Form 10-K
period 1996-03-31
COMMAND SECURITY CORP
filed 1996-07-12
CIK 864509

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1996
                          --------------

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ______

                         Commission File Number 0-18684
                                                -------

                           COMMAND SECURITY CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                14-1626307
- -------------------------------              ------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

Lexington Park, Lagrangeville, New York                  12540
- ------------------------------------------------------------------------
(Address of Principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (914) 454-3703
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:


                                  Common Stock
 -------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No____
   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of June 24, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price $1.4375 on that date, was approximately $6,656,265.

As of June 24, 1996, the registrant had issued and outstanding 6,786,706 shares of Common Stock.

                                     PART I

                                ITEM 1.  BUSINESS
                                -----------------

     The Company is a corporation formed under the laws of the State of New York on May 9, 1980. It principally provides uniformed security services from its fifteen operating offices in New York, New Jersey, Illinois, California, Connecticut and Florida to commercial, financial, industrial, aviation and governmental clients in the United States. Security services include providing uniformed guards for access control, theft prevention, surveillance, vehicular and foot patrol and crowd control. The Company employs a total of approximately 3,800 hourly guards, including those employed under security service agreements with other security guard companies for which the Company administers billing, collection and payroll ("service company clients") and approximately 75 other employees indirectly attributable to guard services including supervisors and dispatchers. The Company also employs approximately 75 administrative employees, including the executive staff.

     Management believes there is heightened attention to security matters due to the ongoing threat of criminal and terrorist activities. As a result of such attention, management further believes that the urban commercial centers served by the Company provide an opportunity for increased market participation and growth.

     From 1983, when William C. Vassell, the Company's Chairman of the Board acquired control, to June 1990, the Company expanded its business through internal sales efforts and by acquisitions of the customer lists of smaller security firms in markets the Company was already serving. In July 1990, the Company implemented an expansion program emphasizing growth by providing back office services to service company clients.

     This program capitalizes on the Company's proprietary computerized scheduling and information systems, which incorporates administrative programs and other data processing procedures. Pursuant to written "Service Agreements", the Company provides service company clients with the benefits of its proprietary computerized scheduling and information system and programs, as well as its accounts receivable financing and insurance resources, for a fee equal to a percentage of the service company clients' revenue or gross profits. Under these agreements, the Company's program is designed to take over the "back office" functions of these clients, enabling them to reduce their general and administrative expenses and thereby increase profitability, while also freeing their managers to service existing customers and to solicit new business.

     In connection with these Service Agreements, the Company may provide to its service company clients financial accommodations typically in the form of loans, the repayment of which is secured by accounts receivable, customer lists, contracts and all other assets of the independent firm and is personally guaranteed by the owner(s) of the service company.

     In December 1992, the Company obtained approval of its franchise disclosure documents from the State of New York and permission to sell franchises in New York State as well as in those 35 states that do not require the filing of franchise disclosure materials. The Company has not sold any franchises to date.

Operations
- ----------

     As a licensed watchguard and patrol agency, the Company furnishes guards to its customers to protect people or property and to prevent the theft of property. In this regard, the Company principally conducts business by providing guards and other personnel who are, depending on the particular requirements of the customer, uniformed or plainclothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts such as fire stations, reception areas or video monitors. The Company's guards maintain contact with headquarters or supervisors via car radio or hand-held radios. In addition to the more traditional tasks associated with access control and theft prevention, guards respond to emergency situations and report to appropriate authorities fires, natural disasters, work accidents and medical crises. The Company also provides private investigation services.

     The Company provides a variety of uniformed services for domestic and international air carriers including pre-board passenger screeners, checkpoint security supervisors, wheelchair escorts, skycaps, baggage handlers and uniformed guards for cargo security areas.

     The Company provides guard services to many of its industrial and commercial customers on a 24-hour basis, 365 days per year. For these customers, guards are on hand to provide plant security, access control, personnel security checks and traffic and parking control and to protect against fire, theft, sabotage and safety hazards. The remaining customers include retail establishments, hospitals, governmental units and promoters of special events. The services provided to these customers may require armed as well as unarmed guards. The Company also provides specialized vehicle patrol and inspection services and personal protection services to key executives and high profile personalities from time to time.

     To ensure that adequate protection requirements have been established prior to commencing service to a customer, the Company evaluates the customer's site and prepares a recommendation for any needed changes to existing security programs or services. Surveys typically include an examination and evaluation of perimeter controls, lighting, personnel and vehicle identification and control, visitor controls, electronic alarm reporting systems, safety and emergency procedures, key controls and security force manning levels. While surveys and recommendations are prepared by the Company, the security plan and coverage requirements are determined by the customer. Operational procedures and individual post orders are reviewed and/or rewritten by the Company to meet the requirements of the security plan and coverage determined by the customer.

     In order to provide a high level of service without incurring large overhead expenses, the Company establishes offices close to its customers and delegates responsibility and decision making to its local managers. The Company emphasizes the role of its managers by assigning to each one responsibility for both sales and service. The Company believes that in most situations the combination of both sales and service responsibilities in a single individual results in better supervision and quality control and greater responsiveness to customer concerns.

     The Company generally renders its security services pursuant to a standard form security services agreement which specifies the personnel and/or equipment to be provided by the Company at designated locations and the rates therefor, which typically are hourly rates per person. Rates vary depending on base, overtime and holiday time worked, and the term of engagement. In most cases, the Company assumes responsibility for scheduling and paying all guards and to provide uniforms, equipment, instruction, supervision, fringe benefits, bonding and workers' compensation insurance. These agreements also provide customers with flexibility by permitting reduction or expansion of the guard force on relatively short notice. The Company is responsible for preventing the interruption of security service as a consequence of illness, vacations or resignations. In most cases the customer also agrees not to hire any security personnel used by the Company for at least one year after the termination of the engagement. Each agreement may be terminated by the customer, typically with no prior notice or short notice (usually 30 days). In addition, the Company may terminate an agreement immediately upon default by the customer in payment of monies due thereunder or if there is filed by or against the customer a bankruptcy petition or if any other act of bankruptcy occurs.

     The Company has its own proprietary computerized scheduling and information system. The scheduling of guards, while time-consuming, is a most important function of any guard company. Management believes the system substantially reduces the time a manager must spend on scheduling daily guard hours and allows the Company to fulfill customer needs by automatically selecting those guards that fit the customer's requirements.

Significant Recent Acquisitions
- -------------------------------

     On February 24, 1995, the Company acquired substantially all of the assets of United Security Group Inc. ("United"). In connection with the United acquisition, the Company retained the services of H. Richard Dickinson, United's chief financial officer, to serve as the Company's Chief Financial Officer and increased the size of its Board of Directors to eight members. See Notes 18 and 21 of "Notes to Financial Statements".

Employee Recruitment and Training
- ---------------------------------

     The Company believes that the quality of its guards is essential to its ability to offer effective and reliable service, and it believes diligence in their selection and training produces the level of performance required to maintain customer satisfaction and internal growth.

     All selected applicants for Company guard positions undergo a detailed preemployment interview and a background investigation covering such areas as employment, education, military service, medical history and, subject to applicable state laws, criminal record. In certain cases the Company employs psychological testing and, where permitted, uses preemployment polygraph examinations. Personnel are selected based upon physical fitness, maturity, experience, personality, stability and reliability. Medical examinations and substance abuse testing may also be performed. Prerequisites for all Company guards include a good command of the English language and the ability to communicate well and write a comprehensive and complete report. Preference is given to applicants with previous experience, either as a military or a civilian security-police officer.

     The Company trains accepted applicants in three phases: Preassignment; On-the-job; and Refresher. The Company's training programs utilize current curricula and audio-visual materials. Preassignment training explains the duties and powers of a security guard, report preparation, emergency procedures, general orders, regulations, grounds for discharge, uniforms, personal appearance and basic post responsibilities. On-the-job assignment training covers specific duties as required by the post and job orders. On-going refresher training is given on a periodic basis as determined by the local area supervisor and manager.

     Command treats all employees and applicants for employment without unlawful discrimination as to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation in all employment-related decisions.

Significant Customers
- ---------------------

     No customer of the Company accounted for more than 10% of its gross revenue in the fiscal year ended March 31, 1996.

Competition
- -----------

     Competition in the security service business is intense. It is based primarily on price and the quality of service provided, the scope of services performed, name recognition and the extent and quality of security guard supervision, recruiting and training. As the Company has expanded its operations it has had to compete more frequently against larger national companies, such as Pinkerton's, Inc., The Wackenhut Corporation, Burns International Security Services, Inc. and Wells Fargo Guard Services, which generally have substantially greater financial resources, personnel and facilities than the Company. These competitors also offer a range of security and investigative services which are at least as extensive as, and directly competitive with, those offered by the Company. In addition, the Company competes with numerous regional and local organizations which offer substantially all of the services provided by the Company. Although management believes that, especially with respect to certain of its markets, the Company enjoys a favorable competitive position because of its emphasis on customer service, supervision and training and is able to compete on the basis of the quality of its service, personal relationships with customers and reputation, there can be no assurance that it will be able to maintain its competitive position in the industry.

Government Regulation
- ---------------------

     The Company is subject to city, county and state firearm and occupational licensing laws that apply to security guards and private investigators. In addition, many states have laws requiring training and registration of security guards, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond, surety or insurance standards. The Company may be subjected to penalties or fines as the result of licensing irregularities or the misconduct of one of its guards or investigators from time to time in the ordinary course of its business. Management believes the Company is in material compliance with all applicable laws and regulations. Under the law of negligence, the Company can be liable for acts or omissions of its agents or employees performed or occurring in the course of their employment. In addition, some states have statutes that expressly impose legal responsibility on the Company for the conduct of its employees. The nature of the services provided by the Company potentially exposes it to greater risks of liability for employee conduct than are experienced by non-security businesses. The Company currently maintains general liability insurance in the amount of $1.0 million per occurrence and umbrella liability insurance in the amount of $25.0 million per occurrence and $25.0 million in the aggregate, which it believes is suitable and at a level customary for the industry for a business of its size.

     The Company's franchise disclosure document has not been updated since its initial approval and would require such prior to any franchise offering.

     New York State's Security Guard Act of 1992 (the "Security Guard Act"), previously known as the "Mega Bill", has been implemented in stages since December 26, 1993. The purpose of the Security Guard Act is to regulate the security guard industry by insuring proper screening, hiring and training of security guards through the implementation of minimum recruitment and training standards. This legislation affects all in-house (or proprietary) guard forces as well as security guard companies such as the Company. Legislation has also been introduced at the federal level which would be expected to require regulations similar to those imposed under the Security Guard Act. The New York regulation has created, and the federal regulation is expected to create, increased marketing opportunities for the Company's guard business since compliance with increased training requirements by in-house security forces results in disproportionately large cost increases for them compared to the Company. Compliance with the Security Guard Act has not, and with respect to the proposed federal legislation is not expected to materially increase the cost of the Company's operations. The Committee of National Security Companies supports the federal legislation and management believes the prospects for its eventual passage are good.

Employees
- ---------

     The Company currently employs approximately 3,800 hourly workers performing guard services and approximately 75 other employees indirectly attributable to guard services including supervisors and dispatchers. The Company also employs approximately 75 executive, sales, administrative or clerical staff most of whom are salaried.

     The Company's business is labor intensive and, as a result, is affected by the availability of qualified personnel and the cost of labor. Although the security guard industry is characterized by high turnover, the Company believes its experience compares favorably with that of the industry. The Company has not experienced any material difficulty in employing suitable numbers of qualified security guards, although, when labor has been in short supply, it has been required to pay higher wages and incur overtime charges.

     Approximately 79% of the Company's employees hired for guard service customers do not belong to a labor union. The Company's New York City and Chicago employees, who represent approximately 21% of the Company's employees for guard service customers, work under collective bargaining agreements with the following unions: Local 32B-32J, Service Employees International Union; Allied International; Local 25, Service Employees International Union; and Special & Superior Officers Benevolent Association. Most of the Company's New York City and Chicago competitors also are unionized, and it is typically a contract requirement in New York City and Chicago that security guards be union members. The Company has experienced no work stoppages attributable to labor disputes. Otherwise, the Company believes that its relations with its employees are satisfactory. Guards and other personnel supplied by the Company to its customers are employees of the Company, even though they may be stationed regularly at the customer's premises.

Service Marks
- -------------

     The Company believes itself to be the owner of the service marks "Command", "CSC" and "CSC Plus" design for security guard, detective, private investigation services and related consulting services. On October 22, 1991, the mark "CSC" for the above services was registered with the U.S. Patent and Trademark Office, Registration No. 1,662,089. It appears on the principal register. The service mark registration applications for "Command" and "CSC Plus" design relative to the above services are pending before the United States Patent and Trademark Office. Once registered, the marks are expected to appear on the principal register.

     The Company also believes itself to be the owner of the service marks "STAIRS", "Smart Guard" and "Smartwheel." The respective registration dates and numbers for "STAIRS" and "Smart Guard" are September 15, 1992; No. 1,715,363 and December 19, 1992; No. 1,742,892. The service mark application filed on March 24, 1994, for "Smartwheel" is pending before the U.S. Patent and Trademark Office. Once registered, the mark is expected to appear on the principal register.


                               ITEM 2.  PROPERTIES
                               -------------------

     At March 31, 1996, the Company owned and used in connection with its business approximately 71 vehicles and one boat. The Company also owns three vehicles used in connection with the business of one of its service company clients.

     At March 31, 1996, the Company did not own any real property. It occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, of approximately 4,760 square feet with a base annual rental of $74,266 under a five year lease expiring November 30, 1996. The Company is currently negotiating the terms of a new lease for its Lexington Park offices. The Company also occupies the following offices:

                                             Square         Base Annual
Location                 When Opened         Footage        Rent
- --------                 -----------         -------        -----------


The Poughkeepsie Plaza Mall
Poughkeepsie, NY               9/1/83             920         $12,000

17 Lewis Street
Hartford, CT                   5/1/92           1,075         $11,712

331 Park Avenue South
10th Floor
New York, NY                  11/1/91           3,400         $57,300

331 Park Avenue South          2/1/93           3,400         $54,000
11th Floor
New York, NY

White Plains Mall
200 Hamilton Avenue
White Plains, NY               1/1/88             750         $14,400

8355 N.W. 53rd Street
Miami, FL                     12/1/91           2,270         $34,812

505 Main Street
Suite #2
Williamsville, NY              5/1/93             680         $ 5,400

9415 S. Western Avenue        9/10/95           1,441         $20,220
Chicago, IL

5801 E. Slauson Avenue        11/9/94           1,689         $28,375
Suite G-160
Commerce, CA

One Corporate Drive            2/1/93           1,712         $22,000
Suite 218
Shelton, CT

96A Allen Boulevard            1/1/94            950          $ 9,504
East Farmingdale, NY

386 Park Avenue South          9/1/95           4,000         $70,000
New York, NY

1185 Morris Avenue             1/1/96           1,690         $20,340
Suite 301A
Union, NJ

Cargo Building 78             6/10/93           1,642         $43,205
JFK International Airport
Jamaica, NY

Los Angeles International     8/15/96             647         $14,519
  Airport
Los Angeles, CA

1237 Central Avenue #210     10/19/93             400         $ 4,800
Albany, NY

     Except for the Lagrangeville, New York City, East Farmingdale, Commerce, Los Angeles, Chicago, Shelton, Hartford and Union leases, the leases are effective on a month-to-month basis to allow the Company maximum flexibility.

     The Company believes its properties are adequate for its current needs.


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

     The nature of the Company's business subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. Except for such litigation incidental to its business, other claims or actions that are not material and the lawsuits described below, there are no pending legal proceedings to which the Company is a party or to which any of its property is subject. See "EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K."

     An action was commenced in the State of New York Supreme Court, County of Queens, by Michael Whelton against the Company and the City of New York on or about August 20, 1992. This action seeks $3 million in damages together with $9 million in punitive damages arising from injuries allegedly sustained by the plaintiff as a result of an assault by one of the Company's guards, while said guard was on duty. This suit has been turned over to the insurance carrier for defense. The Company denies any culpability and asserts an affirmative defense that its liability, if any, does not exceed 50% of the liability of all defendants and hence seeks apportionment of liability. The Company has insurance coverage with limits of $6 million covering this claim. Management is of the opinion that the exposure to the Company does not exceed its insurance coverage. (See Note 13 to the "Notes to Financial Statements").

     In August, 1992, the Company commenced an action in the State of New York Supreme Court, County of Dutchess, against Guard Services of America, Inc. ("GSA"), a former service company client for non-payment of obligations owed by the service company client to the Company. The Company seeks $965,000 in damages. At approximately the same time, GSA initiated suit in the Potter County District Court, Texas, for non-performance of the Company in connection with the terms of the service agreement seeking compensatory damages in an unspecified amount. The Company has counterclaimed in the Texas action on substantially the same basis as its suit in New York. In April, 1996 GSA filed for

Chapter 7 protection in Bankruptcy Court. The Company has retained the services of local counsel in Texas to continue the Company's claim and to protect its interest as a secured party in the Bankruptcy proceeding. Management is of the opinion that the likelihood of loss on the suit by GSA against the Company is remote. The Company has established reserves for the full amount due to the Company in connection with G.S.A. (See Note 13 to "Notes to Financial Statements").


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II
                                     -------

          ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          -------------------------------------------------------------
                               STOCKHOLDER MATTERS
                               -------------------


     Since July 10, 1995 the Company's Common Stock has been traded on the over-the-counter NASDAQ SmallCap market. For several years prior to that time the Company's common stock was traded on the NASDAQ National Market.

     The following table sets forth, for the calendar periods indicated, the high and low bid quotations or last sales price for the Common Stock as reported by the National Quotation Bureau, Inc. for each full quarterly period within the two most recent fiscal Years.


               Period(1)               Last Sales Price
               ------                  ----------------
                                       High         Low
                                       ----------------

               1995
               ----
          First Quarter                 3 5/8     2 3/8
          Second Quarter                4 1/8     1 7/8
          Third Quarter                 3 3/4     2 3/8
          Fourth Quarter                2 7/8     1 37/64

               1996
               ----
          First Quarter                 2         3/4
          Second Quarter                1 7/16    7/8
          Third Quarter                 1 9/32    23/32
          Fourth Quarter                1 7/16    7/8

     (1)  Reflects fiscal years ended March 31 of the year indicated.

     The above quotations do not include retail mark-ups, mark-downs or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

     As of June 24, 1996, there were approximately 232 holders of record of the Company's Common Stock. Management believes there are in excess of 1,000 beneficial holders of the Company's Common Stock.

     The last sales price of the Company's Common Stock on June 24, 1996, was $1.4375.

     The Company has never paid cash dividends on its Common Stock. Payment of dividends, if any, will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance, in part, the development of its business.

                       COMMAND SECURITY CORPORATION

                     ITEM 6. SELECTED FINANCIAL DATA

The financial data included in this table have been derived from the financial statements as of and for the years ended March 31, 1996, 1995, 1994, 1993 and 1992, which have been audited by independent certified public accountants. The information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with the financial statements and related notes included in the Report. See Note 21, "Acquisitions", for factors affecting the comparability of the financial data.


                                                      Statement of Operations Data
                                                      ----------------------------

                                                         Years Ended March 31,
                                                         ---------------------

                                                           1996           1995           1994           1993           1992
                                                           ----           ----           ----           ----           ----
Revenue (excluding service company revenue)            $54,995,444   $ 39,595,272   $ 25,393,933    $ 9,760,092    $16,714,464

Gross profit                                           $ 8,496,499   $  4,527,365   $  2,914,928    $ 1,939,632    $ 2,699,355

Service contract revenue                               $ 1,519,803   $  1,291,943   $  1,022,684    $ 1,527,670    $ 1,431,455

Operating profit/(loss)                                $ 1,250,713   $ (2,412,603)  $ (2,227,936)   $  (311,477)   $   322,357

Net income/(loss)                                      $   511,650   $ (2,983,823)  $ (2,727,102)   $  (315,469)   $   114,102

Income/(loss) per common share - primary               $       .06   $       (.70)  $      (.96)    $     (.15)    $       .05

Weighted average number of common shares outstanding
  - primary                                              6,663,986      4,274,657     2,827,297      2,053,075       2,137,000

                                                   Balance Sheet Data as of March 31,
                                                   ----------------------------------

                                                         1996           1995           1994           1993            1992
                                                         ----           ----           ----           ----            ----
Working capital/(deficiency)                           $   218,968    $  (531,602)   $  (772,143)   $ 1,063,648    $ 2,306,790

Total assets                                           $22,384,414    $20,267,099    $17,733,634    $11,909,890    $10,806,072

Short-term debt1                                       $ 8,506,911    $ 6,095,183    $ 6,936,086    $ 3,940,092    $ 3,024,587

Long-term debt2                                        $ 1,194,505    $ 1,229,773    $ 1,106,221    $              $    69,252

Redeemable convertible preferred stock                 $ 1,614,525    $ 1,495,065    $              $              $

Stockholders' equity                                   $ 5,189,226    $ 4,993,859    $ 5,135,744    $ 4,182,472    $ 4,371,016








     --------------------

          1 The Company's short-term debt includes the current maturities of long-term debt, obligations under capital leases, and short-term borrowings. See Notes 6 and 9 of "Notes to Financial Statements."

          2 The Company's long-term debt includes the long-term portion of obligations under capital leases.

                  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ---------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

     Management's Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements.

Results of Operations
- ---------------------

     For the fiscal year ended March 31, 1996, the Company's operations resulted in a net profit of $511,650 after a net income tax benefit of $300,541. In addition, as of that date, the Company had positive working capital of $218,968 and its current public accounting firm has removed the "going concern" modification which was included in the prior auditor's report. The operating results for the year were, in part, due to management's development and implementation of a plan to reduce administrative expenses primarily through synergies realized with the elimination of duplicative overhead costs following the acquisition of United.

     The Company plans to grow through internal sales expansion, through acquisitions and by selling its Service Agreements. The Company intends to finance this growth through its existing lines of credit; cash realized from the exercise of stock options and warrants; and/or private placement or public issue of stock. Management will continue to seek cost reductions in its direct labor, payroll tax rates and insurance expense, as well as administrative savings where appropriate.

Fiscal Year Ended March 31, 1996 Compared with March 31, 1995
- -------------------------------------------------------------

     During the fiscal year ended March 31, 1996, revenue increased by $15.4 million or 39.0% over the fiscal year ended March 31, 1995. Revenue increased by approximately $24.4 million as a result of the acquisition of United in February 24, 1995 and other, smaller acquisitions closed during fiscal year 1996. This increase was offset by $5.9 million resulting from contract cancellations net of new contract starts, $0.4 million resulting from the sale of the Company's Boston operation and $2.7 million attributable to the special event security provided for WOODSTOCK '94 (see "---Liquidity and Capital Resources") which was reported in the prior year and did not recur in the fiscal year ended March 31, 1996.

     Gross profit as a percentage of revenue increased to 15.4% in fiscal 1996 from 11.4% in fiscal 1995. This increase is primarily attributable to lower direct labor costs, as well as lower costs for union benefits. Offsetting this increase was the high margin special event security provided for WOODSTOCK '94 (see "---Liquidity and Capital Resources") that did not recur in the fiscal year ended March 31, 1996.

     The Company provides payroll and billing services and accounts receivable financing through contracts with service company clients for a percentage of the revenue or gross profit generated from their business. The Company owns the accounts receivable and, depending on the individual contract, may be the employer of record. The caption "Service Contract Revenue" represents the income earned on the Service Agreements.

     Service Contract Revenue increased by $227,860 to $1,519,803 in fiscal year 1996 compared to $1,291,943 fiscal year 1995. $275,034 of this increase is attributable to the Company's non-employer of record program, new in fiscal year 1996. Fees also increased by another $229,221 due to higher volume generated by existing Service Agreements, offset by the loss during the third quarter of fiscal year 1995 of a contract with one service company client, revenue from which amounted to $276,395 in fiscal year 1995.

     General administrative expenses increased by $2,788,500 to $9,339,191 in fiscal 1996 from $6,550,691 in fiscal 1995. The major areas of increase are the ongoing general and administrative costs of $1,649,135 resulting from the addition of the United operations; depreciation and amortization expense of $615,719; bank service fees of $202,224; and administrative salary expense of $158,263.

     The provision for doubtful accounts decreased by $1,424,153 from $1,777,460 to $353,307. This decrease is primarily due to provisions established during fiscal year 1995 for the collection of the WOODSTOCK '94 receivables of $639,530, as well as for various service accounts and notes receivable. During fiscal year 1996, the Company reported bad debt recoveries of $220,918 compared with $111,107 for the prior fiscal year. This caption represents the amounts collected on accounts receivable in excess of the value carried, net of established provisions for doubtful accounts. Of the amount reported for fiscal year 1996, $200,000 represents the amount collected in excess of book value of the WOODSTOCK '94 receivable.

     Insurance rebates received by the Company for fiscal years ended March 31, 1996 and 1995 of $742,305 and $150,238 represent dividends received from the Company's former worker's compensation insurance carrier for a multi-state program that was in effect for the three years ended September 30, 1995. The net premium paid by the Company was based on ultimate losses pursuant to a predetermined calculation with rebates of excess premiums refundable to the Company in the form of dividends at the discretion of the insurance carrier. Although the insurance carrier has no legal obligation to declare a dividend, the Company believes that it is likely that it will receive a similar dividend during the fourth quarter of fiscal year ended 1997 for an amount ranging from $600,000 to $800,000. The policy for the current policy year is also loss sensitive but provides for a contractual obligation on the part of the insurance carrier to refund premiums paid in excess of actually determined premiums. As such, the Company has calculated its insurance expense for the last six months of the 1996 fiscal year on the basis of estimated losses plus certain minimum premium amounts. Therefore, no significant rebates will be forthcoming in the future with respect to the current policy year.

     The loss on value of intangible assets represents a write-down of an acquired customer list for the value of the customers lost (see Note 4 to "Notes to Financial Statements").

     Net interest increased by $389,911 to $1,013,502 in fiscal year 1996 from $623,591 in fiscal year 1995. This increase is attributable to the interest required to service the increased debt resulting from the acquisition of United and higher working capital requirements.

     Equipment dispositions primarily represent older cars sold or taken out of service.

Fiscal Year Ended March 31, 1995 Compared with March 31, 1994
- -------------------------------------------------------------

     During the fiscal year ended March 31, 1995, revenue increased by $14,201,339 or 55.9% over the fiscal year ended March 31, 1994. Approximately $9.3 million of the increase was attributable to the acquisition of the security guard business of ISS International Service System, Inc., approximately $2.7 million of the increase was attributable to the special event security provided for WOODSTOCK '94 (gross profit is calculated prior to adjustment for provisions for doubtful accounts) (See "---Liquidity and Capital Resources"); and approximately $2.1 million of the increase was attributable to the acquisition of United.

     After giving effect to a reclassification of insurance rebates applicable to prior years, gross profit as a percentage of revenue decreased to 11.4% in fiscal 1995 from 11.5% in fiscal 1994. This decrease was primarily attributable to higher union costs in connection with the Company's New York City operation offset by the high margin special event security provided for WOODSTOCK '94 and the higher margin business acquired from United. Without the special event security and the higher margin business acquired from United, gross profit would have declined by .4% to 11.0% of revenue.

     Service Contract Revenue increased by $269,259 in fiscal year 1995 compared to fiscal year 1994. Approximately two-thirds of the increase in fiscal year 1995 compared to fiscal year 1994 was due to increased volume generated by existing Service Agreements and one-third was attributable to new Service Agreements. A contract with one service company client ended in December, 1994. Revenue for this client amounted to $276,395 in fiscal year 1995.

     General administrative expenses increased by $1,419,076 to $6,550,691 in fiscal year 1995 from $5,131,615 in fiscal year 1994. The major areas of increase were the ongoing general and administrative costs of the acquisitions of ISS, Madison and United of $411,000, $159,000 and $177,000, respectively; depreciation and amortization expense of $239,000; and administrative salary expense of $460,000 ($312,500 of which represents provision for former employee arbitration potential liability). The provision for doubtful accounts increased by $727,420 from $938,933 to $1,666,353. The major components of this increase were provisions established for the collection of WOODSTOCK '94 receivables $639,530 with the remainder attributable to service accounts and notes receivable. The loss on value of intangible assets represents a write-down of an acquired customer list for the value of the customers lost.

     Net interest increased by $218,471 to $623,591 in fiscal year 1995 from $405,120 in fiscal year 1994. This increase was attributable to the interest required to service the increased debt resulting from the acquisition of ISS and United.

     Equipment dispositions primarily represent older cars sold or taken out of service.

Liquidity and Capital Resources
- -------------------------------

     The Company pays its guard employees and those of its Service Agreement Clients on a weekly basis, while its customers and the customers of service company clients pay for the services of such employees generally between 50 to 60 days after billing by the Company. In order to provide funds for payment to its guard employees, on February 24, 1995, the Company entered into a commercial revolving loan arrangement with CIT Group/Credit Finance (CIT). Under this agreement, borrowings may be made in an amount up to 80% of eligible accounts receivable, but in no event more than $10,000,000. During the quarter ended December 31, 1995, this agreement was amended to increase the borrowing availability from 80% to 82.5%. Outstanding balances bear interest at per annum rate of 2% in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets. Prior to the existing agreement, the Company utilized a commercial revolving loan agreement with another institutional lender.

     At March 31, 1996, the Company had borrowed $5,964,204 or approximately 52% of its billed accounts receivable (after allowance for bad debts, but before accrued and unbilled receivables) and virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan arrangement.

     Generally, the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

     The Company entered into a subordinated loan arrangement on February 24, 1995, with Deltec Development Corporation (Deltec) pursuant to which the Company borrowed $1.5 million, the proceeds of which were used primarily to acquire the assets of United. The subordinated loan has a term of four years, calls for quarterly principal and interest payments and bears interest at fourteen percent (14%) per annum. It is collateralized, on a subordinated basis, by all the Company's assets, properties and other revenue.

     The loan agreements with CIT and Deltec contain numerous non-financial covenants. For the year ended March 31, 1996, the Company was not in compliance with several of the administrative requirements. Subsequent to the year end, the Company obtained a waiver of these violations from both CIT and Deltec. (See Notes 6 and 9 to "Notes to Financial Statements.")

     Other short-term borrowings of $502,000 as of March 31, 1996, consisted of insurance premium financing of $383,000 with the remainder primarily consisting of service account acquisition indebtedness.

     Long-term debt as of March 31, 1996 consisted of $1,000,000 due to ISS International Service Systems, Inc. ("ISS"); $1,125,000 due to Deltec Development Corporation; $478,764 (net of imputed interest of $36,383) due to 32B-J Pension, Health and Annuity Fund with which the

Company reached agreement in January, 1996 (See Note 9 to "Notes to Financial Statements"); and $42,500 due to William C. Vassell, the Company's Chairman of the Board; with the remainder of $471,000 primarily representing various auto and other installment loans.

     The ISS debt of $1,000,000 created in connection with the purchase of various guard service accounts consists of two notes in the amount of $500,000 each due, on March 31, 1995 and October 27, 1995, respectively. The Company has defaulted on both payments and is engaged in negotiations with ISS to settle the obligation. The Company believes that ISS has breached certain provisions of the various agreements associated with the acquisition. ISS has the right to foreclose on certain shares of the Company's common stock owned by Mr. Vassell, the Company's Chairman of the Board. The Company has entered into an agreement to indemnify Mr. Vassell in the event of foreclosure whereby the Company would issue to Mr. Vassell such number of shares as were delivered to ISS in foreclosure. This would result in a reduction of the ISS-related debt and a corresponding increase in stockholders' equity. There would be no impact to the Company's net income except a decrease in earnings per share due to the increased number of shares outstanding. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT---Change in Ownership."

     The Company completed a series of private placements of 2,087,508 Shares of Common Stock and 9,061 Shares of Series A Preferred Stock as of February 24, 1995. The total capital raised was approximately $4,160,000. The capital was used for working capital purposes as well as for the acquisition of United. Expenses incurred in connection with the acquisition and private placements were approximately $1,150,000. Approximately $500,000 was used for working capital purposes.

     On October 27, 1993, the Company completed a private placement of 1.6 million units at $2.50 per unit. Each unit consists of one share of common stock and one warrant for one-half share exercisable at $3.50 per full share. The private placement raised $4,000,000 of which $2,250,000 was used along with debt financing to close the acquisition of the security guard business of ISS. Expenses in connection with the private placement were approximately $677,000. Expenses relating to the acquisition were approximately $146,000. The remainder of $927,000 was used for working capital purposes.

     The Private Placement Memorandum issued by the Company in connection with both the 1993 and 1995 Private Placements contained financial information which has since been restated. It is possible that under federal and/or state securities laws, the purchasers of Units pursuant to the 1993 offering and the purchasers of shares in connection with the offerings that consummated in February, 1995, may allege that they have a right to the return of their investment, which totaled $4.0 million and $4.16 million respectively, with interest. (See Note 13 to "Notes to Financial Statements".) Management believes that the probability of such claims and the resultant negative impact on the Company's financial condition is diminishing with time.

     During the fiscal year ended March 31, 1995, the Company established a reserve in the amount of $629,530 against a gross receivable balance of $940,833 plus interest and legal fees owed to it on its security contract for WOODSTOCK '94. During the third quarter of fiscal year 1996, the Company reached an agreement with Polygram Diversified Ventures, Inc. and Woodstock Ventures, Inc., as a result of which the Company received a final cash settlement of $650,000.

     Accounts receivable, net of allowance for doubtful accounts, increased by approximately $2.6 million primarily as a result of new business generated by existing service agreement clients ($1.5 million) as well as the addition of new service agreements ($0.7 million) signed during fiscal year 1996. This increase was financed primarily by borrowings on the line of credit. Accounts payable and accrued expenses decreased by approximately $1.0 million due in substantial part to payment during the fiscal year 1996 of certain liabilities assumed pursuant to the acquisition of United and a reduction in accounts payable resulting from the more timely payment of the Company's obligations to its vendors.

     The Company had positive working capital as of March 31, 1996 of $218,968 as compared to a working capital deficit of $531,602 as of March 31, 1995. This improvement during the fiscal year 1996 was primarily due to earnings, as well as the favorable settlement with the 32BJ union over past benefits. (See Note 9 to "Notes to Financial Statements".)

     The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein.

     The Company has no present material commitments for capital expenditures.

     During fiscal 1995, the Company adopted the provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This statement requires that the long-lived assets (e.g., certain intangibles) be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and provides guidelines for measuring the impairment. The adoption of SFAS 121 had no material impact on the financial position or results of operations of the Company.

     However, in light of the recent increase in the attrition rate of certain acquired customer accounts, the Company will be required to re-evaluate the estimated remaining lives of its customer lists (intangibles) and may therefore increase the rate of amortization in future periods. Such increase in amortization would represent a non-cash expense, and would therefore not have an impact on the cash flow of the Company.


              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------

     See ITEM 14, "EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K."

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ------------------------------------------------------
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

     On February 5, 1996, at the direction of its Board of Directors, the Company advised Coopers & Lybrand L.L.P. ("Coopers") that due to cost containment efforts, its engagement of Coopers as its independent public accountants was terminated. The Board also determined to engage D'Arcangelo & Co. L.L.P. ("D'Arcangelo"), as its new independent public accountants, effective as of February 8, 1996.

     The following information concerns prior opinions and disagreements with the Company's former accountants during the two most recent fiscal years.

     Cooper's report on the financial statements for the fiscal years ended March 31, 1994 and March 31, 1995 contained an opinion modified to disclose substantial doubt about the Company's continuation as a going concern. Coopers' report on the financial statements for the year ended March 31, 1994 also contained a modification to disclose the restatement of the Company's March 31, 1992 and March 31, 1993 year-end financial statements. The restatements were made in connection with the application of an accounting principle related to the method of recognizing gain on sales of the Company's customer lists and advances to service companies in exchange for notes. Previously, the Company recognized gain associated with the sale of a customer list at the date the transaction was consummated if certain conditions, such as the adequacy of collateral and a reasonable expectation of performance, were met. Advances to service companies were recorded as a current or long-term asset, depending on the term of the note. Upon reconsideration, the Company determined that, absent an adequate downpayment at closing, such gain should be recognized only when cash collections are received. Advances to customer list purchasers are charged to operations and recognized only upon recovery.

     The above-mentioned application of an accounting principle was the subject of a disagreement between the Company and Coopers in early February l994. The disagreement was resolved to the satisfaction of Coopers and the Company's Board of Directors. The Company has authorized Coopers to respond fully to the inquiries of the successor accounting firm, D'Arcangelo, regarding the disagreement.

     In connection with the disagreement with Coopers, the Company consulted with D'Arcangelo concerning the recognition of earnings generated by the Company from one of its service agreement clients. D'Arcangelo, which has been providing supplemental accounting and consulting services to the Company, expressed its view regarding this matter of disagreement with Coopers. D'Arcangelo's views were that the Company's method of recognizing earnings from its service agreement clients was correct. As stated above, Cooper's view was that certain earnings reported by the Company in connection with one of its service agreement clients was not the correct manner of accounting for those transactions.

     Upon final disposition of the matters which were the subject of the disagreement, all parties, including the Company, Coopers and D'Arcangelo, were in agreement with the manner in which the subject matter was accounted for.

                                    PART III
                                    --------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

     Because the size of the Board is greater than six, the Company's By-Laws require that the Board be divided into two classes. The first class consists of directors Steven B. Sands, Peter T. Kikis, Lloyd H. Saunders, III and H. Richard Dickinson. The second class consists of William C. Vassell, Gordon Robinett, Peter J. Nekos and Gregory J. Miller. The terms of the directors in the first class will expire at the annual meeting of Shareholders in 1996 or until their successors have been elected and qualified. The terms of the directors in the second class will expire at the annual meeting of Shareholders in 1997 or until their successors are elected and qualified. Each director's term is for two years. A classified board makes it more difficult for shareholders to change the majority of directors. Depending on the number of people in each class it could take two (2) annual meetings to replace a majority of the Board. This provision is applicable to every election of directors after the initial classification.

     Each member of the Board entered into a Shareholder Voting Agreement on March 8, 1995, which was finally memorialized on March 24, 1995, and which was amended on June 2, 1995 to include H. Richard Dickinson. It provides that each person then on the Board will (i) vote all shares beneficially owned by him (the "Management Shares") for the election to directorships of each of the other members of the Board, (ii) refrain from voting any of his Management Shares for any action that would result in the increase or decrease of the number of positions on the Board or for the removal, without cause, of any member of the Board, and (iii) in the event of death, resignation or removal of any director, vote all of his Management Shares in favor of the election of the person designated as replacement in accordance with the Shareholders Voting Agreement.

     Simultaneously with the execution of the Shareholders Voting Agreement, all of the persons then on the Board signed a Unanimous Written Consent which provides for them to designate certain members of the Board as replacements for any current director upon death, resignation, removal or inability to serve. Messrs. Vassell, Nekos, Miller and Robinett were given the authority to nominate their replacements; Messrs. Dickinson, Sands and Saunders were given the authority to nominate their replacements; and Mr. Kikis was given the authority to nominate his replacement. The Board members agreed that their respective nominees of any replacements could be provided at a later date.

     The following table provides information concerning each person who was an executive officer or director of the Company at June 24, 1996.

Name                     Age                                 Title
- ----                     ---                                 -----

William C. Vassell       38                          Chairman of the Board

Gordon Robinett          60                          Vice Chairman of the Board,
                                                     Treasurer and Director

H. Richard Dickinson     49                          Executive Vice President,
                                                     Chief Financial Officer and
                                                     Director

Gregory J. Miller        38                          Director

Peter J. Nekos           68                          Director

Peter T. Kikis           73                          Director

Steven B. Sands          37                          Director

Lloyd H. Saunders, III   42                          Director

Eugene U. McDonald       46                          Sr. Vice President
                                                     --Operations

Debra M. Miller          41                          Secretary

     William C. Vassell had been Chairman of the Board, President and Chief Executive Officer of the Company since 1983, when he acquired the remaining 50% equity interest in the Company (he became a 50% owner of the Company in 1980). In connection with the Acquisition of United, Mr. Vassell resigned as President and Chief Executive Officer on February 24, 1995, and retained his position as Chairman of the Board. He has been a director of the Company since 1980. Mr. Vassell is active in various industry and trade associations. He twice was Chairman of the Mid-Hudson Chapter of the American Society for Industrial Security (the nationally recognized security association), and he is a Certified Protection Professional within the Society. He is also a director of the Associated Licensed Detectives of New York State and a member of the Committee of National Security Companies.

     Gordon Robinett was appointed Vice Chairman of the Board of Directors on February 24, 1995. He has been Treasurer of the Company since May, 1990 and a director since 1990. From May 1989 to April 1990, Mr. Robinett was a consultant to Uniforce Temporary Personnel, Inc., a publicly held national temporary personnel agency, and managed his personal investments. From 1968 to April 1989, he was employed by Uniforce, initially as Controller and thereafter as Vice President of Finance, Secretary and Treasurer; and he continues to serve as a member of its board of directors. At Uniforce, Mr. Robinett had responsibility for all corporate accounting and financial management, and he maintained regular contact with all Uniforce franchisees and supervised the analysis of their operating statements.

     H. Richard Dickinson was appointed Executive Vice President and Chief Financial Officer of the Company on February 24, 1995, in connection with the Acquisition of United. Before joining the Company, Mr. Dickinson was the Vice President and Chief Financial Officer of United Security Group Inc. since 1989 and a Director of United since 1993. Mr. Dickinson has 14 years of industry experience. From 1978 to 1982 he was employed by Burns International Security Services, initially as Director of Corporate Taxation and thereafter as Vice President and Treasurer where his responsibilities included corporate accounting and

SEC reporting. In 1982, when Borg Warner acquired Burns, Mr. Dickinson remained at Burns until 1984 when he became Assistant Treasurer and then assumed the role of Treasurer of the Protective Services Group. Mr. Dickinson was named to the Board as of May 4, 1996.

     Peter T. Kikis became a director of the Company on February 24, 1995 in connection with the Acquisition of United. He is a director of Deltec International S.A., the parent of Deltec Development Corporation, the subordinated debt lender to the Company. Since 1950, Mr. Kikis has been the President and a principal in Spencer Management Company, a real estate development and management company in New York, New York. From 1972 to 1992, Mr. Kikis was Chairman of the Board of Directors and a principal of McRoberts Protective Agency, a New York based provider of security guard services.

     Gregory James Miller has been a director of the Company since September 1992. Since 1987 he has served as General Counsel for Goldline Connector, Inc., a Connecticut-based electronics manufacturer, and sits on its board of directors. Mr. Miller also serves "of counsel" to Benenson & Kates, in New York, handling labor law and contract negotiations for security guard clients and has handled various legal matters for the Company since 1985. Mr. Miller is currently employed by Goldline Connectors, Inc. He has a Bachelors Degree from Kalamazoo College, and a Juris Doctor degree from New York Law School, where he was an Editor of the Journal of Human Rights. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Peter J. Nekos has been a director of the Company since March 1991, when he was elected to fill a vacancy arising from the death of Edward Hyde. Mr. Nekos is a certified public accountant and, since July 1986, he has operated his own accounting firm in Mamaroneck, New York, from July 1984 to June 1986 he was a partner of Nekos & Kilduff, an accounting firm located in New Rochelle, New York.

     Steven B. Sands was placed on the Board on April 13, 1994, in accordance with the provisions of an agreement with Sands Brothers executed in connection with the Company's 1993 Private Placement. Mr. Sands is Chairman of the Sands Brothers & Co., Ltd., a Delaware corporation, registered as a broker-dealer. Mr. Sands also has interests in certain entities which own the Company's stock. Mr. Sands is currently on the board of directors of the following publicly-traded companies: The Village Green Bookstore, Inc.; Semi-Conductor Packaging Materials, Inc.; Digital Solutions, Inc.; and Brightpoint Financing For Science International.

     Lloyd H. Saunders, III, became a director of the Company on February 24, 1995, in connection with the Acquisition of United. He is a managing director at Sands Brothers and has been so since 1991. From 1989 to 1990, he was a private investor and from 1986 to 1988 he was the Director of Corporate Finance for Whale Securities, New York, New York. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Eugene U. McDonald has more than 20 years experience in the security business. He joined the Company in October of 1992 as Vice President of Corporate Services, and recently took over the position of Senior Vice President-Operations. Mr. McDonald has held senior management positions with Globe Security (1973-1990) and Burns International Security Services (1990-1992). He has extensive direct personal experience with the handling of specialized security personnel for cleared facilities as evidenced by his duties as Group Vice President - Energy Services for Globe Security. He is active in the American Nuclear Society, Institute of Nuclear Materials Management, American Society for Industrial Security and the Connecticut Police Chiefs Association.

     Debra Miller has been employed by the Company since September 1983, initially as Office Manager and, since March 1986, as Corporate Secretary.

     On February 24, 1995 the Company retained the services of John B. Goldsborough, the former president and chief executive officer of United, to service the Company in the same capacity. On May 1, 1995 Mr. Goldsborough resigned to pursue other interests. The Board has not named a replacement for Mr. Goldsborough.

     Based solely on a review of Forms 3, 4 and 5 and written representations to the Company from all directors except Stephen B. Sands with respect to the fiscal year ended March 31, 1996, the Company is not aware of any person who, at any time during the fiscal year ended March 31, 1996, was a director, officer or beneficial owner of more than ten percent (10%) of the Company's Common Stock and that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 1996 or prior fiscal years. Stephen B. Sands did not file a Form 5 with the Company for the fiscal year ended March 31, 1996, nor a representation that said Form need not be filed.

Board of Directors Compensation
- -------------------------------

     No executive officer receives any additional compensation for serving as a director, and directors who are not employees of the Company receive a meeting fee of $625 for each meeting attended. All directors are reimbursed for expenses incurred in attending Board meetings. With the exception of Peter J. Nekos, no other directors who are not also executive officers received any plan or non-plan compensation from the Company during the last three fiscal years.

     In May 1992, as an incentive for outside directors, the Board of Directors issued to Peter J. Nekos a five-year warrant to purchase 10,000 shares at an initial exercise price of $3.88 per share, the market value on the date of grant. In recognition of Mr. Nekos' contributions to the Company, in August 1993 the Board of Directors authorized the extension of Mr. Nekos' outstanding warrants by two years and reduced the purchase price to $3.25 per share, the fair market value on the date of the extension.


                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

     The following table sets forth for the fiscal year ended March 31, 1996, all plan and non-plan compensation paid to, earned by, or awarded to William C. Vassell, Chairman of the Board, H. Richard Dickinson, Executive Vice President and Chief Financial Officer, Gordon Robinett, Vice Chairman of the Board and Treasurer and Eugene U. McDonald, Senior Vice President - Operations, as well as John B. Goldsborough who served as the Company's President and Chief Executive Officer from February 24, 1995 until May 1, 1995, when he resigned from the Company to pursue other interests. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for the fiscal year ended March 31, 1996, and, therefore, compensation for such other executive officers is not disclosed.

     In December of 1993, William C. Vassell pledged 510,000 of his Shares to ISS in connection with the Company's acquisition of certain security guard assets from ISS. Mr. Vassell pledged said Shares as additional collateral to secure the Company's $1.0 million in promissory notes to ISS for the balance of the purchase price of the ISS security guard assets. Pursuant to an indemnification agreement between Mr. Vassell and the Company, the Company has agreed to indemnify Mr. Vassell for any liability, loss or expense incurred by him as a result of his pledge of Shares. Furthermore, the Company has issued a warrant for 500,000 Shares in consideration of Mr. Vassell's undertaking to pledge his personal holdings as security for the Company's obligations to ISS. The warrant expires in December of 1998 and is exercisable at $3.75 per share, the fair market value of the Company's common stock as of the date of issuance of the warrant. In connection with the United Acquisition and pursuant to the Placement Agent Agreement dated February 24, 1995 between the Company and Sands Brothers, Mr. Vassell agreed to reduce the number of shares covered by the Warrant to 225,000.

     The Company is in default on the $500,000 payments due to ISS on each of March 31, 1995 and October 27, 1995. While ISS has not exercised its right to foreclose on the pledged shares it has the right to do so at any time that the default is continuing. The Company believes that ISS has breached certain provisions of the various agreements associated with the acquisition of the ISS. The Company and ISS are engaged in negotiations to resolve these issues.


                   (Balance of Page Intentionally Left Blank)


                                                                   SUMMARY COMPENSATION TABLE
                                                               FOR THE FISCAL YEAR ENDED 3/31/96

                            Annual  Compensation                                                 Long-Term Compensation

                                                                   Other Annual                  Shares Underlying
Name and Principal          Fiscal Year Ended                      Salary                        Warrants          Shares Underlying
Position                    March 31             Annual Salary     Compensation     Bonus        Granted           Repriced Warrants
- --------                    --------             -------------     ------------     -----        -------           -----------------
William C. Vassell(1)
Chairman of the Board       1994                 $117,692           $12,540 (3)     0            500,000 (4)        300,000(5)
                            1995                 $152,885           (2)             0            0                  0
                            1996                 $150,000           (2)             0            0                  0



H. Richard Dickinson        1996                 $131,593           (2)             0            0                  0
Chief Financial Officer
Executive Vice-President


Gordon Robinett             1994                 $ 81,538           (2)             0            0                  227,500 (6)
Vice Chairman               1995                 $101,923           (2)             0            0                  0
of the Board and Treasurer  1996                 $100,000           (2)             0            0                  0

Eugene U. McDonald          1994                 $ 69,577           (2)             0            15,000(7)          0
Senior Vice-President -     1995                 $ 78,172           (2)             0            0                  0
Operations                  1996                 $ 88,461           (2)             15,000       0                  0

John B. Goldsborough(8)     1996                 $  3,331            0              0            0                  0
President, Chief Executive
Officer

(1) As of March 31, 1995, Mr. Vassell held a total of 961,950 shares and warrants for 525,000 shares of the Company's common stock. He resigned as President and Chief Executive Officer on February 24, 1995.
(2) All perquisites and other personal benefits, securities or property do not exceed 10% of the total annual salary and bonus of the executive officer.
(3)  Includes auto allowance of $9,840.
(4) The exercise price of $3.75 per share was the market value of the Company's shares on the date of grant. Reduced to 225,000 shares as of approximately March 31, 1995.
(5) Includes repricing of the 175,000 and 125,000 shares covered by the warrants issued in 1992 and 1993, respectively.
(6) Includes repricing of the: 107,500 shares issued on January 19, 1991, with exercise price at market value of $5.00 and reduced to market value of $3.25 as of August 16, 1993; 60,000 shares issued on April 8, 1991, with exercise price at market value of $3.375 and reduced to market value of $3.25 as of August 16, 1993; and 60,000 shares issued on May 15, 1992, with exercise price at market value of $3.88 and reduced to market value of $3.25 as of

     August 16, 1993.
(7) The exercise price of $2.25 per share was the market value of the Company's shares on the date of grant, December 27, 1994.
(8) On February 24, 1995 the Company retained the services of John B. Goldsborough, the former president and chief executive officer of United, to serve the Company in the same capacity. On May 1, 1995 Mr. Goldsborough resigned to pursue other interests. The Board has not named a replacement for Mr. Goldsborough.

Stock Options/Warrants
- ----------------------

          The following table sets forth information with respect to all stock option and warrant grants made during the last fiscal year to the Company's Chief executive officer and to each of the Company's executive officers whose total annual salary and bonus exceeded $100,000. There were no tandem or free standing stock appreciation rights granted to any person during the fiscal year shown.

                                            OPTIONS/WARRANTS GRANTED IN LAST FISCAL YEAR (1)
                                                     FOR FISCAL YEAR ENDED 3/31/96



                                                  % of Total Options                                   Potential Realizable
                              Shares Underlying   Granted To all                                       Value
     Name                     Warrants Granted    Employees           Exercise Price  Expiration Date  0%     5%      10%
     ----                     ----------------    ---------           --------------  ---------------  ------------------
     William C. Vassell               None
     Chairman of the
     Board(2)

     H. Richard Dickinson             None
     Chief Financial Officer
     Executive Vice-
     President

     Gordon Robinett                  None
     Vice Chairman of the
     Board and Treasurer


     Eugene U. McDonald               None
     Senior Vice President -
     Operations


     John B. Goldsborough             None
     President, Chief
     Executive Officer(3)





(1) No options were exercised by executive officers during the fiscal year ended March 31, 1996.
(2) Mr. Vassell resigned as President and Chief Executive Officer on February 24, 1995.
(3) On February 24, 1995 the Company retained the services of John B. Goldsborough, the former president and chief executive officer of United, to serve the Company in the same capacity. On May 1, 1995 Mr. Goldsborough resigned to pursue other interests. The Board has not named a replacement for Mr. Goldsborough.

     The following table sets forth the information for the fiscal year ended March 31, 1996, with respect to each exercise of stock options and warrants, and the fiscal year end value of unexercised options and warrants for the Company's chief executive officer and each of the Company's executive officers whose total annual salary and bonus exceed $100,000. There were no tandem or free stock appreciation rights outstanding.

                                                            March 31, 1996
                                                         OPTION/WARRANT VALUES


                                       Number of Shares Underlying        Value of Unexercised in-the-money
                                       Warrants Outstanding(1)            Options at 3/31/96(2)

 Name                                  Exercisable                        Exercisable
 ----                                  -----------                        -----------
 William C. Vassell                    225,000 (3)                        $   0
 Chairman of the Board (4)             175,000                            $   0
                                       125,000                            $   0


 H. Richard Dickinson                  None                               $   0
 Chief Financial Officer
 Executive Vice-President

 Gordon Robinett                       227,500                            $   0
 Vice Chairman of the
 Board and Treasurer

 Eugene U. McDonald                    None                               $   0
 Senior Vice-President - Operations


 John B. Goldsborough(5)
 President, Chief Executive Officer

(1) No warrants were exercised by executive officers during the fiscal year ended March 31, 1996.
(2) Values based on the $1.25 closing sales price of the Company's common stock on March 31, 1996.
(3)  Originally 500,000 reduced to 225,000 as of approximately March 31,
     1995. Mr. Vassell reduced his warrants to minimize the dilution to shareholders that resulted from the issuances that were consummated in February, 1995 in connection with the acquisition of the security guard assets of United Security Group Inc.
(4) Mr. Vassell resigned as President and Chief Executive Officer on February 24, 1995.

(5) On February 24, 1995 the Company retained the services of John B. Goldsborough, the former president and chief executive officer of United, to serve the Company in the same capacity. On May 1, 1995 Mr. Goldsborough resigned to pursue other interests. The Board has not named a replacement for Mr. Goldsborough.

Compensation Committee Interlocks and Insider Participation in Compensation
- ---------------------------------------------------------------------------
Decisions
- ---------

     The Company's Compensation Committee makes all recommendations related to compensation issues with respect to executive officers and is comprised of William C. Vassell, Peter T. Kikis and Steven B. Sands. While Mr. Vassell will participate in decisions relating to compensation for executive officers, he will not vote on matters relating to his own compensation. Likewise, none of the directors or executive officers serve on the Compensation Committee of any other entity with the exception of Gordon Robinett who serves on the Compensation Committee of Uniforce Services, Inc. None of the other members of the Company's Board of Directors are an officer, director or employee of Uniforce Services, Inc.

Employment Agreements and Warrants and Termination of Employment and Change of
- ------------------------------------------------------------------------------
Control Agreements
- ------------------

     The Company has entered into employment agreements with Messrs. Vassell and Robinett. These agreements were amended in April of 1991 and were amended and restated in June of 1991. In September 1992, the terms of these agreements were extended for two years to July 19, 1996, and were further amended as of February 24, 1995, to extend the terms to July 19, 2000.

     Pursuant to his employment agreement, as amended as of February 24, 1995, Mr. Vassell serves as Chairman of the Board of the Company and is entitled to an annual salary of $150,000. Mr. Vassell is also entitled to an annual bonus equal to 5% of the Company's pre-tax profit for each fiscal year exclusive of
(a) capital gains and losses; (b) the annual bonus; and (c) federal state and local income and franchise taxes for that year ("Pre-Tax Operating Profit") from $.5 million to $1.0 million, and 2% of all additional Pre-Tax Operating Profit in excess of $1.0 million and is provided with the use of a Company-owned automobile and reimbursement for automobile insurance and operating expenses. Also pursuant to the employment agreement, Mr. Vassell was awarded a warrant to purchase 175,000 Shares of Common Stock at a price of $3.375 per Share, exercisable on or after March 31, 1992.

     Pursuant to his employment agreement, as amended and restated, Mr. Robinett serves as Vice Chairman and Treasurer of the Company at an annual salary of $100,000. He is also entitled to an annual bonus equal to 5% of the Company's Pre-Tax Operating Profit for each fiscal year from $.5 million to $1.0 million, and 1% of all additional Pre-Tax Operating Profit in excess of $1.0 million.
His employment agreement also provided Mr. Robinett a non-qualified, non-forfeitable five year stock option to purchase 107,500 Shares at a price of $5.00 per Share, a warrant to Purchase 60,000 Shares at a price of $3.375 per Share and a five-year warrant to purchase 75,000 Shares at a price of $6.00 per Share. The 75,000 Share warrant was cancelled as a result of certain financial goals not being met for the fiscal year ended March 31, 1992.

     In May, 1992 in recognition of sales and profit achievements for fiscal 1992, the Board of Directors issued to Mr. Vassell a five year warrant to purchase 125,000 Shares at an exercise price of $3.88 per

Share and issued to Mr. Robinett a five year warrant to purchase 60,000 Shares at an exercise price of $3.88 per Share. Also in May 1992, as an incentive for outside directors, the Board of Directors issued to Peter J. Nekos a five year warrant to purchase 10,000 Shares at an exercise Price of $3.88 per Share. The exercise price of the foregoing warrants was the market value on the date of grant.

     In recognition of certain voluntary salary reductions by Messrs. Vassell and Robinett during 1993, and the contributions of Mr. Nekos, the Board of Directors authorized the extension of Mr. Robinett's option and all of Messrs. Vassell's, Robinett's and Nekos' outstanding warrants by two years and the adjustment of the exercise prices under all of their warrants and option to $3.25, the fair market value of the Company's stock as of August 16, 1993 (the date of the extension).

     In September of 1992, the Company entered into a Compensation Continuation Agreement with Mr. Vassell in consideration for his agreement to extend the term of his employment for two years. This Agreement provides that, if, within specified periods of a Change of Control of the Company (as defined in the Agreement) Mr. Vassell's employment is terminated by the Company without Cause (as defined in said Agreement), or if Mr. Vassell terminates his employment for Good Reason (as defined in the Agreement), Mr. Vassell will be paid 2.99 times the greater of his annual compensation as in effect on the date of the Agreement or the highest annual compensation for any of the three years preceding the termination. All awards previously granted under any performance incentive plan, the actual payment of which may be deferred, will be vested as a result of the Change of Control and all options and warrants held by Mr. Vassell will become immediately exercisable. Currently, the aggregate amount payable to Mr. Vassell upon his termination in the event of a change in control would be 2.99 times his total compensation of $150,000 for the fiscal year ended March 31, 1996, or approximately $448,500.

     In connection with the acquisition of the ISS security guard assets in October of 1993, Mr. Vassell pledged 510,000 of his own Shares as collateral for the Company's promissory note for $1.75 million to ISS in escrow. The Company has compensated Mr. Vassell for, among other things, making said pledge by issuing him a five-year Warrant for 500,000 Shares with an exercise price of $3.75. On or about March 31, 1996, Mr. Vassell agreed to reduce to 225,000 the number of Shares covered by such Warrant. In addition, the Company has entered into an indemnification agreement with Mr. Vassell providing that in the event the collateral he has pledged to ISS is sold upon the Company's default, he will be reimbursed by the Company for the number of Shares so sold. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and Note 13 to "Notes to Financial Statements".

     The Company contemplates entering into an employment agreement with Mr. Dickinson. Said agreement is currently being negotiated. His employment is currently at will.

     Other than pursuant to the Employment Agreements for Messrs. Vassell, Robinett and Dickinson, the Compensation Continuation Agreement for Mr. Vassell and the Severance Agreement with Mr. Goldsborough (see

"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"), there is no compensation plan or arrangement for the benefit of any person named in the Summary Compensation Table that would result from the resignation, retirement or other termination of such person's employment.

     Other than the compensation described above, there are no long-term incentive plans for the persons named in the Summary Compensation Table. Furthermore, the Company does not have a pension plan.

Limited Directors' Liability
- ----------------------------

     Pursuant to the New York Business Corporation Law, the Company's Certificate of Incorporation, as amended, eliminates to the fullest extent of such Law the liability of the Company's Directors, acting in such capacity, for monetary damages if they should fail through negligence or gross negligence to satisfy their duty of exercising proper business judgment in discharging their duties, but not for acts or omissions in bad faith, or involving intentional misconduct or amounting to a knowing violation of law or under other limited circumstances.


                     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                     ---------------------------------------
                        BENEFICIAL OWNERS AND MANAGEMENT
                        --------------------------------

     The following table sets forth certain information regarding the number and percentage of Common Stock (being the Company's only voting securities) beneficially owned by (i) each person who owns of record (or is known by the Company to own beneficially) 5% or more of the Company's Common Stock or as to which he has the right to acquire within 60 days of June 24, 1996, (ii) each director and executive officer and (iii) all of said beneficial owners, officers and directors as a group, as of June 24, 1996. The address for each director and executive officer is the Company's principal office at Lexington Park, Route 55, Lagrangeville, New York 12540.

     Other than as set forth in the following table or pursuant to the Shareholders Voting Agreement, the Company is not aware of any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) that owns more than 5% of the Common Stock of the Company.

                       Amount and
                       Nature of
                       Beneficial
Name                   Ownership (1)    Percent of Class (11)
- ----                   -------------    ----------------------

William C. Vassell     1,486,950 (2)         20.3%

Steven B. Sands/       1,261,311 (3)         18.1%
Sands Brothers &
Co., Ltd.
101 Park Avenue
New York, NY

Gordon Robinett          262,500 (4)         3.1%

Peter T. Kikis            81,000 (5)         1.2%

Peter Nekos               13,500 (6)         *

Eugene U. McDonald         6,000             *

Debra Miller              17,600 (8)         *

Lloyd H. Saunders, III     7,500 (9)         *

ISS International
Service Systems, Inc.    510,000 (10)        7.5%
375 Hudson Street
New York, NY  10014

All Officers and         3,146,361 (2)      40.0%
Directors as a Group       (3)(4)(5)(6)(7)
(10 Persons)               (8)(9)



- ----------------------

 *   Less than 1 percent.

(1) The Company has been advised that all individuals listed above, except Steven B. Sands (see Note (3), below) and Peter T. Kikis (see Note (5), below) have the sole power to vote and dispose of the number of shares set forth opposite their names.

(2) Includes 525,000 shares underlying warrants that are currently exercisable. Also includes all shares pledged to ISS which ISS has the current right to foreclose on, including 510,000 shares held in escrow (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources").

(3) A Schedule 13D filed by Mr. Sands, Sands Brothers and the parties listed below, filed with the Commission on or about November 8, 1993, and amended on April 7, 1994, December 13, 1994, March 31, 1995 and November 9, 1995, indicates that these shares are beneficially owned by: Katie and Adam Bridge Partners, L.P.; Jenna Partners, L.P.; Jenna Partners, II, L.P.; Owl-I Partners, L.P.; Lily Capital Appreciation Partners, LP and Ponderosa Partners, LP ("Ponderosa"). The corporate general partners of the above-named limited partnerships are, respectively, K & A Bridge Partners Corp., Jenna Capital Corp., Jenna II Capital Corp., Owl Capital Management, Inc., Lily Capital Corp. and Ponderosa Capital Corp. Mr. Steven B. Sands is the chief executive officer of Sands Brothers as well as a director and the owner of 50% of the capital stock of K & A Bridge Partners Corp., Jenna Capital Corp., Jenna II Capital Corp. and Owl Capital Management, Inc. Mr. Martin S. Sands is the president of Sands Brothers as well as a director and 50% owner of the above-referred corporate general partners. Steven B. Sands and Martin P. Sands are the only executive officers, directors and controlling persons of Sands Brothers. Based on information provided by Sands Brothers to the Company, Steven B.

     Sands and Martin S. Sands each share voting power over 1,261,311 Shares. This amount includes (i) 64,390 Shares issuable upon exercise of the Sands Warrant issued to Sands Brothers in connection with the Company's 1993 Private Placement; (ii) 100,610 Shares issuable upon exercise of the Sands 95 Placement Warrant, issued to Sands Brothers in connection with the Company's 1996 Private Placement that have been transferred to Ponderosa; and 7,000 Shares issuable upon exercise of the Sands Consulting Warrant, issued to Sands Brothers in connection with consulting services provided to the Company. As disclosed in the November, 1995 13D Sands Brothers transferred to its designees warrants to purchase 95,610 shares underlying the Sands Warrant and approximately 149,390 under the Sands 95 Placement
     Warrant.   Katie and Adam Bridge Partners, L.P. has sole voting and
     dispositive power over 746,061 shares; Jenna Partners, L.P. has sole voting and dispositive power over 122,500 shares; Jenna Partners, II, L.P. has sole voting and dispositive power over 85,750 shares; Owl-I Partners, L.P. has sole voting and dispositive power over 35,000 shares; Lily Capital Appreciation Partners, L.P. has sole voting and dispositive power over 100,000 shares and Ponderosa has sole voting and dispositive power over 165,000 shares. On March 30, 1994, Mr. Steven B. Sands was elected to the Company's Board of Directors. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(4) Includes 107,500 Shares underlying presently exercisable non-qualified stock options and 120,000 Shares underlying warrants that are currently exercisable.

(5) Includes 12,000 Shares underlying warrants currently exercisable, 40,000 Shares issuable upon conversion of Series A Preferred Stock and 5,000 Shares owned by his spouse.

(6)  Includes 10,000 Shares underlying warrants currently exercisable.

(7)  Includes 15,000 Shares underlying options currently exercisable.

(8)  Includes 17,500 Shares underlying options currently exercisable.

(9)  Includes 7,000 Shares underlying warrants currently exercisable.

(10) Includes 510,000 Shares pledged to secure payment on Company notes. The Company is in default on each of the March 31, 1995 and October 27, 1995 payments. The pledgeholder has not exercised its right to foreclose and take delivery of these Shares. See "--Change in Ownership".

(11) Percent of class for each Shareholder is calculated as if all options and warrants included in the table for such Shareholder are outstanding. The number of outstanding shares is 6,786,706. The percent of class for all executive officers and directors as a group is calculated as if all options and warrants held by any shareholders included in the group are outstanding. The denominator for the group calculation is 7,744,706.

Change in Ownership
- -------------------

     According to a Schedule 13D filed by William C. Vassell with the Commission on or about January 10, 1994, Mr. Vassell has pledged 510,000 of his Shares to ISS in connection with the Company's acquisition of certain security guard assets from ISS. Mr. Vassell pledged said shares as additional collateral to secure the Company's $1.75 million in promissory notes (the "Notes") to ISS for the balance of the purchase price of the ISS security guard assets. In July, 1994, the acquisition price for ISS was adjusted downward by $750,000. The $1.0 million balance is due $500,000 on March 31, 1995 and $500,000 on October 22, 1995. While the Company is in default on both payments, the Company believes that ISS has breached various agreements associated with the acquisition. ISS has not exercised its right to foreclose on the pledged shares. The Company and ISS are engaged in negotiations to cure the default.

     The number of shares subject to the pledge is subject to adjustment quarterly so that the value of the pledged stock equals 120% of the amount next due on the Notes. Upon a default under the ISS Agreement, ISS is entitled to the transfer of so much of the pledged stock as is equal in value to the amount due under the Note next coming due. ISS may be entitled to receive up to $1.0 million of Mr. Vassell's stock (or approximately 695,650 Shares based on the last sales price of the Company's Shares of $1.4375 on June 24, 1996).

     In accordance with the Indemnification Agreement entered into by Mr. Vassell and the Company on December 16, 1993, Mr. Vassell would be issued such number of Shares as were delivered to ISS. See "EXECUTIVE COMPENSATION." Command's failure to make payments due on the Notes in accordance with the terms thereof also constitutes an event triggering transfer of the stock to satisfy the amount due under the Notes.

     In the event of delivery of the pledged stock to ISS, Mr. Vassell's percentage ownership will be reduced. However, Mr. Vassell would remain the Chairman of the Board.

     There have been no adjustments in the amount of stock pledged in accordance with the ISS agreement. Mr. Vassell has 451,950 unpledged Shares registered in his name which are eligible under the agreement with ISS to be pledged as further collateral to secure the ISS Notes. The 510,000 and 451,950 Shares represent a total of 14.3% of the Shares of Common Stock outstanding (excluding Shares underlying unexercised options and warrants). The Company has delivered a warrant for 225,000 shares of the Company's Common Stock to Mr. Vassell in connection with his pledge of stock to ISS. See "EXECUTIVE COMPENSATION."

                       ITEM 13.  CERTAIN RELATIONSHIPS AND
                       -----------------------------------
                              RELATED TRANSACTIONS
                              --------------------

     Steven B. Sands, a member of the Company's Board of Directors, is the Chairman of the Board and controlling person of Sands Brothers. In accordance with the Company's Placement Agent Agreements dated October 27, 1993 and February 24, 1995, Sands Brothers has been engaged by the Company as private placement agent. The agreements also provide for Sands Brothers to serve in various capacities including providing the Company with financial advisory services in the event of mergers, restructurings or similar transactions originated by Sands Brothers. For such services, Sands Brothers would be compensated according to a graduated scale depending on the amount of the total consideration.

     In connection with the services Sands Brothers provided the Company during the 1993 Private Placement, the Company paid Sands Brothers a $400,000 placement fee (up to 1/2 of which was allowed to other broker-dealers), a $120,000 nonaccountable expense allowance and Warrants to purchase 160,000 Shares of the Company's Common Stock at $2.50 per Share. Sands Brothers has conveyed a portion of the warrant to certain of its employees. The Company has also agreed to engage Sands Brothers as the Company's solicitation agent with respect to the Warrants sold to the Company's private placement investors. Sands Brothers will be paid a fee equal to 5% of the amount received by the Company pursuant to Sands Brothers' Warrant solicitation.

     In accordance with the Letter Agreement dated on or about April 20, 1994, Sands Brothers was engaged to act as the Company's financial advisor in connection with the acquisition of the security guard assets of United. In accordance with said Agreement, Sands Brothers received $250,000 as well as certain out-of-pocket expense reimbursement in the event said acquisition were consummated. The agreement also provides for the payment of 5% of the exercise price of the Unit Warrants solicited by Sands Brothers. If all Unit Warrants are exercised, Sands Brothers would receive a fee of $140,000.

     As of September 12, 1994, the Company entered into an agreement to engage Sands Brothers as an investor relations consultant (the "Sands Consulting Agreement"). Accordingly, Sands Brothers provided services intended to heighten the public's awareness of the Company and to enhance Stockholder value. In consideration for these services, the Company issued Sands Brothers and its designees, W. Terrance Schreier and Lloyd H. Saunders, III, Warrants covering a total of 100,000 Shares and has agreed to pay Sands Brothers a fee of $5,000 per month and certain reimbursable expenses. The Warrants are exercisable at $3.00 per Share. The Warrants expire with respect to 32,500 Shares on December 31, 1994; 32,500 Shares on March 31, 1995; and 35,000 Shares on September 30, 1997. Pursuant to an agreement with Sands Brothers dated on or about December 10, 1994, the Sands Consulting Agreement was terminated. The total number of shares covered by said Warrants after March 31, 1995, is 35,000. This warrant is held as follows: 7,000 by Sands Brothers (the "Sands Consulting Warrant"); 7,000 by Lloyd H. Saunders, III, a director of the Company and 21,000 by Terrance Schreier. Management believes that the terms of the various transactions between the Company and Sands Brothers were as favorable as those which might have been obtained from an unaffiliated party.

     In connection with the February 24, 1995, Placement Agent Agreement, Sands Brothers was engaged to raise equity financing for the acquisition of United. Sands Brothers received $650,000 in compensation and expense allowance and a three-year warrant to purchase 250,000 Shares at $2-7/32 per Share. This warrant has been partially assigned by Sands Brothers to certain of its employees.

     John B. Goldsborough, the former president of United, became a director and the President and Chief Executive Officer of the Company effective as of February 24, 1995, upon completion of the United Acquisition. Mr. Goldsborough resigned, effective May 1, 1995, to pursue other interests. The Company has paid to Mr. Goldsborough approximately $170,000 in monthly installments through April 1996 in recognition of the contribution by Mr. Goldsborough to the value and goodwill acquired by the Company.

     Gregory J. Miller has been a director of the Company since 1992. Mr. Miller is general counsel for Goldline Connector, Inc. and has rendered legal services to the Company during his tenure as a director. Mr. Miller has rendered legal services in connection with various litigation and contractual matters during the last three fiscal years. During each of the last two fiscal years, payments to Mr. Miller for legal services were minimal. It is expected that Mr. Miller will continue to render minimal legal services to the Company from time to time. Management believes that the terms of the various transactions between the Company and Mr. Miller were as favorable as those which might have been obtained from an unaffiliated party.

     Peter T. Kikis became a director of the Company on February 24, 1995, in connection with the acquisition of United. Mr. Kikis is a director of Deltec International, S.A., of which Deltec Development Corporation ("Deltec"), the lender of the Company's $1.5 million subordinated secured indebtedness obtained in connection with the United acquisition, is an indirect, wholly-owned subsidiary. The terms of the loan agreement provide for interest at the rate of 14% per annum and 16 equal quarterly payments of principal. Deltec received a financing fee of $180,000 in connection with the loan. Deltec also purchased 3,000 shares of the Company's Series A Convertible Preferred Stock at $165 per share. Management believes that the terms of the various transactions between the Company and Deltec were as favorable as those which might have been obtained from an unaffiliated party.


                                     PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
          -------------------------------------------------------------
                        SCHEDULES AND REPORTS ON FORM 8-K
                        ---------------------------------

(A)(1)    Financial statements filed as part of this report:

                                                                     Page
                                                                     ----

     Reports of Independent Accountants                              F-1 - F-2

     Balance Sheets - March 31, 1996 and 1995                        F-3

     Statements of Operations - Years Ended                          F-4
      March 31, 1996, 1995, and 1994

     Statements of Stockholders' Equity - Years Ended                F-5
      March 31, 1996, 1995 and 1994

     Statements of Cash Flows - Years Ended                          F-6 - F-8
      March 31, 1996, 1995 and 1994

     Notes to Financial Statements                                   F-9 - F-21


     (2)  Financial statement schedule filed as part of this report:

     Valuation and qualifying accounts - years ended                 F-22
      March 31, 1996, 1995 and 1994


     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.


 3.1         Amended & Restated          Incorporated by reference to
             Articles of Incorporation   Exhibit 3.3 of the form 10-K
                                         for the fiscal year ending
                                         March 31, 1993 (the "1993
                                         10-K")


 3.2         By-Laws                     Incorporated by reference to
                                         Exhibit 3.3 of the Form 10-K
                                         for the fiscal year ended
                                         March 31, 1991 (the "1991
                                         10-K")

 3.3         Amendments to By-Laws       Incorporated by reference to
                                         Exhibit 3.3 of the Form 10-
                                         K/A for the fiscal year
                                         ended March 31, 1994 (the
                                         "1994 10-K/A)


 3.4         Certificate of Amendment    Incorporated by reference to
             of Certificate of           Exhibit 3.4 of the Eighth
             Incorporation               Amendment to the
                                         Registration Statement filed
                                         on Form S-1, File No. 33-
                                         75336 (the "S-1").

 4.1         Specimen Stock Certificate  Incorporated by reference to
                                         Exhibit 4.A to amendment #1
                                         to Registrant's Registration
                                         Statement on Form S-18, file
                                         number 33, 35007-NY (the "S-
                                         18")
 4.2         Reclassified as Exhibit
             10.37

 4.3         Reclassified as Exhibit
             10.38

 4.4         Reclassified as Exhibit
             10.39

 4.5         Reclassified as Exhibit
             10.40

 4.6         Warrant (50,000) to the     Incorporated by reference to
             CIT Group/Credit Finance    Exhibit 4.2 of the Form 8-K
                                         filed on March 13, 1996.

 4.7         Specimen Series A           Incorporated by reference to
             Preferred Stock             Exhibit 4.2 of the Third
             Certificate                 Amendment to the S-1

 10.1        Form of Amendment to        Incorporated by reference to
             Employment Agreement for    Exhibit 10.1 of the 10-K for
             William C. Vassell dated    the fiscal year ended March
             April 8, 1991               31, 1992 (the "1992 10-K")

 10.2        Amended and Restated        Incorporated by reference to
             Employment Agreement for    Exhibit 10.3 of the 1992
             William C. Vassell dated    10-K
             June 18, 1991

 10.3        Amendment #1 to Amended &    Incorporated by reference to
             Restated Employment          Exhibit 10.5 to the 1993 10-
             Agreement for William C.     K
             Vassell dated September 25,
             1992

 10.4        Form of Amendment to         Incorporated by reference to
             Employment Agreement for     Exhibit 10.2 of the 1992 10-
             Gordon Robinett dated        K
             April 8, 1991

 10.5        Amended and Restated         Incorporated by reference to
             Employment Agreement for     Exhibit 10.4 of the 1992
             Gordon Robinett dated        10-K
             June 18, 1991

 10.6        Amendment #1 to Amended &    Incorporated by reference to
             Restated Employment          Exhibit 10.6 of the 1993 10-
             Agreement for Gordon         K
             Robinett dated
             September 25, 1992

 10.7        Form of Warrant Agreement    Incorporated by reference to
             and Warrant for William C.   Exhibit 10.3 of the 1991 10-
             Vassell (175,000 shares)     K
             and Gordon Robinett (60,000
             shares)

 10.8        Form of Warrant Agreement    Incorporated by reference to
             dated May 15, 1992 for       Exhibit 10.7 to the 1992 10-
             William C. Vassell (125,000  K
             shares), Gordon Robinett
             (60,000 shares) and Peter
             J. Nekos (10,000 shares)

 10.9        Compensation Continuation    Incorporated by reference to
             Agreement for William C.     Exhibit 10.9 of the 1993 10-
             Vassell dated September 25,  K
             1992

 10.10       Consulting Agreement with    Incorporated by reference to
             Robert Ellin dated           Exhibit 10.10 of the 1992
             December 2, 1992             10-K

 10.11       Warrant Agreement for        Incorporated by reference to
             William C. Vassell           Exhibit 10.16 of the Form
             (500,000)                    10-K for fiscal year ended
                                          March 31, 1994 (the "1994
                                          10-K")

 10.12       Franchise Offering           Incorporated by reference to
             Prospectus dated             Exhibit 10.11 of the 1993
             December 1, 1992             10-K

 10.13       Warrant Agreement and        Incorporated by reference to
             Warrant for Stuart James     Exhibit 4.B of S-18
             Company, Inc.

 10.14       Form of Second Amendment to  Incorporated by reference to
             May 15, 1992 Warrant         Exhibit 10.13 in 1994 10-K
             Agreement and Warrant
             Certificate for William C.
             Vassell and Gordon Robinett

 10.15       Form of Third Amendment to   Incorporated by reference to
             April 8, 1991 Warrant        Exhibit 10.14 in the 1994
             Agreement and Warrant        10-K
             Certificate for William C.
             Vassell and Gordon Robinett

 10.16       Form of Third Amendment to   Incorporated by reference to
             May 15, 1992 Warrant         Exhibit 10.15 in the 1994
             Agreement and Warrant        10-K
             Certificate for William C.
             Vassell and Gordon Robinett

 10.17       Placement Agent Agreement    Incorporated by reference to
                                          Exhibit 1.1 of the Form 8-K
                                          filed October 17, 1993

 10.18       Registration Agreement       Incorporated by reference to
                                          Exhibit 4.1 to the Form 8-K
                                          filed October 17, 1993

 10.19       Form of Warrant for Private  Incorporated by reference to
             Placement                    Exhibit 4.2 to the Form 8-K
                                          filed October 27, 1993

 10.20       Warrant Agreement            Incorporated by reference to
             (Placement Agreement)        Exhibit 4.3 to the Form 8-K
                                          filed October 27, 1993

 10.21       William C. Vassell           Incorporated by reference to
             Indemnity Agreement          Exhibit 10.17 of the 1994
                                          10-K

 10.22       Plan of Acquisition,         Incorporated by reference to
             Reorganization, Liquidation  Exhibit 2 of the Form
             or Succession of ISS         8-K filed October 27, 1993
             International Service
             Systems, Inc.

 10.23       Amendment to ISS Purchase    Incorporated by reference to
             Agreement                    Exhibit 10.23 of the 1994
                                          10-K/A

 10.24       Plan of Acquisition,         Incorporated by reference to
             Reorganization, Liquidation  Exhibit 2 of the Form 8-K
             or Succession of Madison     filed November 12, 1993

 10.25       Purchase and Sale Agreement  Incorporated by reference to
             dated February 24, 1996,     Exhibit 2.1 of the Form 8-K
             for the acquisition of       filed March 24, 1996
             United Security Group Inc.

 10.26       Placement Agent Agreement   Incorporated by reference to
             dated February 24, 1996,    Exhibit 10.26 to the Third
             between the Company and     Amendment to the Form S-1.
             Sands Brothers & Co., Ltd.
             with Amendment as of
             March 24, 1996

 10.27       Shareholders Voting         Incorporated by reference to
             Agreement dated March 8,    Exhibit 10.27 of the Third
             1996, by all directors in   Amendment to the S-1
             their capacities as
             Shareholders

 10.28       Amendment No. 2 to Amended  Incorporated by reference to
             and Restated Employment     Exhibit 10.28 of the Third
             Agreement for William C.    Amendment to the S-1
             Vassell dated February 24,
             1996

 10.29       Amendment No. 2 to Amended  Incorporated by reference to
             and Restated Employment     Exhibit 10.29 of the Third
             Agreement for Gordon        Amendment to the S-1
             Robinett dated February
             24, 1996

 10.31       Form of Warrant (250,000)   Incorporated by reference to
             to Sands Brothers & Co.,    Exhibit 10.31 of the Third
             Ltd.                        Amendment to the S-1

 10.32       Warrant Reduction           Incorporated by reference to
             Agreement (275,000)         Exhibit 10.32 of the Third
             William C. Vassell          Amendment to the S-1

 10.34       Loan and Security           Incorporated by reference to
             Agreement with CIT          Exhibit 4.7 of the Third
             Group/Credit Finance, Inc.  Amendment to the S-1

 10.35       Term Loan Agreement with    Incorporated by reference to
             Deltec Development Corp.    Exhibit 4.8 of the Third
                                         Amendment to the S-1

 10.36       Promissory Note to William  Incorporated by reference to
             C. Vassell ($85,000) dated  Exhibit 10.36 of the form 10-
             August 22, 1994             K for the fiscal year ending
                                         March 31, 1995 (the "1995 10-
                                         K")

 10.37       Notes Payable - ISS         Incorporated by reference as
                                         Exhibit 4.2 to the 1994 10-
                                         K/A

 10.38       Bank Note - September 1,    Incorporated by reference as
             1992 maturity               Exhibit 4.2 to the l994 l0-
                                         K/A

 10.39       Bank Note - November 1,     Incorporated by reference as
             1997 maturity               Exhibit 4.4 of the 1994 10-
                                         K/A

 10.40       Mehlich Notes               Incorporated by referenceas
                                         Exhibit 4.5 of the 1994 10-
                                         K/A

 11.0        Computation of Income Per   Incorporated by reference to
             Share of Common Stock       Exhibit 11 annexed to
                                         Financial Statements.

 27.0        Financial Data Schedule     E-1

             Placement Agent Agreement
 99.2        dated February 24, 1995     Incorporated by reference to
                                         Exhibit 1.1 to the Form 8-K/A
                                         dated February 24, 1995

 99.3        Amendment to Exhibit C to   Incorporated by reference to
             the Placement Agent         Exhibit 1.2 to the Form 8-K
             Agreement dated March 24,   dated March 24, 1995
             1995

 99.4        Agreement with John B.      Incorporated by reference to
             Goldsborough                Exhibit 99.3 to the Fourth
                                         Amendment to the S-1

 99.5        Warrant Standstill          Incorporated by reference to
             Agreement from William C.   Exhibit 99.4 to the Fourth
             Vassell                     Amendment to the S-1

 99.6        Shareholders Voting         Incorporated by reference to
             Agreement dated March 8,    Exhibit 99 to the Form 8-K
             1995                        dated March 24, 1995

 99.7        Letter  to   Company  from  Incorporated by reference to
             D'Arcangelo &  Co.  L.L.P.  Exhibit 99.7 to the Form 8-K
             dated February 28, 1994.    dated February 9, 1996

 99.8        Letter  to   Company  from  Incorporated by reference
             Coopers  &  Lybrand L.L.P.  to Exhibit 99.8 to the Form
             dated  February  7,   1996  8-K dated February 9, 1996.
             confirming  termination of
             engagement.


 99.9        Letter  to   Company  from  Incorporated by reference
             Coopers &  Lybrand, L.L.P.  to Exhibit 99.9 to the Form
             dated February 9, 1996.     8-K dated February 9, 1996.

 99.10       Letter (revised) to         Incorporated by reference
             Commission from Coopers &   to Exhibit 99.10 to the
             Lybrand L.L.P. dated March  Form 8-K/A filed March 11,
             8, 1996.                    1996.

 99.11       Press Release dated July    E-2
             2, 1996 re: FYE 1996
             results


(b)  Reports on Forms 8-K

     (i)       Report on Form 8-K dated January 25, 1996
               Item 5 - Other Events - Press Release

     (ii)      Report on Form 8-K dated February 5, 1996
               Item 4 - Changes in Registrant's Certifying Accountant

     (iii)     Report on Form 8-K/A dated February 5, 1996
               Item 4 - Changes in Registrant's Certifying Accountant

                          COMMAND SECURITY CORPORATION
                          ----------------------------

                              FINANCIAL STATEMENTS
                              --------------------
                    (and Reports of Independent Accountants)

                                   YEARS ENDED
                                   -----------
                             MARCH 31, 1996 AND 1995
                             -----------------------

                                    CONTENTS

                                                                Page No.
                                                                --------

REPORTS OF INDEPENDENT ACCOUNTANTS                             F-1 - F-2



 FINANCIAL STATEMENTS

 Balance sheets                                                F-3

 Statements of operations                                      F-4

 Statements of stockholders' equity                            F-5

 Statements of cash flows                                      F-6 - F-8

 Notes to financial statements                                 F-9 - F-21



FINANCIAL STATEMENT SCHEDULE

 Valuation and qualifying accounts                             F-22

                        [D'ARCANGELO & CO. LETTERHEAD]


REPORT OF INDEPENDENT ACCOUNTANTS
ON THE FINANCIAL STATEMENTS


To the Board of Directors
 and Stockholders of
Command Security Corporation


We have audited the financial statements and financial statement schedule of Command Security Corporation listed in item 14(a) of this Form 10-K as of March 31, 1996, and for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ D'Arcangelo & Co., LLP




June 12, 1996
Poughkeepsie, New York

[COOPERS
& LYBRAND LETTERHEAD]



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders
Command Security Corporation


We have audited the financial statements and financial statement schedules of Command Security Corporation listed in Item 14(a) of this Form 10-K as of
March 31, 1995 and for the year ended March 31, 1995 and 1994. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 2, 6 and 9 to the financial statements, the Company incurred losses for the years ended March 31, 1995 and 1994 and a working capital deficit at March 31, 1995, is in default on certain of its debt covenants; and, as described in Notes 13 and 18, there is a contingency and litigation for which the outcomes are uncertain. The Company's continuation is dependent on the forbearance of its lenders, and its ability to continue to obtain adequate financing, to achieve profitability from its operations and to favorably resolve the contingency and litigation. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern or satisfactorily resolve the contingency and litigation.

                                        /s/ Coopers & Lybrand LLP


Albany, New York
July 8, 1995, except for Notes 13 and 23 for which the date is September 19, 1995.

Command Security Corporation

BALANCE SHEETS
March 31, 1996 and 1995

                    ASSETS                                                    1996          1995
Current assets:
 Cash and cash equivalents                                               $       -0-    $       -0-
 Accounts receivable from guard service customers, less allowance for
   doubtful accounts of $519,220 and $657,135, respectively                8,040,826      7,641,122
 Accounts receivable from service contract customers, less allowance for
   doubtful accounts of $322,786 and $246,764, respectively                4,279,586      2,077,461
 Prepaid expenses                                                          1,176,972        910,238
 Notes receivable, current maturities less allowance for doubtful
   accounts of $362,164 and $340,045, respectively                           260,547        191,259
 Other receivables, less allowance for doubtful accounts
   of $17,372 and $122,513, respectively                                     285,469        290,650
 Income taxes receivable                                                         -0-        144,188
                                                                         -----------    -----------
   Total current assets                                                   14,043,400     11,254,918

Furniture and equipment at cost, net                                         975,832        953,245

Notes and long-term receivables less allowance for doubtful
  accounts of $737,436 and $1,650,272, respectively                          210,659        708,686

Intangible assets, net                                                     6,270,440      7,179,955

Deferred income taxes                                                        300,541            -0-

Other assets                                                                 583,542        170,295
                                                                         -----------    -----------

    Total assets                                                         $22,384,414    $20,267,099
                                                                         ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Cash overdraft                                                       $   913,944    $   711,199
    Current maturities of long-term debt                                   1,938,273      1,555,998
    Current maturities of obligations under capital leases                   102,811         91,924
    Short-term borrowings                                                  6,465,827      4,447,261
    Accounts payable and accrued expenses                                  3,761,633      4,885,722
    Due to service companies                                                 641,944         94,416
                                                                         -----------    -----------
 Total current liabilities                                                13,824,432     11,786,520

Deferred gain                                                                133,303         56,799

Self-insurance reserves (Note 13)                                            428,423        705,083

Long-term debt, net                                                        1,178,962      1,187,330

Obligations under capital leases, net                                         15,543         42,443
                                                                        ------------    -----------
                                                                          15,580,663     13,778,175
                                                                        ------------    -----------
Commitments and contingencies (Notes 12, 13 and 18)

 Redeemable, convertible Series A preferred stock, $.0001 par value per share, 9,785 and 9,061 shares designated, issued and
  outstanding in 1996 and 1995, redemption and liquidition value
  of $1,614,525 and $1,495,065, respectively                               1,614,525      1,495,065
                                                                         -----------    -----------

 Stockholders' equity:
  Preferred stock $.0001 par value per share, authorized 1,000,000 shares, including redeemable Series A preferred stock
 Common stock, $.0001 par value per share, authorized 20,000,000
  shares, issued 8,119,606 and 7,989,332, respectively                           812            799
 Paid-in capital                                                           9,805,425     10,121,721
 Deficit                                                                  (4,614,011)    (5,125,661)
                                                                         -----------    -----------
                                                                           5,192,226      4,996,859
 Common stock in treasury, at cost, 1,355,400 shares                          (3,000)        (3,000)
                                                                         -----------    -----------
                                                                           5,189,226      4,993,859
                                                                         -----------    -----------
 Total liabilities and stockholders' equity                              $22,384,414    $20,267,099
                                                                         ===========    ===========

See accompanying notes and accountant's report

Command Security Corporation

STATEMENTS OF OPERATIONS
Years Ended March 31, 1996, 1995 and 1994

                                                                 1996           1995             1994
Revenue (excluding service company revenue -
 see Note 17)                                               $ 54,995,444   $ 39,595,272      $ 25,393,933
Cost of revenue                                               46,498,945     35,067,907        22,479,005
                                                            ------------   ------------      ------------

          Gross profit                                         8,496,499      4,527,365         2,914,928

Service contract revenue (Note 17)                             1,519,803      1,291,943         1,022,684
                                                            ------------   ------------      ------------
                                                              10,016,302      5,819,308         3,937,612
                                                            ------------   ------------      ------------

Operating expenses:
 General and administrative expenses                           9,339,191      6,550,691         5,131,615
 Provision for doubtful accounts                                 353,307      1,777,460         1,098,007
 Bad debt recoveries                                            (220,918)     ( 111,107)         (159,074)
 Insurance rebates                                              (742,305)     ( 150,238)              -0-
 Loss on value of intangible assets, net (Note 4)                 36,314        165,105            95,000
                                                            ------------   ------------      ------------

                                                               8,765,589      8,231,911         6,165,548
                                                            ------------   ------------      ------------

          Operating income/(loss)                              1,250,713     (2,412,603)       (2,227,936)
                                                            ------------    -----------       -----------

Other expense/(income):
 Interest expense                                              1,182,779        717,204           492,685
 Interest income                                                (169,277)       (93,613)          (87,565)
 Loss on equipment dispositions                                   28,952          5,296            20,745
 Other income                                                     (2,850)        (4,219)           (9,141)
                                                             -----------    -----------       -----------

                                                               1,039,604        624,668           416,724
                                                            ------------   ------------      ------------

          Income/(loss) before income tax
           (benefit)/expense                                     211,109     (3,037,271)       (2,644,660)

Income tax (benefit)/expense                                    (300,541)       (53,448)           82,442
                                                             -----------    -----------       -----------

          Net income/(loss)                                      511,650     (2,983,823)       (2,727,102)

Preferred stock dividends                                        119,460            -0-               -0-
                                                            ------------   ------------      ------------

Net income/(loss)
 applicable to common stockholders                          $    392,190   $ (2,983,823)     $ (2,727,102)
                                                            ============   ============      ============

Income/(loss) per share of common stock                     $        .06   $       (.70)     $       (.96)
                                                            ============    ===========       ===========

Weighted average number of common and
 common equivalent shares outstanding                          6,663,986      4,274,657         2,827,297
                                                            ============   ============       ===========

See accompanying notes and accountant's report

Command Security Corporation

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended March 31, 1996, 1995 and 1994

                                Common Stock                     Retained
                                ------------       Paid-In       Earnings       Stock In
                              Shares     Amount    Capital       (Deficit)      Treasury       Total
                              -------    ------    ---------    -----------     --------       -----
Balance at
 April 1, 1993              3,437,900    $ 344    $3,599,864    $ 585,264       $(3,000)   $4,182,472
Issuance of
 Common stock
- - Private placement,
  net (Note 18)             1,600,000      160     3,322,914                                3,323,074
- - Other                        14,000        1        41,999                                   42,000

Deferred stock
 compensation expense                                 77,800                                   77,800

Common stock
 purchase warrants
 exercised                     95,000       10       237,490                                  237,500

Net loss                                                       (2,727,102)                 (2,727,102)
                            ---------  -------      --------   ----------    ----------  ------------

Balance at
 March 31, 1994             5,146,900      515     7,280,067   (2,141,838)       (3,000)    5,135,744

Issuance of
 common stock
 - Private placements,
   net (Note 18)            2,087,508      209     2,042,227                                2,042,436
 - Other                      754,924       75       773,627                                  773,702

Deferred stock
 compensation expense                                 25,800                                   25,800

Net loss                                                       (2,983,823)                 (2,983,823)
                           ----------  -------    ----------   ----------    -----------   ----------

Balance at
 March 31, 1995             7,989,332      799    10,121,721   (5,125,661)       (3,000)    4,993,859

Deferred stock
 compensation expense                                  4,300                                    4,300

Common stock
  registration costs                                (136,436)                                (136,436)

Issuance/(Return) of
 escrowed common stock
 - Accrued fees               152,774       15          (15)                                      -0-
 - Retention settlement       (22,500)      (2)     (64,685)                                  (64,687)

Preferred stock
 dividends                                          (119,460)                                (119,460)

Net income                                                         511,650                    511,650
                           ----------  -------    ----------       -------    ----------      -------

Balance at
 March 31, 1996             8,119,606    $ 812   $ 9,805,425   $(4,614,011)     $(3,000)  $ 5,189,226
                            =========    =====   ===========     =========      ========  ===========

See accompanying notes and accountant's report

Command Security Corporation

STATEMENTS OF CASH FLOWS
Years Ended March 31, 1996, 1995 and 1994

                                            INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 1996            1995            1994
OPERATING ACTIVITIES
 Net income/(loss)                                             $ 511,650  $  (2,983,823)     $ (2,727,102)
 Adjustments to reconcile net income/(loss) to net
  cash provided by/(used in) operating activities:
   Depreciation and amortization                               1,587,832        972,653           733,873
   Provision for doubtful accounts and
    notes receivable                                             353,307      1,777,460         1,098,007
   Deferred income                                                15,734       (131,613)           (4,102)
   Loss on equipment dispositions                                 28,952          5,296            20,745
   Loss on value of intangible assets, net                        36,314        165,105            95,000
   Deferred income taxes                                        (300,541)       434,314          (130,460)
   Compensatory common stock purchase warrants                     4,300         25,800            77,800
   Self insurance reserves                                       171,704        (38,817)          435,826
 Changes in operating assets and liabilities, net
  of effects of business acquisitions:
    Accounts receivable, current and long-term                (2,300,578)       474,960        (2,891,109)
    Prepaid insurance                                            326,796       (149,616)         (224,702)
    Other receivables                                            168,365       (207,019)          (57,428)
    Other assets                                                (379,972)       (87,453)          (52,273)
    Accounts payable and accrued expenses                     (1,036,351)       350,272         1,675,859
    Income taxes                                                     -0-       (130,695)          (45,372)
    Due to service companies                                     259,382          6,595          (333,542)
                                                             -----------      ---------       -----------
    Net cash provided by/(used in)
    operating activities                                        (553,106)       483,419        (2,328,980)
                                                             -----------      ---------       -----------

INVESTING ACTIVITIES
 Purchase of equipment                                          (124,838)      (256,718)         (322,486)
 Business acquisitions and purchase of
  intangible assets                                             (249,034)    (4,719,399)       (3,551,888)
 Proceeds from equipment dispositions                             18,153          3,329             5,646
 Proceeds from sale of intangible assets                          69,825            -0-               -0-
 Issuance of notes by service companies
   and other third parties                                      (138,450)      (168,883)          (59,738)
 Principal collections on notes receivable                       258,039        260,286           322,204
                                                             -----------     ----------        ----------
    Net cash used in investing activities                       (166,305)    (4,881,385)       (3,606,262)
                                                             -----------     ----------        ----------

FINANCING ACTIVITIES
 Net borrowings/(payments) on line of credit                   2,149,686       (783,529)        2,082,989
 Proceeds from other short-term borrowings                           -0-        482,644           330,731
 Proceeds from long-term debt                                        -0-      1,639,000         1,202,239
 Repayments on other short and long-term debt                 (1,380,126)    (1,694,757)       (1,263,744)
 Repayments on capital lease obligations                        (116,458)          (505)               -0-
 Net proceeds from/(cost of) issuance of stock                  (136,436)     3,862,751         3,365,074
 Proceeds from common stock warrants exercised                       -0-            -0-           237,500
 Cash overdraft                                                  202,745        711,199               -0-
                                                             -----------     ----------        ----------
            Net cash provided by financing activities            719,411      4,216,803         5,954,789
                                                             -----------     ----------        ----------

Net (decrease)/increase in cash and cash equivalents                 -0-       (181,163)           19,547

Cash and cash equivalents, beginning of year                         -0-        181,163           161,616
                                                             -----------    -----------       -----------

Cash and cash equivalents, end of year                       $       -0-    $       -0-       $   181,163
                                                             ===========    ===========       ===========


See accompanying notes and accountant's report

Command Security Corporation

Years Ended March 31, 1996, 1995 and 1994

 1.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

      Cash paid during the period for:

                                        1996       1995          1994

       Interest                     $1,190,675   $ 731,455    $ 459,642
       Income Taxes                        -0-       2,719      258,274

2.   SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      For the years ended March 31, 1996, 1995 and 1994, the Company purchased transportation and security equipment with direct installment and lease financing of $354,493, $54,000 and $159,374, respectively.

      For the year ended March 31, 1996, the Company accrued accumulated dividends of $119,460 and issued 724 additional shares of its Series A convertible preferred stock to its preferred stockholders. This charge to paid-in capital and credit to preferred stock has been excluded from the statement of cash flows.

      In March, 1996, the Company purchased certain guard service accounts from a former service company for a total consideration of $224,764. A portion of the purchase price was paid via the assumption of long-term debt ($104,770) and cancellation of cash statement deficits ($42,013) and notes receivable ($7,650). The Company has retained a reserve of $30,525 to be adjusted based on client retention. These amounts have been excluded from the purchase of intangibles, proceeds from long-term debt, collection of notes and increase in amounts due to service companies.

      In January, 1996, the Company, reached an agreement with a union covering certain guard service sites whereby it has converted amounts owed for past union contract health and welfare benefit obligations in the amount of $579,541 to a non interest bearing note payable over one and one-half years. The discounted amount of $536,103 has been reclassified to long-term debt and has been excluded from proceeds from other borrowings in the statement of cash flows.

      In December, 1995, the Company purchased certain guard service accounts and related assets for a total consideration of $201,497. The Company paid $120,254 and issued a short-term note for $81,243, payable in three quarterly installments. This amount has been excluded from the purchase of intangible assets in the statement of cash flows.

      In October, 1995, the Company sold its Boston office for a total consideration of $146,925. The Company received $75,000 in cash and a note for $71,925 which has been excluded from the proceeds from the sale of intangible assets in the statement of cash flows.

      On March 20, 1995, the Company purchased certain customer lists and accounts receivable of National Security, Ltd. A portion of the purchase price was paid through the issuance of 112,911 shares of the Company's common stock which was valued at $218,764 at the date of acquisition.
       This amount has been excluded from the purchase of intangible assets
      ($186,487), changes in operating assets and liabilities ($32,277) and proceeds from issuance of stock ($218,764).

      On February 24, 1995, the Company purchased certain assets of United Security Group Inc. A portion of the purchase price was paid in the form of assumed liabilities ($1,000,000) and short-term borrowings ($170,924). These amounts have been excluded from the purchase of intangible assets, changes in operating assets and liabilities and proceeds from other short-term borrowings. As part of the acquisition, the Company assumed certain capital lease obligations amounting to $134,872. This amount has been excluded from the purchase of equipment and proceeds from long-term debt.

See accompanying notes and accountant's report

Command Security Corporation

Years Ended March 31, 1996, 1995 and 1994

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

     On December 14, 1994, the Company purchased certain customer lists and a covenant not to compete from McVey Security Agency, Inc., a portion of which was paid in the form of a note payable of $39,000 and 20,513 shares of the Company's common stock which was valued at $50,000 at the date of acquisition. These amounts have been excluded from the purchase of intangible assets, proceeds from other short-term borrowings and proceeds from issuance of stock.

     On August 29, 1994, the Company purchased certain customer lists of Applied Security Corporation in exchange for 64,500 shares of the Company's common stock which was valued at $179,688 at the date of acquisition. In June, 1996, the Company reached an agreement with the seller, whereby 22,500 shares of the Company's common stock held by the escrow agent will be returned to the Company in connection with a customer retention adjustment. The issuance and subsequent partial return of the common stock have been excluded in the statement of cash flows.

     In July, 1994, the Company reached an agreement with ISS International Service System, Inc., whereby it has adjusted the purchase price for accounts lost in connection with its October, 1993, acquisition of certain security guard assets. Under this agreement, the purchase price for customer lists has been reduced by $750,000 and the note in said amount, originally due on October 22, 1994, has been cancelled. This amount has been excluded in the statement of cash flows from principal payments on other borrowings.

     In June, 1994, the Company purchased certain guard service accounts and entered into a non-compete agreement with the seller for a total consideration of $130,000. The Company paid $85,000 and issued a short-term note for $45,000, payable by December, 1994. The note was reduced by $29,575 in connection with a customer retention adjustment and the balance paid in full in November, 1995. The issuance of the note and subsequent adjustment have been excluded in the statement of cash flows.

     During the year ended March 31, 1994, the Company sold certain intangible assets in exchange for notes. These sales increased notes receivable ($186,704) and deferred income ($114,754) and decreased intangible assets ($71,950). These amounts have been excluded from issuance of notes to service companies and other third parties, deferred income and proceeds from sale of intangible assets.

     On November 1, 1993, the Company purchased the customer list of Madison Detective Bureau, Inc. A portion of the purchase price was paid through the discharging of amounts owed the Company by Madison. The purchase caused an increase in intangible assets ($313,495) and decreases in accounts receivable ($162,645), notes receivable ($1,239,509), due to service companies ($95,594) and deferred income ($993,065). These amounts have been excluded from purchase of intangibles, principal collections on notes receivable, deferred income and changes in operating assets and liabilities.

     On October 22, 1993, the Company purchased the security guard service customer list of ISS International Service System, Inc. A portion of the purchase Price was paid in the form of short-term borrowings ($750,000) and long-term debt ($1,000,000). These amounts have been excluded from the purchase of intangible assets, proceeds from other short-term borrowings and proceeds from long-term debt.

See accompanying notes and accountant's report

Command Security Corporation

NOTES TO FINANCIAL STATEMENTS
March 31, 1996, 1995 and 1994

1.  BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES

    The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

    Principal business activities:

     Command Security Corporation (the Company) is a uniformed security guard service company operating in New York, Florida, Connecticut, California, New Jersey and Illinois. In addition, the Company also provides other security guard companies (service companies) in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue or gross profit.

    Estimates:

     Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

    Revenue recognition:

     The Company records revenue as services are provided to its customers and to its service companies. Revenue consists primarily of security guard services and administrative services provided to service companies. Sale of service contracts to service companies is recognized as cash is received and is recorded as other income. Any proceeds given in the form of notes are deferred pending the collection of the principal portion of such notes.

    Cash and cash equivalents:

     For purposes of the cash flows statement, the Company defines cash and cash equivalents as cash and investments with maturities of three months or less.

    Equipment:

     Equipment is stated at cost. Depreciation is accumulated using the straight-line method over the estimated useful lives of the equipment ranging from 3 to 7 years.

    Intangible assets:

     Intangible assets are stated at cost and consist primarily of customer lists which are being amortized on a straight-line basis over five to fifteen years. The life assigned to customer lists acquired is based on management's estimate of the attrition rate. The attrition rate is estimated based on historical contract longevity and management's operating experience. Recoverability is evaluated annually based on anticipated expected future cash flows and actual customer attrition. Due to a significant recent increase in the attrition rate in connection with some of the Company's New York area customer lists, it is at least reasonably possible that the estimated remaining lives of these customer lists will change in the near term.

     During fiscal 1995, the Company adopted the provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" (SFAS 121). This statement requires that long-lived assets (e.g., certain intangibles) be reviewed for impairment whenever events indicate that the carrying amount of the assets may not be recoverable and provides guidelines for measuring the impairment. The adoption of SFAS 121 had no material impact on the financial position or results of operations of the Company.

    Income/(loss) per common share:

     Income/(loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Warrants and stock options outstanding and preferred stock conversions were excluded from the computation for each period presented because their effect was antidilutive.

Command Security Corporation

March 31, 1996, 1995 and 1994

2.   CONTINUITY OF OPERATIONS

     The Company's financial statements have been presented on a going concern basis. The Company's operations resulted in net losses of $2,983,823 and $2,727,102 for the years ended March 31, 1995 and 1994, respectively, and working capital deficits at March 31, 1995 and 1994, of $531,602 and $772,143, respectively. The Company is in default of certain of its debt covenants; and, as described in Notes 13 and 18, there is litigation and a contingency for which the outcomes are uncertain. As a result, the independent accountant's report on the March 31, 1995 and 1994, financial statements was modified, indicating that these factors raised substantial doubt about the Company's ability to continue as a going concern. The Company's viability as a going concern is dependent on it's ability to achieve profitability from its operations, the forbearance of its lenders and it's ability to continue to obtain adequate financing and to favorably resolve the litigation and contingency.

     The Company's operations resulted in an operating profit for the year ended March 31, 1996, in part due to management's development and implementanon of a plan to reduce its administrative expenses primarily through syn ergies realized as a result of the elimination of duplicative overhead costs following the acquisition of United Security Group Inc. (United), increased profit margins and the reduction of professional fees expended in conjunction with certain litigation and regulatory requirements. The
     Company has working capital of $218,968 as of March 31, 1996, and its lenders have agreed to waive the existing non-financial covenant defaults.

     Management anticipates a continued favorable financial impact from the United acquisition as well as additional savings from certain changes in its insurance arrangements, including the procurement of a workers compensation retro insurance policy based on incurred losses. Furthermore, management is of the opinion that the probability of claims and a resultant negative impact on operations and financial condition in connection with contingencies diminishes with time.

3.  FURNITURE AND EQUIPMENT

     Furniture and equipment at March 31, consist of the following:

                                                    1996          1995

      Transportation equipment                 $  750,751     $  637,262
      Security equipment                          481,191        345,929
      Office furniture and equipment            1,360,275      1,314,378
      Leasehold improvements                          -0-         27,125
                                               ----------    -----------
                                                2,592,217      2,324,694
      Less: Accumulated depreciation            1,616,385      1,371,449
                                               ----------    -----------

                                               $  975,832    $   953,245
                                                =========     ==========

     Depreciation expense for the years ended March 31, 1996, 1995 and 1994 was $388,904, $335,306 and $311,748, respectively.

4.  INTANGIBLE ASSETS

     Intangible assets at March 31, consist of the following:

                                                   1996          1995

      Customer Lists                            $7,834,914   $7,498,131
      Borrowing costs                              497,233      509,516
      Other intangibles                             59,007      130,007
                                                ----------   ----------
                                                 8,391,154    8,137,654
      Less: Accumulated amortization             2,120,714      957,699
                                                ----------   ----------

                                                $6,270,440   $7,179,955
                                                ==========   ==========

Command Security Corporation

March 31, 1996, 1995 and 1994

4.  INTANGIBLE ASSETS (CONTINUED)

     Amortization expense for the years ended March 31, 1996, 1995 and 1994, was $ 1,198,928, $637,347 and $422,125, respectively. During fiscal years 1996, 1995 and 1994, the Company realized impairment losses of $101,002, $165,105 and $95,000, respectively on its purchased customer lists. During the year ended March 31, 1996, the Company recovered $64,688 in connection with a purchased customer list previously written off.

5.  OTHER ASSETS

     Other assets at March 31, consist of the following:

                                                  1996           1995

      Restricted cash                           $ 393,678      $    -0-
      Deposits                                    156,589       170,295
      Other receivables                            33,273           -0-
                                                ---------      --------

                                                $ 583,540      $170,295
                                                =========      ========

     Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers compensation insurance claims.

6.  SHORT-TERM BORROWINGS

     Short-term borrowings at March 31, consist of the following:

                                                    1996        1995

       Bank line of credit                       $5,964,204   $3,814,518

       Various insurance financing arrangements,
       interest ranging from 7.99% to 8.29%         382,774      405,612

       Other obligations                            118,849      227,131
                                                 ----------   ----------

                                                 $6,465,827   $4,447,261
                                                 ==========   ==========

     In February, 1995, the Company entered into an agreement with the CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement. The agreement as amended on December 1, 1995, provides for a discretionary line of credit of up to 82.5% of eligible accounts receivable, as defined, but in no event in excess of $10,000,000. At March 31, 1996, the Company had used $5,964,204 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly at 2.0% over prime, or 10.25% at March 31, 1996. The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the agreement is two years, expiring in February, 1997.

     The Company relies heavily on its revolving loan from CIT which contains numerous non-financial covenants. As of March 31, 1996, the Company was not in compliance with several of the non-financial covenants. Subsequently, the Company obtained a waiver from CIT for these violations.

     The Company has obtained short-term financing in order to meet its insurance needs. Required monthly principal payments range from $63,916 in April, 1996 to $43,631 in October, 1996.

Command Security Corporation

March 31, 1996, 1995 and 1994

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses at March 31, consist of the following:




                                                           1996          1995

Trade accounts payable                                 $  629,710    $  828,781
Payroll and related expenses                            2,281,946     2,973,267
Insurance                                                 155,372        51,854
Interest                                                   33,250        41,145
Sales tax                                                  87,807       237,647
Accrued professional fees                                 203,165       285,806
Liabilities assumed in acquisitions                       123,003       456,539
Other                                                     247,380        10,683
                                                       ----------    ----------

                                                       $3,761,633    $4,885,722
                                                       ==========    ==========

      Accrued professional fees at March 31, 1996 includes $128,165 owed to a former employee in connection with an arbitration award issued. In accordance with the agreement, the Company issued on January 19, 1996, 152,774 shares of its common stock to an escrow agent as collateral for this debt.

8.   DEFERRED GAIN

      Deferred gain of $133,303 and $56,799 included on the balance sheet at March 31, 1996 and 1995, represents gain on the sale of certain of the Company's service contracts and billings for services to service companies in exchange for notes and interest thereon. These gains have been deferred pending cash collections on the notes and elimination of certain debt guarantees extended (see Note 13).

9.   LONG-TERM DEBT

      Long-Term Debt at March 31, consists of the following:


                                                              1996           1995
ISS International Service System, Inc., due March and
October, 1995, interest at prime, currently 8.25 % (a)     $1,000,000    $1,000,000

32 B-J Pension, Health and Annuity Fund, due
July, 1997, net of imputed interest of $36,383 (b)            478,764           -0-

Deltec Development Corporation, due February 24,
1999, interest at 14% (c)                                   1,125,000     1,500,000

Capital Resource Company, due January 5, 2000,
interest at 14%                                               103,083           -0-

Various installment loans due at various dates
through October, 2000, with interest ranging
from 7.9% to 15.90%                                           367,888       158,328

William C. Vassell (Chairman of the Board), due
February, 1996, interest at 8%, unsecured (d)
                                                               42,500        85,000
                                                          -----------   -----------
                                                            3,117,235     2,743,328

Less: Current maturities                                    1,938,273     1,555,998
                                                          -----------   -----------
                                                          $ 1,178,962   $ 1,187,330
                                                          ===========   ===========

Command Security Corporation

March 31, 1996, 1995 and 1994

9.   LONG-TERM DEBT (Continued)

     (a) In October, 1993, the Company acquired the security guard business of ISS International Service System, Inc. ("ISS") and is obligated to ISS for a $1,000,000 note, originally due October, 1995. This note was renegotiated resulting in an agreement on July 22, 1994, whereby the purchase price for the customer list has been reduced by $750,000, a related short-term note canceled and the $1,000,000 owed to ISS was modified to require a principal payment of $500,000 in March, 1995 with the remaining $500,000 due in October, 1995. As of June 12, 1996, the Company has not made the March, 1995, and the October, 1995 payment and is currently in negotiations to extend the payment terms. The note is collateralized by shares of the Company's common stock owned by the Chairman of the Board (see Note 13).

     (b) In January, 1996, the Company reached an agreement in connection with arbitration of certain union contract health and welfare benefit obligations whereby it paid $400,000 and signed a note with a face amount of $579,541 payable in eighteen monthly installments of $32,197 without interest. The installment obligation balance of $515,147 is shown on the balance sheet at March 31, 1996, net of a $36,383 discount based on the Company's current average cost of borrowing, or 10.5%.

     (c) The term loan from Deltec Development Corporation ("Deltec"), payable in quarterly installments of $93,750, is collateralized by substantially all of the assets of the Company and is subordinate to the CIT borrowings. As of March 31, 1996, the Company was not in compliance with several of the non-financial covenants contained in the loan agreement. Subsequently, the Company obtained a waiver from Deltec for these violations.

     (d) Final payment on the loan from William C. Vassell has been deferred in accordance with the Company's loan agreement with CIT, requiring certain minimum availability under its borrowing arrangement.

     The aggregate amount of required principal payments of long-term debt is as follows:

          Year Ending: March 31, 1997                               $1,938,273
                       March 31, 1998                                  649,247
                       March 31, 1999                                  484,251
                       March 31, 2000                                   40,017
                       March 31, 2001                                    5,447
                                                                    ----------
                                                                    $3,117,235
                                                                    ==========

10.  RECLASSIFICATIONS

      Certain 1995 amounts have been reclassified to conform with the 1996 presentations.

11.  CONCENTRATION OF RISK

      The Company extends credit to the various service companies for which it administers billings, collection and payroll functions. At March 31, 1996 and 1995 the Company had loans and advances outstanding to current and former service companies of $457,195 and $250,303, net of reserves of $761,305 and $706,748, respectively. The notes are collateralized by customer lists and other general intangibles in accordance with the service company agreements. The service companies operate in New York, Florida, Illinois, New Jersey, Texas, Virginia, Arizona, California, Massachusetts and Washington.

      Geographic concentrations of credit risk with respect to trade receivables are primarily in the New York Metropolitan area consisting of 45% and 51% of total receivables as of March 31, 1996 and 1995, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the year ended March 31, 1996, the Company generated 24% of its revenue from the commercial airline industry. The Companys remaining customers are not concentrated in any specific industry.

      The Company maintains its cash accounts in commercial banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation
      (FDIC) up to $100,000.

Command Security Corporation

March 31, 1996, 1995 and 1994

12.  LEASE COMMITMENTS

      The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $778,000, $609,000 and $410,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

      The future minimum rental commitments under long-term noncancelable operating lease agreements are $309,679, $89,768, $18,999 and $11,154 for the years ending March 31, 1997 to 2000, respectively, for a total of $429,600.

13.  CONTINGENT LIABILITIES

      The nature of the Company's business subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $2,000,000 in aggregate. In addition, the Company has obtained an excess liability policy that covers claims for an additional $25,000,000 in the aggregate. The Company retains the risk for the first $50,000 per occurrence. The Company has included liabilities of $428,423 and $705,083 for the estimated losses incurred under these risk retentions at March 31, 1996 and 1995, respectively.

      The Company has guaranteed certain installment loans extended to various service companies by Capital Resources Company. The total outstanding balance of such loans as of March 31, 1996, was approximately $815,000.

      An action was commenced against the Company and the City of New York on or about August 20, 1992. This action seeks $3 million in damages together with $9 million in punitive damages arising from injuries allegedly sustained by the plaintiff as a result of an assault by one of the Company's guards, while said guard was on duty. This suit has been turned over to the insurance carrier for defense. Insurance coverage is limited to $6 million covering this claim. Punitive damages, if any, may not be covered under the Company's insurance policy. The Company denies any culpability and asserts an affirmative defense that its liability, if any, does not exceed 50% of the liability of all defendants and hence seeks apportionment of liability. Management is of the opinion that the results of this litigation will not have a material effect on the Company's financial condition or results of operations.

      In March, 1996, the NSC Shareholder Trust (successor in interest to National Security, Ltd.) pursuant to the agreement dated March 20, 1995 for the purchase and sale of certain assets has requested that the Company redeem 112,911 shares issued to National at the agreed upon price of $2.50 per share, for a total of $282,278. In order to satisfy the request for redemption, Command and National have negotiated an agreement whereby the Company's obligations would be modified to include the issuance of an additional 185,867 shares of its common stock to National. In the event that the proceeds from the sale of these and the original securities by National by December 31, 1996, is less than the redemption price, the Company would be obligated to pay the difference in cash and the Company's working capital would be reduced accordingly.

      In August, 1992, the Company commenced action against a former service company client for non-payment of obligations owed by the service company to the Company. At approximately the same time, the service company initiated suit for non-performance of the Company in connection with the terms of the service agreement seeking compensatory damages in an unspecified amount. Management has reviewed both suits with legal counsel and is of the opinion that the likelihood of loss on the suit against the Company is remote. Accordingly, no adjustment has been made to the accompanying financial statements. In addition, management is of the opinion that all amounts due to the Company from the former service company are bona fide claims for services provided by the Company and are collectible, subject to the financial viability of the service company and the value of related collateral. Amounts due from this service company, which approximate $495,000 plus interest and legal fees, have been fully reserved.

Command Security Corporation

March 31, 1996, 1995 and 1994

13.  CONTINGENT LIABILITIES (Continued)

      The Chairman of the Board of the Company has pledged his personally owned shares of Company stock (510,000 shares are currently in escrow) to ISS International Service System, Inc. (ISS) in connection with the Company's acquisition of certain security guard assets from ISS. The number of shares is subject to adjustment. Such shares have been pledged as collateral to secure the Company's $1 million in promissory notes to ISS for the balance of the purchase price of the ISS security guard assets. In the event of default, as defined by the ISS agreement, ISS is entitled to the transfer of so much of the pledged stock as is equal in value to the amounts outstanding on the defaulted note(s). The Company has defaulted on the payment of $500,000 due on March 31, 1995 and on the payment of $500,000 due October 27, 1995. ISS has not exercised its rights to foreclose on the pledged shares and may look for arbitration in an effort to settle this matter. In conjunction with this pledge, the Company has entered into an indemnification agreement with the Chairman of the Board whereby the Company would issue to the Chairman of the Board such number of shares as were delivered to ISS in the event of default. This event would result in a reduction of the ISS related debt and a corresponding increase in stockholders' equity. There would be no impact on the Company's results of operations, except a dilution of per share amounts.

      The Private Placement Memorandum issued in connection with the Company's 1993 Private Placement and the interim financial reports for the first three quarters in the fiscal years ended March 31, 1994 and 1995, filed by the Company contained financial information which has since been restated. It is possible that the purchasers of Units pursuant to the 1993 offering and the purchasers of Shares in connection with the offerings that were consummated in February 1995, may make a claim for, among other things, rescission of their investment, which totaled $4,000,000 in the 1993 offering and approximately $4,160,000 in the 1995 offerings, plus interest, alleging, in each case, as the basis, the above-mentioned restatements. Additional expenditures in the form of damages and fees, if any, are not quantifiable. Other causes of action against the Company based on federal and/or state securities laws are also possible. No such claims have been received by the Company to date. If the Company were to become involved in litigation arising from these circumstances, the Company's results of operations and financial condition may be materially adversely affected due to the drain on cash and management resources. Management is of the opinion that the probability of claims and a resultant negative impact on the Company's operations and financial condition is diminishing with time.

14.  STOCK OPTION PLAN AND WARRANTS

      In May 1990, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 107,500 shares at an exercise price which cannot be less than the fair market value of the shares on the date the options are granted. During the year ended March 31, 1996, options to purchase 7,500 shares expired.

      In conjunction with its initial public offering in July, 1990, the Company issued warrants to the underwriter of its common stock to acquire 75,000 shares of its common stock at $6 per share, which expired in July, 1995. The Company also issued options to its Treasurer to purchase 107,500 shares of its common stock at an exercise price of $5 per share. The exercise price of these warrants was adjusted to $3.25, the fair value on date of adjustment during fiscal l994. On April 8 1991, the Company issued to an officer of the Company for $100, a warrant to purchase 50,000 shares of common stock at an exercise price of $3.375 per share, the market value at the time of grant, exercisable for the shorter of a period of 5 years or termination of employment.

      On April 8, 1991, as amended on June 18, 1991, the Board of Directors approved the issuance to each of the Company's President (now Chairman of the Board) and Treasurer, for $100, a five-year warrant to purchase 175,000 and 60,000 shares of common stock, respectively, at an exercise price of $3.375 per share, the market value at the time of the grant.
      The warrants vested on March 31, 1992. The exercise price was adjusted to $3.25, fair value on date of adjustment during fiscal 1994. In May 1992, the Board of Directors approved the issuance to the Company's Chairman, Treasurer and Board member a five year warrant to purchase 125,000, 60,000 and 10,000 shares of common stock, respectively, at an exercise price of $3.88 per share, the fair market value at the time of the grant. The exercise price was adjusted to $3.25, the fair value on date of adjustment, during fiscal 1994.

Command Security Corporation

March 31, 1996, 1995 and 1994

14.  STOCK OPTION PLAN AND WARRANTS (Continued)

      Pursuant to the 1993 Private Placement (see Note 18), the Company issued Unit Warrants to purchase an aggregate of up to 800,000 shares to investors and warrants to purchase 160,000 shares to the placement agent. Each Unit Warrant represents the right to purchase one-half of a share at a price of $4.50 per full share. The placement agent warrants are exercisable at $2.50 per share and expire in October, 1996. The Company has the right to redeem the Unit Warrants at $0.10 per warrant at any time after April 27, 1994, if, at any time, the mean of the closing market price quotations for the shares over 20 consecutive trading days is at least $6.00 or the closing market price quotations for the shares is at least $6.00 for 10 consecutive trading days. During the fiscal year ended March 31, 1995, the exercise price of the Unit Warrants was adjusted from $4.50 to $3.50 per full share, the fair value on the date of adjustment.

      The Company entered into a Consultant's Agreement dated November 1, 1993, under which the Company has agreed to issue stock or warrants in exchange for consulting services. The aggregate value of such stock or warrants to be granted will not exceed $300,000. During the fiscal year ended March 31, 1994, the Company issued warrants for 200,000 shares and in July, 1994 issued additional warrants for 100,000 shares. The warrants are exercisable at $2.375 per share and expire in July, 1997. The Company has reserved 150,000 common shares to provide for the exercise of the rights represented by these warrants. At the consultant's election, either the warrants can be exercised or the common shares may be released out of escrow to the extent that either will provide the consultant $300,000 of compensation. As of March 31, 1996, neither election has been exercised by the consultant.

      On December 16, 1993, the Company granted to the President (now Chairman of the Board) a five-year warrant for 500,000 shares of common stock at an exercise price of $3.75, the fair value at time of grant, for services rendered in connection with the ISS acquisition. On March 31, 1995, the Chairman relinquished and waived his right to purchase 275,000 shares underlying this warrant. The warrant expires in December, 1998.

      On September 12, 1994, the Company entered into a consulting agreement with a firm owned by a member of the Company's Board of Directors to provide stockholder relations for a term of one year. In conjunction with this agreement, the Company issued certain employees of this firm warrants to purchase up to 100,000 shares of common stock, exercisable through September 30, 1997, at exercise prices of $3.00 per share. Warrants for 65,000 shares under this agreement expired during the fiscal year ended March 31, 1995.

      On September 28 1994, the Company issued a warrant for 25,000 shares of common stock exercisable at $3.63 per share and expiring in October, 1997, in connection with the signing of a non-employer of record service agreement to provide scheduling, payroll, billing and receivable financing services for an independent guard service company.

      On February 24, 1995, the Company issued warrants for 250,000 shares of common stock to a firm owned by a member of the Company's Board of Directors and warrants for 50,000 shares of common stock to a lender whose director is also a member of the Company's Board of Directors, in connection with the equity and debt financing for the acquisitions of the security guard business of United Security Group Inc. The warrants are exercisable at $2.22 and $2.10 per share, and expire in February, 1998 and 1999, respectively.

Command Security Corporation

March 31, 1996, 1995 and 1994


14.   STOCK OPTION PLAN AND WARRANTS (CONTINUED)

      Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

      The following is a summary of activity related to all Company stock option and warrant arrangements:


                                        Options                      Warrants
                             ----------------------------  -----------------------------
                                Exercise       Number of       Exercise       Number of
                                 Price           Shares         Price          Shares
                             --------------    ----------  ---------------   -----------
       Outstanding at
        April 1, 1993         $3.81 - $5.00      122,500     $2.50 - $6.00      600,000

       Granted                                               2.375 -  3.75    1,660,000
       Expired/Cancelled                                              2.50      (95,000)
                              -------------    ---------     -------------    ---------

       Outstanding at
        March 31, 1994         3.25* - 5.00      122,500      2.38 -  6.00    2,165,000

       Granted                         2.25       45,000      2.10 -  3.63      725,000
       Expired/Cancelled                                      3.00 -  3.75     (540,000)
                              -------------    ---------      ------------    ---------

       Outstanding at
        March 31, 1995         2.25 -  5.00      167,500      2.10 -  6.00    2,350,000

       Expired/Cancelled               5.00       (7,500)             6.00      (75,000)
                              -------------    ---------      ------------    ---------

       Outstanding at
        March 31, 1996        $2.25 - $3.81      160,000     $2.10 - $3.75    2,275,000
                              =============    =========    ==============    =========

       *Adjusted

      At March 31, 1996 there were 160,000 and 2,275,000 options and warrants outstanding, respectively, exercisable at prices ranging from $2.10 to $3.81, and 2,482,500 shares reserved for issuance under all stock arrangements.

15.  DEFERRED STOCK COMPENSATION EXPENSE

      In May 1990, the President (now Chairman of the Board) and then sole shareholder of the Company sold 43,000 shares of his stock in the Company to the Treasurer of the Company at a price below that of the anticipated public offering. As a result, the Company recognized deferred compensation expense of $129,000 and has amortized the deferred cost over five years, the vesting period, with a corresponding credit to paid-in capital. At March 31, 1996, the amount was fully amortized.

16.  INCOME TAXES

      Income tax expense/(benefit) for the years ended March 31 consists of the following:


                                           1996        1995          1994

       Current:
        Federal                          $   -0-    $(451,955)     $ 146,394
        State and local                      -0-      (35,807)        66,508
                                       ---------    ---------      ---------
                                             -0-     (487,762)       212,902
                                       ---------    ---------      ---------
       Deferred:
        Federal                         (209,680)     434,317       (207,744)
        State and local                  (90,861)          (3)        77,284
                                       ---------    ---------      ---------
                                        (300,541)     434,314       (130,460)
                                       ---------    ---------      ---------
      Income tax expense/(benefit)     $(300,541)   $ (53,448)     $  82,442
                                       =========    =========      =========

Command Security Corporation

March 31, 1996, 1995 and 1994

16.  INCOME TAXES (Continued)

     The differences (expressed as a percentage of pretax income) between the statutory Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

                                              1996      1995        1994

       Statutory federal income tax rate      34.0      34.0        34.0
       State and local income taxes,
        Net of federal benefit                 9.8       9.8         9.7
       Valuation allowance                  (178.0)    (40.7)      (47.0)
       Permanent differences                  (8.2)     (1.3)         .2
                                             ------    ------      -----

       Effective tax rate                   (142.4)%     1.8%       (3.1)%
                                            =======    ======      =====

     The significant components of deferred tax assets and liabilities as of March 31, 1996 and 1995 are as follows:

                                                    1996          1995
       Current deferred assets:
        Accounts receivable                     $  164,225    $   50,623
        Accrued expenses                           336,502       310,829
                                                  --------      --------
                                                   500,727       361,452
        Valuation allowance                       (500,727)     (361,452)
                                                  --------      --------

        Net current deferred asset                     -0-           -0-
                                                  ========      ========

       Long-term deferred assets/(liabilities):
        Notes receivable                           293,875       589,883
        Equipment                                  (64,890)      (83,266)
        Intangible assets                          657,136       840,008
        Self-insurance                             184,222       303,186
        Deferred revenue                            36,753           -0-
        Deferred compensation                          -0-        53,621
        Net operating loss carryover               870,618       413,557
                                                ----------    ----------
                                                 1,977,714     2,116,989
        Valuation allowance                     (1,677,173)   (2,116,989)
                                                ----------    ----------

        Net long-term deferred asset            $  300,541    $      -0-
                                                ==========    ==========

     During the year ended March 31, 1994, a net valuation allowance of $1,243,300 was recorded. The valuation allowance increased by $1,235,141 during the year ended March 31, 1995, and decreased by $300,541 during the year ended March 31, 1996.

     Federal and State net operating loss carryovers were approximately $1,896,000 and $2,746,000, respectively, at March 31, 1996. They begin to expire in 2010.

Command Security Corporation

March 31, 1996, 1995 and 1994

17.  SERVICE AGREEMENTS

     The Company has entered into agreements with various security guard companies (service companies) whereby the Company administers the billing, collection and payroll functions and the service companies administer the operations of the respective guard contracts. Under these arrangements, the Company receives title to all the receivables generated and under some arrangements may become the employer of record for all applicable guard personnel. All contracts contain renewal provisions based on the volume of business generated by the respective service companies.

     The Company records the billings for service company contracts in accounts receivable with a corresponding liability, "due to service companies," net of the Company's administrative fees and payroll and related expenses paid by the Company, at the time the services are provided to the service companies' customers. The administrative fees charged to the service companies are included in "service contract revenue" on the Company's statements of operations.

     The following is a summary of the service companies' activities for the years ended March 31, 1996, 1995 and 1994, respectively, the components of which have been excluded from the Company's financial statements:

                                       1996          1995         1994
       Service companies' guard
       service revenue              $20,267,157  $19,671,179  $23,082,851
       Cost of revenue               16,657,284   15,600,251   18,313,558
                                     ----------  -----------   ----------
       Gross profit                   3,609,873    4,070,928    4,769,293
       Service companies' share of
        gross profit                  2,365,104    2,778,985    3,746,609
                                     ----------  -----------   ----------
                                      1,244,769    1,291,943    1,022,684
       Other service revenue            275,034          -0-          -0-
                                     ----------  -----------   ----------
       Service contract revenue     $ 1,519,803  $ 1,291,943    1,022,684
                                    ===========  ===========   ==========

     The Company has extended various operating loans to these service companies. Interest charged varies between 2% above the prime lending rate of the Chase Manhattan Bank and 14% per annum. Principal repayment terms extend through the fiscal year ending March 31, 2000. In addition, the Company has guaranteed bank loans to certain service companies (see Note
     13).

18.  PRIVATE PLACEMENTS

     During January and February, 1995, the Company completed several private equity offerings including the issuance of 9,061 shares of convertible preferred stock with a liquidation value of $165 per share for a total of $1,495,065 (each share of preferred stock is convertible into 100 shares of the Company's common stock, provides a yield of 8 % per annum and is redeemable upon certain future financing events); 950,002 shares of common stock for a total of $1,377,500 pursuant to an offering exempt from registration under Regulation D; and 1,137,506 shares of common stock for a total of $1,287,174 pursuant to various offerings exempt from registration under Regulation S promulgated under the Securities Act of 1933. In addition, the Company issued warrants to purchase 250,000 shares to the placement agent. Proceeds to the Company, net of placement agent fees of $356,000 and offering costs of $281,397, amounted to $3,522,342.

     In October, 1993, the Company completed a private placement of 1,600,000 units, at $2.50 per unit, each consisting of one share of the Company's common stock and one three year redeemable warrant to purchase one-half common share. In addition, the Company issued warrants to purchase 160,000 shares to the placement agent (see Note 14). Proceeds to the Company net of placement agent fees of $520,000 and offering costs of $156,926, amounted to $3,323,074. The Company was obligated to register the shares issued in connection with this offering by February, 1994, and has attempted to do so. The registration, however, was not completed until November, 1995, and in December, 1994, the Company authorized the issuance of an additional 400,000 shares to the initial investors in accordance with the provisions of the private placement agreement.

     In connection with the above private placement offerings, the Company has certain risks that are described in Note 13.

Command Security Corporation
NOTES TO FINANCIAL STATEMENTS, CONTINUED
March 31, 1996, 1995 and 1994

19. PREFERRED STOCK

     The Board of Directors has been authorized to issue preferred stock in series and to fix the number, designation relative rights, preferences and limitations of each series of such preferred stock. Of the 1,000,000 shares authorized for issuance, 9,785 have been designated as Series A Convertible Preferred Stock ("Series A").

     The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable by the issuance of additional Series A stock until such time as all amounts due on the Deltec debt (see Note 9)have been paid in full and then in cash thereafter. During the year ended March 31, 1996, 724 Series A shares have been issued representing dividends accrued through February 24, 1996. Accrued dividends at March 31 1996, approximately 77 shares of Series A stock ($12,700). Upon liquidation or redemption the Series A shareholders are entitled to $165 per share.

     Any holder of Series A shares may at any time convert their shares into common stock of the Company at a conversion ratio of 100 shares of common stock for each share of Series A stock.

     The Company is obligated to redeem any unconverted Series A shares at such time as the Deltec debt is paid in full. However, no redemption shall be required until all outstanding warrants issued in the Company's October 1993 private placement are exercised, and only if the proceeds received are sufficient to redeem all outstanding Series A shares.

20.  FAIR VALUE

     The fair value of the Company's long-term notes receivable is based on the current rates offered by the Company for notes of the same remaining maturities. At March 31, 1996, the fair value of long-term notes receivable approximates their carrying amount.

21.  ACQUISITIONS

     On October 27, 1993, the Company acquired certain security guard assets of ISS, consisting primarily of a customer list, for $3,250,000 in cash and notes for $1,000,000, as renegotiated, for an adjusted total purchase price of $4,250,000 (see Note 9). This acquisition was accounted for as a purchase. The financial statements include the operations of ISS from the acquisition date. The customer list is included in intangible assets and is being amortized on a straight-line basis over 15 years, the estimated economic life of the list.

     On November 1, 1993, the Company purchased the customer list of Madison Detective Bureau, Inc. (Madison), a former service client. The purchase price of $340,272 was paid by the discharge of amounts owed by Madison to the Company and $26,777 in cash. The acquisition was accounted for as a purchase. The financial statements include the operations of Madison from the acquisition date. The customer list is being amortized on a straight line basis over 5 years, the estimated economic life of the list.

     On February 24, 1995, the Company acquired the security guard and related businesses of United Security Group Inc. The assets acquired consist primarily of accounts receivable customer lists and equipment. The $5 million purchase price was provided by payment of $4 million in cash and $1 million in assumed liabilities. This acquisition was accounted for as a purchase. The financial statements include the operations of United from the acquisition date. The customer list is included in intangible assets and is being amortized on a straight-line basis over 5 years, the estimated economic life of the list.

     During fiscal year 1995, the Company acquired several smaller security guard businesses, principally customer lists for an aggregate cost of approximately $845,000, payable in cash, notes and Company stock. Common stock issued in connection with these acquisitions amounted to 195,724 shares with a fair value of $457,000 on date of issue. One contract provides the seller with the right to put 112,911 shares for a fixed price of $2.50 per share (see Note 13).

COMMAND SECURITY CORPORATION

March 31, 1996, 1995 and 1994

22.  RELATED PARTY TRANSACTIONS

     The Company's former general counsel is also a member of the Board of Directors. Legal fees paid amounted to $1,826, $28,074 and $24,869 for the years ended March 31, 1996, 1995 and 1994, respectively.

     A director of Deltec International SA, the parent of Deltec Development Corporation, the subordinated debt lender to the Company, is also a member of the Board of Directors of the Company. Interest paid in connection with this debt amounted to $192,318 for the year ended March 31, 1996. Fees paid to Deltec in connection with the February 24, 1995 financing amounted to $180,000 and a warrant for the purchase of 50,000 shares of common stock. In addition, Deltec acquired 3,000 shares of the Company's preferred stock at a cost of $495,000 (see Note 19). Dividends accrued and paid in additional shares of preferred stock for the year ended March 31, 1996 amounted to $39,600, or 240 shares.

     Another member of the Company's Board of Directors and a shareholder is an officer/director of Sands Brothers & Co. (Sands), which has provided financial advisory services and acted as private placement agent in connection with the Company's private placement offerings. Fees paid to Sands in connection with these offerings and other consulting services amounted to $664,000 and $520,000 during the years ended March 31, 1995 and 1994, respectively. In addition, Sands received warrants for the purchase of 350,000 and 160,000 shares of the Company's common stock in fiscal 1995 and 1994, respectively (see Note 14).

23.  FOURTH QUARTER ADJUSTMENTS

     During 1995, the Company had forth quarter adjustments which included an increase in self-insurance reserves ($188,000), establishment of reserves for litigation ($154,000), an increase in reserve for doubtful accounts and notes receivable ($1,225,000), write-off of intangible assets ($165,000) and accrual for employee health and welfare benefits ($683,000). The aggregate effect of such adjustments was to increase net loss and net loss per share by approximately $2,415,000 and $.56, respectively.

24.  OPERATING LICENSES

     The Company is subject to regulation and licensing by various state government agencies. The Chairman of the Company currently holds virtually all of the required state operating licenses. In the event the Company were to lose the services of the Chairman, an officer of the Company would have to obtain the necessary licenses, or the Company would have to hire someone who holds the required licenses for the Company to continue to conduct its business.

                                   COMMAND SECURITY CORPORATION

                          SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                                                Against
                                                                                Amounts                    Uncollectible
                                                        Balance at  Charged to    Due      Charged           Accounts      Balance
                                                        Beginning   Costs and  to Service  to Other           Written     at End of
                                                        of period   Expenses   Companies   Accounts Recoveries  Off        Period
                                                        ---------   --------   ---------   -------- ----------  ---        -------
Year ended March 31, 1996:
 Deducted from asset accounts:
  Allowance for doubtful accounts receivable - current   $ 903,899  $203,307   $ 57,285  $ 58,608(1) $          $381,093  $ 842,006

  Allowance for doubtful notes receivable - current
   maturities                                              340,045                         22,119(1)                        362,164
  Allowance for other doubtful receivables - current       122,513               69,280   (54,557)(1)  18,253    101,611     17,372

  Allowance for doubtful notes and long-term receivables,
   net of current maturities                             1,650,272   150,000              (26,170)(1) 220,918    931,364    737,436
                                                                                          115,616(2)

Year ended March 31, 1995:
  Deducted from asset accounts:
   Allowance for doubtful accounts receivable - current    680,613   637,065     82,375               111,107    385,047    903,899

  Allowance for doubtful notes receivable - current
   maturities                                              274,652    65,393                                                340,045

  Allowance for other doubtful receivables - current                 122,513                                                122,513

  Allowance for doubtful notes and long-term receivables,
   net of current maturities                               398,351   952,489    194,291  105,141(2)                       1,650,272

  Year ended March 31, 1994:
  Deducted from asset accounts:
  Allowance for doubtful accounts receivable - current     471,050   435,777     85,752               159,074    152,892    680,613

  Allowance for doubtful notes receivable - current
   maturities                                                        263,879     10,773                                     274,652

   Allowance for doubtful notes and long-term receivables,
   net of current maturities                                         398,351    141,105                          141,105    398,351

 (1) Represents reclassifications between short-term and long-term receivables.

 (2) Represents interest income reduction related to non-performing receivable.

                                  SIGNATURES
                                  ----------

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                COMMAND SECURITY CORPORATION



                                                By: /s/ William C. Vassell
                                                   -------------------------
                                                    William C. Vassell
                                                    Chairman of the Board
                                                    Principal Operating Officer

Date:     July 11 (WCV), 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


/s/ William C. Vassell          Chairman of the Board        July 11(WCV), 1996
- -------------------------       Principal Operating Officer
William C. Vassell

                                Vice Chairman of the         June   , 1996
- -------------------------       Board, Treasurer and             ---
Gordon Robinett                 Director

/s/ H. Richard Dickinson
- -------------------------       Executive Vice President     July 11, 1996
H. Richard Dickinson            Chief Financial Officer          ---
                                and Director

/s/ Gregory J. Miller
- -------------------------       Director                     June   , 1996
Gregory J. Miller                                                ---

/s/ Peter Nekos
- -------------------------       Director                     June 24, 1996
Peter Nekos

/s/ Peter T. Kikis
- -------------------------       Director                     July 11, 1996
Peter T. Kikis


- -------------------------       Director                     June   , 1996
Steven B. Sands                                                  ---

/s/ Lloyd H. Saunders, III
- -------------------------       Director                     July 11, 1996
Lloyd H. Saunders, III

   EXHIBIT 11 - COMPUTATION OF INCOME PER SHARE OF COMMON STOCK

                                          Years Ended March 31,
                                     -------------------------------------
                                      1996         1995        1994

Net income/(loss) applicable to
 common shareholders               $ 392,190   $(2,983,823) $(2,727,102) (A)

Preferred stock dividends            119,460           -0-          -0-
                                     -------   ------------ -----------
Net income/(loss) - fully diluted  $ 511,650   $(2,983,823) $(2,727,102) (B)
                                     =======   ============ ===========
Weighted average number of common
 shares issued and outstanding (1) 6,663,986     4,274,657    2,827,297

Incremental shares attributable to
assumed exercise of stock options
and warrants - primary (2)               -0-           -0-          -0-

 Incremental shares attributable to
  assumed exercise of stock options
  and warrants - fully diluted (3)   906,100        93,092       97,017

Weighted average number of common
 shares - primary (1) + (2)        6,663,986     4,274,657    2,827,297  (C)

Weighted average number of common
 shares - fully diluted (1) + (3)  7,570,086     4,367,749    2,924,314  (D)

Income/(loss) per common and common
 equivalent share - primary             $.06        ( $.70)       ($.96) (A/C)

Income/(loss) per common and common
 equivalent share - fully diluted       $.07        ( $.68)       ($.93) (B/D)