Form 10-Q
period 1996-06-30
COMMAND SECURITY CORP
filed 1996-08-19
CIK 864509

                                        UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                           -------
                                          FORM 10-Q



 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                                 -------------------------

                                             OR

__      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------    -------------------

                             Commission file number  0-18684
                                                     --------

                              Command Security Corporation
- -------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

              New York                                         14-1626307
(State or other jurisdiction of incorporation                (I.R.S. Employer
  or organization)                                          Identification No.)


 Lexington Park, LaGrangeville, New York                        12540
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (914) 454-3703

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ----        ----


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,764,206 (as of August 7, 1996).
                 ---------

                                COMMAND SECURITY CORPORATION

                                            INDEX


PART I. FINANCIAL INFORMATION                                          Page No.
                                                                       --------
Item 1. Financial Statements

          Condensed Statements of Operations -
           three months ended June 30, 1996
           and 1995 (unaudited)                                           2

          Condensed Balance Sheets -
           June 30, 1996 and March 31, 1996
           (unaudited)                                                    3

          Condensed Statements of Stockholders' Equity -
           three months ended June 30, 1996 and 1995
           (unaudited)                                                    4

          Condensed Statements of Cash Flows -
           three months ended June 30, 1996 and 1995
           (unaudited)                                                5  -   6

          Notes to Condensed Financial Statements                     7  -   9

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition             10  -   11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              12

Item 6.    Exhibits and Reports on Form 8-K                               12

SIGNATURE                                                                 13


PART I.    Financial Information

Item 1.    Financial Statements


                                 COMMAND SECURITY CORPORATION

                              CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                                                       Three Months Ended
                                                                --------------------------------
                                                                 June 30,              June 30,
                                                                 1 9 9 6               1 9 9 5
                                                                ------------        ------------
Revenue                                                          $12,000,789         $14,902,453
Cost of revenue                                                   10,040,157          12,745,017
                                                                ------------        ------------

Gross profit                                                       1,960,632           2,157,436

Service contract revenue (note 1)                                    327,772             307,887
                                                                ------------        ------------
                                                                   2,288,404           2,465,323
                                                                ------------        ------------

Operating expenses
       General and administrative expenses                         1,635,323           2,023,609
       Amortization of intangibles                                   445,791             304,586
       Provision for doubtful accounts                                63,086              88,871
                                                                ------------        ------------
                                                                   2,144,200           2,417,066
                                                                ------------        ------------

Operating profit                                                     144,204              48,257

Interest income                                                       59,801              29,603
Interest expense                                                    (281,920)           (260,949)
Equipment dispositions                                               (11,968)             (3,247)
                                                                ------------        ------------
Loss before income taxes                                             (89,883)           (186,336)
Provision for income taxes                                               -0-                 -0-
                                                                ------------        ------------

Net loss                                                             (89,883)           (186,336)

Preferred stock dividends                                            (32,291)                -0-
                                                                ------------        ------------

Net loss applicable to
 common stockholders                                              $ (122,174)         $ (186,336)
                                                                ------------        ------------
                                                                ------------        ------------

Net loss per common share                                         $     (.02)         $     (.03)
                                                                ------------        ------------
                                                                ------------        ------------

Weighted average number
 of common and common
 equivalent shares outstanding                                     6,764,206           6,633,932
                                                                ------------        ------------
                                                                ------------        ------------


                    See accompanying notes to condensed financial statements.

                                   COMMAND SECURITY CORPORATION

                                     CONDENSED BALANCE SHEETS
                                           (Unaudited)


ASSETS
                                                                   June 30,         March 31,
Current assets:                                                    1 9 9 6             1 9 9 6
                                                                ------------       ------------
  Accounts receivable - net                                      $11,438,841        $12,320,412
  Notes receivable, current maturities - net                         224,911            260,547
  Prepaid expenses                                                 1,249,892          1,176,972
  Other receivables - net                                            142,011            285,469
                                                                ------------       ------------
    Total current assets                                          13,055,655         14,043,400

Property and equipment - net                                         980,649            975,832

Other assets:
  Notes and accounts receivable
   due after one year - net                                          215,875             210,659
  Intangible assets - net                                          5,828,161           6,270,440
  Deferred income taxes                                              300,541             300,541
  Other assets                                                       774,957             583,542
                                                                ------------       ------------
    Total other assets                                             7,119,534           7,365,182
                                                                ------------       ------------

Total assets                                                     $21,155,838         $22,384,414
                                                                ------------       ------------
                                                                ------------       ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                 $ 1,494,047          $  913,944
  Current maturities of long-term debt                             1,948,931           1,938,273
  Current maturities of obligations under capital leases              89,412             102,811
  Short-term borrowings                                            5,590,601           6,465,827
  Accounts payable                                                   632,333             629,710
  Due to service companies                                           378,164             641,944
  Accrued payroll and other expenses                               2,878,727           3,131,923
                                                                ------------       ------------
    Total current liabilities                                     13,012,215          13,824,432

Deferred gain                                                        133,303             133,303
Self-insurance reserves                                              392,193             428,423
Long-term debt due after one year                                  1,095,287           1,178,962
Obligations under capital leases due after one year                   27,737              15,543
                                                                ------------       ------------
                                                                  14,660,735          15,580,663
                                                                ------------       ------------

Redeemable, convertible Series A preferred stock                   1,646,816           1,614,525

Stockholders' equity:
  Common stock, $.0001 par value                                         812                 812
  Additional paid-in capital                                       9,554,369           9,805,425
  Retained earnings/(deficit)                                     (4,703,894)         (4,614,011)
  Treasury stock at cost                                              (3,000)             (3,000)
                                                                ------------       ------------
    Total stockholders' equity                                     4,848,287           5,189,226
                                                                ------------       ------------

Total liabilities and stockholders' equity                       $21,155,838         $22,384,414
                                                                ------------       ------------
                                                                ------------       ------------



                    See accompanying notes to condensed financial statements.

                                   COMMAND SECURITY CORPORATION

                           CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (Unaudited)



                                                                   Retained
                                    Common        Paid-In          Earnings     Treasury
                                     Stock        Capital          (Deficit)     Stock
                                     -----        -------          ---------     -----
Balance at March 31, 1995            $799      $10,121,721       $(5,125,661)   $(3,000)

Deferred stock compensation                          4,300

Stock registration costs                           (76,206)

Net loss - three months ended
 June 30, 1995                                                      (186,336)
Balance at June 30, 1995              799       10,049,815        (5,311,997)    (3,000)
                                     ----      -----------       ------------   --------
Stock registration costs                           (60,230)

Issuance/(return) of
  escrowed common stock
    Accrued fees                       15              (15)
    Retention Settlement               (2)         (64,685)

Preferred stock dividends                         (119,460)

Net income - nine months ended
 March 31, 1996                                                      697,986

Balance at March 31, 1996             812        9,805,425        (4,614,011)    (3,000)
                                     ----      -----------       ------------   --------
Exercise of common stock put                      (218,765)

Preferred stock dividends                          (32,291)

Net loss - three months ended
 June 30, 1996                                                       (89,883)
                                     ----      -----------       ------------   --------
Balance at June 30, 1996             $812      $ 9,554,369       $(4,703,894)   $(3,000)
                                     ----      -----------       ------------   --------
                                     ----      -----------       ------------   --------

                    See accompanying notes to condensed financial statements.


                                   COMMAND SECURITY CORPORATION

                                CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                              Three Months Ended
                                                                      -----------------------------------
                                                                        June 30,                June 30,
                                                                        1 9 9 6                 1 9 9 5
                                                                      -----------            ------------
Cash flow from operating activities:
  Net loss                                                            $  (89,883)            $  (186,336)
  Adjustments to reconcile net loss to
    net cash provided by/(used in) operating activities:
     Depreciation and amortization                                       531,933                 398,898
     Provision for doubtful accounts                                      63,086                  88,871
     Loss on equipment dispositions                                       11,968                   3,247
     Self-insurance reserves                                              18,116                  55,905
     (Increase)/decrease in receivables,
      prepaid expenses and deposits                                      722,547              (2,358,333)
     Increase/(decrease) in accounts payable
      and other current liabilities                                     (585,404)                285,616
                                                                      -----------            ------------
       Net cash provided by/(used in) operating activities               672,363              (1,712,132)
                                                                      -----------            ------------

Cash flows from investing activities:
  Purchases of equipment                                                 (29,716)                (34,734)
  Proceeds from sale of equipment                                         25,606                     900
  Purchase of intangible assets                                              -0-                 (64,244)
  Notes issued                                                           (60,000)                (49,500)
  Principal collections on notes receivable                               82,186                  25,871
                                                                      -----------            ------------
    Net cash provided by/(used in) investing activities                   18,076                (121,707)
                                                                      -----------            ------------

Cash flows from financing activities:
  Net borrowings/(repayments) on line-of-credit                         (774,025)              2,073,652
  Increase in cash overdrafts                                            580,103                 166,458
  Principal payments on other borrowings                                (484,292)               (307,621)
  Principal payments on capital lease obligations                        (12,225)                (22,444)
  Stock registration costs                                                   -0-                 (76,206)
                                                                      -----------            ------------
    Net cash provided by/(used in) financing activities                 (690,439)              1,833,839
                                                                      -----------            ------------

Net decrease in cash
 and cash equivalents                                                        -0-                     -0-
Cash and cash equivalents
 at beginning of period                                                      -0-                     -0-
                                                                      -----------            ------------
    Cash and cash equivalents
     at end of period                                                 $      -0-             $       -0-
                                                                      -----------            ------------
                                                                      -----------            ------------

         See accompanying notes to condensed financial statements.

                                                                     (Continued)
                           COMMAND SECURITY CORPORATION

                        CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the three months ended June 30 for:

                                                      1 9 9 5      1 9 9 4
                                                    ----------    ----------
 Interest                                           $  276,594    $ 259,807
 Income taxes                                              -0-          -0-



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended June 30, 1996 and 1995, the Company purchased transportation and office equipment with direct installment and lease financing of $126,745 and $80,001, respectively.

For the three months ended June 30, 1996, the Company accrued dividends of $32,291 on its Series A convertible preferred stock. This charge to paid-in capital and credit to preferred stock has been excluded in the statement of cash flows.

In June, 1996, the Company negotiated a settlement with NSC Shareholder Trust in connection with a put offer given for common stock issued in consideration for the purchase of customer accounts. The resultant charge to paid-in capital and intangibles of $218,765 and $3,512, respectively, and credit to notes payable of $222,277 have been excluded in the statement of cash flows.

         See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the year ended March 31, 1996.

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at June 30, 1996, and for the period then ended. All such adjustments are of a normal recurring nature.

1.)  SERVICE COMPANIES:
        The following is a summary of the service companies' activities for the three months ended June 30, 1996 and 1995, respectively, the components of which have been excluded from the Company's financial statements:

                                                          Three Months Ended
                                                       ------------------------
                                                        June 30,       June 30,
                                                        1 9 9 6        1 9 9 5
                                                       ----------    ----------
Service companies' guard
 service revenue                                       $3,754,033    $4,452,610

Cost of revenue                                         3,123,975     3,725,305

Gross profit                                              630,058       727,305

Service companies' share
 of gross profit                                          406,062       450,932
      223,996                                             276,373

Other service revenue                                     103,776        31,514

Total service contract revenue                         $  327,772    $  307,887

                                                                     (Continued)

                          COMMAND SECURITY CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)





2.) Short-Term Notes Payable:

    In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement (the "agreement"). The agreement, as amended on December 1, 1995, provides for a discretionary line of credit of up to 82.5% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At June 30, 1996, the Company had used $5,190,179 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly, at 2% above prime (10.25% at June 30, 1996). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the agreement is two years, expiring in February, 1997.

3.) Loss per Share:

    Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, including the dilutive effect, if any, of warrants and stock options outstanding. Warrants and stock options outstanding and preferred stock conversions were excluded from the computation for each period presented because their effect was antidilutive.

4.) Contingent Liabilities:

    The nature of the Company's business subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits
    through policies with third-party insurance companies.   Such policies
    have limits of $1,000,000 per occurrence and $2,000,000 in the aggregate.
     In addition, the Company has obtained an excess liability policy that covers claims for an additional $25,000,000 in the aggregate. The Company retains the risk for the first $50,000 per occurrence. The Company has included liabilities of $392,000 and $428,000 for the estimated losses incurred under these risk retentions at June 30 and March 31, 1996, respectively, in the Company's financial statements.

    The Company has guaranteed certain installment loans extended to various service companies by Capital Resources Company. The total outstanding balance on such loans as of June 30, 1996, was approximately $831,000.

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

                                                                     (Continued)

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)





4.) Contingent Liabilities: (continued)

    In August, 1992, the Company commenced action against a former service company client for non-payment of obligations owed by the service company to the Company. At approximately the same time, the service company initiated suit for non-performance of the Company in connection with the terms of the service agreement seeking compensatory damages. Management has reviewed both suits with legal counsel and is of the opinion that the likelihood of loss on the suit against the Company is remote. Accordingly, no adjustment has been made to the accompanying financial statements. In addition, management is of the opinion that all amounts due to the Company from the former service company are for bona fide claims for services provided by the Company and are collectable, subject to the financial viability of the service company and the value of the related collateral. Amounts due from this service company, which approximate $495,000 plus interest and legal fees, have been fully reserved.

    The Chairman of the Board of the Company has pledged his personally owned shares of Company stock (510,000 shares are currently in escrow) to ISS International Service System, Inc. (ISS) in connection with the Company's acquisition of certain security guard assets from ISS. The number of shares is subject to adjustment. Such shares have been pledged as collateral to secure the Company's $1 million in promissory notes to ISS for the balance of the purchase price of the ISS security guard assets. In the event of default, as defined by the ISS agreement, ISS is entitled to the transfer of so much of the pledged stock as is equal in value to the amounts outstanding on the defaulted note(s). The Company has defaulted on the payment of $500,000 due on March 31, 1995, and on the payment of $500,000 due October 27, 1995. ISS has not exercised its right to foreclose on the pledged shares. The Company believes that it has claims against ISS which substantially offset the payments due and is looking for arbitration in an effort to settle this matter. In conjunction with this pledge, the Company has entered into an indemnification agreement with the Chairman of the Board whereby the Company would issue to the Chairman of the Board such number of shares as were delivered to ISS in the event of default. This event would result in a reduction of the ISS related debt and a corresponding increase in stockholders' equity. There would be no impact to the Company's results of operations, except a dilution of per share amounts.

    The Private Placement Memorandum issued in connection with the Company's 1993 Private Placement and the interim financial reports for the first three quarters in the fiscal years ended March 31, 1994 and 1995, filed by the Company contained financial information which has since been restated. It is possible that the purchasers of Units pursuant to the 1993 offering and the purchasers of shares in connection with the offerings that were consummated in February, 1995, may make a claim for, among other things, rescission of their investment, which totaled $4,000,000 in the 1993 offering and approximately $4,160,000 in the 1995 offerings, plus interest, alleging, in each case, as the basis, the above-mentioned restatements. Other causes of action against the Company based on federal and/or state securities laws are also possible. Additional expenditures in the form of damages and fees, if any, are not quantifiable. No such claims have been received by the Company to date. If the Company were to become involved in litigation arising from these circumstances, the Company's results of operations and financial condition may be materially adversely affected due to the drain on cash and management resources. Management is of the opinion that the probability of claims and a resultant negative impact on the Company's operations and financial condition is diminishing with time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following should be read in conjunction with the Company's financial statements and the related notes thereto.

Revenue decreased by $2,901,664 for the quarter ended June 30, 1996 to $12,000,789, from $14,902,453 for the quarter ended June 30, 1995. Of this decrease, $241,000 represents revenue generated by the Company's Boston operation during the quarter ended June 30, 1995 that was sold in October, 1995 and approximately $900,000 is the result of contracts that were not renewed during the year due to low margins. The remaining decrease is due to other contract cancellations net of new contract starts. Management will continue to divest lower margin contracts and focus its marketing efforts on higher quality business.

Gross profit decreased by $196,804 to $1,960,632 or 16.3% of revenue for the quarter ended June 30, 1996, compared to $2,157,436 or 14.5% of revenue for the quarter ended June 30, 1995. Of this decrease, $420,000 was due to lower revenue, offset by $223,276 resulting from lower direct costs. This decrease in direct costs is primarily a result of lower insurance expense ($280,000) and union benefits ($58,000) offset by higher labor costs ($63,000) and higher costs in other expense categories ($52,000).

The Company provides payroll and billing services and accounts receivable financing through contracts with service company clients for a percentage of revenue or gross profit generated from their business. The Company owns the accounts receivable and, depending on the individual contract, may be the employer of record. The caption "Service contract revenue" represents the income earned on the service agreements.

Service contract revenue increased by $19,885 to $327,772 in the quarter ended June 30, 1996 from $307,887 in the quarter ended June 30, 1995. $72,262 of this increase is attributable to higher fees earned from the Company's non-employer of record program as a result of new contracts signed offset by lower fees earned from employer of record contracts of $52,377 due to contract terminations.

General and administrative expenses decreased by $388,286 to $1,635,323 for the quarter ended June 30, 1996 from $2,023,609 for the quarter ended June 30, 1995. The major areas of decrease are salaries ($107,703), rent and utilities ($42,695), travel and entertainment ($26,340), insurance expense ($52,178) and professional fees ($133,401).

Amortization of intangibles increased by $141,205 to $445,791 for the quarter ended June 30, 1996 compared to $304,586 for the prior year's quarter. This is a result of management's re-evaluation of the useful lives of the customer lists acquired from ISS in October, 1993. Based on the contract retention since the acquisition, the Company has reduced the useful life from 15 years to 5 years. This increase in amortization will recur each quarter until the ISS intangible is fully amortized.

The provision for bad debts decreased by $25,785 to $63,086 for the quarter ended June 30, 1996 from $88,871 for the quarter ended June 30, 1995. This is the result of improved collection experience.

Net interest expense decreased by $9,227 to $222,119 for the quarter ended June 30, 1996 from $231,346 for the comparable quarter of the prior year. Interest income increased by $30,198 resulting from increased finance charges earned as part of the Company's non-employer of record service agreement program. This was partially offset by higher interest expense due to higher working capital requirements.

Loss on equipment dispositions primarily represents older vehicles sold or retired.


                                                                     (Continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
The Company pays its guard employees and those of its service agreement clients on a weekly basis, while its customers and the customers of service company clients pay for the services of such employees generally between 50 to 60 days after billing by the Company. In order to provide funds for payment of its guard employees, on February 24, 1995, the Company entered into a commercial revolving loan agreement with CIT Group/Credit Finance
(CIT). Under this agreement, borrowings may be made in an amount up to 80% of eligible accounts receivable, but in no event more than $10,000,000. During the quarter ended December 31, 1995, this agreement was amended to increase the borrowing availability from 80% to 82.5%. Outstanding balances bear interest at a per annum rate of 2% in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets. Prior to the existing agreement, the Company utilized a commercial revolving loan agreement with another institutional lender.

At June 30, 1996, the Company had borrowed $5,190,179 or approximately 57.2 % of its billed accounts receivable (after allowance for bad debts, but before accrued and unbilled receivables) and virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan arrangement.

Generally, the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to the changes in the status of the factors used to determine availability (such as billing, payment and aging of accounts receivable).

The cash overdraft was $1,494,047 at June 30, 1996. Management anticipates that the Company's cash position will generally improve throughout the remainder of the fiscal year from earnings as well as the timing effect of cash requirements for payroll tax and insurance premiums.

The Company entered into a subordinated loan arrangement on February 24, 1995, with Deltec Development Corporation (Deltec) pursuant to which the Company borrowed $1,500,000, the proceeds of which were used to acquire the assets of United Security Group Inc. (United). The subordinated loan has a term of four years, calls for quarterly principal and interest payments and bears interest at fourteen percent (14%) per annum. It is collateralized, on a subordinated basis, by all the Company's assets, properties and other revenue. The balance due Deltec at June 30, 1996, was $1,031,250.

Long-term debt at June 30, 1996, includes $1,000,000 due to ISS. This debt was created in connection with the purchase of various guard service accounts in October, 1993, and consists of two notes in the amount of $500,000, each due on March 31, 1995 and October 27, 1995, respectively. The Company has defaulted on both payments and is in negotiations with ISS to settle the obligations. The Company believes that ISS has breached certain provisions of the various agreements associated with the acquisition. ISS has the right to foreclose on certain shares of the Company's common stock owned by Mr. Vassell, the Company's Chairman of the Board. The Company has entered into an agreement to indemnify Mr. Vassell in the event of foreclosure whereby the Company would issue to Mr. Vassell such number of shares as were delivered to ISS in foreclosure. This would result in a reduction of the ISS related debt and a corresponding increase in stockholders equity. There would be no impact to the Company's net income except a decrease in earnings per share due to the increased number of shares outstanding.

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings.

The Company has no additional lines of credit other than discussed herein.

The Company has no present material commitments for capital expenditures.


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

   Reference is made to footnote 4 to the condensed financial statements presented herein.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (1)  Exhibits - None

     (2)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COMMAND SECURITY CORPORATION



Date: August 19, 1996         By: /s/ William C. Vassell
                              -----------------------------------------
                              William C. Vassell, Chairman of the Board




Date: August 19, 1996         By: /s/ H. Richard Dickinson
                              -------------------------------------------------
                              H. Richard Dickinson, Principal Financial Officer