Form 10-K/A
period 1996-03-31
COMMAND SECURITY CORP
filed 1996-09-25
CIK 864509

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ______

                         Commission File Number 0-18684

                          COMMAND SECURITY CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

New York                                                     14-1626307
- --------                                                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Lexington Park, Lagrangeville, New York                      12540
- ---------------------------------------                      -----
(Address of Principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (914) 454-3703
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

         As of September 10, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price $1.875 on that date, was approximately $8,963,334.

         As of September 10, 1996 the registrant had issued and outstanding 6,936,706 shares of Common Stock.

                                    PART III

                         ITEM 11. EXECUTIVE COMPENSATION

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

                   (Balance of Page Intentionally Left Blank)

                                                     SUMMARY COMPENSATION TABLE
                                                  FOR THE FISCAL YEAR ENDED 3/31/96

                                       Annual  Compensation                              Long-Term Compensation
                                                                   Other Annual               Shares Underlying
Name and Principal Position      Fiscal Year Ended                 Salary                     Warrants             Shares Underlying
                   --------      March 31           Annual Salary  Compensation   Bonus       Granted              Repriced Warrants
                                 -----------------  -------------  ------------   -----       -------              -----------------
William C. Vassell (1)
Chairman of the Board            1994               $117,692        $12,540 (3)   0           500,000 (4)          300,000 (5)
                                 1995               $152,885           (2)        0           0                    0
                                 1996               $150,000           (2)        0           0                    0

H. Richard Dickinson             1996               $131,593           (2)        0           0                    0
Chief Financial Officer
Executive Vice-President

Gordon Robinett                  1994               $ 81,538           (2)        0           0                    227,500 (6)
Vice Chairman                    1995               $101,923           (2)        0           0                    0
of the Board and Treasurer       1996               $100,000           (2)        0           0                    0

Eugene U. McDonald               1994               $ 69,577.00        (2)        0           15,000 (7)           0
Senior Vice-President -          1995               $ 78,172.72        (2)        0           0                    0
Operations                       1996               $ 88,461.76        (2)        15,000      0                    0

John B. Goldsborough (8)         1996               $  3,331.00         0         0           0                    0
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

                OPTIONS/WARRANTS GRANTED IN LAST FISCAL YEAR (1)
                          FOR FISCAL YEAR ENDED 3/31/96

                                                                                                        Potential Realizable
                                                 % of Total Options                                     Value
                            Shares Underlying    Granted To all                                         0%     5%      10%
Name                        Warrants Granted     Employees            Exercise Price  Expiration Date   --------------------
- ----                        ----------------     ---------            --------------  ---------------
William C. Vassell              None
Chairman of the Board(2)

H. Richard Dickinson            None
Chief Financial Officer
Executive Vice-President

Gordon Robinett                 None
Vice Chairman of the
Board and Treasurer

Eugene U. McDonald              None
Senior Vice-President -
Operations

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

                                 March 31, 1996
                              OPTION/WARRANT VALUES

                                     Number of Shares Underlying    Value of Unexercised in-the-money
                                     Warrants Outstanding (1)       Options at 3/31/96 (2)

Name                                 Exercisable                    Exercisable
- ----                                 -----------                    -----------
William C. Vassell                   225,000 (3)                    $   0
Chairman of the Board (4)            175,000                        $   0
                                     125,000                        $   0

H. Richard Dickinson                 None                           $   0
Chief Financial Officer
Executive Vice-President

Gordon Robinett                      227,500                        $   0
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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

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

Employment Agreements and Warrants and Termination of Employment and Change of Control Agreements

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

         Other than the compensation described above, there are no long term incentive plans for the persons named in the Summary Compensation Table. Furthermore, the Company does not have a pension plan.

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

                     BOARD REPORT ON EXECUTIVE COMPENSATION

         The foregoing report has been submitted by the Company's board of directors. No director has dissented to any information contained herein.

                  William C. Vassell
                  Gordon Robinett
                  H. Richard Dickinson
                  Gregory J. Miller
                  Peter J. Nekos
                  Peter T. Kikis
                  Steven B. Sands
                  Lloyd H. Saunders, III

         The Compensation Committee determines compensation for other management personnel based on its understanding of the market rate for similar positions in an effort to attract and retain qualified personnel. Raises are granted based on performance.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         Other than as disclosed above relating to the amendments to Messrs. Vassell's and Robinett's employment agreements, the Company's Compensation Committee advises the board on all matters related to compensation issues with respect to executive officers and is currently comprised of William C. Vassell, Peter T. Kikis and Steven B. Sands. While Mr. Vassell and Mr. Robinett may participate in discussions and/or decisions relating to compensation for executive officers, neither of them will vote on matters relating to his own compensation. None of the directors or executive officers serve on the Compensation Committee of any other entity with the exception of Gordon Robinett who serves on the Compensation Committee of Uniforce Services, Inc. None of the other members of the Company's board of directors are an officer, director or employee of Uniforce Services, Inc.

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         In May 1992, as an incentive for outside directors, the board of directors issued to Peter J. Nekos a five-year Warrant to purchase 10,000 shares at an initial exercise price of $3.88 per share, the fair market value on the date of grant. In recognition of Mr. Nekos' contributions to the Company, in August 1993, the board of directors authorized the extension of Mr. Nekos' outstanding Warrant by two years and reduced the purchase price to $3.25 per share, the fair market value on the date of the extension.

                Comparison of Five Year-Cumulative Total Returns
                              Performance Graph for
                          COMMAND SECURITY CORPORATION

Produced on 09/10/96 including data to 03/29/96

[The following table was represented as a line graph in the printed material]

                                                     LEGEND
CRSP Total Returns Index for:                  3/28/91   3/31/92   3/31/93   3/31/94   3/31/95   3/31/96
- ----------------------------                   -------   -------   -------   -------   -------   -------
COMMAND SECURITY CORPORATION                    100.0     133.3      93.3     101.7      51.7      33.3
NASDAQ Stock Market (US Companies)              100.0     127.5     146.5     158.1     175.9     238.8
NASDAQ Stocks (SIC 7380-7389 US Companies)      100.0     106.9      85.2      79.0      89.9     190.2
Miscellaneous Business Services

Notes:
A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day issued.
D.    The index level for all series was set to $100.0 on 03/28/91.

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K/A


13.1  Annual Report                                                         E-1

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1993, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lagrangeville, State of New York, on September 11, 1996.

                                            COMMAND SECURITY CORPORATION


                                            BY:/s/ William C. Vassell
                                               ------------------------------
                                            WILLIAM C. VASSELL
                                            Chairman of the Board

         Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

   Signature                     Title                      Date
   ---------                     -----                      ----


   /s/ William C. Vassell        Chairman of the            September 11, 1996
   --------------------------    Board of Directors
   William C. Vassell            (Principal Executive
                                 Officer)


   /s/ Gordon Robinett           Director                   September 11, 1996
   --------------------------
   Gordon Robinett


   /s/ H. Richard Dickinson      Executive Vice             September 11, 1996
   --------------------------    President, Director
   H. Richard Dickinson          and Chief Financial
                                 Officer (Principal
                                 Financial Officer)


   /s/ Gregory J. Miller         Director                   September 11, 1996
   --------------------------
   Gregory J. Miller


   /s/ Peter J. Nekos            Director                   September 11, 1996
   --------------------------
   Peter J. Nekos


   /s/  Steven B. Sands          Director                   September 11, 1996
   --------------------------
   Steven B. Sands


   /s/ Peter T. Kikis            Director                   September 11, 1996
   --------------------------
   Peter T. Kikis


   /s/ Lloyd H. Saunders, III    Director                   September 11, 1996
   --------------------------
   Lloyd H. Saunders, III