Form 10-Q
period 1996-09-30
COMMAND SECURITY CORP
filed 1996-11-15
CIK 864509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission file number 0-18684

                          Command Security Corporation
             (Exact name of registrant as specified in its charter)

           New York                                       14-1626307
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  Lexington Park, LaGrangeville, New York 12540
               (Address of principal executive offices) (Zip Code)

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

Yes  |X|  No |_|


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,199,206 (as of November 8,1996).

                          COMMAND SECURITY CORPORATION

                                      INDEX

PART I.    Financial Information                                     Page No.
                                                                     --------
Item 1.    Financial Statements

           Condensed Statements of Operations -
            three months and six months ended
            September 30, 1996 and 1995 (unaudited)                      2

           Condensed Balance Sheets -
            September 30,1996 and March 31, 1996
            (unaudited)                                                  3

           Condensed Statements of Stockholders' Equity -
            six months ended September 30, 1996 and 1995
            (unaudited)                                                  4

           Condensed Statements of Cash Flows -
            six months ended September 30, 1996 and 1995
            (unaudited)                                                5 - 6

           Notes to Condensed Financial Statements                     7 - 9

Item 2.    Management's Discussion and Analysis of
             Results of Operations and Financial Condition            10 - 12

PART II.   Other Information

Item 1.    Legal Proceedings                                             13

Item 6.    Exhibits and Reports on Form 8-K                              13

Signature                                                                14

PART I.   Financial Information

Item 1.   Financial Statements


                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended            Six Months Ended
                                      ---------------------------   ---------------------------
                                        Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                          1996           1995           1996           1995
                                      ------------   ------------   ------------   ------------
Revenue                               $ 12,721,075   $ 14,228,641   $ 24,721,864   $ 29,131,094
Cost of revenue                         10,364,688     12,302,422     20,404,845     25,047,439
                                      ------------   ------------   ------------   ------------
Gross profit                             2,356,387      1,926,219      4,317,019      4,083,655

Service contract revenue (note 1)          361,580        374,385        689,352        682,272
                                      ------------   ------------   ------------   ------------
                                         2,717,967      2,300,604      5,006,371      4,765,927
                                      ------------   ------------   ------------   ------------

Operating expenses
 General and administrative expenses     1,879,846      2,176,364      3,515,169      4,199,973
 Amortization of intangibles               437,493        301,474        883,284        606,060
 Provision for doubtful accounts           161,950         70,434        225,036        159,305
                                      ------------   ------------   ------------   ------------
                                         2,479,289      2,548,272      4,623,489      4,965,338
                                      ------------   ------------   ------------   ------------

Operating profit/(loss)                    238,678       (247,668)       382,882       (199,411)

Interest income                             69,071         38,222        128,872         67,825
Interest expense                          (223,592)      (302,791)      (505,512)      (563,740)
Equipment dispositions                     (13,770)       (10,756)       (25,738)       (14,003)
                                      ------------   ------------   ------------   ------------

Income/(loss) before income taxes           70,387       (522,993)       (19,496)      (709,329)

Provision for income taxes                     -0-            -0-            -0-            -0-
                                      ------------   ------------   ------------   ------------

Net income/(loss)                           70,387       (522,993)       (19,496)      (709,329)

Preferred stock dividends                  (32,291)       (71,271)       (64,582)       (71,271)
                                      ------------   ------------   ------------   ------------

Net income/(loss) applicable to
 common shareholders                  $     38,096   $   (594,264)  $    (84,078)  $   (780,600)
                                      ============   ============   ============   ============

Net income/(loss) per common share    $        .01   $       (.09)  $       (.01)  $       (.12)
                                      ============   ============   ============   ============

Weighted average number
 of common and common
 equivalent shares outstanding           6,814,749      6,633,932      6,789,897      6,633,932
                                      ============   ============   ============   ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                           Sept. 30,         March 31,
                                                              1996             1996
                                                          ------------     ------------
Current assets:
  Accounts receivable - net                               $ 12,242,278     $ 12,320,412
  Notes receivable, current maturities - net                   200,041          260,547
  Prepaid expenses                                           1,109,422        1,176,972
  Other receivables - net                                      324,538          285,469
                                                          ------------     ------------
    Total current assets                                    13,876,279       14,043,400
                                                          ------------     ------------

Property and equipment - net                                 1,082,341          975,832
                                                          ------------     ------------

Other assets:
  Notes and accounts receivable
   due after one year - net                                    258,138          210,659
  Intangible assets - net                                    5,775,197        6,270,440
  Deferred income taxes                                        300,541          300,541
  Other assets                                                 882,103          583,542
                                                          ------------     ------------
    Total other assets                                       7,215,979        7,365,182
                                                          ------------     ------------

Total assets                                              $ 22,174,599     $ 22,384,414
                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                          $  1,207,147     $    913,944
  Current maturities of long-term debt                       1,645,646        1,938,273
  Current maturities of obligations under capital leases        39,714          102,811
  Short-term borrowings                                      7,006,116        6,465,827
  Accounts payable                                             707,106          629,710
  Due to service companies                                     416,434          641,944
  Accrued payroll and other expenses                         2,678,377        3,131,923
                                                          ------------     ------------
    Total current liabilities                               13,700,540       13,824,432

Deferred gain                                                  101,510          133,303
Self-insurance reserves                                        395,997          428,423
Long-term debt due after one year                            1,066,587        1,178,962
Obligations under capital leases due after one year             44,475           15,543
                                                          ------------     ------------
                                                            15,309,109       15,580,663
                                                          ------------     ------------

Redeemable, convertible Series A preferred stock             1,679,107        1,614,525
                                                          ------------     ------------

Stockholders' equity:
  Common stock, $.0001 par value                                   827              812
  Additional paid-in capital                                 9,822,063        9,805,425
  Retained earnings/(deficit)                               (4,633,507)
  Treasury stock at cost                                        (3,000)          (3,000)
                                                          ------------     ------------
    Total stockholders' equity                               5,186,383        5,189,226
                                                          ------------     ------------

Total liabilities and stockholders' equity                $ 22,174,599     $ 22,384,414
                                                          ============     ============

            See accompanying notes to condensed financial statements.


                          COMMAND SECURITY CORPORATION

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                        Retained
                                 Preferred     Common       Paid-In     Earnings     Treasury
                                    Stock       Stock       Capital     (Deficit)     Stock
                                -----------   ---------   -----------  -----------   -------
Balance at March 31, 1995       $ 1,495,065   $     799   $10,121,721  $(5,125,661)  $(3,000)

Deferred stock compensation                                     4,300

Stock registration costs                                     (100,163)

Preferred stock dividends            71,271                   (71,271)

Net loss - six months ended
 September 30, 1995                                                       (709,329)
                                -----------   ---------   -----------  -----------   -------

Balance at September 30, 1995     1,566,336         799     9,954,587   (5,834,990)   (3,000)

Stock registration costs                                      (36,273)

Common stock issued/(returned)
 - Accrued fees                                      15           (15)
 - Retention settlement                              (2)      (64,685)

Preferred stock dividends            48,189                   (48,189)

Net income - six months ended
 March 31,1996                                                           1,220,979
                                -----------   ---------   -----------  -----------   -------

Balance at March 31, 1996         1,614,525         812     9,805,425   (4,614,011)   (3,000)

Exercise of common stock put                                 (218,765)

Common stock issued                                  15       299,985

Preferred stock dividends            64,582                   (64,582)

Net loss - six months ended
 September 30, 1996                                                        (19,496)
                                -----------   ---------   -----------  -----------   -------

Balance at September 30, 1996   $ 1,679,107   $     827   $ 9,822,063  $(4,633,507)  $(3,000)
                                ===========   =========   ===========  ===========   =======

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended
                                                           ---------------------------
                                                             Sept. 30,       Sept. 30,
                                                               1996            1995
                                                           -----------      ----------
Cash flow from operating activities:

  Net loss                                                 $   (19,496)     $ (709,329)
  Adjustments to reconcile net loss to
    net cash provided by/(used in) operating activities:
     Depreciation and amortization                           1,060,716         786,291
     Provision for doubtful accounts                           225,036         159,305
     Loss on equipment dispositions                             25,736          14,003
     Self-insurance reserves                                    74,395           8,685
     (Increase)/decrease in receivables,
      prepaid expenses and deposits                           (206,638)
     Increase/(decrease) in accounts payable
      and other current liabilities                           (815,186)        392,379
                                                           -----------      ----------
       Net cash provided by/(used in) operating activities     344,563      (2,550,466)
                                                           -----------      ----------

Cash flows from investing activities:
  Purchases of equipment                                       (38,017)        (55,678)
  Proceeds from sale of equipment                               27,569           6,352
  Purchase of intangible assets                               (123,365)        (57,372)
  Notes issued                                                (161,206)        (49,500)
  Principal collections on notes receivable                    132,081          76,741
                                                            ----------      ----------
    Net cash used in investing activities                     (162,938)        (79,457)
                                                           -----------      ----------

Cash flows from financing activities:
  Net borrowings on line-of-credit                             579,889       2,518,243
  Increase in cash overdrafts                                  293,203         866,064
  Principal payments on other borrowings                      (990,731)       (615,248)
  Principal payments on capital lease obligations              (63,986)        (38,973)
  Stock registration costs                                         -0-        (100,163)
                                                            ----------      ----------
    Net cash provided by/(used in) financing activities       (181,625)      2,629,923
                                                           -----------      ----------

Net decrease in cash
 and cash equivalents                                              -0-             -0-
Cash and cash equivalents
 at beginning of period                                            -0-             -0-
    Cash and cash equivalents
                                                           -----------      ----------
     at end of period                                      $       -0-      $      -0-
                                                           ===========      ==========

            See accompanying notes to condensed financial statements.
                                                                     (Continued)
                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

 Cash paid during the six months ended September 30 for:
                                                   1996          1995
                                                -----------   -----------
Interest                                        $   514,539   $ 579,216


Supplemental Schedule of Non-Cash Investing and Financing Activities

For the six months ended September 30, 1996 and 1995, the Company purchased transportation and office equipment with direct installment and lease financing of $327,157 and $110,982, respectively.

For the six months ended September 30, 1996 and 1995, the Company accrued dividends of $64,582 and $71,271, respectively, on its Series A convertible preferred stock. These charges to paid-in capital and credits to preferred stock have been excluded in the condensed statement of cash flows.

In June, 1996, the Company negotiated a settlement with NSC Shareholder Trust in connection with a put offer given for common stock issued in consideration for the purchase of customer accounts. The resultant charge to paid-in capital and intangibles of $218,765 and $3,512, respectively, and credit to notes payable of $222,277 have been excluded in the condensed statement of cash flows.

In July, 1996, the Company entered into a non-compete agreement with its former Treasurer for $180,000. This charge to intangible assets and credit to notes payable has been excluded in the condensed statement of cash flows.

In August, 1996, the Company purchased certain guard service accounts for a total consideration of $606,164. The Company paid $115,000, issued two short-term notes for $191,164 and issued 150,000 shares of its common stock at a capitalized value of $300,000. The issuance of the notes and the common stock have been excluded from the purchase of intangible assets in the condensed statement of cash flows.

In November, 1996, the Company finalized an agreement reached with ISS International Service System, Inc., whereby it has adjusted the notes payable to ISS from $1,000,000 to $500,000 in consideration for lost accounts and settlement of certain other claims. The resultant decreases in intangibles of $410,000 and notes payable of $500,000, offset by a net increase in accrued expenses of $90,000, have been excluded in the condensed statement of cash flows.

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

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at September 30, 1996, and for the period then ended. All such adjustments are of a normal recurring nature.

1.)  Service Companies:

     The following is a summary of the service companies' activities for the three months and six months ended September 30, 1996 and 1995, respectively, the components of which have been excluded from the Company's financial statements:

                                  Three Months Ended       Six Months Ended
                                ----------------------  ----------------------
                                 June 30,    June 30,    Sept. 30,   Sept. 30,
                                   1996        1995        1996        1995
                                ----------  ----------  ----------  ----------
Service companies' guard
 service revenue                $4,201,413  $5,378,758  $7,955,446  $9,831,368

Cost of revenue                  3,476,589   4,505,088   6,600,564   8,230,393
                                ----------  ----------  ----------  ----------

Gross profit                       724,824     873,670   1,354,882   1,600,975

Service companies' share
 of gross profit                   472,579     542,547     878,641     993,479
                                ----------  ----------  ----------  ----------
                                   252,245     331,123     476,241     607,496

Other service revenue              109,335      43,262     213,111      74,776
                                ----------  ----------  ----------  ----------

Total service contract revenue  $  361,580  $  374,385  $  689,352  $  682,272
                                ==========  ==========  ==========  ==========

                                                                     (Continued)

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


2.)  Short-Term Notes Payable:

     In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement (the "agreement"). The agreement, as amended on December 1, 1995, provides for a discretionary line of credit of up to 82.5% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At September 30, 1996, the Company had used $6,544,093 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly, at 2% above prime (10.25% at September 30, 1996). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the agreement is two years, expiring in February, 1997.

3.)  Income/(loss) per Share:

     Income/(loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, including the dilutive effect, if any, of warrants and stock options outstanding. Warrants and stock options outstanding were excluded from the computation for each period presented because their effect was antidilutive.

4.)  Contingent Liabilities:

     The nature of the Company's business subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. In addition, the Company has obtained an excess liability policy that covers claims for an additional $25,000,000 in the aggregate. The Company retains the risk for the first $50,000 per occurrence. The Company has included liabilities of $396,000 and $428,000 for the estimated losses incurred under these risk retentions at September 30 and March 31, 1996, respectively, in the Company's financial statements.

     The Company has guaranteed certain installment loans extended to various service companies by Capital Resources Company. The total outstanding balance on such loans as of September 30, 1996, was approximately $785,000.

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

     In October, 1996, the Company reached an agreement with ISS International Service System, Inc. (ISS) to settle all pending issues in connection with its October, 1993, acquisition of certain security guard assets. Under the terms of the agreement, the purchase price of the assets has been adjusted and the amount owed by the Company to ISS has been reduced from $1,000,000 to $500,000, $100,000 of which was paid at the time of the agreement. The remaining $400,000 is due on or before January 31, 1997. ISS has agreed to release the stock of William C. Vassell, the Company's Chairman of the Board, which it held as collateral in exchange for 238,000 newly issued shares of the Company's common stock. The stock will be held in escrow and is subject to adjustment based on market value until the remaining balance is paid in full. One of the Company's directors, Peter T. Kikis, has entered into an agreement with ISS whereby he will pay the $400,000 due to ISS on January 31, 1997, and receive all of the escrowed shares in the event the Company does not pay the $400,000 when due. In this case, the director may at any time within 90 days of receipt of such shares tender the shares to the Company in return for payment of all amounts paid to ISS under the guarantee.

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

Revenue decreased by $1,507,566 for the quarter ended September 30, 1996 to $12,721,075 from $14,228,641 for the quarter ended September 30, 1995. Of this decrease, $213,374 represents revenue generated by the Company's Boston operation during the quarter ended September 30, 1995 that was sold in October, 1995 and approximately $960,000 is the result of contracts that were not renewed during the year due to low margins. The remaining decrease of approximately $330,000 is due to the loss, as of October 1, 1995, of a large aviation consortium contract that generated revenue of approximately $590,000 during the three months ended September 30, 1995 offset by the acquisition of Security Management Services, Inc. which closed on August 30, 1996 and generated revenue of approximately $240,000 during September, 1996.

For the six months ended September 30, 1996 revenue decreased by $4,409,230 to $24,721,864 from $29,131,094 for the six months ended September 30, 1995. Of this decrease, $450,000 represents revenue generated by the Company's Boston operation during the quarter ended September 30, 1995, approximately $1,860,000 resulted from contracts that were not renewed during the six months due to low margins, approximately $1,200,000 is due to the loss of an aviation consortium contract, with the remaining variance of $900,000 is due to other contract cancellations net of new contracts starts of $1,140,000 offset by the acquisition of Security Management Services, Inc. which generated revenue of approximately $240,000 during September, 1996.

Gross profit increased by $430,168 to $2,356,387 or 18.5% of revenue for the quarter ended September 30, 1996, compared to $1,926,219 or 13.5% of revenue for the quarter ended September 30, 1995. Gross profit decreased by $204,089 as a result of lower revenue, offset by $634,257 resulting from lower direct costs. This decrease in direct costs is primarily the result of lower labor costs ($135,200), lower payroll taxes and insurance expense ($268,700) and lower union benefits ($294,522) offset by higher uniform expense ($56,900) and higher costs in other expense categories of ($7,300).

Gross profit increased by $233,364 to $4,317,019 or 17.5% of revenue for the six months ended September 30, 1996, compared to $4,083,655 or 14.0% of revenue for the six months ended September 30, 1995. Gross profit decreased by $618,100 as a result of lower revenue, offset by $851,449 resulting from lower direct costs. This decrease in direct costs is primarily the result of lower payroll taxes and insurance expense ($692,436) and lower union benefits ($310,900) offset by higher uniform expense ($76,950) and higher costs in other expense categories ($74,930).

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

Service contract revenue decreased by $12,805 to $361,580 in the quarter ended September 30, 1996 from $374,385 in the quarter ended September 30, 1995. $78,878 of this decrease is attributable to lower fees earned from existing contracts due to contract terminations offset by higher fees earned from the Company's non-employer of record program of $66,073.

Service contract revenue increased by $7,080 to $689,352 for the six months ended September 30, 1996 from $682,272 for the same period last year. This increase is due to higher fees earned from the Company's non-employer of record program of $138,335 offset by lower fees earned from existing employer of record contracts due to contract terminations.

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General and administrative expenses decreased by $296,518 to $1,879,846 for the quarter ended September 30, 1996 from $2,176,364 for the quarter ended September 30, 1995. The major areas of decrease are salaries ($324,474), rent and utilities ($43,359), insurance expense ($15,093), bank fees ($11,311) offset by higher professional fees ($100,536). Higher professional fees are the result of legal fees incurred in connection with the settlement with ISS (See Note 4 to "Notes to Condensed Financial Statements").

General and administrative expenses decreased by $684,804 to $3,515,169 for the six months ended September 30, 1996 from $4,199,973 for the six months ended September 30, 1995. The major areas of decrease are salaries ($432,177), rent and utilities ($88,049), travel and entertainment ($19,569), insurance expense ($69,501), professional fees ($32,867) and bank fees ($37,640).

Amortization of intangibles increased by $136,019 to $437,019 for the quarter ended September 30, 1996 compared to $301,474 for the prior year's quarter. Amortization expense increased by $277,224 to $883,284 for the six months ended September 30, 1996 compared to $606,060 for the same period in the last fiscal year. These increases are the result of management's re-evaluation, during the quarter ended June 30, 1996, of the useful lives of the customer lists acquired from ISS in October, 1993. Based on the contract retention since the acquisition, the Company has reduced the useful life from 15 years to 5 years. This increase in amortization will recur each quarter until the ISS intangible is fully amortized.

The provision for bad debts increased by $91,516 to $161,950 for the quarter ended September 30, 1996 from $70,434 for the quarter ended September 30, 1995 and by $65,731 to $ 225,036 for the six months ended September 30, 1996 from $159,305 for the six months ended September 30, 1995. These increases are the result of write-offs in connection the settlement of a long outstanding accounts receivable from a major client ($55,000), as well as the establishment of a reserve for disputed amounts due from a governmental agency with which the Company has a substantial contract ($34,000).

Interest expense decreased by $79,199 to $223,592 for the quarter ended September 30, 1996 from $302,791 for the comparable quarter of the prior year and by $58,228 to $505,512 for the six months ended September 30, 1996 from $563,740 for the six months ended September 30, 1996. Both of these decreases are primarily due to the reversal of previously accrued interest expense of $64,000 in connection with the Company's settlement agreement with ISS International Service System, Inc. (ISS), in October, 1996 under which all pending issues between the two companies, including interest on the note payable to ISS, were settled (See Note 4 to "Notes to Condensed Financial Statements").

Interest income increased by $30,849 to $69,071 for the quarter ended September 30, 1996 and by $61,047 to $128,872 for the six months ended September 30, 1996 resulting from increased finance charges earned as part of the Company's non-employer of record service agreement program.

Loss on equipment dispositions primarily represents older vehicles sold or retired.

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

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

During the quarter ended December 31,1995, this agreement was amended to increase the borrowing availability from 80% to 82.5%. Outstanding balances bear interest at per annum rate of 2% in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets. Prior to the existing agreement, the Company utilized a commercial revolving loan agreement with another institutional lender.

At September 30, 1996, the Company had borrowed $6,544,093 or approximately 60.3% of its billed accounts receivable (after allowance for bad debts, but before accrued and unbilled receivables) and virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan arrangement.

Generally, the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

The Company is currently in discussions with CIT and other financial institutions for the renewal of the facility. CIT has expressed their willingness to renew the current facility, which expires February 24, 1997, at terms that are no less favorable than provided for by the current agreement.

The Company entered into a subordinated loan arrangement on February 24, 1995, with Deltec Development Corporation (Deltec) pursuant to which the Company borrowed $1,500,000, the proceeds of which were used primarily to acquire the assets of United Security Group Inc. (United). The subordinated loan has a term of four years, calls for quarterly principal and interest payments and bears interest at fourteen percent (14%) per annum. It is collateralized, on a subordinated basis, by all the Company's assets, properties and other revenue. The balance due Deltec at September 30, 1996 was $937,500.

In October, 1996, the Company reached an agreement with ISS International Service System, Inc. (ISS) to settle all pending issues in connection with its October, 1993 acquisition of certain security guard assets. Under the terms of the agreement, the purchase price of the assets has been adjusted and the amount owed by the Company to ISS has been reduced from $1,000,000 to $500,000, $100,000 of which was paid at the time of the agreement. The remaining $400,000 is due on or before January 31, 1997. ISS has agreed to release the stock of William C. Vassell, the Company's Chairman of the Board, which it held as collateral in exchange for 238,000 newly issued shares of the Company's stock. The stock will be held in escrow and is subject to adjustment based on market value until the remaining balance is paid in full. In addition, payment of the remaining balance of $400,000 has been personally guaranteed by one of the Company's directors, Peter T. Kikis (See Note 4 to "Notes to Condensed Financial Statements").

The Company anticipates that funds required to pay the remaining balance of $400,000 will come from internally generated cash flow. In addition, the Company believes that it is likely that it will receive an insurance rebate, currently estimated to be approximately $600,000, during the quarter ended March 31, 1996.

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

Item 6.   Exhibits and Reports on Form 8-K

     (1)  Exhibits:

            4.8   Form of Warrant (10,000) to Gregory Miller                E-1

            4.9   Form of Warrant (10,000) to Peter J. Nekos                E-2

            4.10  Form of Warrant (150,000) to Peter T. Kikis               E-3

            4.11  Form of Warrant (35,000) to H. Richard Dickinson          E-4

            4.12  Amendment to Non-Qualified Stock Option
                  Certificate & Agreement for Debra Miller                  E-5

            4.13  Fourth Amendment to Non-Qualified Stock Option
                  Certificate & Agreement for Gordon Robinett
                  dated July 23, 1996                                       E-6

            4.14  Fourth Amendment to April 8, 1991 Warrant Agreement
                  of Gordon Robinett dated July 23, 1996                    E-7

            4.15  Fourth Amendment to May 15, 1992 Warrant Agreement
                  of Gordon Robinett dated July 23, 1996                    E-8

            10.41 Covenant Not to Compete for Gordon Robinett
                  dated July 23, 1996                                       E-9

            10.42 Employment Agreement for H. Richard Dickinson
                  dated August 1, 1996                                      E-10

(2)  Reports on Form 8-K

     During the quarter, the Company filed two forms 8-K, dated September 10, 1996, and September 25, 1996, respectively, both reporting certain press releases.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMMAND SECURITY CORPORATION



Date: November 13, 1996            By: /s/ William C. Vassell
      ----------------------           -----------------------------------------
                                       William C. Vassell, Chairman of the Board



                                   By: /s/ H. Richard Dickinson
                                       -----------------------------------------
                                           H. Richard Dickinson,
                                           Principal Financial Officer