Form 10-Q
period 1996-12-31
COMMAND SECURITY CORP
filed 1997-02-13
CIK 864509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


 |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

                         Commission file number 0-18684

                          Command Security Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                14-1626307
-------------------------------          -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

 Lexington Park, LaGrangeville, New York                     12540
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

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

Yes   |X|      No     |_|

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,046,432 (as of February 12, 1997).

                          COMMAND SECURITY CORPORATION

                                      INDEX

PART I.   Financial Information                                       Page No.

Item 1.   Financial Statements

          Condensed Statements of Operations -
           three months and nine months ended
           December 31, 1996 and 1995 (unaudited)                         2

          Condensed Balance Sheets -
           December 31,1996 and March 31, 1996
           (unaudited)                                                    3

          Condensed Statements of Stockholders' Equity -
           nine months ended December 31, 1996 and 1995
            (unaudited)                                                   4

          Condensed Statements of Cash Flows -
           nine months ended December 31, 1996 and 1995
            (unaudited)                                                 5 - 7

           Notes to Condensed Financial Statements                      8 - 11

Item 2.    Management's Discussion and Analysis of
            Results of Operations and Financial Condition              12 - 15

PART II.   Other Information

Item 1.    Legal Proceedings                                             16

Item 4.    Submission of Matters to a Vote of Security Holders           16

Item 6.    Exhibits and Reports on Form 8-K                              16

Signature                                                                17

Exhibit 27 - Financial Data Schedule

PART I. Financial Information

Item 1. Financial Statements

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended            Nine Months Ended
                                         Dec. 31,       Dec. 31,      Dec. 31,        Dec. 31,
                                         1 9 9 6        1 9 9 5       1 9 9 6         1 9 9 5
                                      ------------   ------------   ------------   ------------
Revenue                               $ 12,904,267   $ 12,857,564   $ 37,626,131   $ 41,988,658
 Cost of revenue                        10,649,888     10,906,246     31,054,733     35,953,685
                                      ------------   ------------   ------------   ------------
 Gross profit                            2,254,379      1,951,318      6,571,398      6,034,973

Service contract revenue (note 1)          359,742        444,171      1,049,094      1,126,443
                                      ------------   ------------   ------------   ------------
                                         2,614,121      2,395,489      7,620,492      7,161,416
                                      ------------   ------------   ------------   ------------
Operating expenses
 General and administrative expenses    (1,767,046)    (1,903,393)    (5,282,215)    (6,103,366)
 Amortization of intangibles              (450,146)      (291,376)    (1,333,430)      (897,436)
 Provision for doubtful accounts          (176,309)       (59,547)      (401,345)      (218,852)
 Bad debt recoveries                        90,011        200,000         90,011        200,000
 Insurance rebates                         598,139        603,033        598,139        603,033
                                      ------------   ------------   ------------   ------------
                                        (1,705,351)    (1,451,283)    (6,328,840)    (6,416,621)
                                      ------------   ------------   ------------   ------------

Operating profit                           908,770        944,206      1,291,652        744,795

Interest income                             68,055         45,798        196,927        113,623
Interest expense                          (284,373)      (309,806)      (789,885)      (873,546)
Equipment dispositions                     (22,761)       (17,786)       (48,499)       (31,789)
                                      ------------   ------------   ------------   ------------

Income/(loss) before income taxes          669,691        662,412        650,195        (46,917)

Provision for income taxes                     -0-            -0-            -0-            -0-
                                      ------------   ------------   ------------   ------------

Net income/(loss)                          669,691        662,412        650,195        (46,917)

Preferred stock dividends                  (32,291)       (29,901)       (96,873)      (101,172)
                                      ------------   ------------   ------------   ------------

Net income/(loss) applicable to
 common shareholders                  $    637,400   $    632,511   $    553,322   $   (148,089)
                                      ============   ============   ============   ============


Net income/(loss) per common share
       Primary                        $        .09   $        .10   $        .08   $       (.02)
                                      ============   ============   ============   ============
       Fully diluted                  $        .08   $        .09   $        .08            n/a
                                      ============   ============   ============   ============

Weighted average number
 of common and common
 equivalent shares outstanding
       Primary                           7,152,739      6,633,932      6,911,097      6,633,932
                                      ============   ============   ============   ============
       Fully diluted                     8,131,239      7,589,335      7,889,597            n/a
                                      ============   ============   ============   ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                                Dec. 31,       March 31,
                                                      1 9 9 6         1 9 9 6
Current assets:                                     ------------   ------------
  Accounts receivable - net                         $ 12,386,645   $ 12,320,412
  Notes receivable, current maturities - net             198,283        260,547
  Prepaid expenses                                     1,599,399      1,176,972
  Other receivables - net                                993,147        285,469
                                                    ------------   ------------
    Total current assets                              15,177,474     14,043,400
                                                    ------------   ------------

Property and equipment - net                           1,099,918        975,832
                                                    ------------   ------------

Other assets:
  Notes and accounts receivable
   due after one year - net                              331,326        210,659
  Intangible assets - net                              5,423,732      6,270,440
  Deferred income taxes                                  300,541        300,541
  Other assets                                           916,701        583,542
                                                    ------------   ------------
    Total other assets                                 6,972,300      7,365,182
                                                    ------------   ------------

Total assets                                        $ 23,249,692   $ 22,384,414
                                                    ------------   ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                    $  1,257,238   $    913,944
  Current maturities of long-term debt                 1,469,063      1,938,273
  Current maturities of obligations under
    capital leases                                        55,822        102,811
  Short-term borrowings                                7,287,240      6,465,827
  Accounts payable                                       772,236        629,710
  Due to service companies                               306,551        641,944
  Accrued payroll and other expenses                   2,764,190      3,131,923
                                                    ------------   ------------
    Total current liabilities                         13,912,340     13,824,432

Deferred gain                                            194,856        133,303
Self-insurance reserves                                  478,771        428,423
Long-term debt due after one year                        958,270      1,178,962
Obligations under capital leases due after one year       75,774         15,543
                                                    ------------   ------------
                                                      15,620,011     15,580,663
                                                    ------------   ------------

Redeemable, convertible Series A preferred stock       1,711,398      1,614,525
                                                    ------------   ------------

Stockholders' equity:
  Common stock, $.0001 par value                             855            812
  Additional paid-in capital                           9,884,244      9,805,425
  Retained earnings/(deficit)                         (3,963,816)    (4,614,011)
  Treasury stock at cost                                  (3,000)        (3,000)
                                                    ------------   ------------
    Total stockholders' equity                         5,918,283      5,189,226
                                                    ------------   ------------

Total liabilities and stockholders' equity          $ 23,249,692   $ 22,384,414
                                                    ------------   ------------

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                   Retained
                                        Preferred      Common       Paid-In         Earnings         Treasury
                                          Stock        Stock        Capital        (Deficit)          Stock
                                       ----------      ------     -----------      -----------       --------
Balance at March 31, 1995              $1,495,065      $799       $10,121,721      $(5,125,661)      $(3,000)

Deferred stock compensation                                             4,300

Stock registration costs                                             (148,436)

Preferred stock dividends                 101,172                    (101,172)

Net loss - nine months ended
 December 31, 1995                                                                     (46,917)
                                       ----------      ----       -----------      -----------       -------
Balance at December 31, 1995            1,596,237       799         9,876,413       (5,172,578)       (3,000)

Stock registration costs                                               12,000

Common stock issued/(returned)
 - Accrued fees                                          15               (15)
 - Retention settlement                                  (2)          (64,685)

Preferred stock dividends                  18,288                     (18,288)

Net income - three months ended
 March 31,1996                                                                         558,567
                                       ----------      ----       -----------      -----------       -------
Balance at March 31, 1996               1,614,525       812         9,805,425       (4,614,011)       (3,000)

Exercise of common stock put                                         (218,765)

Common stock issued                                      43           393,957

Common stock warrants issued                                              500

Preferred stock dividends                  96,873                     (96,873)

Net income - nine months ended
 December 31, 1996                                                                     650,195
                                       ----------      ----       -----------      -----------       -------
Balance at December 31, 1996           $1,711,398      $855        $9,884,244      $(3,963,816)      $(3,000)
                                       ==========      ====       ===========      ===========       =======

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                        Dec. 31,      Dec. 31,
                                                        1 9 9 6       1 9 9 5
                                                      -----------   -----------
Cash flow from operating activities:

  Net income/(loss)                                   $   650,195   $   (46,917)
  Adjustments to reconcile net income/(loss) to
    net cash provided by/(used in)
    operating activities:
     Depreciation and amortization                      1,596,677     1,182,008
     Provision for doubtful accounts                      401,345       218,852
     Loss on equipment dispositions                        48,499        31,789
     Deferred gain                                            -0-        15,734
     Self-insurance reserves                              128,154       114,048
     Increase in receivables,
      prepaid expenses and deposits                    (1,175,104)   (3,924,941)
     Increase/(decrease) in accounts payable
      and other current liabilities                      (896,271)      215,969
                                                      -----------   -----------
       Net cash provided by/(used in)
        operating activities                              753,495    (2,193,458)
                                                      -----------   -----------

Cash flows from investing activities:
  Purchases of equipment                                  (52,200)      (97,178)
  Proceeds from sale of equipment                          70,320         9,997
  Purchase of intangible assets                          (231,243)     (225,567)
  Proceeds from sale of intangible assets                 210,000        69,825
  Notes issued                                           (221,499)      (49,500)
  Principal collections on notes receivable               189,299       148,380
                                                      -----------   -----------
    Net cash used in investing activities                 (35,323)     (144,043)
                                                      -----------   -----------

Cash flows from financing activities:
  Net borrowings on line-of-credit                        552,415     2,940,278
  Increase in cash overdrafts                             343,294       547,111
  Principal payments on other borrowings               (1,537,811)     (940,952)
  Principal payments on capital lease
   obligations                                            (76,570)      (60,500)
  Common stock warrants issued                                500           -0-
  Stock registration costs                                    -0-      (148,436)
                                                      -----------   -----------
    Net cash provided by/(used in)
     financing activities                                (718,172)    2,337,501
                                                      -----------   -----------

Net decrease in cash
 and cash equivalents                                         -0-           -0-
Cash and cash equivalents
 at beginning of period                                       -0-           -0-
                                                      -----------   -----------
    Cash and cash equivalents
     at end of period                                        $-0-          $-0-
                                                      -----------   -----------

            See accompanying notes to condensed financial statements.

                                                                     (Continued)
                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information

 Cash paid during the nine months ended December 31 for:   1 9 9 6      1 9 9 5
                                                          ---------    ---------
 Interest                                                 $ 798,104    $ 871,289

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the nine months ended December 30, 1996 and 1995, the Company purchased transportation and office equipment with direct installment and lease financing of $481,880 and $166,403, respectively.

The Company generally obtains short-term financing to meet its insurance needs. For the nine months ended December 31, 1996 and 1995, $576,991 and $200,855, respectively, have been borrowed for this purpose. These borrowings have been excluded from the condensed statement of cash flows.

For the nine months ended December 31, 1996 and 1995, the Company accrued dividends of $96,873 and $101,172, respectively, on its Series A convertible preferred stock. These charges to paid-in capital and credits to preferred stock have been excluded from the condensed statement of cash flows.

In June, 1996, the Company negotiated a settlement with NSC Shareholder Trust in connection with a put offer given for common stock issued in consideration for the purchase of customer accounts. The resultant charge to paid-in capital and intangibles of $218,765 and $3,512, respectively, and credit to notes payable of $222,277 have been excluded from the condensed statement of cash flows.

In July, 1996, the Company entered into a non-compete agreement with its former Treasurer for $180,000. This charge to intangible assets and credit to notes payable has been excluded from the condensed statement of cash flows.

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

In October, 1996, the Company purchased certain guard service accounts for a total consideration of $169,590. The Company paid $75,590 and issued 47,000 shares of its common stock at a capitalized value of $94,000. The issuance of common stock has been excluded from the purchase of intangible assets in the condensed statement of cash flows.

In November, 1996, the Company purchased certain guard service accounts for a total consideration of $144,966. The Company paid $36,241 and issued two short-term notes for $108,725. The cost of the guard service accounts and one of the related notes were subsequently reduced by $26,390 due to a retention adjustment. The issuance of the notes and subsequent retention adjustment have been excluded from the purchase of intangible assets in the condensed statement of cash flows.

                                                                     (Continued)
                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities (continued)

In November, 1996, the Company finalized an agreement reached with ISS International Service System, Inc. ("ISS"), whereby it has adjusted the notes payable to ISS from $1,000,000 to $500,000 in consideration for lost accounts and settlement of certain other claims. The resultant decreases in intangibles of $410,000 and notes payable of $500,000, offset by a net increase in accrued expenses of $90,000, have been excluded from the condensed statement of cash flows.

On December 30, 1996, the Company entered into an agreement for the sale of its Miami operations for a total consideration of $318,878, including $40,000 for related transportation and other equipment. The Company received $250,000 in cash and a note for $68,878. The resultant gain of $76, 866 has been deferred pending collection of the note and the reduction of a guarantee provided by the Company in connection with this transaction. The deferred gain and the receipt of the note have been excluded from the condensed statement of cash flows.

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

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at December 31, 1996, and for the period then ended. All such adjustments are of a normal recurring nature.


1.) Service Companies:
     The following is a summary of the service companies' activities for the three months and nine months ended December 31, 1996 and 1995, respectively, the components of which have been excluded from the Company's financial statements:

                                    Three Months Ended        Nine Months Ended
                                    ------------------        -----------------
                                    Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,
                                    1 9 9 6     1 9 9 5     1 9 9 6     1 9 9 5
                                  ----------  ----------  -----------  -----------
  Service companies' guard
   service revenue                $4,287,746  $5,638,390  $12,243,192  $15,853,692

  Cost of revenue                  3,508,928   4,483,113   10,109,492   12,713,506
                                  ----------  ----------  -----------  -----------

    Gross profit                     778,818   1,155,277    2,133,700    2,756,252

  Service companies' share
   of gross profit                   521,839     808,124    1,400,480    1,801,603
                                  ----------  ----------  -----------  -----------
                                     256,979     347,153      733,220      954,649
                                  ----------  ----------  -----------  -----------

  Other service revenue              102,763      97,018      315,874      171,794
                                  ----------  ----------  -----------  -----------

  Total service contract revenue  $  359,742  $  444,171  $ 1,049,094  $ 1,126,443
                                  ==========  ==========  ===========  ===========

                                                                     (Continued)
                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

2.) Short-Term Notes Payable:

     In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement (the "Agreement"). The Agreement, as amended on December 1, 1995, provides for a discretionary line of credit of up to 82.5% of eligible accounts receivable, as defined in the Agreement, but in no event in excess of $10 million. At December 31, 1996, the Company had used $6,516,619 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly, at 2% above prime (10.25% at December 31, 1996). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the Agreement is two years, expiring in February, 1997.

     On January 30, 1997, the Company entered into an agreement with CIT to extend the financing arrangement to February, 1999, thereafter with automatically renewable two year extensions until terminated by either party. The agreement provides for borrowings of up to 85% of eligible accounts receivable and monthly interest charges at 1.5% above prime. The expiration date for the exercise of common stock options issued in connection with the original agreement is extended to February 24, 2001. All other terms remain generally unchanged.

3.) Income/(loss) per Share:

     Income/(loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, including the dilutive effect, if any, of warrants and stock options outstanding. Warrants and stock options outstanding were excluded from the computation for each period presented because their effect was antidilutive. The computation for fully diluted income per share includes assumed conversions of the Company's preferred stock.

4.) Self-Insurance:

     The Company has an insurance policy to cover workers' compensation claims in most states in which the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Insurance providers assist the Company in determining its estimated liability for these claims.

     The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. In addition, the Company has obtained an excess liability policy that covers claims for an additional $25,000,000 in the aggregate. The Company retains the risk for the first $50,000 per occurrence.

     Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the company is liable under its self- insurance retention and retro workers compensation policy have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, the company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current earnings.

                                                                     (Continued)
                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5.) Contingent Liabilities:

     The Company has guaranteed certain installment loans extended to various service companies by Capital Resources Company. The total outstanding balance on such loans as of December 31, 1996, was approximately $1,210,000.

     An action was commenced against the Company and the City of New York on or about August 20, 1992. The action originally sought $3 million in damages together with $9 million in punitive damages arising from injuries allegedly sustained by the plaintiff as a result of an assault by one of the Company's guards, while said guard was on duty. This suit has been turned over to the insurance carrier for defense. Insurance coverage is limited to $6 million covering this claim. Punitive damages, if any, may not be covered under the Company's insurance policy. On February 7, 1997, the Company was informed that the suit was settled by the insurance carrier for $175,000. The remaining liability of the Company under its risk retention in connection with this claim of $7,588 has been accrued in the condensed financial statements.

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

                                                                     (Continued)
                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5.) Contingent Liabilities: (continued)

     In October, 1996, the Company reached an agreement with ISS to settle all pending issues in connection with its October, 1993, acquisition of certain security guard assets. Under the terms of the agreement, the purchase price of the assets has been adjusted and the amount owed by the Company to ISS has been reduced from $1,000,000 to $500, 000, $100,000 of which was paid at the time of the agreement. The remaining $400,000 is due on or before January 31, 1997. ISS has agreed to release the stock of William C. Vassell, the Company's Chairman of the Board, which it held as collateral in exchange for 238,000 newly issued shares of the Company's common stock. The stock will be held in escrow and is subject to adjustment based on market value until the remaining balance is paid in full. The balance was paid in full on February 3, 1997, and management expects to retire the escrowed shares upon their return to the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following should be read in conjunction with the Company's financial statements and the related notes thereto.

Revenue increased by $46,703 for the quarter ended December 31, 1996 to $12,904,267 from $12,857,564 for the quarter ended December 31, 1995. Of this increase, approximately $865,000 represents revenue generated by acquisitions closed in August, October and November, 1996. This is offset by $655,284 resulting from contracts that were not renewed during the year due to low margins, $112,000 due to other contract cancellations net of new contracts starts and $51,678 from revenue generated by the Company's Boston operation during the quarter ended December 31, 1995 that was sold in October, 1995.

For the nine months ended December 31, 1996 revenue decreased by $4,362,527 to $37,626,131 from $41,988,658 for the nine months ended December 31, 1995. Of this decrease, $504,200 represents revenue generated by the Company's Boston operation during the nine months ended December 31, 1995, approximately $2,457,000 resulted from contracts that were not renewed during the year due to low margins, approximately $1,200,000 is due to the loss of an aviation client on October 1, 1995 and $1,280,000 is due to other contract cancellations net of new contracts starts. This is offset by approximately $1,070,000 of revenue generated by acquisitions closed in August, October and November, 1996.

Gross profit increased by $303,061 to $2,254,379 or 17.5% of revenue for the quarter ended December 31, 1996, compared to $1,951,318 or 15.2% of revenue for the quarter ended December 31, 1995. Gross profit increased as a result of lower insurance costs of $430,000 and lower net costs in other expense categories of $24,000, offset by higher union benefits of $150,900 due to a settlement with the union during the quarter ended December 31, 1995, which reduced expense for that quarter by $197,000.

Gross profit increased by $536,425 to $6,571,398 or 17.5% of revenue for the nine months ended December 31, 1996, compared to $6,034,973 or 14.4% of revenue for the nine months ended December 31, 1995. Gross profit decreased by $627,000 as a result of lower revenue, offset by $1,163,445 resulting from lower direct costs. This decrease in direct costs is primarily the result of lower payroll taxes and insurance expense ($1,143,800) and lower union benefit costs ($193,500), offset by higher uniform expense ($90,800) and subcontract costs ($73,900).

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

Service contract revenue decreased by $84,429 to $359,742 in the quarter ended December 31, 1996 from $444,171 in the quarter ended December 31, 1995. $90,174 of this decrease is attributable to lower fees earned from existing contracts due to contract terminations offset by higher fees earned from the Company's non-employer of record program of $5,745.

Service contract revenue decreased by $77,349 to $1,049,094 for the nine months ended December 31, 1996 from $1,126,443 for the same period last year. $221,429 of this decrease is attributable to lower fees earned from existing contracts due to contract terminations offset by higher fees earned from the Company's non-employer of record program of $144,080.

General and administrative expenses decreased by $136,347 to $1,767,046 for the quarter ended December 31, 1996 from $1,903,393 for the quarter ended December 31, 1995. The major areas of decrease are salaries and related payroll taxes ($73,700), insurance expense ($40,900) and professional fees ($51,100) offset by higher bank fees ($7,800), travel and entertainment ($13,900) and other categories ($7,700).

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General and administrative expenses decreased by $821,151 to $5,282,215 for the nine months ended December 31, 1996 from $6,103,366 for the nine months ended December 31, 1995. The major areas of decrease are salaries and related payroll taxes ($524,300), rent and utilities ($91,300), insurance expense ($110,400), professional fees ($84,000) and bank fees ($29,800), offset by increases in other categories ($18,600).

Amortization of intangibles increased by $158,770 to $450,146 for the quarter ended December 31, 1996 compared to $291,376 for the prior year's quarter. Amortization expense increased by $435,994 to $1,333,430 for the nine months ended December 31, 1996 compared to $897,436 for the same period in the last fiscal year. Of the total increases for the quarter and the nine months, $131,200 and $393,600, respectively, are the result of management's re-evaluation, during the quarter ended June 30, 1996, of the useful lives of the customer lists acquired from ISS in October, 1993. Based on the contract retention since the acquisition, the Company has reduced the useful life from 15 years to 5 years.

The provision for bad debts increased by $116,762 to $176,309 for the quarter ended December 31, 1996 from $59,547 for the quarter ended December 31, 1995. This increase results primarily from additional reserves provided in connection with loans and advances to two of the Company's service agreement clients.

The provision for bad debts increased by $182,493 to $401,345 for the nine months ended December 31, 1996 from $218,852 for the nine months ended December 31, 1995. In addition to additional reserves provided in connection with loans and advances to two of the Company's service agreement clients, these increases are the result of write-offs in connection the settlement of a long-outstanding accounts receivable from a major client ($55,000), as well as the establishment of a reserve for disputed amounts due from a governmental agency with which the Company has a substantial contract ($34,000).

Bad debt recoveries decreased by $109,989 to $90,011 for both the quarter and nine months ended December 31, 1996 from $200,000 for the same periods in the prior year. This caption represents the amounts collected on accounts receivable in excess of the value carried, net of established provisions for doubtful accounts. The amount reported for the quarter and nine months ended December 31, 1995 represents the amount collected in excess of book value of the WOODSTOCK '94 receivable. The amount reported for the period just ended represents collection of an older receivable that had been previously reserved 100%.

Insurance rebates received by the Company for the periods ended December 31, 1996 and 1995 of $598,139 and $603,033 represent dividends received from the Company's former worker's compensation insurance carrier for a multi-state program that was in effect for the three years ended September 30, 1995. The net premium was based on ultimate losses pursuant to a predetermined calculation with rebates of excess premiums refundable to the Company in the form of dividends at the discretion of the insurance carrier. The policies in effect for periods after September 30, 1995 are also loss sensitive but provide for a contractual obligation on the part of the insurance carrier to refund premiums paid, in excess of actually determined premiums. As such, the Company has calculated its insurance expense since that time on the basis of estimated losses plus certain minimum premium amounts. Therefore, no dividends will be forthcoming in the future with respect to those policy periods.

Interest expense decreased by $25,433 to $284,373 for the quarter ended December 31, 1996 from $309,806 for the comparable quarter of the prior year. This decrease is the result of lower debt levels. Interest expense decreased by $83,661 to $789,885 for the nine months ended December 31, 1996 from $873,546 for the nine months ended December 31, 1996. This decrease is also due to lower debt levels, as well as the reversal of previously accrued interest expense of $64,000 in connection with the Company's settlement agreement with ISS in October, 1996, under which all pending issues between the two companies, including interest on the note payable to ISS, were settled (See Note 5 to "Notes to Condensed Financial Statements").

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Interest income increased by $22,257 to $68,055 for the quarter ended December 31, 1996 and by $83,304 to $196,927 for the nine months ended December 31, 1996 resulting from increased finance charges earned as part of the Company's non-employer of record service agreement program.

Loss on equipment dispositions primarily represents older vehicles sold or retired, as well as vehicles sold in connection with the disposition of the Company's Miami operations.

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

This agreement was amended as of January 30, 1997 to provide for a two year renewal to February 23, 1999 as well as other changes in terms and conditions. Under this agreement, borrowings may be made in an amount up to 85% (previously 82.5%) of eligible accounts receivable, but in no event more than $10,000,000. The amendment also provides for a term loan in the amount of $500,000 to be repaid in equal monthly installments over five years. The Company will use those funds for working capital purposes. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% (previously 2% on the revolving loan) in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets.

As of December 31, 1996, the Company had borrowed $6,516,619 or approximately 55.4% of its billed accounts receivable (after allowance for bad debts, but before accrued and unbilled receivables) and virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan arrangement. Generally, the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

The Company entered into a subordinated loan arrangement on February 24, 1995, with Deltec Development Corporation (Deltec) pursuant to which the Company borrowed $1,500,000, the proceeds of which were used primarily to acquire the assets of United Security Group Inc. (United). The subordinated loan has a term of four years, calls for quarterly principal and interest payments and bears interest at fourteen percent (14%) per annum. It is collateralized, on a subordinated basis, by all the Company's assets, properties and other revenue. The balance due Deltec at December 31, 1996 was $843,750.

In October, 1996, the Company reached an agreement with ISS to settle all pending issues in connection with its October, 1993 acquisition of certain security guard assets. Under the terms of the agreement, the purchase price of the assets has been adjusted and the amount owed by the Company to ISS has been reduced from $1,000,000 to $500,000, $100,000 of which was paid at the time of the agreement. The remaining $400,000 was due on or before January 31, 1997. ISS has agreed to release the stock of William C. Vassell, the Company's Chairman of the Board, which it held as collateral in exchange for 238,000 newly issued shares of the Company's stock. The stock will be held in escrow and is subject to adjustment based on market value until the remaining balance is paid in full. The balance was paid in full on February 3, 1997 at a meeting of the parties which was delayed from January 31, 1997 at the request of ISS.

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Working capital at December 31, 1996 increased by $1,046,166 to $1,265,134 from $218,968 at March 31, 1996. The major factors contributing to this increase were the settlement with ISS ($500,000) and the workers' compensation insurance rebate ($598,139). Working capital should further improve in the fourth quarter due to the $500,000 term loan provided for by the amended loan agreement with CIT which will decrease current liabilities $400,000.

As of December 31, 1996 the Company had a book overdraft of $1,257,238. The term loan of $500,000 and other increases in borrowing availability provided for under the amended agreement with CIT, receipt of the insurance rebate of $598,139, collection of older accounts receivable and cash generated from operations for the last fiscal quarter are expected to exceed cash requirements for regularly scheduled debt service and allow for significant reductions in the cash overdraft.

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein.

The Company has no present material commitments for capital expenditures.

In addition to the retirement of 238,000 shares of its common stock in connection with the settlement with ISS, another 152,774 shares are also to be retired by the end of the fourth quarter as a result of the satisfaction by the Company of a contract claim by a former employee. The cumulative effect of the retirement of these shares will be to reduce the number of outstanding shares by approximately 5%.

PART II. Other Information

Item 1. Legal Proceedings

     Reference is made to footnote 5 to the condensed financial statements presented herein.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company conducted its annual meeting of shareholders on November 18, 1996.

     The following four directors were re-elected to hold office until the annual meeting of shareholders in 1998: H. Richard Dickinson, Peter T. Kikis, Steven B. Sands, and Lloyd H. Saunders.

     A motion to ratify the selection of D'Arcangelo & Co., LLP, to serve as auditors for the fiscal year ending March 31, 1997 was passed. The number of affirmative votes and the number of negative votes cast with respect to this matter is 3,894,440 and 16,614, respectively. 13,573 votes abstained.


Item 6. Exhibits and Reports on Form 8-K

        (1)  Exhibits

             (a) Press release dated February 13, 1997.

        (2)  Reports on Form 8-K

During the quarter, the Company filed two forms 8-K, dated November 10, 1996, and November 18, 1996, respectively, both reporting certain press releases.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  COMMAND SECURITY CORPORATION




Date:                            By: /s/ William C. Vassell
                                    --------------------------------------------
                                     William C. Vassell, Chairman of the Board




                                 By: /s/ H. Richard Dickinson
                                    --------------------------------------------
                                     H. Richard Dickinson
                                        (Principal Financial Officer)