Form 10-K
period 1997-03-31
COMMAND SECURITY CORP
filed 1997-07-01
CIK 864509

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ______

                         Commission File Number 0-18684

                          COMMAND SECURITY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                        14-1626307
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

Lexington Park, Lagrangeville, New York                      12540
--------------------------------------------------------------------------------
(Address of Principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (914) 454-3703

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      As of June 18, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price $1.406 on that date, was approximately $6,511,989.

      As of June 18, 1997, the registrant had issued and outstanding 6,783,932 shares of common stock, which does not include 47,000 shares to be issued pursuant to a contractual obligation.

                                     PART I

                                ITEM 1. BUSINESS

      Command Security Corporation ("Company") is a corporation formed under the laws of the State of New York on May 9, 1980. It principally provides uniformed security services from its fifteen operating offices in New York, New Jersey, Illinois, California, Pennsylvania and Connecticut to commercial, financial, industrial, aviation and governmental clients in the United States. Security services include providing uniformed guards for access control, theft prevention, surveillance, vehicular and foot patrol and crowd control. The Company employs a total of approximately 3,600 hourly guards, including those employed under security service agreements with other security guard companies for which the Company administers billing, collection and payroll ("service company clients") and approximately 63 other employees indirectly attributable to guard services including supervisors and dispatchers. The Company also employs approximately 71 administrative employees, including the executive staff.

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

      In connection with these service agreements, the Company may provide to its service company clients financial accommodations, typically in the form of loans. The loans are secured by accounts receivable, customer lists, contracts and all other assets of the independent firm and are personally guaranteed by the owner(s) of the service company.

Operations

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

Employee Recruitment and Training

      The Company believes that the quality of its guards is essential to its ability to offer effective and reliable service, and it believes diligence in their selection and training produces the level of performance required to maintain customer satisfaction and internal growth.

      All selected applicants for Company guard positions undergo a detailed pre-employment interview and a background investigation covering such areas as employment, education, military service, medical history and, subject to applicable state laws, criminal record. In certain cases the Company employs psychological testing and, where permitted, uses pre-employment polygraph examinations. Personnel are selected based upon physical fitness, maturity, experience, personality, stability and reliability. Medical examinations and substance abuse testing may also be performed. Prerequisites for all Company guards include a good command of the English language and the ability to communicate well and write a comprehensive and complete report. Preference is given to applicants with previous experience, either as a military or a civilian security-police officer.

      The Company trains accepted applicants in three phases: Pre-assignment; On-the-job; and Refresher. The Company's training programs utilize current curricula and audio-visual materials. Pre-assignment training explains the duties and powers of a security guard, report preparation, emergency procedures, general orders, regulations, grounds for discharge, uniforms, personal appearance and basic post responsibilities. On-the-job assignment training covers specific duties as required by the post and job orders. Ongoing refresher training is given on a periodic basis as determined by the local area supervisor and manager.

      Command treats all employees and applicants for employment without unlawful discrimination as to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation in all employment-related decisions.

Significant Customers

      No customer of the Company accounted for more than 10% of its gross revenue in the fiscal year ended March 31, 1997.

Competition

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

      New York State's Security Guard Act of 1992 ("Security Guard Act"), previously known as the "Mega Bill", has been implemented in stages since December 26, 1993. The purpose of the Security Guard Act is to regulate the security guard industry by insuring proper screening, hiring and training of security guards through the implementation of minimum recruitment and training standards. This legislation affects all in-house (or proprietary) guard forces as well as security guard companies such as the Company. Legislation has also been introduced at the federal level which would be expected to require regulations similar to those imposed under the Security Guard Act. The New York regulation has created, and the federal regulation is expected to create, increased marketing opportunities for the Company's guard business since compliance with increased training requirements by in-house security forces results in disproportionately large cost increases for them compared to the Company. Compliance with the Security Guard Act has not, and with respect to the proposed federal legislation is not expected to materially increase the cost of the Company's operations. The Committee of National Security Companies supports the federal legislation and management believes the prospects for its eventual passage are good.

Employees

      The Company currently employs approximately 3,600 hourly workers performing guard services and approximately 63 other employees indirectly attributable to guard services including supervisors and dispatchers. The Company also employs approximately 71 executive, sales, administrative or clerical staff, most of whom are salaried.

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

      Approximately 74% of the Company's employees hired for guard service customers do not belong to a labor union. The Company's New York City employees, who represent approximately 26% of the Company's employees for guard service customers, work under collective bargaining agreements with the following unions: Local 32B-32J, Service Employees International Union; Allied International; and Special & Superior

Officers Benevolent Association. Most of the Company's New York City and Chicago competitors also are unionized. The Company has experienced no work stoppages attributable to labor disputes. The Company believes that its relations with its employees are satisfactory. Guards and other personnel supplied by the Company to its customers are employees of the Company, even though they may be stationed regularly at the customer's premises.

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

                               ITEM 2. PROPERTIES

      As of March 31, 1997, the Company owned and used in connection with its business approximately 67 vehicles. The Company also owns three vehicles used in connection with the business of one of its service company clients.

      As of March 31, 1997, the Company did not own any real property. It occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, of approximately 4,760 square feet with a base annual rental of $71,400 under a five-year lease expiring November 1, 2000. The Company also occupies the following offices:

                                                       Square        Base Annual
Location                               When Opened     Footage       Rent
--------                               -----------     -------       -----------

The Poughkeepsie Plaza Mall
Poughkeepsie, NY                            9/1/83         920       $12,000

17 Lewis Street
Hartford, CT                                5/1/92       1,075       $13,320

331 Park Avenue South
10th Floor
New York, NY                               11/1/91       3,400       $60,300

331 Park Avenue South                       2/1/93       3,400       $60,300
11th Floor
New York, NY

300 Hamilton Avenue
White Plains, NY                           8/15/96         960       $13,920

505 Main Street
Suite #2
Williamsville, NY                           5/1/93         680       $ 5,400

9415 S. Western Avenue                     9/10/95       1,444       $20,820
Chicago, IL

5801 E. Slauson Avenue                     11/9/94       1,689       $28,375
Suite G-160
Commerce, CA

One Corporate Drive                         2/1/93       1,712       $34,634
Suite 218
Shelton, CT

96A Allen Boulevard                         1/1/94         950       $10,381
East Farmingdale, NY

386 Park Avenue South                       9/1/95       4,000       $70,000
New York, NY

1185 Morris Avenue                          1/1/96       1,983       $20,340
Suite 301A
Union, NJ

Cargo Building 78                          6/10/93       1,642       $43,205
JFK International Airport
Jamaica, NY

Los Angeles International                  8/15/96         647       $17,236
  Airport
Los Angeles, CA

1237 Central Avenue #210                  10/19/93         400       $ 4,800
Albany, NY

2144 Doubleday Avenue                       4/1/93         800       $12,420
Ballston Spa, NY

2777 Summer Street                         3/13/95        1515       $30,300
Stamford, CT

224 Datura Street                          9/17/96         250       $ 4,134
West Palm Beach, FL

124 Chestnut Street, Suite 5              11/25/96         500       $ 4,260
Philadelphia, PA

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

      In August, 1992, the Company commenced an action in the State of New York Supreme Court, County of Dutchess, against Guard Services of America, Inc. ("GSA"), a former service company client for non-payment of obligations owed by the service company client to the Company. The Company seeks $965,000 in damages. At approximately the same time, GSA initiated suit in the Potter County District Court, Texas, for non-performance of the Company in connection with the terms of the service agreement seeking compensatory damages in an unspecified amount. In April 1997 the Company and the former service company client entered into a settlement where all claims against the Company were resolved without payment of any money by the Company. The Company has retained the services of local counsel in Texas to continue the Company's claims against GSA's related entities and guarantors for the amount in dispute, approximately $495,000. The Company has established reserves for the full amount due to the Company in connection with GSA. (See Note 14 to "Notes to Financial Statements").

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                               STOCKHOLDER MATTERS

      Since July 10, 1995 the Company's common stock has been traded on the over-the-counter NASDAQ SmallCap market. For several years prior to that time the Company's common stock was traded on the NASDAQ National Market.

      The following table sets forth, for the calendar periods indicated, the high and low bid quotations or last sales price for the Common Stock as reported by the NASDAQ Stock Market, Inc. for each full quarterly period within the two most recent fiscal Years.

                Period(1)                       Last Sales Price
                ---------                       ----------------

                                                High         Low
                                                ----         ---
                 1996
                 ----
             First Quarter                      2           .750
             Second Quarter                     1.437       .875
             Third Quarter                      1.281       .718
             Fourth Quarter                     1.437       .875

                 1997
                 ----
             First Quarter                      1.625      1.125
             Second Quarter                     2.156      1.250
             Third Quarter                      2          1.125
             Fourth Quarter                     2.844      1.125

      (1) Reflects fiscal years ended March 31 of the year indicated.

      The above quotations do not include retail mark-ups, mark-downs or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

      As of June 18, 1997 there were approximately 302 holders of record of the Company's common stock. Management believes there are in excess of 1,000 beneficial holders of the Company's common stock.

      The last sales price of the Company's common stock on June 18, 1997, was $1.406.

      The Company has never paid cash dividends on its common stock. Payment of dividends, if any, will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At present, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance, in part, the development of its business.

                          COMMAND SECURITY CORPORATION

                         ITEM 6. SELECTED FINANCIAL DATA

The financial data included in this table have been derived from the financial statements as of and for the years ended March 31, 1997, 1996, 1995, 1994 and 1993, which have been audited by independent certified public accountants. The information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with the financial statements and related notes included in the Report.
See Note 22, "Acquisitions", for factors affecting the comparability of the financial data.

                          Statement of Operations Data

                              Years Ended March 31,

                                                                  1997         1996          1995           1994           1993
                                                                  ----         ----          ----           ----           ----
Revenue (excluding service company revenue)                    $49,237,418  $54,995,444  $ 39,595,272   $ 25,393,933   $  9,760,092
Gross profit                                                   $ 8,443,578  $ 8,496,499  $  4,527,365   $  2,914,928   $  1,939,632
Service contract revenue                                       $ 1,471,313  $ 1,519,803  $  1,291,943   $  1,022,684   $  1,527,670
Operating profit/(loss)                                        $ 1,267,805  $ 1,250,713  $ (2,412,603)  $ (2,227,936)  $   (311,477)
Net income/(loss)                                              $   450,030  $   511,650  $ (2,983,823)  $ (2,727,102)  $   (315,469)
Income/(loss) per common share - primary                       $       .05  $       .06  $       (.70)  $       (.96)  $       (.15)
Weighted average number of common shares outstanding - primary   6,955,548    6,663,986     4,274,657      2,827,297      2,053,075

                       Balance Sheet Data as of March 31,

                                                                  1997         1996          1995           1994           1993
                                                                  ----         ----          ----           ----           ----
Working capital/(deficiency)                                   $ 1,413,212  $   218,968  $   (531,602)  $   (772,143)  $  1,063,648
Total assets                                                   $23,188,576  $22,384,414  $ 20,267,099   $ 17,733,634   $ 11,909,890
Short-term debt(1)                                             $ 8,817,997  $ 8,506,911  $  6,095,183   $  6,936,086   $  3,940,092
Long-term debt(2)                                              $ 1,284,423  $ 1,194,505  $  1,229,773   $  1,106,221   $        -0-
Redeemable convertible preferred stock                         $ 1,743,555  $ 1,614,525  $  1,495,065   $        -0-   $        -0-
Stockholders' equity                                           $ 5,731,180  $ 5,189,226  $  4,993,859   $  5,135,744   $  4,182,472

----------
       (1) The Company's short-term debt includes the current maturities of long-term debt, obligations under capital leases, and short-term borrowings. See Notes 6 and 9 of "Notes to Financial Statements."

       (2) The Company's long-term debt includes the long-term portion of obligations under capital leases.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements.

Results of Operations

      For the fiscal year ended March 31, 1997, the Company's operations resulted in a net profit of $321,000 after a net income tax benefit of $140,360. In addition, as of that date, the Company had positive working capital of $1,413,000.

      The Company plans to grow through internal sales expansion, through acquisitions and by selling its Service Agreements. The Company intends to finance this growth through new lines of credit and/or private placement or public issue of stock. Management will continue to seek cost reductions in its direct labor, payroll tax rates and insurance expense, as well as, administrative savings where appropriate.

Fiscal Year ended March 31, 1997 Compared with March 31, 1996

      During the fiscal year ended March 31, 1997, revenue decreased by $5,758,026 to $49,237,418 from $54,995,444 for the fiscal year ended March 31,
1996. Of this decrease, approximately $967,000 represents revenue lost as a result of the sale of the Company's Boston operation (sold October, 1995) and Miami operation (sold December, 1996). Approximately $1,200,000 of the decrease is due to the loss of an aviation client on October 1, 1995, $2,400,000 resulted from low-margin contracts that were not renewed during the year and $2,900,000 due to other contract cancellations net of new contract starts. This was partially offset by approximately $1,700,000 of revenue generated by acquisitions closed throughout the fiscal year ended March 31, 1997.

      Gross profit as a percentage of revenue decreased by $52,921 to $8,443,578 or 17.1% of revenue for the fiscal year ended March 31, 1997, compared to $8,496,499 or 15.4% of revenue for the prior fiscal year. Gross profit decreased by approximately $900,000 as a result of lower revenue. This decrease was offset by cost savings in the areas of insurance expense ($895,000), union benefits ($222,000), and payroll taxes ($155,000).

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

      Service contract revenue decreased by $48,490 to $1,471,313 for the fiscal year ended March 31, 1997 from $1,519,803 for the fiscal year ended March 31, 1996. $216,451 of this decrease is attributable to lower fees earned from existing contracts due to contract terminations offset by higher fees earned from the Company's non-employer of record program of $167,961. The Company purchased the customer lists from two service companies in October, 1996 and in March, 1996, and converted one service company from an "employer of record" to a "non-employer of record" arrangement.

      General administrative expenses decreased by $1,021,485 to $7,114,478 in fiscal year 1997 from $8,135,963 in fiscal 1996. The major areas of decrease are administrative salaries and related payroll taxes ($643,000), rents and utilities ($106,000), insurance ($140,000), professional fees ($96,000), and bank fees ($75,000). These decreases were offset by increases in various other expenses categories of $40,000.

      Amortization of intangibles increased by $570,371 to $1,773,599 for fiscal year 1997 compared to $1,203,228 for the fiscal year 1996. Of the total increase $393,600 is the result of management's re-evaluation, during the quarter ended June 30, 1996, of the useful lives of the customer lists acquired from ISS in October, 1993. Based on the contract retention since the acquisition, the Company has reduced the useful life from 15 years to 5 years. The remaining increase is due to the amortization of new customer lists purchased and a non-compete covenant.

      The provision for doubtful accounts increased by $93,852 to $447,159 for the fiscal year ended March 31, 1997 compared to $353,307 for fiscal year 1996. This increase in the provision is management's estimates of accounts that may be uncollectible, based on continuous monitoring of accounts outstanding in excess of 60 days. It is not known if bad debts will increase in future periods nor is the increase necessarily indicative of a trend.

      Bad debt recoveries decreased by $130,907 to $90,011 for the fiscal year ended March 31, 1997 compared to $220,918 for fiscal year 1996. The amount reported for fiscal year 1997 represents funds collected on an old receivable from a former client that had been previously written off. Of the amount reported for fiscal year 1996, $200,000 represented the amount collected, in excess of book value, from Polygram Diversified Ventures, Inc. and Woodstock Ventures, Inc., on the WOODSTOCK `94 receivable.

      Insurance rebates received by the Company for fiscal years ended March 31, 1997 and 1996 of $598,139 and $742,305 represent dividends received from the Company's former worker's compensation insurance carrier for a multi-state program that was in effect for the three years ended September 30, 1995. The net premium paid by the Company was based on ultimate losses pursuant to a predetermined calculation with rebates of excess premiums refundable to the Company in the form of dividends at the discretion of the insurance carrier. Those excess premiums have now been paid to the Company in full. The policy for the current policy year is also loss sensitive but provides for a contractual obligation on the part of the insurance carrier to refund premium deposits paid, in excess of actual losses and costs as finally determined. As such, the Company has calculated its insurance expense for the last six months of the fiscal year ended March 31, 1996 and for the entire fiscal year ended March 31, 1997 on the basis of estimated losses plus certain minimum premium amounts. Therefore, although the Company anticipates that it will receive future cash rebates of premiums for the policy years ended September 30, 1996 and 1997, those rebates will only be reflected on the Statements of Operations in future periods to the extent that actual losses differ from estimated losses.

      Interest expense decreased by $116,927 to $1,065,852 for the fiscal year ended March 31, 1997 compared to $1,182,779 for the prior fiscal year. This decrease is due to lower debt levels, as well as the elimination of interest accruals in connection with the Company's settlement agreement with ISS International Service System, Inc. (ISS) in October, 1996, under which all pending issues between the two companies, including interest on the note payable to ISS, were settled (See Note 9 to "Notes to Financial Statements").

      Interest income increased by $10,322 to $179,599 for the fiscal year ended March 31, 1997 compared to $169,277 for the prior fiscal year.

      Equipment dispositions primarily represent older cars sold or taken out of service

Fiscal Year ended March 31, 1996 Compared with March 31, 1995

      During the fiscal year ended March 31, 1996, revenue increased by $15.4 million or 39.0% over the fiscal year ended March 31, 1995. Revenue increased by approximately $24.4 million as a result of the acquisition of United Security Group Inc. on February 24, 1995 and other, smaller acquisitions closed during fiscal year 1996. This increase was offset by $5.9 million resulting from contract cancellations net of new contract starts, $0.4 million resulting from the sale of the Company's Boston operation and $2.7 million attributable to the special event security provided for WOODSTOCK `94 which was reported in the prior year and did not recur in the fiscal year ended March 31, 1996.

      Gross profit as a percentage of revenue increased to 15.4% in fiscal 1996 from 11.4% in fiscal 1995. This increase was primarily attributable to lower direct labor costs, as well as lower costs for union benefits. Offsetting this increase was the high margin special event security provided for WOODSTOCK `94 that did not recur in the fiscal year ended March 31, 1996.

      Service Contract Revenue increased by $227,860 to $1,519,803 in fiscal 1996 compared to $1,291,943 in fiscal 1995. $275,034 of this increase was attributable to the Company's non-employer of record program, new in fiscal year 1996. Fees also increased by another $229,221 due to higher volume generated by existing Service Agreements, offset by the loss during the third quarter of fiscal year 1995 of a contract with one service company client , revenue from which amounted to $276,395 in fiscal 1995.

      General administrative expenses increased by $2,248,057 to $8,135,963 in fiscal year 1996 from $5,887,906 in fiscal year 1995. The major areas of increase were the ongoing general and administrative costs of $1,649,135 resulting from the addition of the United operations; depreciation of $53,598; bank service fees of $202,224; and administrative salary expense of $158,263.

      Amortization expense increased by $540,443 to $1,203,228 in fiscal year 1996 compared to $662,785 in fiscal year 1995. This increase is primarily attributable to the ISS and United customer list acquisitions in October 1994 and February 1996, respectively.

      The provision for doubtful accounts decreased by $1,424,153 from $1,777,460 to $353,307. This decrease was primarily due to provisions established during fiscal year 1995 for the collection of WOODSTOCK `94 receivable of $639,530, as well as for various service accounts and notes receivable. During fiscal year 1996, the Company reported bad debt recoveries of $220,918 compared with $111,107 for the prior fiscal year. This caption represents the amounts collected on accounts receivable in excess of the value carried on the Company's books net of established provisions for doubtful accounts. Of the amount reported for fiscal year 1996, $200,000 represents the amount collected, in excess of book value, from Polygram Diversified Ventures, Inc. and Woodstock Ventures, Inc., on the WOODSTOCK `94 receivable.

      Insurance rebates received by the Company for fiscal years ended March 31, 1996 and 1995 of $742,305 and $150,238 represent dividends received from the Company's former worker's compensation insurance carrier for a multi-state program that was in effect for the three years ended September 30, 1995. The net premium paid by the Company was based on ultimate losses pursuant to a predetermined calculation with rebates of excess premiums refundable to the Company in the form of dividends at the discretion of the insurance carrier. The policy for the current policy year is also loss sensitive but provides for a contractual obligation on the part of the insurance carrier to refund premium deposits paid, in excess of actual losses and costs as finally determined. As such, the Company has calculated its insurance expense for the last six months of the fiscal year ended March 31, 1996 and forward on the basis of estimated losses plus certain minimum premium amounts. Therefore, although the Company anticipates that it will receive future cash rebates of premiums for the policy year ended September 30, 1996, those rebates will only be reflected on the Statements of Operations in future periods to the extent that actual losses differ from estimated losses.

      The loss on value of intangible assets represented a write down of an acquired customer list for the value of the customers lost (See Note 4 to "Notes to Financial Statements").

      Net interest increased by $389,911 to $1,013,502 in fiscal 1996 from $623,591 in fiscal 1995. This increase was attributable to the interest required to service the increased debt resulting from the acquisition of United and higher working capital requirements.

      Equipment dispositions primarily represented older cars sold or taken out of service.

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

      This agreement was amended as of January 30, 1997 to provide for a two year renewal to February 23, 1999 as well as other changes in terms and conditions. Under this agreement, borrowings may be made in an amount up to 85% (previously 82.5%) of eligible accounts receivable, but in no event more than $10,000,000. The amendment also provides for a term loan in the amount of $500,000 to be repaid in equal monthly installments over five years. The Company uses those funds for working capital purposes. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% (previously 2% on the revolving loan) in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets.

      At March 31, 1997, the Company had borrowed $7,150,836 or approximately 69% of its billed accounts receivable (after allowance for bad debts, but before accrued and unbilled receivables) and virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan arrangement

      Generally the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

      In February, 1995 the Company entered into a subordinated loan arrangement with Deltec Development Corporation (Deltec) pursuant to which the Company borrowed $1.5 million, the proceeds of which were used primarily to acquire the assets of United. The subordinated loan has a term of four years, calls for quarterly principal and interest payments and bears interest at fourteen percent (14%) per annum. It is collateralized, on a subordinated basis, by all of the Company's assets, properties and other revenue.

      Other short-term borrowings of $612,742 as of March 31, 1997, consisted of insurance premium financing of $403,167 with the remainder primarily consisting of service accounts acquisitions indebtedness.

      Long term debt as of March 31, 1997 was $2,172,606 (including current Maturities) and consisted of $750,000 due to Deltec Development Corporation; $126,018 (net of imputed interest of $2,769) due to 32B-J Pension, Health and Annuity Fund with which the Company reached agreement, in January, 1996 (See
Note 9 to "Notes to Financial Statements"); $88,911 due to NSC Shareholder Trust
(NSC) relative to a settlement in June, 1996 in connection with a put offer given for common stock issued in consideration for the purchase of customer lists; $135,000 due to Gordon Robinett, a Director and former Treasurer of the Company, issued in consideration of a covenant; $81,246 due to Capital Resource Company assumed in connection with the purchase of certain guard service accounts from a former service company in March, 1996;

and, $491,667 due to CIT Group/Credit Finance; with the remainder of $499,764 representing various auto and other installment loans.

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

      On October 27, 1993, the Company completed a private placement of 1.6 million units at $2.50 per unit. Each unit consists of one share of common stock and one warrant for one-half share exercisable at $3.50 per full share. The private placement raised $4,000,000 of which $2,250,000 was used along with a $1,000,000 bank term loan and promissory notes to the seller for $750,000 and $1,000,000 due October 27, 1994 and October 27, 1995, respectively, to close the acquisition of the security guard business of ISS. Expenses in connection with the private placement were approximately $677,000. Expenses relating to the acquisition were approximately $146,000. The remainder of $927,000 was used for working capital purposes. The Company and ISS have agreed to a reduction of $1,250,000 in the purchase price of the ISS acquisition for accounts lost during the guarantee period and other offsets.

      The Private Placement Memorandum issued by the Company in connection with both the 1993 and 1995 Private Placements contained financial information which has since been restated. It is possible that under federal and/or state securities laws, the purchasers of Units pursuant to the 1993 offering and the purchasers of shares in connection with the offerings that consummated in February, 1995, may allege claims arising out of, among other things, the restatements. (See Note 14 to "Notes to Financial Statements"). Management believes that the probability of claims and a resultant negative impact on the Company's financial condition is diminishing with time.

      Accounts receivable, net of allowance for doubtful accounts, from guard service customers decreased by approximately $450,000 primarily as a result of lower revenue. Net accounts receivable from service contract customers increased by approximately $900,000 primarily due to new business generated by existing service agreement clients This net increase was financed primarily by borrowings on the line of credit. Accounts payable and accrued expenses decreased by approximately $420,000 due to generally lower levels of expense.

      The Company had positive working capital as of March 31, 1997 of $1,431,000 as compared to $219,000 as of March 31, 1996. This improvement during the fiscal year 1997 was primarily due to earnings, as well as, the favorable settlement with ISS and the term loan of $500,000 granted by the Company's senior lender.

      The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein.

      The Company has no present material commitments for capital expenditures.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See ITEM 14, "EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K."

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On February 5, 1996, at the direction of its Board of Directors, the Company advised Coopers & Lybrand L.L.P. ("Coopers") that due to cost containment efforts, its engagement of Coopers as its independent public accountants would be terminated. The Board also determined to engage D'Arcangelo & Co. L.L.P. ("D'Arcangelo"), as its new independent public accountants, effective as of February 8, 1996.

      The following information concerns prior opinions and disagreements with the Company's former accountants during 1994 and 1995.

      Cooper's report on the financial statements for the fiscal years ended March 31, 1994 and March 31, 1995 contained an opinion modified to disclose substantial doubt about the Company's continuation as a going concern. Coopers' report on the financial statements for the year ended March 31, 1994 also contained a modification to disclose the restatement of the Company's March 31, 1992 and March 31, 1993 year-end financial statements. The restatements were made in connection with the application of an accounting principle related to the method of recognizing gain on sales of the Company's customer lists and advances to service companies in exchange for notes. Previously, the Company recognized gain associated with the sale of a customer list at the date the transaction was consummated if certain conditions, such as the adequacy of collateral and a reasonable expectation of performance, were met. Advances to service companies were recorded as a current or long-term asset, depending on the term of the note. Upon reconsideration, the Company determined that, absent an adequate down payment at closing, such gain should be recognized only when cash collections are received. Advances to customer list purchasers are charged to operations and recognized only upon recovery.

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

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company's by-laws provide for a two-class Board of Directors. The first class consists of directors Steven B. Sands, Peter T. Kikis, Lloyd H. Saunders, III and H. Richard Dickinson. The second class consists of William C. Vassell, Gordon Robinett, Peter J. Nekos and Gregory J. Miller. The terms of the directors in the first class will expire at the annual meeting of shareholders in 1998 or until their successors have been elected and qualified. The terms of the directors in the second class will expire at the annual meeting of shareholders in 1997 or until their successors are elected and qualified. Each director's term is for two years. A classified board makes it more difficult for shareholders to change the majority of directors. Depending on the number of people in each class it could take two (2) annual meetings to replace a majority of the Board. This provision is applicable to every election of directors after the initial classification.

      Each member of the Board entered into a Shareholder Voting Agreement on March 8, 1995, which was finally revised on March 24, 1995, and thereafter amended on June 2, 1995. It provides that each person then on the Board will (i) vote all shares beneficially owned by him (his "Shares") for the election to directorships of each of the other members of the Board, (ii) refrain from voting any of his Shares for any action that would result in the increase or decrease of the number of positions on the Board or for the removal, without cause, of any member of the Board, and (iii) in the event of death, resignation or removal of any director, vote all of his Shares in favor of the election of the person designated as replacement in accordance with the Shareholders Voting Agreement.

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

      The following table provides information concerning each person who was an executive officer or director of the Company as of June 18, 1997.

Name                         Age              Title
----                         ---              -----

William C. Vassell           39       Chairman of the Board

Gordon Robinett              61       Vice Chairman of the Board

H. Richard Dickinson         50       Executive Vice President, Chief Financial
                                      Officer and Director

Gregory J. Miller            39       Director

Peter J. Nekos               69       Director

Peter T. Kikis               74       Director

Steven B. Sands              38       Director

Lloyd H. Saunders, III       43       Director

Eugene U. McDonald           47       Sr. Vice President--Operations

Debra M. Miller              42       Secretary

      William C. Vassell had been Chairman of the Board, President and Chief Executive Officer of the Company since 1983, when the Company repurchased the remaining 50% of its then-outstanding common stock (he became a 50% owner of the Company in 1980). In connection with the acquisition of United, Mr. Vassell resigned as President and Chief Executive Officer on February 24, 1995, and retained his position as Chairman of the Board. He has been a director of the Company since 1980, and has been a member of the Executive Committee since March 1995. Mr. Vassell is active in various industry and trade associations. He twice was Chairman of the Mid-Hudson Chapter of the American Society for Industrial Security (the nationally recognized security association), and he is a Certified Protection Professional within the Society. He is also a director of the Associated Licensed Detectives of New York State and a member of the Committee of National Security Companies.

      Gordon Robinett was appointed Vice Chairman of the Board of Directors on February 24, 1995. He was Treasurer of the Company from May, 1990 through July, 1996 and has been a director since 1990.

      H. Richard Dickinson was appointed Executive Vice President and Chief Financial Officer of the Company on February 25, 1995, in connection with the acquisition of United. Before joining the Company, Mr. Dickinson had been the Vice President and Chief Financial Officer of United Security Group Inc. since 1989 and a director of United since 1993. Mr. Dickinson has 19 years of security industry experience. From 1978 to 1982 he was employed by Burns International Security Services, initially as Director of Corporate Taxation and thereafter as Vice President and Treasurer, where his responsibilities included corporate accounting and SEC reporting. In 1982, when Borg Warner acquired Burns,

Mr. Dickinson remained at Burns until 1984 when he became Assistant Treasurer and then assumed the role of Treasurer of the Protective Services Group. Mr. Dickinson was named to the Board as of May 4, 1995 and has been a member of the Executive Committee since that date.

      Peter T. Kikis became a director of the Company on February 24, 1995 in connection with the acquisition of United. He has also served as Chairman of the Company's Executive Committee of the Board of Directors since March, 1995. He is a director of Deltec International S.A., the parent of Deltec Development Corporation, the subordinated debt lender to the Company. Since 1950, Mr. Kikis has been the President and a principal in Spencer Management Company, a real estate development and management company in New York, New York. From 1972 to 1992, Mr. Kikis was Chairman of the Board of Directors and a principal of McRoberts Protective Agency, a New York based provider of security guard services.

      Gregory James Miller has been a director of the Company since September 1992. Since 1987 he has served as General Counsel for Goldline Connectors, Inc., a Connecticut-based electronics manufacturer, and sits on its board of directors. Mr. Miller also serves "of counsel" to Benenson & Kates, in New York, handling labor law and contract negotiations for security guard clients, and has handled various legal matters for the Company since 1985. Mr. Miller is currently employed by Goldline Connectors, Inc. He has a Bachelors Degree from Kalamazoo College, and a Juris Doctor degree from New York Law School, where he was an Editor of the Journal of Human Rights. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

      Peter J. Nekos has been a director of the Company since March 1991. Mr. Nekos is a certified public accountant and, since July 1986, he has operated his own accounting firm in Mamaroneck, New York, from July 1984 to June 1986 he was a partner of Nekos & Kilduff, an accounting firm located in New Rochelle, New York.

      Steven B. Sands was placed on the Board on April 13, 1994, in accordance with the provisions an agreement with Sands Brothers executed in connection with the Company's 1993 Private Placement. Mr. Sands is Chairman of the Sands Brothers & Co., Ltd., a Delaware corporation, registered as a broker-dealer. Mr. Sands also has interests in certain entities which own the Company's stock. Mr. Sands is also currently on the board of directors of the following publicly-traded companies: The Village Green Bookstore, Inc.; Semi-Conductor Packaging Materials, Inc.; and Digital Solutions, Inc.

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

      Based solely on a review of Forms 3, 4 and 5 and any amendments thereto, and written representations to the Company with respect to the fiscal year ended March 31, 1997, the Company is not aware of any person who, at any time during the fiscal year ended March 31, 1997, was a director, officer or beneficial owner of more than ten percent (10%) of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 1997. The following event was reported late: Mr. Vassell's wife sold 10,000 shares of common stock in February 1997.

                         ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth for the fiscal year ended March 31, 1997, all plan and non-plan compensation paid to, earned by, or awarded to William C. Vassell, Chairman of the Board, H. Richard Dickinson, Executive Vice President and Chief Financial Officer, Gordon Robinett, Vice Chairman of the Board and Former Treasurer and Eugene U. McDonald, Senior Vice President -- Operations. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for the fiscal year ended March 31, 1996, and, therefore, compensation for such other executive officers is not disclosed.

                   (Balance of Page Intentionally Left Blank)

                           SUMMARY COMPENSATION TABLE

                        FOR THE FISCAL YEAR ENDED 3/31/97

               Annual Compensation                                                        Long-Term Compensation
                                                                 Other Annual             Shares Underlying
Name and Principal         Fiscal Year Ended                     Salary                   Warrants                Shares Underlying
Position                   March 31             Annual Salary    Compensation    Bonus    Granted                 Repriced Warrants
--------                   --------             -------------    ------------    -----    -------                 -----------------
William C. Vassell(1)
Chairman of the Board
                           1995                 $152,885             (2)         0        0                       0
                           1996                 $150,000             (2)         0        0                       0
                           1997                 $150,000             (2)         0        0                       0

H. Richard Dickinson       1996                 131,593              (2)         0        0                       0
Chief Financial Officer    1997                 130,000              (2)         0        35,000                  0
Executive Vice President

Gordon Robinett
Vice Chairman              1995                 $101,923              (2)        0        0                       0
of the Board and Former    1996                 $100,000              (2)        0        0                       0
Treasurer                  1997                 $37,692               (2)        0        0                       227,500 (3)


Eugene U. McDonald
Senior Vice President -    1995                 $ 78,172              (2)        0        0                       0
Operations                 1996                 $ 88,461              (2)        $15,000  0                       0
                           1997                 $105,270              (2)        $10,000  0                       0

(1) As of March 31, 1995, Mr. Vassell held a total of 961,950 shares and warrants for 525,000 shares of the Company's common stock. He resigned as President and Chief Executive Officer on February 24, 1995.
(2) All perquisites and other personal benefits, securities or property do not exceed 10% of the total annual salary and bonus of the executive officer.
(3) Includes repricing of the: 107,500 shares issued on January 19, 1991, with exercise price at market value of $5.00, reduced to market value of $3.25 as of August 16, 1993 and reduced on July 15, 1996 to $2.50; 60,000 shares issued on April 8, 1991, with exercise price at market value of $3.375, reduced to market value of $3.25 as of August 16, 1993 and reduced on July 15, 1996 to $2.50; and 60,000 shares issued on May 15, 1992, with exercise price at market value of $3.88, reduced to market value of $3.25 as of August 16, 1993 and reduced on July 15, 1996 to $2.50.

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

                OPTIONS/WARRANTS GRANTED IN LAST FISCAL YEAR (1)
                          FOR FISCAL YEAR ENDED 3/31/97

                                                    % of Total Options                                         Potential Realizable
                            Shares Underlying       Granted to all                                             Value
Name                        Warrants Granted        Employees             Exercise Price    Expiration Date       5%        10%
----                        ----------------        ---------             --------------    ---------------    --------------------
William C. Vassell               None
Chairman of the Board(2)

H. Richard Dickinson             35,000                                        $1.875          09/31/01        $ 17,850   $ 39,550
Chief Financial Officer
Executive Vice President

Gordon Robinett                 227,500                                        $2.50           07/19/00        $      0   $ 77,430
Vice Chairman of the
Board and Former Treasurer

Eugene U. McDonald               None
Senior Vice President -
Operations

(1) No options were exercised by executive officers during the fiscal year ended March 31, 1997.
(2) Mr. Vassell resigned as President and Chief Executive Officer on February 24, 1995.

      The following table sets forth the information for the fiscal year ended March 31, 1997, with respect to each exercise of stock options and warrants, and the fiscal year end value of unexercised options and warrants for the Company's chief executive officer and each of the Company's executive officers whose total annual salary and bonus exceed $100,000. There were no tandem or free stock appreciation rights outstanding.

                                 March 31, 1997
                              OPTION/WARRANT VALUES

                                      Number of Shares Underlying   Value of Unexercised in-the-money
                                      Warrants Outstanding(1)       Options at 3/31/97(2)

Name                                  Exercisable                   Exercisable
----                                  -----------                   -----------
William C. Vassell                    225,000 (3)                   $   0
Chairman of the Board (4)             175,000                       $   0
                                      125,000                       $   0

H. Richard Dickinson                  35,000                        $   1,085
Chief Financial Officer
Executive Vice President

Gordon Robinett                       227,500                       $   0
Vice Chairman of the
Board and Former Treasurer

Eugene U. McDonald                    None                          $   0
Senior Vice President - Operations

(1) No warrants were exercised by executive officers during the fiscal year ended March 31, 1997.
(2) Values based on the $1.906 closing sales price of the Company's common stock on March 31, 1997.
(3) Originally 500,000 reduced to 225,000 as of approximately March 31, 1995. Mr. Vassell reduced his warrants to minimize the dilution to shareholders that resulted from the issuances that were consummated in February, 1995 in connection with the acquisition of the security guard assets of United Security Group Inc. (4) Mr. Vassell resigned as President and Chief Executive Officer on February 24, 1995.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      The Company's Compensation Committee is intended to make all recommendations to the Board related to compensation issues with respect to executive officers. It is comprised of William C. Vassell, Peter T. Kikis and Steven B. Sands. While Mr. Vassell will participate in decisions relating to compensation for executive officers, he will not vote on matters relating to his own compensation. Likewise, none of the directors or executive officers serve on the compensation committee of any other entity with the exception of Gordon Robinett, who serves on the compensation committee of UniforceTemporary Personnel, Inc. None of the other members of the Company's Board of Directors is an officer, director or employee of Uniforce Temporary Personnel, Inc.

Employment Agreements and Warrants and Termination of Employment and Change of Control Agreements

      The Company has entered into employment agreements with Messrs. Vassell and Robinett. These agreements were amended in April of 1991 and were amended and restated in June of 1991. In September 1992, the terms of these agreements were extended for two years to July 19, 1996, and were further amended as of February 24, 1995, to extend the terms to July 19, 2000. Mr. Robinett's employment agreement terminated on July 19, 1996.

      Pursuant to his employment agreement, as amended as of February 24, 1995, Mr. Vassell serves as Chairman of the Board of the Company and is entitled to an annual salary of $150,000. Mr. Vassell is also entitled to an annual bonus equal to 5% of the Company's pre-tax profit for each fiscal year exclusive of (a) capital gains and losses; (b) the annual bonus; and (c) federal state and local income and franchise taxes for that year ("Pre-Tax Operating Profit") from $.5 million to $1.0 million, and 2% of all Pre-Tax Operating Profit in excess of $1.0 million. Mr. Vassell is provided with the use of a Company-owned automobile and reimbursement for automobile insurance and operating expenses. Also pursuant to the employment agreement, Mr. Vassell was awarded a warrant to purchase 175,000 shares of Common Stock at a price of $3.375 per share, exercisable on or after March 31, 1992.

      Mr. Robinett's former employment agreement provided a non-qualified, non-forfeitable five-year stock option to purchase 107,500 shares at a price of $5.00 per share, a warrant to Purchase 60,000 shares at a price of $3.375 per share and a five-year warrant to purchase 75,000 shares at a price of $6.00 per share. The 75,000 share warrant was canceled as a result of certain financial goals not being met for the fiscal year ended March 31, 1992.

      In May, 1992 in recognition of sales and profit achievements for fiscal year 1992, the Board of Directors issued to Mr. Vassell a five-year warrant to purchase 125,000 shares at an exercise price of $3.88 per share and issued to Mr. Robinett a five-year warrant to purchase 60,000 shares at an exercise price of $3.88 per share. Also in May 1992, as an incentive for outside directors, the Board of Directors issued to Peter J. Nekos a five-year warrant to purchase 10,000 shares at an exercise price of $3.88 per share. The exercise price of the foregoing warrants was the market value on the date of grant.

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

      In September of 1992, the Company entered into a Compensation Continuation Agreement with Mr. Vassell in consideration of his agreement to extend the term of his employment for two years. This Agreement provides that, if, within specified periods of a Change of Control of the Company (as defined in the Agreement) Mr. Vassell's employment is terminated by the Company without Cause (as defined in said Agreement), or if Mr. Vassell terminates his employment for Good Reason (as defined in the Agreement), Mr. Vassell will be paid 2.99 times the greater of his annual compensation as in effect on the date of the Agreement or the highest annual compensation for any of the three years preceding the termination. All awards previously granted under any performance incentive plan, the actual payment of which may be deferred, will be vested as a result of the Change of Control and all options and warrants held by Mr. Vassell will become immediately exercisable. Currently, the aggregate amount payable to Mr. Vassell upon his termination in the event of a change in control would be 2.99 times his total compensation of $150,000 for the fiscal year ended March 31, 1997, or approximately $448,500.

      The Company has entered into a two-year employment agreement with Mr. Dickinson which provides for an annual base compensation of $130,000. Mr. Dickinson is also entitled to an annual bonus equal to 5% of the Company's Pre-Tax Operating Profit from $.5 million to $1.0 million, and 1% of all Pre-Tax Operating Profit in excess of $1.0 million.

      Other than pursuant to the Employment Agreements for Messrs. Vassell and Dickinson, and the Compensation Continuation Agreement for Mr. Vassell (see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"), there is no compensation plan or arrangement for the benefit of any person named in the Summary Compensation Table that would result from the resignation, retirement or other termination of such person's employment.

      Other than the compensation described above, there are no long-term incentive plans for the persons named in the Summary Compensation Table. Furthermore, the Company does not have a pension plan.

Board of Directors Compensation

      No executive officer receives any additional compensation for serving as a director. Directors who are not employees of the Company receive a meeting fee of $1,000 for each meeting attended, and all directors are reimbursed for expenses incurred in attending Board meetings. With the exception of Gregory J. Miller and Peter T. Kikis, no other directors who are not also executive officers received any plan or non-plan compensation from the Company during the last three fiscal years.

      On April 30, 1997, the Board voted to pay Mr. Kikis $2,500 per month starting as of April 1, 1996 in recognition of his successfully negotiating certain matters on the Company's behalf and for his continuing contributions to the Company, particularly in his capacity as chairman of the Executive Committee of the Board of Directors.

      During the fiscal year 1997, Mr. Miller performed miscellaneous legal services on behalf of the Company and was compensated therefor in an amount approximating $4,200.

      In May 1992, as an incentive for outside directors, the Board of Directors issued to Peter J. Nekos a five-year warrant to purchase 10,000 shares at an initial exercise price of $3.88 per share, the market value on the date of grant. In recognition of Mr. Nekos' contributions to the Company, in August 1993 the Board of Directors authorized the extension of Mr. Nekos' outstanding warrants by two years and reduced the purchase price to $3.25 per share, the fair market value on the date of the extension. In October 1996 the Board of Directors granted Messrs. Nekos and Miller five-year warrants for 10,000 shares with a purchase price of $1.875 per share, the fair market value at the time of issuance. On that same date the Board granted to Mr. Kikis a warrant for 150,000 shares, also with a purchase price of $1.875 per share, the fair market value at the time of issuance.

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

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the number and percentage of common stock (being the Company's only voting securities) beneficially owned by (i) each person who owns of record (or is known by the Company to own beneficially) 5% or more of the Company's common stock or as to which he has the right to acquire within 60 days of June 18, 1997, (ii) each director and executive officer and (iii) all of said beneficial owners, officers and directors as a group, as of June 18, 1997. The address for each director and executive officer is the Company's principal office at Lexington Park, Route 55, Lagrangeville, New York 12540.

      Other than as set forth in the following table or pursuant to the Shareholders Voting Agreement, the Company is not aware of any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who owns more than 5% of the common stock of the Company.

                          Amount and
                          Nature of
                          Beneficial
Name                      Ownership (1)      Percent of Class (11)
----                      -------------      ---------------------

William C. Vassell        1,486,950 (2)             20.3%

Steven B. Sands/          1,261,311 (3)             18.1%
Sands Brothers &
Co., Ltd.
101 Park Avenue
New York, NY

Gordon Robinett             262,500 (4)              3.8%

Peter T. Kikis              231,000 (5)              3.3%

H. Richard Dickinson         37,000 (6)                *

Peter Nekos                  22,500 (7)                *

Eugene U. McDonald            6,000                    *

Debra Miller                 17,600 (8)                *

Lloyd H. Saunders, III        7,500 (9)                *

Gregory J. Miller            10,000 (10)               *

All Officers and          3,342,361                 43.0%
Directors as a Group      (2)(3)(4)
(10 Persons)              (5)(6)(7)
                          (8)(9)(10)

----------
*     Less than 1 percent.

(1) The Company has been advised that all individuals listed above, except Steven B. Sands (see Note (3), below) and Peter T. Kikis (see Note (5), below) have the sole power to vote and dispose of the number of shares set forth opposite their names.

(2) Includes 525,000 shares underlying warrants that are currently exercisable.

(3) A Schedule 13D filed by Mr. Sands, Sands Brothers and the parties listed below, filed with the Commission on or about November 8, 1993, and amended on April 7, 1994, December 13, 1994, March 31,

      1995 and November 9, 1995, indicates that these shares are beneficially owned by: Katie and Adam Bridge Partners, L.P.; Jenna Partners, L.P.; Jenna Partners, II, L.P.; Owl-I Partners, L.P.; Lily Capital Appreciation Partners, LP and Ponderosa Partners, LP ("Ponderosa"). The corporate general partners of the above-named limited partnerships are, respectively, K & A Bridge Partners Corp., Jenna Capital Corp., Jenna II Capital Corp., Owl Capital Management, Inc., Lily Capital Corp. and Ponderosa Capital Corp. Mr. Steven B. Sands is the chief executive officer of Sands Brothers as well as a director and the owner of 50% of the capital stock of K & A Bridge Partners Corp., Jenna Capital Corp., Jenna II Capital Corp. and Owl Capital Management, Inc. Mr. Martin S. Sands is the President of Sands Brothers as well as a director and 50% owner of the above-referred corporate general partners. Steven B. Sands and Martin P. Sands are the only executive officers, directors and controlling persons of Sands Brothers. Based on information provided by Sands Brothers to the Company, Steven B. Sands and Martin S. Sands each share voting power over 1,261,311 shares. This amount includes (i) 64,390 shares issuable upon exercise of the Sands Warrant issued to Sands Brothers in connection with the Company's 1993 Private Placement; (ii) 100,610 shares issuable upon exercise of the Sands 95 Placement Warrant, issued to Sands Brothers in connection with the Company's 1996 Private Placement that have been transferred to Ponderosa; and (iii) 7,000 shares issuable upon exercise of the Sands Consulting Warrant, issued to Sands Brothers in connection with consulting services provided to the Company. As disclosed in the November, 1995 13D Sands Brothers transferred to its designees warrants to purchase 95,610 shares underlying the Sands Warrant and approximately 149,390 under the Sands 95 Placement Warrant. Katie and Adam Bridge Partners, L.P. has sole voting and dispositive power over 746,061 shares; Jenna Partners, L.P. has sole voting and dispositive power over 122,500 shares; Jenna Partners, II, L.P. has sole voting and dispositive power over 85,750 shares; Owl-I Partners, L.P. has sole voting and dispositive power over 35,000 shares; Lily Capital Appreciation Partners, L.P. has sole voting and dispositive power over 100,000 shares and Ponderosa has sole voting and dispositive power over 165,000 shares. On March 30, 1994, Mr. Steven
      B. Sands was elected to the Company's Board of Directors. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(4) Includes 107,500 shares underlying presently exercisable non-qualified stock options and 120,000 shares underlying warrants that are currently exercisable.

(5) Includes 162,000 shares underlying warrants currently exercisable, 4,000 shares issuable upon conversion of Series A Preferred Stock and 5,000 shares owned by his spouse.

(6)   Includes 35,000 shares underlying warrants currently exercisable.

(7)   Includes 20,000 shares underlying options currently exercisable.

(8)   Includes 17,500 shares underlying warrants currently exercisable.

(9)   Includes 7,000 shares underlying warrants currently exercisable.

(10)  Includes 10,000 shares underlying warrants currently exercisable.

(12) Percent of class for each shareholder is calculated as if all options and warrants included in the table for such shareholder are outstanding. The number of outstanding shares of common stock is 6,783,932, which does not include 47,000 shares to be issued pursuant to a contractual obligation. The percent of class for all executive officers and directors as a group is calculated as if all options and warrants held by any shareholders included in the group are outstanding. The denominator for the group calculation is 7,767,432.

                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

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

      In connection with the services Sands Brothers provided the Company during the 1993 Private Placement, the Company paid Sands Brothers a $400,000 placement fee (up to 1/2 of which was allowed to other broker-dealers), a $120,000 non-accountable expense allowance and warrants to purchase 160,000 shares of the Company's common stock at $2.50 per share. Sands Brothers has conveyed a portion of the warrants to certain of its employees. The Company has also agreed to engage Sands Brothers as the Company's solicitation agent with respect to the warrants sold to the Company's private placement investors. Sands Brothers will be paid a fee equal to 5% of the amount received by the Company pursuant to Sands Brothers warrant solicitation.

      In accordance with the Letter Agreement dated on or about April 20, 1994, Sands Brothers was engaged to act as the Company's financial advisor in connection with the acquisition of the security guard assets of United. Under this Agreement, Sands Brothers was to receive $250,000 as well as reimbursement for certain out-of-pocket expenses upon consummation of said acquisition. The Agreement also provides for the payment of 5% of the exercise price of the unit warrants solicited by Sands Brothers. If all unit warrants are exercised, Sands Brothers would receive a fee of $140,000.

      On September 12, 1994, the Company entered into an agreement to engage Sands Brothers as an investor relations consultant ("Sands Consulting Agreement"). Accordingly, Sands Brothers provided services intended to heighten the public's awareness of the Company and to enhance Stockholder value. In consideration for these services, the Company issued Sands Brothers and its designees, W. Terrance Schreier and Lloyd H. Saunders, III, warrants covering a total of 100,000 shares and has agreed to pay Sands Brothers a fee of $5,000 per month and certain reimbursable expenses. The warrants are exercisable at $3.00 per share. The warrants expired with respect to 32,500 shares on December 31, 1994 and with respect to the 32,500 shares on March 31, 1995; 35,000 shares will expire on September 30, 1997. Pursuant to an agreement with Sands Brothers dated on or about December 10, 1994, the Sands Consulting Agreement was terminated. The total number of shares covered by said warrants after March 31, 1995, is 35,000. This warrant is held as follows: 7,000 by Sands Brothers ("Sands Consulting Warrant"); 7,000 by Lloyd H. Saunders, III, a director of the Company and 21,000 by Terrance Schreier. Management believes that the terms of the various transactions between the Company and Sands Brothers were as favorable as those which might have been obtained from an unaffiliated party.

      In connection with the February 24, 1995, Placement Agent Agreement, Sands Brothers was engaged to raise equity financing for the acquisition of United. Sands Brothers received $650,000 in compensation and expense allowance and a three-year warrant to purchase 250,000 shares at $2-7/32 per share. This warrant has been partially assigned by Sands Brothers to certain of its employees.

      Gregory J. Miller has been a director of the Company since 1992. Mr. Miller is general counsel for Goldline Connectors, Inc. and has rendered legal services to the Company during his tenure as a director. Mr. Miller has rendered legal services in connection with various litigation and contractual matters during the last three fiscal years. During each of the last three fiscal years, payments to Mr. Miller for legal services were minimal. It is expected that Mr. Miller will continue to render minimal legal services to the Company from time to time. Management believes that the terms of the various transactions between the Company and Mr. Miller were as favorable as those which might have been obtained from an unaffiliated party.

      Peter T. Kikis became a director of the Company on February 24, 1995, in connection with the acquisition of United. Mr. Kikis is a director of Deltec International, S.A., of which Deltec Development Corporation ("Deltec"), the lender of the Company's $1.5 million subordinated secured indebtedness obtained in connection with the United acquisition, is an indirect, wholly-owned subsidiary. The terms of the loan agreement provide for interest at the rate of 14% per annum and 16 equal quarterly payments of principal. Deltec received a financing fee of $180,000 in connection with the loan to help defray certain costs, including legals fees, associated with the transaction. Deltec also purchased 3,000 shares of the Company's Series A Convertible Preferred Stock at $165 per share. Management believes that the terms of the various transactions between the Company and Deltec were as favorable as those which might have been obtained from an unaffiliated party.

      Gordon Robinett, a member of the Company's Board of Directors and former Treasurer, entered into a Covenant Not to Compete with the Company on July 23, 1996 in connection with his termination of employment with the Company. Under that agreement, the Company is to make periodic payments to Mr. Robinett over four years totalling $180,000, the exercise price of Mr. Robinett's options and warrants was reduced to $2.50, and an expiration date was fixed at July 19, 2000. In return, Mr. Robinett is prohibited from directly or indirectly competing with the Company until July 19, 2000.

                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                        SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) Financial statements filed as part of this report:

                                                                      Page
                                                                      ----

      Reports of Independent Accountants                              F-1 - F-2

      Balance Sheets - March 31, 1997 and 1996                        F-3

      Statements of Operations - Years Ended                          F-4
       March 31, 1997, 1996, and 1995

      Statements of Stockholders' Equity - Years   Ended              F-5
       March 31, 1997, 1996 and 1995

      Statements of Cash Flows - Years Ended                          F-6 - F-8
       March 31, 1997, 1996 and 1995

      Notes to Financial Statements                                   F-9 - F-22

      (2) Financial statement schedule filed as part of this report:

      Valuation and qualifying accounts - years ended                 F-23
       March 31, 1997, 1996 and 1995

      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3.1    Amended & Restated Articles     Incorporated by reference to Exhibit 3.3
       of Incorporation                of the form 10-K for the fiscal year
                                       ending March 31, 1993 (the "1993 10-K")

3.2    By-Laws                         Incorporated by reference to Exhibit 3.3
                                       of the Form 10-K for the fiscal year
                                       ended March 31, 1991 (the "1991 10-K")

3.3    Amendments to By-Laws           Incorporated by reference to Exhibit 3.3
                                       of the Form 10-K/A for the fiscal year
                                       ended March 31, 1994 (the "1994 10-K/A)

3.4    Certificate of Amendment of     Incorporated by reference to Exhibit 3.4
       Certificate of                  of the Eighth Amendment to the
       Incorporation                   Registration Statement filed on Form S-1,
                                       File No. 33-75336 (the "S-1").

4.1    Specimen Stock Certificate      Incorporated by reference to Exhibit 4.A
                                       to amendment #1 to Registrant's
                                       Registration Statement on Form S-18, file number 33, 35007-NY (the "S-18")

4.2    Reclassified as Exhibit
       10.37

4.3    Reclassified as Exhibit
       10.38

4.4    Reclassified as Exhibit
       10.39

4.5    Reclassified as Exhibit
       10.40

4.6    Warrant (50,000) to the CIT     Incorporated by reference to Exhibit 4.2
       Group/Credit Finance            of the Form 8-K filed on March 13, 1996.

4.7    Specimen Series A Preferred     Incorporated by reference to Exhibit 4.2
       Stock Certificate               of the Third Amendment to the S-1

10.1   Form of Amendment to
       Employment Agreement for        Incorporated by reference to Exhibit 10.1
       William C. Vassell dated        of the 10-K for the fiscal year ended
       April 8, 1991                   March 31, 1992 (the "1992 10-K")

10.2   Amended and Restated
       Employment Agreement for        Incorporated by reference to Exhibit 10.3
       William C. Vassell dated        of the 1992 10-K
       June 18, 1991

10.3   Amendment #1 to Amended &       Incorporated by reference to Exhibit 10.5
       Restated Employment             to the 1993 10-K
       Agreement for William C.
       Vassell dated September 25,
       1992

10.4   Form of Amendment to            Incorporated by reference to Exhibit 10.2
       Employment Agreement for        of the 1992 10-K
       Gordon Robinett dated
       April 8, 1991

10.5   Amended and Restated            Incorporated by reference to Exhibit 10.4
       Employment Agreement for        of the 1992 10-K
       Gordon Robinett dated
       June 18, 1991

10.6   Amendment #1 to Amended         Incorporated by reference to Exhibit 10.6
       & Restated Employment           of the 1993 10-K
       Agreement for Gordon
       Robinett dated
       September 25, 1992

10.7   Form of Warrant Agreement       Incorporated by reference to Exhibit 10.3
       and Warrant for William C.      of the 1991 10-K
       Vassell (175,000 shares)
       and Gordon Robinett
       (60,000 shares)

10.8   Form of Warrant Agreement       Incorporated by reference to Exhibit 10.7
       dated May 15, 1992              to the 1992 10-K
       for William C. Vassell
       (125,000 shares), Gordon
       Robinett (60,000 shares)
       and Peter J. Nekos (10,000
       shares)

10.9   Compensation Continuation       Incorporated by reference to Exhibit 10.9
       Agreement for William           of the 1993 10-K
       C. Vassell dated September
       25, 1992

10.10  Consulting Agreement with       Incorporated by reference to Exhibit
       Robert Ellin dated              10.10 of the 1992 10-K
       December 2, 1992

10.11  Warrant Agreement for           Incorporated by reference to Exhibit
       William C. Vassell              10.16 of the Form 10-K for fiscal year
       (500,000)                       ended March 31, 1994 (the "1994 10-K")

10.12  Franchise Offering              Incorporated by reference to Exhibit
       Prospectus dated                10.11 of the 1993 10-K
       December 1, 1992

10.13  Warrant Agreement and           Incorporated by reference to Exhibit 4.B
       Warrant for Stuart James        of S-18

Company, Inc.

10.14  Form of Second Amendment to     Incorporated by reference to Exhibit
       May 15, 1992 Warrant            10.13 in 1994 10-K
       Agreement and Warrant
       Certificate for William
       C. Vassell and Gordon Robinett

10.15  Form of Third Amendment to      Incorporated by reference to Exhibit
       April 8, 1991 Warrant           10.14 in the 1994 10-K
       Agreement and Warrant
       Certificate for William C.
       Vassell and Gordon Robinett

10.16  Form of Third Amendment to      Incorporated by reference to Exhibit
       May 15, 1992 Warrant Agreement 10.15 in the 1994 10-K and Warrant Certificate for
       William C. Vassell and Gordon
       Robinett

10.17  Placement Agent Agreement       Incorporated by reference to Exhibit 1.1
                                       of the Form 8-K filed October 17, 1993

10.18  Registration Agreement          Incorporated by reference to Exhibit 4.1
                                       to the Form 8-K filed October 17, 1993

10.19  Form of Warrant for Private     Incorporated by reference to Exhibit
       Placement                       4.2 to the Form 8-K filed October 27,
                                       1993

10.20  Warrant Agreement               Incorporated by reference to Exhibit
       (Placement Agreement)           4.3 to the Form 8-K filed October 27,
                                       1993

10.21  William C. Vassell Indemnity    Incorporated by reference to Exhibit
       Agreement                       10.17 of the 1994 10-K

10.22  Plan of Acquisition,            Incorporated by reference to Exhibit
       Reorganization, Liquidation     2 of the Form 8-K filed October 27, 1993
       or Succession of ISS
       International Service
       Systems, Inc.

10.23  Amendment to ISS Purchase       Incorporated by reference to Exhibit
       Agreement                       10.23 of the 1994 10-K/A

10.24  Plan of Acquisition,            Incorporated by reference to Exhibit
       Reorganization, Liquidation     2 of the Form 8-K filed November 12, 1993
       or Succession of Madison

10.25  Purchase and Sale Agreement     Incorporated by reference to Exhibit
       dated February 24, 1996, for    2.1 of the Form 8-K filed March 24, 1996
       the acquisition of United
       Security Group Inc.

10.26  Placement Agent Agreement       Incorporated by reference to Exhibit
       dated February 24, 1996,        10.26 to the Third Amendment to the
       between the Company and         Form S-1.
       Sands Brothers & Co., Ltd.
       with Amendment as of
       March 24, 1996

10.27  Shareholders Voting Agreement   Incorporated by reference to Exhibit
       dated March 8, 1996, by all     10.27 of the Third Amendment to the S-1
       directors in their capacities
       as Shareholders

10.28  Amendment No. 2 to Amended and  Incorporated by reference to Exhibit
       Restated Employment Agreement   10.28 of the Third Amendment to the S-1
       for William C. Vassell dated
       February 24, 1996

10.29  Amendment No. 2 to Amended and  Incorporated by reference to Exhibit
       Restated Employment Agreement   10.29 of the Third Amendment to the S-1
       for Gordon Robinett dated
       February 24, 1996

10.31  Form of Warrant (250,000) to    Incorporated by reference to Exhibit
       Sands Brothers & Co., Ltd.      10.31 of the Third Amendment to the S-1


10.32  Warrant Reduction Agreement     Incorporated by reference to Exhibit
       (275,000) William C. Vassell    10.32 of the Third Amendment to the S-1


10.34  Loan and Security Agreement     Incorporated by reference to Exhibit
       with CIT Group/Credit Finance,  4.7 of the Third Amendment to the S-1
       Inc.

10.35  Term Loan Agreement with        Incorporated by reference to Exhibit
       Deltec Development Corp.        4.8 of the Third Amendment to the S-1

10.36  Promissory Note to William C.   Incorporated by reference to Exhibit
       Vassell ($85,000) dated August  Exhibit 10.36 of the form 10-K for the
       22, 1994                        fiscal year ending March 31, 1995 (the
                                       "1995 10-K")

10.37  Notes Payable - ISS             Incorporated by reference as Exhibit
                                       4.2 to the 1994 10-K/A

10.38  Bank Note - September 1, 1992   Incorporated by reference as Exhibit
       maturity                        4.2 to the l994 l0-K/A

10.39  Bank Note - November 1, 1997    Incorporated by reference as Exhibit
       maturity                        4.4 of the 1994 10-K/A

10.40  Mehlich Notes                   Incorporated by reference as Exhibit
                                       4.5 of the 1994 10-K/A

11.00  Computation of Income Per       Incorporated by reference to Exhibit
       Share of Common Stock           11 annexed to Financial Statements.

24.00  Power of Attorney               E-1

27.00  Financial Data Schedule         E-2

99.2   Placement Agent Agreement       Incorporated by reference to Exhibit
       dated February 24, 1995         1.1 to the Form 8-K/A dated February 24,
                                       1995

99.3   Amendment to Exhibit C to the   Incorporated by reference to Exhibit
       Placement Agent Agreement       1.2 to the Form 8-K dated March 24, 1995
       dated March 24, 1995

99.4   Agreement with John B.          Incorporated by reference to Exhibit
       Goldsborough                    99.3 to the Fourth Amendment to the S-1

99.5   Warrant Standstill Agreement    Incorporated by reference to Exhibit
       from William C. Vassell         99.4 to the Fourth Amendment to the S-1

99.6   Shareholders Voting Agreement   Incorporated by reference to Exhibit
       dated March 8, 1995             99 to the Form 8-K dated March 24, 1995

99.7   Letter to Company from          Incorporated by reference to Exhibit
       D'Arcangelo & Co. L.L.P.        99.7 to the Form 8-K dated February 9,
       dated February 28, 1994.        1996

99.8   Letter to Company from          Incorporated by reference to Exhibit
       Coopers & Lybrand L.L.P.        99.8 to the Form 8-K dated February 9,
       dated February 7, 1996          1996.
       confirming  termination
       of engagement.

99.9   Letter to Company from          Incorporated by reference to Exhibit
       Coopers & Lybrand,L.L.P.        99.9 to the Form 8-K dated February 9,
       dated February 9, 1996.         1996.

99.10  Letter (revised) to Commission  Incorporated by reference to Exhibit
       from Coopers & Lybrand L.L.P.   99.10 to the Form 8-K/A filed March 11,
       dated March 8, 1996.            1996.

99.11  Press Release dated June 25,     E-3
       1997 re: FYE 1997 results

(b)   Reports on Forms 8-K

      (i) Report on Form 8-K dated April 16, 1996 Item 7 (c) - Exhibit Press release dated April 15, 1996

      (ii) Report on Form 8-K dated September 10, 1996 Item 7(c) - Exhibits Press release dated August 19, 1996 Press release dated September 05, 1996 Press release dated September 09, 1996

      (iii) Report on Form 8-K dated September 26, 1996 Item 7(c) - Exhibit Press release dated September 17, 1996

      (iv) Report on Form 8-K dated November 13, 1996 Item 7(c) - Exhibits Press release dated October 23, 1996 Press release dated November 06, 1996

      (v) Report on Form 8-K dated November 19, 1996 Item 7(c) - Exhibit Press release dated November 13, 1996

      (vi) Report on Form 8-K dated February 14, 1997 Item 7(c) - Exhibits Press release dated February 07, 1997 Press release dated February 10, 1997

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       COMMAND SECURITY CORPORATION


                                       By: /s/ William C. Vassell
                                           -------------------------------------
                                           William C. Vassell
                                           Chairman of the Board and
                                           Principal Executive
                                           Officer

Date: June 30, 1997

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


/s/ William C. Vassell            Chairman of the Board         June 30, 1997
------------------------------    and Principal Executive
William C. Vassell                Officer


/s/ H. Richard Dickinson          Executive Vice President      June 30, 1997
------------------------------    Chief Financial Officer
H. Richard Dickinson              and Principal Financial
                                  Officer


          /s/*                    Director                      June 30, 1997
------------------------------
Peter T. Kikis


          /s/*                    Vice Chairman of the          June 30, 1997
------------------------------    Board and Director
Gordon Robinett


          /s/*                    Director                      June 30, 1997
------------------------------
Peter Nekos


                                  Director                      June 30, 1997
------------------------------
Gregory J. Miller


                                  Director                      June 30, 1997
------------------------------
Steven B. Sands


          /s/*                    Director                      June 30, 1997
------------------------------
    Lloyd H. Saunders, III

* Signed on behalf of the signator by H. Richard Dickinson pursuant to Power of Attorney.

/s/ H. Richard Dickinson
------------------------------                                  June 30, 1997
H. Richard Dickinson,
Attorney-in-Fact

The Registrant has not sent an annual report or proxy material to its shareholders. The Registrant intends to send an annual report and proxy material to its shareholders subsequent to the date hereof in connection with its 1997 annual meeting to be conducted later this year.

                          COMMAND SECURITY CORPORATION

                              FINANCIAL STATEMENTS
                    (and Reports of Independent Accountants)

                                   YEARS ENDED
                             MARCH 31, 1997 AND 1996

                                    CONTENTS

                                                                      Page No.
                                                                      --------

REPORTS OF INDEPENDENT ACCOUNTANTS                                    F-1 - F-2

FINANCIAL STATEMENTS

  Balance sheets                                                      F-3
  Statements of operations                                            F-4
  Statements of stockholders' equity                                  F-5
  Statements of cash flows                                            F-6 - F-8
  Notes to financial statements                                       F-9 - F-22

FINANCIAL STATEMENT SCHEDULE

  Valuation and qualifying accounts                                   F-23

                     [LETTERHEAD OF D'ARCANGELO & CO., LLP]


Report of Independent Accountants
on the Financial Statements

To the Board of Directors
  and Stockholders of
Command Security Corporation

We have audited the financial statements and financial statement schedule of Command Security Corporation listed in item 14(a) of this Form 10-K as of March 31, 1997 and 1996, and for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                           /s/ D'Archangelo & Co., LLP

June 10 , 1997
Poughkeepsie, New York

                       [Letterhead of Coopers & Lybrand]


Report of Independent Accountants

To the Board of Directors and
 Stockholders
Command Security Corporation

We have audited the financial statements and the financial statement schedules of Command Security Corporation listed in Item 14(a) of this Form 10-K for the year ended March 31, 1995. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Command Security Corporation's operations and its cash flows for the year ended March 31, 1995 in conformity with generally accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 1, 2, 6 and 9 to the financial statements, the Company incurred losses for the year ended March 31, 1995 and a working capital deficit at March 31, 1995, is in default on certain of its debt covenants; and, as described in Notes 17 and 18, there is a contingency and litigation for which the outcomes are uncertain. The Company's continuation is dependent on the forbearance of its lenders, and its ability to continue to obtain adequate financing, to achieve profitability from its operations and to favorably resolve the contingency and litigation. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern or satisfactorily resolve the contingency and litigation.

                                          /s/ Coopers & Lybrand L.L.P.

Albany, New York
July 8, 1995, except for Notes 17 and 23 for which the date is September 19, 1995.

Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

Command Security Corporation

Balance Sheets
March 31, 1997 and 1996

                                     ASSETS                                         1997           1996
Current assets:
  Cash and cash equivalents                                                     $        -0-   $        -0-
  Accounts receivable from guard service customers, less allowance for
   doubtful accounts of $337,273 and $519,220, respectively                        7,591,010      8,040,826
  Accounts receivable from service contract customers, less allowance for
   doubtful accounts of $282,348 and $322,786, respectively                        5,180,682      4,279,586
  Prepaid expenses                                                                 1,322,918      1,176,972
  Notes receivable, current maturities, less allowance for doubtful
   accounts of $450,653 and $362,164, respectively                                   218,267        260,547
  Other receivables, less allowance for doubtful accounts
   of $104,138 and $17,372, respectively                                             699,248        285,469
                                                                                ------------   ------------
    Total current assets                                                          15,012,125     14,043,400
Furniture and equipment at cost, net                                               1,105,473        975,832
Notes and long-term receivables, less allowance for doubtful
  accounts of $785,360 and $737,436, respectively                                    387,327        210,659
Intangible assets, net                                                             5,033,566      6,270,440
Deferred income taxes                                                                259,835        300,541
Other assets                                                                       1,390,250        583,542
                                                                                ------------   ------------
   Total assets                                                                 $ 23,188,576   $ 22,384,414
                                                                                ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                                $    753,644   $    913,944
  Current maturities of long-term debt                                               977,372      1,938,273
  Current maturities of obligations under capital leases                              77,047        102,811
  Short-term borrowings                                                            7,763,578      6,465,827
  Accounts payable and accrued expenses                                            3,342,122      3,761,633
  Due to service companies                                                           685,150        641,944
                                                                                ------------   ------------
   Total current liabilities                                                      13,598,913     13,824,432
Deferred revenue                                                                     391,685        133,303
Self-insurance reserves                                                              438,820        428,423
Long-term debt, net                                                                1,195,234      1,178,962
Obligations under capital leases, net                                                 89,189         15,543
                                                                                ------------   ------------
                                                                                  15,713,841     15,580,663
Commitments and contingencies (Notes 13, 14 and 19)
Redeemable, convertible Series A preferred stock, $.0001 par value per share,
  10,567 and 9,785 shares designated, issued and outstanding in 1997 and 1996, redemption and liquidation value of $1,743,555
  and $1,614,525, respectively                                                     1,743,555      1,614,525
                                                                                ------------   ------------
Stockholders' equity:
  Preferred stock, $.0001 par value per share, authorized 1,000,000 shares, including redeemable Series A preferred stock
  Common stock, $.0001 par value per share, authorized 20,000,000
   shares, issued 8,424,332 and 8,119,606, respectively                                  842            812
  Paid-in capital                                                                  9,897,319      9,805,425
  Deficit                                                                         (4,163,981)    (4,614,011)
                                                                                ------------   ------------
                                                                                   5,734,180      5,192,226
  Common stock in treasury, at cost, 1,355,400 shares                                 (3,000)        (3,000)
                                                                                ------------   ------------
                                                                                   5,731,180      5,189,226
                                                                                ------------   ------------
  Total liabilities and stockholders' equity                                    $ 23,188,576   $ 22,384,414
                                                                                ============   ============

See accompanying notes and accountant's report

Command Security Corporation

Statements of Operations
Years Ended March 31, 1997, 1996 and 1995

                                                      1997          1996           1995
Revenue                                          $ 49,237,418   $ 54,995,444   $ 39,595,272
Cost of revenue                                    40,793,840     46,498,945     35,067,907
                                                 ------------   ------------   ------------
        Gross profit                                8,443,578      8,496,499      4,527,365
Service contract revenue                            1,471,313      1,519,803      1,291,943
                                                 ------------   ------------   ------------
                                                    9,914,891     10,016,302      5,819,308
                                                 ------------   ------------   ------------
Operating expenses:
  General and administrative expenses               7,114,478      8,135,963      5,887,906
  Amortization of intangibles                       1,773,599      1,203,228        662,785
  Provision for doubtful accounts and notes           447,159        353,307      1,777,460
  Bad debt recoveries                                 (90,011)      (220,918)      (111,107)
  Insurance rebates                                  (598,139)      (742,305)      (150,238)
  Loss on value of intangible assets, net                 -0-         36,314        165,105
                                                 ------------   ------------   ------------
                                                    8,647,086      8,765,589      8,231,911
                                                 ------------   ------------   ------------
        Operating income/(loss)                     1,267,805      1,250,713     (2,412,603)
                                                 ------------   ------------   ------------
Other expense/(income)
  Interest expense                                  1,065,852      1,182,779        717,204
  Interest income                                    (179,599)      (169,277)       (93,613)
  Loss on equipment dispositions                       71,882         28,952          5,296
  Other income                                            -0-         (2,850)        (4,219)
                                                 ------------   ------------   ------------
                                                      958,135      1,039,604        624,668
                                                 ------------   ------------   ------------
        Income/(loss) before income tax benefit       309,670        211,109     (3,037,271)

Income tax benefit                                    140,360        300,541         53,448
                                                 ------------   ------------   ------------
        Net income/(loss)                             450,030        511,650     (2,983,823)
Preferred stock dividends                             129,030        119,460            -0-
                                                 ------------   ------------   ------------
Net income/(loss)
 applicable to common stockholders               $    321,000   $    392,190   $ (2,983,823)
                                                 ============   ============   ============
Income/(loss) per share of common stock          $        .05   $        .06   $       (.70)
                                                 ============   ============   ============
Weighted average number of common and
  common equivalent shares outstanding              6,955,548      6,663,986      4,274,657
                                                 ============   ============   ============

See accompanying notes and accountant's report

Command Security Corporation

Statements of Stockholders' Equity
Years Ended March 31, 1997, 1996 and 1995


                                        Common Stock                            Retained
                                      -----------------         Paid-In         Earnings         Stock In
                                      Shares      Amount        Capital         (Deficit)        Treasury           Total
                                      ------      ------        -------         ---------        --------           -----
Balance at
   April 1, 1994                    5,146,900   $      515    $ 7,280,067     $ (2,141,838)    $     (3,000)     $5,135,744
   Issuance of
    common stock
   o Private placements,
      net (Note 19)                 2,087,508          209      2,042,227                                         2,042,436
   o Other                            754,924           75        773,627                                           773,702
  Deferred stock
   compensation expense                                            25,800                                            25,800
  Net loss                                                                      (2,983,823)                      (2,983,823)
                                    ---------      ------      ----------      -----------     ------------      ----------
Balance at
  March 31, 1995                    7,989,332         799      10,121,721       (5,125,661)          (3,000)      4,993,859
Deferred stock
  compensation expense                                              4,300                                             4,300
Common stock
  registration costs                                             (136,436)                                         (136,436)
Issuance/(return) of
 escrowed common stock
 o Accrued fees                       152,774          15             (15)                                              -0-
 o Retention settlement               (22,500)         (2)        (64,685)                                          (64,687)
Preferred stock
  dividends                                                      (119,460)                                         (119,460)
Net income                                                                         511,650                          511,650
                                    ---------      ------      ----------      -----------     ------------      ----------
Balance at
  March 31, 1996                    8,119,606         812       9,805,425       (4,614,011)          (3,000)      5,189,226
Exercise of common
   stock put                                                     (218,765)                                         (218,765)
Common stock issued                   219,500          21         439,198                                           439,219
Issuance/(return) of
 escrowed common stock
 o Note collateral                    238,000          24             (24)                                              -0-
 o Accrued fees                      (152,774)        (15)             15                                               -0-
Common stock
   warrants subscribed                                                500                                               500
Preferred stock
   dividends                                                     (129,030)                                         (129,030)
Net income                                                                         450,030                          450,030
                                    ---------      ------      ----------      -----------     ------------      ----------
Balance at
   March 31, 1997                   8,424,332      $  842      $9,897,319      $(4,163,981)    $     (3,000)     $5,731,180
                                    =========      ======      ==========      ===========     ============      ==========

See accompanying notes and accountant's report

Command Security Corporation
Statements of Cash Flows
Years Ended March 31, 1997, 1996 and 1995


                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                          1997          1996          1995
OPERATING ACTIVITIES
  Net income/(loss)                                   $   450,030   $   511,650   $(2,983,823)
  Adjustments to reconcile net income/(loss) to net
   cash provided by/(used in) operating activities:
    Depreciation and amortization                       2,133,715     1,587,832       972,653
    Provision for doubtful accounts and
      notes receivable                                    447,159       353,307     1,777,460
    Deferred income                                           -0-        15,734      (131,613)
    Loss on equipment dispositions                         71,882        28,952         5,296
    Loss on value of intangible assets, net                   -0-        36,314       165,105
    Deferred income taxes                                (140,360)     (300,541)      434,314
    Compensatory common stock purchase warrants               -0-         4,300        25,800
    Self insurance reserves                               293,238       171,704       (38,817)
    Changes in operating assets and liabilities,
      net of effects of business acquisitions:
       Accounts receivable, current and long-term        (854,845)   (2,300,578)      474,960
       Prepaid insurance                                  (38,813)      326,796       333,028
       Other receivables                                 (413,779)      168,365      (207,019)
       Other assets                                      (336,850)     (379,972)      (87,453)
       Accounts payable and accrued expenses             (611,286)   (1,036,351)      350,272
       Income taxes                                           -0-           -0-      (130,695)
       Due to service companies                           105,139       259,382         6,595
                                                      -----------   -----------   -----------
            Net cash provided by/(used in)
             operating activities                       1,105,230      (553,106)      966,063
                                                      -----------   -----------   -----------

INVESTING ACTIVITIES
  Purchase of equipment                                   (98,760)     (124,838)     (256,718)
  Business acquisitions and purchase of
   intangible assets                                     (281,246)     (249,034)   (4,719,399)
  Proceeds from equipment dispositions                     75,902        18,153         3,329
  Proceeds from sale of intangible assets                 210,000        69,825           -0-
  Issuance of notes by service companies
   and other third parties                               (252,208)     (138,450)     (168,883)
  Principal collections on notes receivable               246,207       258,039       260,286
                                                      -----------   -----------   -----------
            Net cash used in investing activities        (100,105)     (166,305)   (4,881,385)
                                                      -----------   -----------   -----------

FINANCING ACTIVITIES
  Net borrowings/(payments) on line of credit           1,186,632     2,149,686      (783,529)
  Proceeds from long-term debt                            500,000           -0-     1,639,000
  Repayments on other short and long-term debt         (2,480,414)   (1,380,126)   (1,694,757)
  Repayments on capital lease obligations                 (96,762)     (116,458)         (505)
  Net proceeds from/(cost of) issuance of stock            45,219      (136,436)    3,862,751
  Proceeds from common stock warrants subscribed              500           -0-           -0-
  Cash overdraft                                         (160,300)      202,745       711,199
                                                      -----------   -----------   -----------
            Net cash provided by/(used in)
              financing activities                     (1,005,125)      719,411     3,734,159
                                                      -----------   -----------   -----------
Net (decrease)/increase in cash and cash equivalents          -0-           -0-      (181,163)
Cash and cash equivalents, beginning of year                  -0-           -0-       181,163
                                                      -----------   -----------   -----------
Cash and cash equivalents, end of year                $       -0-   $       -0-   $       -0-
                                                      ===========   ===========   ===========

See accompanying notes and accountant's report

Command Security Corporation

Years Ended March 31, 1997, 1996 and 1995

1.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

    Cash paid during the period for:
                                       1997              1996            1995

Interest                            $1,045,238        $1,190,675        $731,455
Income Taxes                               -0-               -0-           2,719

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      For the years ended March 31, 1997, 1996 and 1995, the Company purchased transportation and security equipment with direct installment and lease financing of $566,709, $354,493 and $54,000, respectively.

      The Company generally obtains short-term financing to meet its insurance needs. For the years ended March 31, 1997, 1996 and 1995, $576,991, $593,530, and $482,644, respectively, have been borrowed for this purpose. These borrowings have been excluded from the statements of cash flows.

      For the years ended March 31, 1997 and 1996, the Company accrued accumulated dividends of $129,030 and $119,460 and issued 782 and 724 additional shares of its Series A convertible preferred stock for the years ended March 31, 1997 and 1996, respectively, to its preferred stockholders. These charges to paid-in capital and credits to preferred stock have been excluded from the statements of cash flows.

      On December 30, 1996, the Company entered into an agreement for the sale of its Miami operations for a total consideration of $318,878, including $40,000 for related transportation and other equipment. The Company received $250,000 in cash and a note for $68,878. The resultant gain of $76,866 has been deferred pending collection of the note and the reduction of a guarantee provided by the Company in connection with this transaction. The deferred gain and the receipt of the note have been excluded from the statement of cash flows.

      In November, 1996, the Company finalized an agreement reached with ISS International Service System, Inc., whereby it has adjusted the notes payable to ISS from $1,000,000 to $500,000 in consideration for lost accounts and settlement of certain other claims. The resultant decreases in intangibles of $410,000 and notes payable of $500,000, offset by a net increase in accrued expenses of $90,000, have been excluded from the statement of cash flows.

      In November, 1996, the Company purchased certain guard service accounts for a total consideration of $144,966. The Company paid $36,241 and issued two short-term notes for $108,725. The cost of the guard service accounts and one of the related notes were subsequently reduced by $26,390 due to a retention adjustment. The issuance of the notes and subsequent retention adjustment have been excluded from the purchase of intangible assets in the statement of cash flows.

      In October, 1996, the Company purchased certain guard service accounts for a total consideration of $169,590. The Company paid $75,590 and issued 47,000 shares of its common stock at a capitalized value of $94,000. The issuance of common stock has been excluded from the purchase of intangible assets in the statement of cash flows.

      In August, 1996, the Company purchased certain guard service accounts for a total consideration of $606,164. The Company paid $115,000, issued two short-term notes for $191,164 and issued 150,000 shares of its common stock at a capitalized value of $300,000. The issuance of the notes and the common stock have been excluded from the purchase of intangible assets in the statement of cash flows.

      In July, 1996, the Company entered into a non-compete agreement with its former Treasurer for $180,000. This charge to intangible assets and credit to notes payable has been excluded from the statement of cash flows.

      In June, 1996, the Company negotiated a settlement with NSC Shareholder Trust in connection with a put offer given for common stock issued in consideration for the purchase of customer accounts. The resultant charge to paid-in capital and intangibles of $218,765 and $3,512, respectively, and credit to notes payable of $222,277 have been excluded from the statement of cash flows.

See accompanying notes and accountant's report

Command Security Corporation

Years Ended March 31, 1997, 1996 and 1995

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

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

      In January, 1996, the Company reached an agreement with a union covering certain guard service sites whereby it has converted amounts owed for past union contract health and welfare benefit obligations in the amount of $579,541 to a non interest bearing note payable over one and one-half years. The discounted amount of $536,103 has been reclassified to long-term debt and has been excluded from proceeds from other borrowings in the statement of cash flows.

      In December, 1995, the Company purchased certain guard service accounts and related assets for a total consideration of $201,497. The Company paid $120,254 and issued a short-term note for $81,243, payable in three quarterly installments. This amount has been excluded from the purchase of intangible assets in the statement of cash flows.

      In October, 1995, the Company sold its Boston office for a total consideration of $146,925. The Company received $75,000 in cash and a note for $71,925, which has been excluded from the proceeds from the sale of intangible assets in the statement of cash flows.

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

      On February 24, 1995, the Company purchased certain assets of United Security Group, Inc. A portion of the purchase price was paid in the form of assumed liabilities ($1,000,000) and short-term borrowings ($170,924). These amounts have been excluded from the purchase of intangible assets, changes in operating assets and liabilities and proceeds from other short-term borrowings. As part of the acquisition, the Company assumed certain capital lease obligations amounting to $134,872. This amount has been excluded from the purchase of equipment and proceeds from long-term debt.

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

      On August 29, 1994, the Company purchased certain customer lists of Applied Security Corporation in exchange for 64,500 shares of the Company's common stock which was valued at $179,688 at the date of acquisition. The issuance of the common stock has been excluded from the purchase of intangible assets in the statement of cash flows.

      In July, 1994, the Company reached an agreement with ISS International Service System, Inc., whereby it has adjusted the purchase price for accounts lost in connection with its October, 1993, acquisition of certain security guard assets. Under this agreement, the purchase price for customer lists has been reduced by $750,000 and the note in said amount, originally due on October 22, 1994, has been canceled. This amount has been excluded in the statement of cash flows from principal payments on other borrowings.

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

Command Security Corporation

Notes to Financial Statements
March 31, 1997, 1996 and 1995

1.  Business Description and Summary of Accounting Policies

    The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

    Principal business activities:

      Command Security Corporation (the Company) is a uniformed security guard service company operating in New York, Connecticut, California, New Jersey and Illinois. In December, 1996, the Company discontinued its operations in Florida. In addition, the Company also provides other security guard companies (service companies) in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue or gross profit.

    Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

    Intangible assets:

      Intangible assets are stated at cost and consist primarily of customer lists which are being amortized on a straight-line basis over five to fifteen years. The life assigned to customer lists acquired is based on management's estimate of the attrition rate. The attrition rate is estimated based on historical contract longevity and management's operating experience. Recoverability is evaluated annually based on anticipated expected future cash flows and actual customer attrition. Due to a significant recent increase in the attrition rate in connection with some of the Company's New York area customer lists, the Company has reduced the estimated remaining lives of these customer lists from 15 years to 5 years, resulting in an increase in amortization expense of $393,600 for the year ended March 31, 1997.

      During fiscal 1995, the Company adopted the provisions of the Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This statement requires that long-lived assets (e.g., certain intangibles) be reviewed for impairment whenever events indicate that the carrying amount of the assets may not be recoverable and provides guidelines for measuring the impairment. The adoption of SFAS 121 had no material impact on the financial position or results of operations of the Company.

Command Security Corporation

March 31, 1997, 1996 and 1995

1.  Business Description and Summary of Accounting Policies, continued

    Income/(loss) per common share:

      Income/(loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Warrants and stock options outstanding and preferred stock conversions were excluded from the computation for each period presented because their effect was antidilutive.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of the Company's primary and fully diluted earnings per share is not expected to be material.

    Accounting for stock options:

      During the year ended March 31, 1997, the Company adopted the Financial Accounting Standards Board Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in the determination of stock-based compensation expenses or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 and will provide pro forma disclosures as required by SFAS
      123. SFAS 123 did not have an impact on the Company's financial condition or results of operations.

2.  Continuity of Operations

      The Company's financial statements had been presented on a going concern basis. The Company's operations resulted in a net loss of $2,983,823 for the year ended March 31, 1995, and working capital deficit at March 31, 1995, of $531,602. At March 31, 1996 and 1995, the Company was in default of certain of its debt covenants; and, as described in Notes 14 and 19, there was litigation and a contingency for which the outcomes were uncertain. As a result, the independent accountant's report on the March 31, 1995, financial statements was modified, indicating that these factors raised substantial doubt about the Company's ability to continue as a going concern. The Company's viability as a going concern is dependent on it's ability to achieve profitability from its operations, it's ability to continue to obtain adequate financing and to favorably resolve the litigation and contingency.

      The Company's operations resulted in an operating profit for each of the years ended March 31, 1997 and 1996, in part due to management's development and implementation of a plan to reduce its administrative expenses primarily through synergies realized as a result of the elimination of duplicative overhead costs following the acquisition of United Security Group Inc. (United), increased profit margins and the reduction of professional fees expended in conjunction with certain litigation and regulatory requirements. The Company has working capital of $1,413,000 as of March 31, 1997, has cured previous non-financial covenant defaults and has been able to favorably resolve certain litigation in connection with an alleged assault by one of the Company's guards (see
      Note 14).

      Management anticipates a continued favorable financial impact from the United acquisition as well as continued savings from certain changes in its insurance arrangements, including the procurement of a workers compensation retro insurance policy based on incurred losses. Furthermore, management is of the opinion that the probability of claims and a resultant negative impact on operations and financial condition in connection with contingencies diminishes with time.

Command Security Corporation

March 31, 1997, 1996 and 1995

3.  Furniture and Equipment

      Furniture and equipment at March 31, consist of the following:

                                                         1997            1996

Transportation equipment                             $  955,195       $  750,751
Security equipment                                      397,746          481,191
Office furniture and equipment                        1,476,536        1,360,275
                                                     ----------       ----------
                                                      2,829,477        2,592,217
Less: Accumulated depreciation                        1,724,004        1,616,385
                                                     ----------       ----------
                                                     $1,105,473       $  975,832
                                                     ==========       ==========

      Depreciation expense for the years ended March 31, 1997, 1996 and 1995 was $360,116, $388,904, and $335,306, respectively.

4.  Intangible Assets

      Intangible assets at March 31, consist of the following:

                                                         1997            1996

Customer lists                                       $7,713,983       $7,834,914
Borrowing costs                                         165,000          497,233
Covenant not to compete                                 180,000           25,000
Goodwill                                                 34,007           34,007
                                                     ----------       ----------
                                                      8,092,990        8,391,154
Less: Accumulated amortization                        3,059,424        2,120,714
                                                     ----------       ----------
                                                     $5,033,566       $6,270,440
                                                     ==========       ==========

      Amortization expense for the years ended March 31, 1997, 1996 and 1995, was $1,773,599, $1,198,928, and $637,347, respectively. During fiscal years ended March 31, 1996 and 1995, the Company realized impairment losses of $101,002 and $165,105, respectively, on its purchased customer lists. During the year ended March 31, 1996, the Company recovered $64,688 in connection with a purchased customer list previously written off.

5.  Other Assets

      Other assets at March 31, consist of the following:

                                                         1997            1996

Restricted cash                                      $  813,430       $  393,678
Insurance deposits                                      469,858              -0-
Other deposits                                           92,707          156,589
Other receivables                                        14,255           33,275
                                                     ----------       ----------
                                                     $1,390,250       $  583,542
                                                     ==========       ==========

      Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers compensation claims. Insurance deposits represent estimated premium amounts returnable to the Company over a period of two to seven years based on the excess of premium deposits over actual workers compensation claims.

Command Security Corporation

March 31, 1997, 1996 and 1995

6.    Short-Term Borrowings

       Short-term borrowings at March 31, consist of the following:

                                                         1997            1996

Bank line of credit                                  $7,150,836       $5,964,204

Various insurance financing arrangements,
 interest ranging from 7.04% to 8.53%                   403,167          382,774

Other obligations                                       209,575          118,849
                                                     ----------       ----------
                                                     $7,763,578       $6,465,827
                                                     ==========       ==========

       In February, 1995, the Company entered into an agreement with the CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement. The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined, but in no event in excess of $10,000,000. At March 31, 1997, the Company had used $7,150,836 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly at 1.5% over prime, or 10.0% at March 31, 1997. The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the agreement is initially until February, 1999, with automatic two year renewal terms thereafter.

       The Corporation has obtained short-term financing in order to meet its insurance needs. Current required monthly payments are $59,654 through August, 1997, and $40,652 thereafter until November 1, 1997.


7.    Accounts Payable and Accrued Expenses

       Accounts payable and accrued expenses at March 31, consist of the following:

                                                         1997            1996

Trade accounts payable                               $  654,339       $  629,710
Payroll and related expenses                          2,187,132        2,281,946
Insurance                                                18,925          155,372
Interest                                                 37,160           33,250
Sales tax                                               249,411           87,807
Accrued professional fees                                50,000          203,165
Liabilities assumed in acquisitions                      33,067          123,003
Other                                                   112,088          247,380
                                                     ----------       ----------
                                                     $3,342,122       $3,761,633
                                                     ==========       ==========

       Accrued professional fees at March 31, 1996 includes $128,165 owed to a former employee in connection with an arbitration award issued. In accordance with the agreement, the Company issued on January 19, 1996, 152,774 shares of its common stock to an escrow agent as collateral for this debt. Upon payment of the obligation, these shares were returned to the Company and canceled in January, 1997.

8.  Deferred Revenue

      Deferred revenue of $391,685 and $133,303 included on the balance sheet at March 31, 1997 and 1996, represents gain on the sale of certain of the Company's service contracts and billings for services to service companies in exchange for notes and interest thereon. These gains have been deferred pending cash collections on the notes and elimination of certain debt guarantees extended (see Note 14).

Command Security Corporation

March 31, 1997, 1996 and 1995

9.  Long-Term Debt

      Long-term debt at March 31, consists of the following:

                                                         1997            1996

ISS International Service System, Inc., due March and
October, 1995, interest at prime, currently 8 5% (a)$       -0-       $1,000,000

William C. Vassell (Chairman of the Board), due
February, 1996, interest at 8%, unsecured                   -0-           42,500

NSC Shareholder Trust, due July, 1997, interest at 6%,
collateralized by common stock                           88,911              -0-

32 B-J Pension, Health and Annuity Fund, due
July, 1997, net of imputed interest of $2,769 and
$36,383, respectively (b)                               126,018          478,764

Deltec Development Corporation, due February 24,
1999, interest at 14% (c)                               750,000        1,125,000

Gordon Robinett (Director), due October, 1999,
no interest, collateralized by related covenant         135,000              -0-

Capital Resource Company, due January 5, 2000,
interest at 14%                                          81,246          103,083

Various installment loans due at various dates
through October, 2000, with interest ranging
from 3.8% to 15.90%                                     499,764          367,888

CIT Group/Credit Finance, Inc., due February 1, 2002
interest at prime plus 1.5%, currently 10.0% (d)        491,667              -0-
                                                     ----------       ----------
                                                      2,172,606        3,117,235
Less: Current maturities                                977,372        1,938,273
                                                     ----------       ----------
                                                     $1,195,234       $1,178,962
                                                     ==========       ==========

      (a) In October, 1993, the Company acquired the security guard business of ISS International Service System, Inc. ("ISS") and was obligated to ISS for a $1,000,000 note, originally due October, 1995. This note was renegotiated resulting in an agreement on July 22, 1994, whereby the purchase price for the customer list was reduced by $750,000, a related short-term note canceled and the $1,000,000 owed to ISS was modified to require a principal payment of $500,000 in March, 1995 with the remaining $500,000 due in October, 1995. In September, 1996, the Company renegotiated the balance due and finalized an agreement with ISS in October, 1996, whereby it has reduced the balance due to $500,000 in consideration for lost accounts and settlement of certain other claims. As of March 31, 1997, the balance has been paid in full and the related 238,000 shares of common stock given as collateral was returned to the Company in April, 1997.

      (b) In January, 1996, the Company reached an agreement in connection with the arbitration of certain union contract health and welfare benefit obligations whereby it paid $400,000 and signed a note with a face amount of $579,541 payable in eighteen monthly installments of $32,197 without interest. The installment obligation balance of $128,787 is shown on the balance sheet at March 31, 1997, net of a $2,769 discount based on the Company's average cost of borrowing at the time of the agreement, or 10.5%.

Command Security Corporation

March 31, 1997, 1996 and 1995

9.  Long-Term Debt, continued

      (c) The term loan from Deltec Development Corporation ("Deltec"), payable in quarterly installments of $93,750 plus interest at 14% per annum, is collateralized by substantially all of the assets of the Company and is subordinate to the CIT borrowings.

      (d) The term loan from CIT Group/Credit Finance, Inc., payable in monthly installments of $8,333 plus interest at prime plus 1.5% per annum, is collateralized with security pledged under the revolving loan and security agreement (see Note 6).

      The aggregate amount of required principal payments of long-term debt is as follows:

        Year ending:  March 31, 1998                   $     977,372
                      March 31, 1999                         748,404
                      March 31, 2000                         246,309
                      March 31, 2001                         108,054
                      March 31, 2002                          92,467
                                                       -------------
                                                       $   2,172,606
                                                       =============

10. Insurance Rebates

      In January, 1997 and 1996, the Company received rebates of $598,139 and $603,033, respectively, on its workers' compensation policies for the three year period ended September 30, 1995, based on a favorable loss ratio experience. Such rebates are non-contractual and are recorded when the amounts are ascertainable. As of October 1, 1995, the Company has procured a workers' compensation retro insurance policy and pays premiums based on incurred losses and, therefore, is no longer eligible for such rebates.

11. Self-Insurance

      The Company adopted a partially self-insured health insurance program that covers all eligible administrative personnel, effective as of March 1, 1997. There is a maximum of $30,000 per year per employee and an aggregate amount per year, based on the number of participants (currently 112 employees, or $385,700), that the Company can be responsible for. A stop-loss insurance policy covers all claims in excess of the above amounts.

      The Company has an insurance policy to cover workers compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Insurance providers assist the Company in determining its estimated liability for these claims.

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

      Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the company is liable under its self-insurance retention and retro workers compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current earnings.

Command Security Corporation

March 31, 1997, 1996 and 1995

12. Concentration of Risk

      The Company extends credit to the various service companies for which it administers billings, collection and payroll functions. At March 31, 1997 and 1996 the Company had loans and advances outstanding to current and former service companies of $1,137,453 and $569,195, net of reserves of $909,007 and $778,677, respectively. The notes are collateralized by customer lists and other general intangibles in accordance with the service company agreements. The service companies operate in New York, Florida, Illinois, New Jersey, Texas, Virginia, Arizona, California, Massachusetts and Washington.

      Geographic concentrations of credit risk with respect to trade receivables are primarily in the New York Metropolitan area consisting of 40% and 45% of total receivables as of March 31, 1997 and 1996, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the year ended March 31, 1997, the Company generated 24% of its revenue from the commercial airline industry. The Company's remaining customers are not concentrated in any specific industry.

      The Company maintains its cash accounts in commercial banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation
      (FDIC) up to $100,000.

13. Lease Commitments

      The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $631,000, $778,000, and $609,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

      The Company leases certain equipment and vehicles under agreements which are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 1997, are $355,054 and $95,939, respectively.

      The future minimum payments under long-term noncancellable capital and operating lease agreements are as follows:
                                                   Capital        Operating
                                                   Leases           Leases
                                                 -----------     -----------

        Year ending:  March 31, 1998             $    77,047     $   437,412
                      March 31, 1999                  58,089         226,790
                      March 31, 2000                  27,123         211,790
                      March 31, 2001                   2,932         177,509
                      March 31, 2002                   1,045         120,567
                                                 -----------     -----------
                                                 $   166,236     $ 1,174,068
                                                 ===========     ===========

14. Contingent Liabilities

      The Company has guaranteed certain installment loans extended to various service companies and customer list purchasers by Capital Resources Company. The total outstanding balance of such loans as of March 31, 1997, was approximately $1,140,200.

      An action was commenced against the Company and the City of New York on or about August 20, 1992. This action sought $3 million in damages together with $9 million in punitive damages arising from injuries allegedly sustained by the plaintiff as a result of an assault by one of the Company's guards, while said guard was on duty. This suit has been turned over to the insurance carrier for defense. Insurance coverage is limited to $6 million covering this claim. Punitive damages, if any, may not be covered under the Company's insurance policy. On February 7, 1997, the Company was informed that this suit was settled by the insurance carrier for $175,000. The remaining liability of the Company under its risk retention in connection with this claim of $7,271 has been accrued in the financial statements as of March 31, 1997.

Command Security Corporation

March 31, 1997, 1996 and 1995

14. Contingent Liabilities, continued

      In August, 1992, the Company commenced action against a former service company client for non-payment of obligations owed by the service company to the Company. At approximately the same time, the service company initiated suit for non-performance of the Company in connection with the terms of the service agreement seeking compensatory damages in an unspecified amount. In April, 1997, the Company and the former service company client entered into a settlement where all claims against the Company were resolved without payment of any money by the Corporation. The Company continues to pursue its own claims against related entities and guarantors for recovery of accounts and notes receivable, rights to service fees and legal expenses. Amounts due in connection with these claims, which approximate $495,000 plus interest and legal fees, have been fully reserved.

      In October, 1996, the Company reached an agreement with ISS International Service System, Inc. (ISS) to settle all pending issues in connection with its October, 1993, acquisition of certain security guard assets. Under the terms of the agreement, the purchase price of the assets has been adjusted and the amount owed by the Company to ISS has been reduced from $1,000,000 to $500,000, $100,000 of which was paid at the time of the agreement and the remaining $400,000 was paid in February, 1997. The 238,000 newly issued shares of the Company's common stock which it held as collateral were returned in April, 1997.

      The Private Placement Memorandum issued in connection with the Company's 1993 Private Placement and the interim financial reports for the first three quarters in the fiscal years ended March 31, 1994 and 1995, filed by the Company contained financial information which has since been restated. It is possible that the purchasers of Units pursuant to the 1993 offering and the purchasers of Shares in connection with the offerings that were consummated in February 1995, may make a claim for, among other things, rescission of their investment, which totaled $4,000,000 in the 1993 offering and approximately $4,160,000 in the 1995 offerings, plus interest, alleging, in each case, as the basis, the above-mentioned restatements. Additional expenditures in the form of damages and fees, if any, are not quantifiable. Other causes of action against the Company based on federal and/or state securities laws are also possible. No such claims have been received by the Company to date. If the Company were to become involved in litigation arising from these circumstances, the Company's results of operations and financial condition may be materially adversely affected due to the drain on cash and management resources. Management is of the opinion that the probability of claims and a resultant negative impact on the Company's operations and financial condition has diminished with time.

15. Stock Option Plan and Warrants

      In May, 1990, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 107,500 shares at an exercise price which cannot be less than the fair market value of the shares on the date the options are granted.

      The Company issued warrants to its former Treasurer to purchase 107,500 shares of its common stock at an exercise price of $5 per share. In July, 1996, the exercise price of these warrants was adjusted to $2.50 and the expiration date extended to July, 2000.

      On April 8, 1991, as amended on June 18, 1991, the Board of Directors approved the issuance to each of the Company's President (now Chairman of the Board) and former Treasurer, for $100, a five-year warrant to purchase 175,000 and 60,000 shares of common stock, respectively, at an exercise price of $3.375 per share, the market value at the time of the grant. The warrants vested on March 31, 1992. The exercise price was adjusted to $3.25, fair value on date of adjustment, and the expiration date extended to April, 1998, during fiscal 1994. The exercise price for the warrant extended to the former Treasurer was adjusted again in July, 1996 to $2.50 per share and the expiration date extended to July, 2000.

Command Security Corporation

March 31, 1997, 1996 and 1995

15. Stock Option Plan and Warrants, continued

      In May 1992, the Board of Directors approved the issuance to the Company's Chairman, former Treasurer and Board member a five year warrant to purchase 125,000, 60,000 and 10,000 shares of common stock, respectively, at an exercise price of $3.88 per share, the fair market value at the time of the grant. The exercise price was adjusted to $3.25, the fair value on date of adjustment, and the expiration date extended to May, 1999, during fiscal 1994. The exercise price for the warrant extended to the former Treasurer was adjusted again in July, 1996 to $2.50 per share and the expiration date extended to July, 2000.

      Pursuant to the 1993 Private Placement (see Note 19), the Company issued Unit Warrants to purchase an aggregate of up to 800,000 shares to investors and warrants to purchase 160,000 shares to the placement agent. Each Unit Warrant represents the right to purchase one-half of a share at a price of $4.50 per full share. The placement agent warrants are exercisable at $2.50 per share. The Company has the right to redeem the Unit Warrants at $0.10 per warrant at any time after April 27, 1994, if, at any time, the mean of the closing market price quotations for the shares over 20 consecutive trading days is at least $6.00 or the closing market price quotations for the shares is at least $6.00 for 10 consecutive trading days. During the fiscal year ended March 31, 1995, the exercise price of the Unit Warrants was adjusted to $3.50 per full share, the fair value on the date of adjustment. On October 4, 1996, the Board extended the expiration date of the warrants to October, 1997.

      The Company entered into a Consultant's Agreement dated November 1, 1993, under which the Company has agreed to issue stock or warrants in exchange for consulting services. The aggregate value of such stock or warrants to be granted will not exceed $300,000. During the fiscal year ended March 31, 1994, the Company issued warrants for 200,000 shares and in July, 1994 issued additional warrants for 100,000 shares. The warrants are exercisable at $2.375 per share and expire in July, 1997. The Company has reserved 150,000 common shares to provide for the exercise of the rights represented by these warrants. At the consultant's election, either the warrants can be exercised or the common shares may be released out of escrow to the extent that either will provide the consultant $300,000 of compensation. As of March 31, 1997, neither election has been exercised by the consultant.

      On December 16, 1993, the Company granted to the Chairman of the Board a five-year warrant for 500,000 shares of common stock at an exercise price of $3.75, the fair value at time of grant, for services rendered in connection with the ISS acquisition. On March 31, 1995, the Chairman relinquished and waived his right to purchase 275,000 shares underlying this warrant. The warrant expires in December, 1998.

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

      On September 28, 1994, the Company issued a warrant for 25,000 shares of common stock exercisable at $3.63 per share in connection with the signing of a non-employer of record service agreement to provide scheduling, payroll, billing and receivable financing services for an independent guard service company. The warrant expires in October, 1997.

      On February 24, 1995, the Company issued warrants for 250,000 shares of common stock to a firm owned by a member of the Company's Board of Directors and warrants for 50,000 shares of common stock to a lender who provides the Company's working capital line of credit, respectively, in connection with the financing for the acquisitions of the security guard business of United Security Group Inc. The warrants are exercisable at $2.22 and $2.10 per share and expire in February 1998 and 2001, respectively.

      On October 4, 1996, the Company issued warrants for 35,000, 150,000, 10,000 and 10,000 shares of common stock to the Company's Chief Financial Officer and three Board members, respectively. The warrants are exercisable at $1.875 and expire on September 30, 2001.

      On November 25, 1996, warrants to purchase 50,000 shares of common stock were subscribed to for $500 by the Company's public relations firm. The warrants are exercisable at $2.25 per share and expire in November, 2001.

Command Security Corporation

March 31, 1997, 1996 and 1995

15. Stock Option Plan and Warrants, continued

      Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

      The following is a summary of activity related to all Company stock option and warrant arrangements:

                                             Options                    Warrants
                                  ---------------------------   -------------------------
                                     Exercise       Number of     Exercise      Number of
                                      Price          Shares         Price        Shares
                                  -------------     ---------   -------------   ---------
       Outstanding at
         April 1, 1994            $3.25* - $5.00     122,500    $2.38 - $6.00   2,165,000

       Granted                              2.25      45,000     2.10 -  3.63     725,000
       Expired/Canceled                                          3.00 -  3.75    (540,000)
                                  -------------      -------    -------------   ---------

       Outstanding at
         March 31, 1995            2.25 -  5.00      167,500     2.10 -  6.00   2,350,000

       Expired/Canceled                    5.00       (7,500)            6.00     (75,000)
                                  -------------      -------    -------------   ---------

       Outstanding at
         March 31, 1996            2.25 -  2.50*     160,000     2.10 -  3.75   2,275,000

       Granted                                                   1.87 -  2.25     255,000
                                  -------------      -------    -------------   ---------

       Outstanding at
         March 31, 1997           $2.25 - $2.50      160,000    $1.87 - $3.75   2,530,000
                                  =============      =======    =============   =========

       * Adjusted

       At March 31, 1997, there were 160,000 and 2,530,000 options and warrants outstanding, respectively, exercisable at prices ranging from $1.87 to $3.75, and 2,737,500 shares reserved for issuance under all stock arrangements.

       As disclosed in Note 1, the Company continues to follow the provisions of APB 25, "Accounting for Stock Issued to Employees," when determining the value of stock based compensation. Accordingly, no compensation expense has been recognized for its stock based compensation. If the Company had used the fair value method of accounting for stock based compensation, net income would have been reduced by approximately $45,000, or $.01 per share, for the year ended March 31, 1997. The impact of the fair value method takes into account options and warrants granted since April 1, 1995. This amount is likely to increase in the future as additional options and warrants are granted and amortized ratably over the vesting periods. The weighted fair value of options and warrants granted during the year ended March 31, 1997, was $.18. There were no options or warrants issued during the year ended March 31, 1996. For the year ended March 31, 1997, the fair value was estimated using the excercise price on the date of the grant and the following assumptions: risk free interest rate of 5.41%, volatility of 64.30% and a dividend yield of 0.00%.

16.   Deferred Stock Compensation Expense

       In May 1990, the President (now Chairman of the Board) and then sole shareholder of the Company sold 43,000 shares of his stock in the Company to the then Treasurer of the Company at a price below that of the anticipated public offering. As a result, the Company recognized deferred compensation expense of $129,000 and has amortized the deferred cost over five years, the vesting period, with a corresponding credit to paid-in capital. At March 31, 1997, the amount was fully amortized.

Command Security Corporation

March 31, 1997, 1996 and 1995

17.   Income Taxes

      Income tax expense/(benefit) for the years ended March 31 consists of the following:

                                       1997          1996          1995
      Current:
        Federal                     $(181,066) $        -0-     $(451,955)
        State and local                   -0-           -0-       (35,807)
                                    ---------     ---------     ---------
                                     (181,066)          -0-      (487,762)
                                    ---------     ---------     ---------
      Deferred:
        Federal                        28,400      (209,680)      434,317
        State and local                12,306       (90,861)           (3)
                                    ---------     ---------     ---------
                                       40,706      (300,541)      434,314
                                    ---------     ---------     ---------
      Income tax benefit            $(140,360)    $(300,541)    $ (53,448)
                                    =========     =========     =========

       The current income tax benefit for March, 1997, consists of the reversal of a previously established allowance in connection with certain Federal net operating loss carry-backs.

       The differences (expressed as a percentage of pretax income) between the statutory Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

                                                  1997     1996     1995

      Statutory federal income tax rate           34.0     34.0      34.0
      State and local income taxes,
        net of federal benefit                     9.8      9.8       9.8
      Valuation allowance and reserves           (82.9)  (178.0)    (40.7)
      Permanent differences                       (6.2)    (8.2)     (1.3)
                                                  ----    -----      ----
      Effective tax rate                         (45.3)% (142.4)%    1.8%
                                                  ====    =====      ====

      The significant components of deferred tax assets and liabilities as of March 31, 1997 and 1996 are as follows:

                                                       1997             1996
Current deferred assets:
 Accounts receivable                                $   98,377       $  164,225
 Accrued expenses                                      269,404          336,502
                                                    ----------       ----------
                                                       367,781          500,727
 Valuation allowance                                  (367,781)        (500,727)
                                                    ----------       ----------
  Net current deferred asset                        $      -0-       $      -0-
                                                    ==========       ==========

Non-current deferred assets/(liabilities):
 Notes receivable                                   $  312,608       $  293,875
 Equipment                                             (79,138)         (64,890)
 Intangible assets                                     591,649          657,136
 Self-insurance                                        188,693          184,222
 Deferred revenue                                       99,127           36,753
 Net operating loss carryover                          527,551          870,618
                                                    ----------       ----------
                                                     1,640,490        1,977,714
 Valuation allowance                                (1,380,655)      (1,677,173)
                                                    ----------       ----------
  Net non-current deferred asset                    $  259,835       $  300,541
                                                    ==========       ==========

       The valuation allowance increased by $1,235,141 during the year ended March 31, 1995 and decreased by $300,541 and $429,464 during the years ended March 31, 1996 and 1997, respectively. Federal and State net operating loss carry-overs were approximately $1,094,800 and $1,479,000, respectively, at March 31, 1997.
       They begin to expire in 2010.

Command Security Corporation

March 31, 1997, 1996 and 1995

18.   Service Agreements

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

       The following is a summary of the service companies' activities for the years ended March 31, 1997, 1996 and 1995, respectively, the components of which have been excluded from the Company's financial statements:

                                               1997        1996          1995
Service companies' guard
 service revenue                           $17,241,188  $20,267,157  $19,671,179
Cost of revenue                             13,757,683   16,657,284   15,600,251
                                           -----------  -----------  -----------
Gross profit                                 3,483,505    3,609,873    4,070,928
Service companies' share of gross profit     2,455,187    2,365,104    2,778,985
                                           -----------  -----------  -----------
                                             1,028,318    1,244,769    1,291,943
Other service revenue                          442,995      275,034          -0-
                                           -----------  -----------  -----------
Service contract revenue                   $ 1,471,313  $ 1,519,803  $ 1,291,943
                                           ===========  ===========  ===========

       The Company has extended various operating loans to these service companies. Interest charged varies between 2% above the prime lending rate of the Chase Manhattan Bank and 14% per annum. Principal repayment terms extend through the fiscal year ending March 31, 2002. In addition, the Company has guaranteed bank loans to certain service companies (see
       Note 14).

19.   Private Placements

       During January and February, 1995, the Company completed several private equity offerings including the issuance of 9,061 shares of convertible preferred stock with a liquidation value of $165 per share for a total of $1,495,065 (each share of preferred stock is convertible into 100 shares of the Company's common stock, provides a yield of 8% per annum and is redeemable upon certain future financing events); 950,002 shares of common stock for a total of $1,377,500 pursuant to an offering exempt from registration under Regulation D; and 1,137,506 shares of common stock for a total of $1,287,174 pursuant to various offerings exempt from registration under Regulation S promulgated under the Securities Act of 1933. In addition, the Company issued warrants to purchase 250,000 shares to the placement agent. Proceeds to the Company, net of placement agent fees of $356,000 and offering costs of $281,397, amounted to $3,522,342.

       In October, 1993, the Company completed a private placement of 1,600,000 units, at $2.50 per unit, each consisting of one share of the Company's common stock and one three year redeemable warrant to purchase one-half common share. In addition, the Company issued warrants to purchase 160,000 shares to the placement agent (see Note 15). Proceeds to the Company, net of placement agent fees of $520,000 and offering costs of $156,926, amounted to $3,323,074. The Company was obligated to register the shares issued in connection with this offering by February, 1994, and has attempted to do so. The registration, however, was not completed until November, 1995, and in December, 1994, the Company authorized the issuance of an additional 400,000 shares to the initial investors in accordance with the provisions of the private placement agreement.

       In connection with the above private placement offerings, the Company has certain risks that are described in Note 14.

Command Security Corporation

March 31, 1997, 1996 and 1995

20. Preferred Stock

      The Board of Directors has been authorized to issue preferred stock in series and to fix the number, designation, relative rights, preferences and limitations of each series of such preferred stock. Of the 1,000,000 shares authorized for issuance, 10,567 have been designated as Series A Convertible Preferred Stock ("Series A").

      The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable by the issuance of additional Series A stock until such time as all amounts due on the Deltec debt (see Note 9) have been paid in full and then in cash thereafter. During the years ended March 31, 1997 and 1996, 782 and 724 Series A shares have been issued, representing dividends accrued through February 24, 1997 and 1996, respectively. Accrued dividends at March 31, 1997, approximated 81 shares of Series A stock ($13,400). Upon liquidation or redemption the Series A shareholders are entitled to $165 per share.

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

21. Fair Value

      The fair value of the Company's long-term notes receivable is based on the current rates offered by the Company for notes of the same remaining maturities. The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 1997, the fair value of long-term notes receivable and long-term debt approximates their carrying amounts.

22. Acquisitions

      On February 24, 1995, the Company acquired the security guard and related businesses of United Security Group Inc. The assets acquired consist primarily of accounts receivable, customer lists and equipment. The $5 million purchase price was provided by payment of $4 million in cash and $1 million in assumed liabilities. This acquisition was accounted for as a purchase. The financial statements include the operations of United from the acquisition date. The customer list is included in intangible assets and is being amortized on a straight-line basis over 5 years, the estimated economic life of the list.

      During fiscal year 1995, the Company acquired several smaller security guard businesses, principally customer lists for an aggregate cost of approximately $845,000, payable in cash, notes and Company stock. Common stock issued in connection with these acquisitions amounted to 195,724 shares with a fair value of $457,000 on date of issue.

23. Related Party Transactions

      The Company's former general counsel is also a member of the Board of Directors. Legal fees paid amounted to $4,202, $1,826 and $28,074 for the years ended March 31, 1997, 1996 and 1995, respectively.

      A director of Deltec International SA, the parent of Deltec Development Corporation, the subordinated debt lender to the Company (see Note 9), is also a member of the Board of Directors of the Company. Interest paid in connection with this debt amounted to $137,813 and $192,318 for the years ended March 31, 1997 and 1996, respectively. Fees paid to Deltec in connection with the February 24, 1995 financing amounted to $180,000. In addition, Deltec acquired 3,000 shares of the Company's preferred stock at a cost of $495,000 (see Note 20). Dividends accrued and paid in additional shares of preferred stock for the years ended March 31, 1997 and 1996, amounted to $42,735 and $39,600, or 259 and 240 shares, respectively. Expenses of $28,670 were paid on behalf of this director as compensation for services rendered.

Command Security Corporation

March 31, 1997, 1996 and 1995

23. Related Party Transactions, continued

      Another member of the Company's Board of Directors and a shareholder is an officer/director of Sands Brothers & Co. (Sands), which has provided financial advisory services and acted as private placement agent in connection with the Company's private placement offerings. Fees paid to Sands in connection with these offerings and other consulting services amounted to $664,000 during the year ended March 31, 1995. In addition, Sands received warrants for the purchase of 350,000 shares of the Company's common stock in fiscal 1995 (see Note 15).

24. Fourth Quarter Adjustments

      During the year ended March 31, 1995, the Company had fourth quarter adjustments which included an increase in self-insurance reserves ($188,000), establishment of reserves for litigation ($154,000), an increase in reserve for doubtful accounts and notes receivable ($1,225,000), write-off of intangible assets ($165,000) and accrual for employee health and welfare benefits ($683,000). The aggregate effect of such adjustments was to increase net loss and net loss per share by approximately $2,415,000 and $.56, respectively.

25. Operating Licenses

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

                          COMMAND SECURITY CORPORATION

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                                                                    Against
                                                                                                    Amounts
                                                                      Balance at    Charged to        Due           Charged
                                                                      Beginning     Costs and      to Service       to Other
                                                                      of Period      Expenses      Companies        Accounts
                                                                      ---------      --------      ---------        --------
Year ended March 31, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts receivable - current maturities    $  842,006    $316,828       $ 47,024        $
    Allowance for doubtful notes receivable - current maturities          362,164      43,565                         11,000(1)

    Allowance for other doubtful receivables - current maturities          17,372      86,766                         33,924(2)
    Allowance for doubtful notes and long-
       net of current maturities                                          737,436                                    (11,000)(1)
                                                                                                                      58,924(2)
Year ended March 31, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts receivable - current maturities       903,899     203,307         57,285          58,608(1)
    Allowance for doubtful notes receivable - current maturities          340,045                                     22,119(1)
    Allowance for other doubtful receivables - current maturities         122,513                     69,280         (54,557)(1)
    Allowance for doubtful notes and long-term receivables,
      net of current maturities                                         1,650,272     150,000        115,616(3)      (26,170)(1)

Year ended March 31, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts receivable - current maturities       680,613     637,065         82,375
    Allowance for doubtful notes receivable - current maturities          274,652      65,393
    Allowance for other doubtful receivables - current maturities                     122,513
    Allowance for doubtful notes and long-term receivables,
      net of current maturities                                           398,351     952,489        194,291        $105,141(3)

                                                                                    Uncollectible
                                                                                       Accounts          Balance
                                                                                        Written         at End of
                                                                      Recoveries          Off            Period
                                                                      ----------          ---            ------
Year ended March 31, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts receivable - current maturities    $90,011         $496,226       $  619,621
    Allowance for doubtful notes receivable - current maturities                                         450,653

    Allowance for other doubtful receivables - current maturities                                        104,138
    Allowance for doubtful notes and long-
       net of current maturities                                                                         785,360

Year ended March 31, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts receivable - current maturities                     381,093          842,006
    Allowance for doubtful notes receivable - current maturities                                         362,164
    Allowance for other doubtful receivables - current maturities       18,253          101,611           17,372
    Allowance for doubtful notes and long-term receivables,
      net of current maturities                                        220,918          931,364          737,436

Year ended March 31, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts receivable - current maturities    111,107          385,047          903,899
    Allowance for doubtful notes receivable - current maturities                                         340,045
    Allowance for other doubtful receivables - current maturities                                        122,513
    Allowance for doubtful notes and long-term receivables,
      net of current maturities                                                                        1,650,272

----------
(1)   Represents reclassifications between short-term and long-term receivables.
(2) Represents retention and other adjustments related to customer list purchases.
(3)   Represents interest income reduction related to non-performing receivable.