Form 10-Q
period 1997-06-30
COMMAND SECURITY CORP
filed 1997-08-11
CIK 864509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _________________

                         Commission file number 0-18684

                          Command Security Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                        14-1626307
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

Lexington Park, LaGrangeville, New York                        12540
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

Yes |X|  No |_|

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,718,021 (as of August 8, 1997).

                          COMMAND SECURITY CORPORATION

                                      INDEX

PART I.    Financial Information                                 Page No.
                                                                 --------
Item 1.    Financial Statements

           Condensed Statements of Operations -
             three months ended June 30, 1997
             and 1996 (unaudited)                                   2

           Condensed Balance Sheets -
             June 30, 1997 and March 31, 1997
             (unaudited)                                            3

           Condensed Statements of Stockholders' Equity -
             three months ended June 30, 1997 and 1996
             (unaudited)                                            4

           Condensed Statements of Cash Flows three months
             ended June 30, 1997 and 1996 (unaudited)             5 - 6

           Notes to Condensed Financial Statements                7 - 9

Item 2.    Management's Discussion and Analysis of
             Results of Operations and Financial Condition       10 - 11

PART II.   Other Information

Item 1.    Legal Proceedings                                        12

Item 6.    Exhibits and Reports on Form 8-K                         12

Signature                                                           13

PART I.   Financial Information

Item 1.   Financial Statements

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                    ---------------------------
                                                      June 30,       June 30,
                                                        1997           1996
                                                    ------------   ------------
Revenue                                             $ 11,788,480   $ 12,000,789

Cost of revenue                                       10,158,242     10,040,157
                                                    ------------   ------------

Gross profit                                           1,630,238      1,960,632

Service contract revenue (note 1)                        427,793        327,772
                                                    ------------   ------------
                                                       2,058,031      2,288,404
                                                    ------------   ------------
Operating expenses
  General and administrative expenses                  1,817,165      1,635,323
  Amortization of intangibles                            413,009        445,791
  Provision for doubtful accounts                        159,119         63,086
                                                    ------------   ------------
                                                       2,389,293      2,144,200
                                                    ------------   ------------

Operating profit/(loss)                                 (331,262)       144,204

Interest income                                          104,820         59,801
Management fees                                           35,000            -0-
Interest expense                                        (273,420)      (281,920)
Equipment dispositions                                   (11,372)       (11,968)
                                                    ------------   ------------

Loss before income taxes                                (476,234)       (89,883)

Provision for income taxes                                   -0-            -0-
                                                    ------------   ------------

Net loss                                                (476,234)       (89,883)

Preferred stock dividends                                (34,871)       (32,291)
                                                    ------------   ------------

Net loss applicable to
 common stockholders                                $ (511,105 )   $   (122,174)
                                                    ============   ============

Net loss per common share                           $       (.07)  $       (.02)
                                                    ============   ============

Weighted average number
 of common and common
 equivalent shares outstanding                         6,859,578      6,764,206
                                                    ============   ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                     June 30,      March 31,
                                                       1997           1997
                                                   ------------   ------------
ASSETS

Current assets:
  Accounts receivable - net                        $ 11,809,947   $ 12,771,692
  Notes receivable, current maturities - net            127,842        218,267
  Prepaid expenses                                      695,926      1,322,918
  Other receivables - net                               564,161        699,248
                                                   ------------   ------------
    Total current assets                             13,197,876     15,012,125

Property and equipment - net                          1,155,597      1,105,473

Other assets:
  Notes and accounts receivable
   due after one year - net                             302,913        387,327
  Intangible assets - net                             4,785,241      5,033,566
  Deferred income taxes                                 259,835        259,835
  Other assets                                        1,562,872      1,390,250
                                                   ------------   ------------
    Total other assets                                6,910,861      7,070,978
                                                   ------------   ------------

Total assets                                       $ 21,264,334   $ 23,188,576
                                                   ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                   $    397,187   $    753,644
  Current maturities of long-term debt                  818,583        977,372
  Current maturities of obligations under
    capital leases                                       85,566         77,047
  Short-term borrowings                               7,367,325      7,763,578
  Accounts payable                                      541,763        654,339
  Due to service companies                              517,833        685,150
  Accrued payroll and other expenses                  2,402,018      2,687,783
                                                   ------------   ------------
    Total current liabilities                        12,130,275     13,598,913

Deferred revenue                                        356,685        391,685
Self-insurance reserves                                 638,469        438,820
Long-term debt due after one year                     1,036,429      1,195,234
Obligations under capital leases due after
  one year                                              103,975         89,189
                                                   ------------   ------------
                                                     14,265,833     15,713,841
                                                   ------------   ------------

Redeemable, convertible Series A preferred stock      1,778,426      1,743,555
                                                   ------------   ------------

Stockholders' equity:
  Common stock, $.0001 par value                            807            842
  Additional paid-in capital                          9,862,483      9,897,319
  Retained earnings/(deficit)                        (4,640,215)    (4,163,981)
  Treasury stock at cost                                 (3,000)        (3,000)
                                                   ------------   ------------
    Total stockholders' equity                        5,220,075      5,731,180
                                                   ------------   ------------

Total liabilities and stockholders' equity         $ 21,264,334   $ 23,188,576
                                                   ============   ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                              Retained
                                    Common      Paid-In       Earnings       Treasury
                                    Stock       Capital       (Deficit)       Stock
                                    -----       -------       ---------       -----
Balance at March 31, 1996         $     812   $ 9,805,425   $(4,614,011)    $ (3,000)

Exercise of common stock put                     (218,765)

Preferred stock dividends                         (32,291)

Net loss - three months ended
 June 30, 1996                                                  (89,883)
                                  ---------   -----------   -----------     --------

Balance at June 30, 1996                812     9,554,369    (4,703,894)      (3,000)

Common stock issued                      21       439,198

Issuance/(return) of
  escrowed common stock
    Note collateral                      24           (24)
    Accrued fees                        (15)           15

Common stock warrants subscribed                      500

Preferred stock dividends                         (96,739)

Net income - nine months ended
 March 31, 1997                                                 539,913
                                  ---------   -----------   -----------     --------

Balance at March 31, 1997               842     9,897,319    (4,163,981)      (3,000)

Return of escrowed
 common stock
   Note collateral                      (35)           35

Preferred stock dividends                         (34,871)

Net loss - three months ended
 June 30, 1997                                                 (476,234)
                                  ---------   -----------   -----------     --------

Balance at June 30, 1997          $     807   $ 9,862,483   $(4,640,215)    $ (3,000)
                                  =========   ===========   ===========     ========


            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                      --------------------------
                                                        June 30,      June 30,
                                                          1997         1996
                                                      -----------   -----------
Cash flow from operating activities:
  Net loss                                            $  (476,234)  $   (89,883)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Depreciation and amortization                        503,366       531,933
     Provision for doubtful accounts                      159,119        63,086
     Loss on equipment dispositions                        11,372        11,968
     Self-insurance reserves                              313,737        18,116
     Decrease in receivables,
      prepaid expenses and deposits                     1,451,647       722,547
     Decrease in accounts payable
      and other current liabilities                      (679,746)     (585,404)
                                                      -----------   -----------
       Net cash provided by operating activities        1,283,261       672,363
                                                      -----------   -----------

Cash flows from investing activities:
  Purchases of equipment                                  (47,120)      (29,716)
  Proceeds from sale of equipment                           1,330        25,606
  Purchase of intangible assets                           (76,717)          -0-
  Notes issued                                                -0-       (60,000)
  Principal collections on notes receivable                80,275        82,186
                                                      -----------   -----------
    Net cash provided by/(used in) investing
      activities                                          (42,232)       18,076
                                                      -----------   -----------

Cash flows from financing activities:
  Net repayments on line-of-credit                       (286,608)     (774,025)
  Increase/(decrease) in cash overdrafts                 (356,457)      580,103
  Principal payments on other borrowings                 (583,000)     (484,292)
  Principal payments on capital lease obligations         (14,964)      (12,225)
                                                      -----------   -----------
    Net cash used in financing activities              (1,241,029)     (690,439)
                                                      -----------   -----------

Net decrease in cash
 and cash equivalents                                         -0-           -0-
Cash and cash equivalents
 at beginning of period                                       -0-           -0-
                                                      -----------   -----------
    Cash and cash equivalents
     at end of period                                 $       -0-   $       -0-
                                                      ===========   ===========


            See accompanying notes to condensed financial statements.

                                                                     (Continued)
                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information

 Cash paid during the three months ended June 30 for:
                                                           1997        1996
                                                        ---------    ---------
  Interest                                              $ 288,823    $ 276,594
  Income taxes                                                 -0-          -0-

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the three months ended June 30, 1997 and 1996, the Company purchased transportation and office equipment with direct installment and lease financing of $106,063 and $126,745, respectively.

For the three months ended June 30, 1997 and 1996, the Company accrued dividends of $34,871 and $32,291, respectively, on its Series A convertible preferred stock. These charges to paid-in capital and credits to preferred stock have been excluded in the statement of cash flows.

In June, 1997, the Company purchased certain guard service accounts for a total consideration of $144,684. The Company paid $56,717, issued a note for $56,717 and entered into an agreement for consulting services for $31,250 to effect the transition of the accounts. The non-cash portions have been excluded from the purchase of accounts and issuance of notes in the statement of cash flows.

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

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the year ended March 31, 1997.

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at June 30, 1997, and for the period then ended. All such adjustments are of a normal recurring nature.

1.)   Service Companies:

      The following is a summary of the service companies' activities for the three months ended June 30, 1997 and 1996, respectively, the components of which have been excluded from the Company's financial statements:

                                                 Three Months Ended
                                             ---------------------------
                                               June 30,        June 30,
                                                1997             1996
                                             ----------       ----------
Service companies' guard
 service revenue                             $4,869,219       $3,754,033

Cost of revenue                               3,736,950        3,123,975
                                             ----------       ----------

Gross profit                                  1,132,269          630,058

Service companies' share
 of gross profit                                841,018          406,062
                                             ----------       ----------
                                                291,251          223,996

Other service revenue                           136,542          103,776
                                             ----------       ----------

Total service contract revenue               $  427,793       $  327,772
                                             ==========       ==========

                                                                     (Continued)
                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

2.)   Short-Term Notes Payable:

      In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement (the "agreement"). The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At June 30, 1997, the Company had used $6,864,228 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly, at 1.5% above prime (10% at June 30, 1997). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the agreement is initially until February, 1999, with automatic two year renewal terms thereafter.

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

4.)   Self-Insurance

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

                                                                     (Continued)
                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5.)   Contingent Liabilities:

      The Company has guaranteed certain installment loans extended to various service companies by Capital Resources Company. The total outstanding balance on such loans as of June 30, 1997, was approximately $1,081,000.

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

Revenue decreased by $212,309 for the quarter ended June 30, 1997 to $11,788,480, from $12,000,789 for the quarter ended June 30, 1996. Revenue increased for the quarter by $528,000 as a result of an acquisition in September, 1996. This was offset by $483,000 due to the sale, in December, 1996, of the Miami operation. The remaining decrease of $257,000 is due to contract cancellations net of new contracts starts.

Gross profit decreased by $330,394 to $1,630,238 or 13.8% of revenue for the quarter ended June 30, 1997, compared to $1,960,632 or 16.3% of revenue for the quarter ended June 30, 1996. Of this decrease, $295,000 is the result of a higher provision for self insurance reserves (SIR). The remaining decrease of $35,000 was due to lower revenue. The SIR charge is based on actuarial computations and the timing of reported claims and, therefore, at this time it is not known if the increase will continue in future periods. The increase for the current quarter is not necessarily indicative of a trend.

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

Service contract revenue increased by $100,021 to $427,793 in the quarter ended June 30, 1997 from $327,772 in the quarter ended June 30, 1996. This increase is due to higher volume of sales generated by service agreement clients under both the employer of record and non-employer of record programs.

General and administrative expenses increased by $181,842 to $1,817,165 for the quarter ended June 30, 1997 from $1,635,323 for the quarter ended June 30, 1996. The major areas of increase are rent and utilities ($12,300), telephone ($31,000), travel and promotion ($52,300) due to increased internal marketing efforts, insurance expense ($52,700), professional fees ($45,300) and bank fees ($28,700). This was partially offset by lower salaries ($46,800).

Amortization of intangibles decreased by $32,782 to $413,009 for the quarter ended June 30, 1997 compared to $445,791 for the prior year's quarter. This is primarily due to the fact that the capitalized borrowing costs incurred in February, 1995 are now fully amortized.

The provision for bad debts increased by $96,033 to $159,119 for the quarter ended June 30, 1997 from $63,086 for the quarter ended June 30, 1996. This increase is primarily due to higher reserve requirements for receivables from certain service agreement clients.

Net interest expense decreased by $53,519 to $168,600 for the quarter ended June 30, 1997 from $222,119 for the comparable quarter of the prior year. Interest income increased by $30,900 as a result of the collection of certain advances from one of the Company's employer of record service agreement clients and $14,100 as a result of increased finance charges earned as part of the Company's non-employer of record service agreement program.
Interest expense decreased by $8,500 as a result of lower debt levels.

Management fee income is income recognized for financial consulting services provided to a service agreement client. Such services are not expected to recur in future periods.

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

This agreement was amended as of January 30, 1997 to provide for a two year renewal to February 23, 1999 as well as other changes in terms and conditions. Under this agreement, borrowings may be made in an amount up to 85% (previously 82.5%) of eligible accounts receivable, but in no event more than $10,000,000. The amendment also provided for a term loan in the amount of $500,000 to be repaid in equal monthly installments over five years. The Company used those funds for working capital purposes. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% (previously 2% on the revolving loan) in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets.

At June 30, 1997, the Company had borrowed $6,864,228 or approximately 72.2% of its billed accounts receivable (after allowance for bad debts, but before accrued and unbilled receivables) and virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan arrangement.

Generally, the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

The Company entered into a subordinated loan arrangement on February 24, 1995, with Deltec Development Corporation (Deltec) pursuant to which the Company borrowed $1,500,000, the proceeds of which were used primarily to acquire the assets of United Security Group Inc. (United). The subordinated loan has a term of four years, calls for quarterly principal and interest payments and bears interest at fourteen percent (14%) per annum. It is collateralized, on a subordinated basis, by all the Company's assets, properties and other revenue. The balance due Deltec at June 30, 1997 was $656,250.

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

Item 6.    Exhibits and Reports on Form 8-K

      (1)  Exhibits - None

      (2)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMMAND SECURITY CORPORATION



Date: August 8, 1997              By: /s/ William C. Vassell
                                      ------------------------------------------
                                      William C. Vassell, Chairman of the Board



                                  By: /s/ H. Richard Dickinson
                                      ------------------------------------------
                                      H. Richard Dickinson,
                                        Principal Financial Officer