Form 10-Q
period 1997-09-30
COMMAND SECURITY CORP
filed 1997-11-19
CIK 864509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                              ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission file number 0-18684
                                                -------

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

Yes  |X|     No  |_|

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,658,143 (as of November 8, 1997).

                          COMMAND SECURITY CORPORATION

                                      INDEX

PART I.  Financial Information                                       Page No.
         ---------------------                                       --------

Item 1.  Financial Statements

        Condensed Statements of Operations -
         three months and six months ended
         September 30, 1997 and 1996 (unaudited)                       2

        Condensed Balance Sheets -
         September 30, 1997 and March 31, 1997
           (unaudited)                                                 3

        Condensed Statements of Changes in Stockholders' Equity -
         six months ended September 30, 1997 and 1996
         (unaudited)                                                   4

        Condensed Statements of Cash Flows -
         six months ended September 30, 1997 and 1996
         (unaudited)                                               5 - 6

        Notes to Condensed Financial Statements                    7 - 9

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition         10 - 14

PART II. Other Information

Item 1.  Legal Proceedings                                            15

Item 6.  Exhibits and Reports on Form 8-K                             15

Signature                                                             16

PART I.   Financial Information

Item 1.   Financial Statements

                             COMMAND SECURITY CORPORATION

                          CONDENSED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                             Three Months Ended             Six Months Ended
                                             ------------------             ----------------
                                          Sept. 30,      Sept. 30,     Sept. 30,        Sept. 30
                                          1 9 9 7        1 9 9 6        1 9 9 7         1 9 9 6
                                          -------        -------        -------         -------
Revenue                                $ 12,980,183   $ 12,721,075   $ 24,768,661   $ 24,721,864
Cost of revenue                          10,988,008     10,364,688     21,146,250     20,404,845
                                       ------------   ------------   ------------   ------------
Gross profit                              1,992,175      2,356,387      3,622,411      4,317,019

Service contract revenue (note 1)           382,447        361,580        810,240        689,352
                                       ------------   ------------   ------------   ------------
                                          2,374,622      2,717,967      4,432,651      5,006,371
                                       ------------   ------------   ------------   ------------
Operating expenses
  General and administrative expenses     1,904,913      1,879,846      3,722,078      3,515,169
  Labor claim settlement                    180,000            -0-        180,000            -0-
  Amortization of intangibles               417,834        437,493        830,843        883,284
  Provision for doubtful accounts           994,288        161,950      1,153,407        225,036
                                       ------------   ------------   ------------   ------------
                                          3,497,035      2,479,289      5,886,328      4,623,489
                                       ------------   ------------   ------------   ------------

Operating profit/(loss)                  (1,122,413)       238,678     (1,453,677)       382,882

Interest income                              67,192         69,071        172,012        128,872
Management fees                                 -0-            -0-         35,000            -0-
Interest expense                           (266,691)      (223,592)      (540,111)      (505,512)
Equipment dispositions                        1,601        (13,770)        (9,771)       (25,738)
                                       ------------   ------------   ------------   ------------

Income/(loss) before income taxes        (1,320,311)        70,387     (1,796,547)       (19,496)

Provision for income taxes                      -0-            -0-            -0-            -0-
                                       -----------    ------------   ------------   ------------

Net income/(loss)                        (1,320,311)        70,387     (1,796,547)       (19,496)

Preferred stock dividends                   (34,871)       (32,291)       (69,742)       (64,582)
                                       ------------   ------------   ------------   ------------

Net income/(loss) applicable to
 common stockholders                   $ (1,355,182)  $     38,096   $ (1,866,289)  $    (84,078)
                                       ============   ============   ============   ============

Net income/(loss) per common share     $       (.20)  $        .01   $       (.28)  $       (.01)
                                       ============   ============   ============   ============

Weighted average number
 of common and common
 equivalent shares outstanding            6,649,618      6,814,749      6,730,203      6,789,897
                                       ============   ============   ============   ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                       Sept. 30,     March 31,
Current assets:                                         1 9 9 7       1 9 9 7
                                                        -------       -------
  Accounts receivable - net                         $ 12,324,189   $ 12,771,692
  Notes receivable, current maturities - net              30,040        218,267
  Prepaid expenses                                       684,802      1,322,918
  Other receivables - net                                 43,605        699,248
                                                    ------------   ------------
    Total current assets                              13,082,636     15,012,125

Property and equipment - net                           1,203,810      1,105,473

Other assets:
  Notes and accounts receivable
   due after one year - net                                  484        387,327
  Intangible assets - net                              4,386,806      5,033,566
  Deferred income taxes                                  259,835        259,835
  Other assets                                         1,732,388      1,390,250
                                                    ------------   ------------
    Total other assets                                 6,379,513      7,070,978
                                                    ------------   ------------

Total assets                                        $ 20,665,959   $ 23,188,576
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                    $  1,163,115   $    753,644
  Current maturities of long-term debt                   911,531        977,372
  Current maturities of obligations under
    capital leases                                        77,884         77,047
  Short-term borrowings                                7,119,160      7,763,578
  Accounts payable                                       890,119        654,339
  Due to service companies                               645,541        685,150
  Accrued payroll and other expenses                   2,687,807      2,687,783
                                                    ------------   ------------
    Total current liabilities                         13,495,157     13,598,913

Deferred revenue                                          10,830        391,685
Self-insurance reserves                                  593,029        438,820
Long-term debt due after one year                      1,083,801      1,195,234
Obligations under capital leases due after one year       99,359         89,189
                                                    ------------   ------------
                                                      15,282,176     15,713,841
                                                    ------------   ------------

Redeemable, convertible Series A preferred stock       1,813,297      1,743,555
                                                    ------------   ------------

Stockholders' equity:
  Common stock, $.0001 par value                             796            842
  Additional paid-in capital                           9,533,218      9,897,319
  Retained earnings/(deficit)                         (5,960,528)    (4,163,981)
  Treasury stock at cost                                  (3,000)        (3,000)
                                                    ------------   ------------
    Total stockholders' equity                         3,570,486      5,731,180
                                                    ------------   ------------

Total liabilities and stockholders' equity          $ 20,665,959   $ 23,188,576
                                                    ============   ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                 Retained
                                  Common    Paid-In       Earnings    Treasury
                                  Stock     Capital       (Deficit)     Stock
                                 --------  -----------  -----------   --------
Balance at March 31, 1996         $ 812   $ 9,805,425   $(4,614,011)  $(3,000)

Exercise of common stock put                 (218,765)

Common stock issued                  15       299,985

Preferred stock dividends                     (64,582)

Net loss - six months ended
 September 30, 1996                                         (19,496)
                                  -----   -----------   -----------   -------

Balance at September 30, 1996       827     9,822,063    (4,633,507)   (3,000)

Common stock issued                   6       139,213

Issuance/(return) of
  escrowed common stock
    Note collateral                  24           (24)
    Accrued fees                    (15)           15

Common stock warrants subscribed                  500

Preferred stock dividends                     (64,448)

Net income - six months ended
 March 31, 1997                                             469,526
                                  -----   -----------   -----------   -------

Balance at March 31, 1997           842     9,897,319    (4,163,981)   (3,000)

Return of escrowed
 common stock
   Note collateral                  (35)           35
   Retention adjustments            (11)     (294,394)

Preferred stock dividends                     (69,742)

Net loss - six months ended
 September 30, 1997                                      (1,796,547)
                                  -----   -----------   -----------   -------

Balance at September 30, 1997     $ 796   $ 9,533,218   $(5,960,528)  $(3,000)
                                  =====   ===========   ===========   =======

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended
                                                     Sept. 30,     Sept. 30,
                                                      1 9 9 7       1 9 9 6
                                                      -------       -------
Cash flow from operating activities:
  Net loss                                         $(1,796,547)  $   (19,496)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Depreciation and amortization                   1,017,777     1,060,716
     Provision for doubtful accounts                 1,153,407       225,036
     Loss on equipment dispositions                      9,771        25,736
     Self-insurance reserves                           362,906        74,395
     Decrease/(increase) in receivables,
      prepaid expenses and deposits                    563,279      (206,638)
     Decrease in accounts payable
      and other current liabilities                    (50,600)     (815,186)
                                                   -----------   -----------
       Net cash provided by operating activities     1,259,993       344,563
                                                   -----------   -----------

Cash flows from investing activities:
  Purchases of equipment                              (104,987)      (38,017)
  Proceeds from sale of equipment                       14,830        27,569
  Purchase of intangible assets                       (105,850)     (123,365)
  Notes issued                                             -0-      (161,206)
  Principal collections on notes receivable             67,570       132,081
                                                   -----------   -----------
    Net cash used in investing activities             (128,437)     (162,938)
                                                   -----------   -----------

Cash flows from financing activities:
  Net borrowings/(repayments) on line-of-credit       (364,320)      579,889
  Increase in cash overdrafts                          409,471       293,203
  Principal payments on other borrowings            (1,141,473)     (990,731)
  Principal payments on capital lease obligations      (35,234)      (63,986)
                                                   -----------   -----------
    Net cash used in financing activities           (1,131,556)     (181,625)
                                                   -----------   -----------

Net decrease in cash
 and cash equivalents                                      -0-           -0-
Cash and cash equivalents
 at beginning of period                                    -0-           -0-
    Cash and cash equivalents                      -----------   -----------
     at end of period                                     $-0-          $-0-
                                                   ===========   ===========

            See accompanying notes to condensed financial statements.

                                                                     (Continued)

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information

 Cash paid during the six months ended September 30 for:
                                         1 9 9 7         1 9 9 6
                                      -------------   ------------
  Interest                              $ 562,148       $ 514,539
  Income taxes                                -0-             -0-

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the six months ended September 30, 1997 and 1996, the Company purchased transportation and office equipment with direct installment and lease financing of $204,885 and $327,157, respectively.

For the six months ended September 30, 1997 and 1996, the Company accrued dividends of $69,742 and $64,582, respectively, on its Series A convertible preferred stock. These charges to paid-in capital and credits to preferred stock have been excluded in the condensed statement of cash flows.

In July, 1997, the Company acquired certain guard service accounts from a former service agreement client in settlement of outstanding advances and the assumption of certain loan guarantees. Debt assumed of $130,114 and net advances of $30,098 have been excluded from the purchase of intangible assets in the condensed statement of cash flows.

In June, 1997, the Company purchased certain guard service accounts for a total consideration of $144,684. The Company paid $56,717, issued a note for $56,717 and entered into an agreement for consulting services for $31,250 to effect the transition of the accounts. The non-cash portions have been excluded from the purchase of accounts and issuance of notes in the condensed statement of cash flows.

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

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at September 30, 1997, and for the period then ended. All such adjustments are of a normal recurring nature, except for an increase in reserves for uncollectible accounts and notes receivable of $764,000 in connection with amounts due from a former service agreement client as a result of the client's Chapter 7 bankruptcy filing.

1.)  Service Companies
The following is a summary of the service companies' activities for the six months ended September 30, 1997 and 1996, respectively, the components of which have been excluded from the Company's financial statements:

                                   Three Months Ended       Six Months Ended
                                   ------------------       ----------------
                                 Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                                  1 9 9 7     1 9 9 6     1 9 9 7     1 9 9 6
                                  -------     -------     -------     -------
Service companies' guard
 service revenue                $4,672,209  $4,201,413  $9,541,428  $7,955,446

Cost of revenue                  3,393,514   3,476,589   7,130,464   6,600,564
                                ----------  ----------  ----------  ----------

Gross profit                     1,278,695     724,824   2,411,064   1,354,882

Service companies' share
 of gross profit                   998,026     472,579   1,839,044     878,641
                                ----------  ----------  ----------  ----------
                                   280,669     252,245     572,020     476,241

Other service revenue              101,778     109,335     238,220     213,111
                                ----------  ----------  ----------  ----------

Total service contract revenue  $  382,447  $  361,580  $  810,240  $  689,352
                                ==========  ==========  ==========  ==========

                                                                     (Continued)

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

2.) Short-Term Notes Payable

      In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement (the "agreement"). The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At September 30, 1997, the Company had used $6,786,516 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly, at 1.5% above prime (10% at September 30, 1997). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the agreement is initially until February, 1999, with automatic two year renewal terms thereafter.

3.) Loss per Share

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

4.) Self-Insurance

      The Company adopted a partially self-insured health insurance program that covers all eligible administrative personnel, effective as of March 1, 1997. There is a maximum of $30,000 per year per employee and an aggregate amount per year, based on the number of participants (currently 103 employees, or $348,200), that the Company can be responsible for. A stop-loss insurance policy covers all claims in excess of the above amounts.

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

                                                                     (Continued)

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5.) Contingent Liabilities

      The Company has guaranteed certain installment loans extended to various service companies by Capital Resources Company. The total outstanding balance on such loans as of September 30, 1997, was approximately $732,000.

      The Private Placement Memorandum issued in connection with the Company's 1993 Private Placement and the interim financial reports for the first three quarters in the fiscal years ended March 31, 1994 and 1995, filed by the Company contained financial information which has since been restated. It is possible that the purchasers of Units pursuant to the 1993 offering and the purchasers of shares in connection with the offerings that were consummated in February, 1995, may make a claim for, among other things, rescission of their investment, which totaled $4,000,000 in the 1993 offering and approximately $4,160,000 in the 1995 offerings, plus interest, alleging, in each case, as the basis, the above-mentioned restatements. No such claims have been received by the Company to date. Other causes of action against the Company based on federal and/or state securities laws are also possible. On November 11, 1997, the Company received a letter from a shareholder demanding that the Company investigate certain management actions and threatening a lawsuit for damages against the Chairman of the Board, individually. The Chairman believes these claims to be unfounded. Although the letter does not indicate a claim against the Company, the Company could be obligated to the Chairman under the Company's officer indemnification provisions and it could be obligated to incur expenses in the event the Company is required to appear on its own behalf in the potential litigation. Expenditures in the form of damages, indemnification and fees may be incurred and the amounts thereof are not quantifiable at this time. If the Company were to incur indemnification expenses or become involved in litigation arising from these circumstances, the Company's results of operations and financial condition may be materially adversely affected due to the drain on cash and management resources. Management is of the opinion that the probability of claims for rescission and the resultant negative impact on the Company's operations and financial condition is diminishing with time. Management can express no opinion at this time as to the probability of incurring indemnification or litigation expenses as the result of the above referenced letter.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following should be read in conjunction with the Company's financial statements and the related notes thereto.

Revenue increased by approximately $259,000 for the quarter ended September 30, 1997, to $12,980,183 from $12,721,075 for the quarter ended September 30, 1996.
The major components of this increase are as follows: approximately $649,000 increase due to acquisitions, approximately $366,000 decrease due to the sale of the Miami business in December, 1996, and approximately $24,000 decrease due to contract cancellations net of new contract starts.

For the six months ended September 30, 1997, revenue increased by approximately $47,000 to $24,768,661 from $24,721,864 for the six months ended September 30, 1996. The major components of this increase are as follows: approximately $1,103,000 increase due to acquisitions; approximately $875,000 decrease due to the sale of Miami business in December, 1996, and approximately $181,000 decrease due to contract cancellations net of new contract starts.

Gross profit decreased by approximately $364,000 to $1,992,175 or 15.3% of revenue for the quarter ended September 30, 1997 compared to $2,356,387 or 18.5% of revenue for the quarter ended September 30, 1996. This decrease results from higher payroll costs (including payroll taxes and insurance) of approximately $232,000 due to new contracts replacing old contracts at lower prices and margins. Also the increased use of independent contractors of approximately $103,000 to staff contract sites contributed to the decrease. Uniform costs increased by approximately $30,000 due to increased sales.

Gross profit decreased by approximately $695,000 to $3,622,411 or 14.6% of revenue for the six months ended September 30, 1997 compared to $4,317,019 or 17.5% of revenue for the six months ended September 30, 1996. This decrease results from higher payroll costs of approximately $205,000 due to new contracts replacing old contracts at lower prices and margins. Payroll taxes increased by approximately $20,000 and insurance costs increased by approximately $336,000 primarily due to higher general liability self-insured reserves. The use of independent contractors to staff contract sites increased cost by approximately $108,000 and uniform costs increased by approximately $41,000.

Management expects the trend of increasing pressures on margins to continue due to primarily the intense competition which is characteristic of the industry. Management carefully analyses each of its bids for security guard services in order to assure reasonably adequate profit margins. Management has determined that jobs with inadequate margins will not be accepted. Management is also pursing related types of business which provide higher margins. At this time, such businesses are not material and management believes that disclosure of same would not be beneficial in light of the potential competitive advantage that it may retain by pursuing these alternatives without putting competitors on notice by way of disclosure.

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

Service contract revenue increased by $20,867 to $382,447 in the quarter ended September 30, 1997 from $361,580 in the quarter ended September 30, 19956 and increased by $120,888 to $810,240 in the six months ended September 30, 1997 from $689,352 in the six months ended September 30, 1996. These increases are due to higher volume of sales generated by service agreement clients under both the employer of record and non-employer of record programs, however, the amount of growth in the second quarter has slowed compared to the amount of growth in the first six months due to the termination of one service agreement as a result of the client who filed Chapter 7 bankruptcy on August 28, 1997 (please refer to item 1 of Part II of this quarterly report on Form 10-Q for a description of the circumstances surrounding this service company's bankruptcy filing).

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Service contract revenue in the future is expected to decrease due to fewer service contract customers. Three of them have deficit balances, which have been fully reserved for. The Company also has potential exposure of approximately $324,000 for loan guarantees extended on behalf of these companies and approximately $720,000 of accounts receivable (all of which are the property of the Company and are considered collectible by the Company in the normal course of business, subject to customary reserves). Management is closely monitoring the status of the financial condition of these service company clients and is working to reduce the deficits as quickly as possible. Management has no reason to believe at this time that the remaining service company clients are likely to file for bankruptcy protection.

General and administrative expenses increased by $25,067 to $1,904,913 for the quarter ended September 30, 1997, from $1,879,846 for the quarter ended September 30, 1996. The major areas of increase are salaries ($37,000), rent & utilities ($31,000), telephone ($38,000), stationery & supplies ($21,000) and travel & entertainment ($28,000) due to increased internal marketing efforts. These increases were largely offset by a reduction in professional fees of approximately $135,000.

For the six months ended September 30, 1997, general and administrative expenses increased by $207,000 to $3,722,078 compared to $3,515,169 for the six months ended September 30, 1996. The major areas of increase are rent and utilities ($44,000), telephone ($69,000), insurance ($57,000), stationary and supplies ($44,000) and travel and entertainment ($81,000). These increases were offset by a reduction in professional fees of $90,000.

The labor claim settlement resulted from a default judgment in the amount of $314,376.58 by the Eastern District Court of New York in favor of a guard who alleged unjust termination. The claim was settled for $180,000.

Amortization of intangibles decrease by $19,659 to $417,834 for the quarter ended September 30, 1997 compared to $437,493 for the quarter ended September 30, 1996. Amortization decreased by $52,441 to $830,843 for the six months ended September 30, 1997 compared to $883,284 for the six months ended September 30, 1996. These decreases are primarily due to the full amortization of capitalized borrowing costs incurred in 1995.

The provision for doubtful accounts increased by $832,338 to $994,288 for the quarter ended September 30, 1997 compared to $161,950 for the quarter ended September 30, 1996. This increase was primarily caused by the Chapter 7 bankruptcy filing of a service agreement client in August, 1997.

For the six months ended September 30, 1997, the provision for doubtful accounts increased by $928,371 to $1,153,407 compared to $225,036 for the six months ended September 30, 1996. This increase was primarily caused by the aforementioned bankruptcy.

Net interest expense increased by $44,978 to $199,499 for the quarter ended September 30, 1997 compared to $154,521 for the quarter ended September 30, 1996. This increase is primarily a result of the reversal in September, 1996, of previously accrued interest expense of $64,000 in connection with the Company's settlement agreement with ISS International Service Systems, Inc. in October, 1996, offset by decreased debt levels and reductions in the Company's effective rate of borrowing.

For the six months ended September 30, 1997, net interest expense decreased by $8,541 to $368,099 compared to $376,640 for the six months ended September 30, 1996. This decrease resulted primarily from the collection of certain advances from one of the Company's employer of record service agreement clients in the prior quarter, decreased debt levels and effective rate of borrowing, offset by the reversal of the previously accrued interest expense mentioned above.

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Management fee income is income recognized for financial consulting services provided to a service agreement client. Such service are not expected to recur in future periods.

Loss on equipment dispositions primarily represents older vehicles sold or retired.

Management expects the Company's losses to increase modestly through the fiscal year ending March 31, 1998. The Company's performance thereafter will be dependent on its ability to reduce corporate overhead costs, develop new higher margin product lines and to obtain profitability for underperforming branches through acquisitions and/or interal sales. The Company's Board of Directors has not agreed on a strategy for financing acquisitions, primarily due to differing views expressed by members of the Board with respect to costs of such financing, the availability of well-priced targets and the Company's capacity for integrating new acquisitions on a profitable basis. Management regularly evalutes the feasibility of selling existing branch offices, particularly those four out of the Company's eighteen offices which are generating losses prior to the allocation of corporate overhead.

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

This agreement was amended as of January 30, 1997, to provide for a two year renewal to February 23, 1999, as well as other changes in terms and conditions. Under this agreement, borrowings may be made in an amount up to 85% (previously 82.5%) of eligible accounts receivable, but in no event more than $10,000,000. The amendment also provided for a term loan in the amount of $500,000 to be repaid in equal monthly installments over five years. The Company used those funds for working capital purposes. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% (previously 2% on the revolving loan) in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets.

At September 30, 1997, the Company had borrowed $6,786,516 or approximately 65.6% of its net accounts receivable (after allowance for bad debts, but before accrued and unbilled receivables) and virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan agreement.

Generally, the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources (continued)

Due primarily to the service company client bankruptcy referred to above in Results of Operations, the Company has experienced larger cash overdrafts and a working capital deficit. This has impacted accounts payable and management is carefully monitoring its relationships with vendors. Management believes that the Company's cash flow situation is manageable based on current cash flows as well as a significant cash receipt expected in May, 1998. The adverse impact of the service company client bankruptcy, as well as the previously existing cash overdraft situation, is expected to take approximately one year to cure based on current projections. In addition to managements efforts to decrease expenditures in connection with the operation of the ongoing business, management has heightened its focus on the collection of accounts receivable. During the period from March 31, 1997 to September 30, 1997, accounts receivable outstanding over 90 days decreased by approximately $360,000 primarily due to these increased efforts.

The Company entered into a subordinated loan arrangement on February 24, 1995, with Deltec Development Corporation pursuant to which the Company borrowed $1,500,000, the proceeds of which were used primarily to acquire the assets of United Security Group, Inc. The subordinated loan has a term of four years, calls for quarterly principal and interest payments and bears interest at fourteen percent (14%) per annum. It is collateralized, on a subordinated basis, by all the Company's assets, properties and other revenue. The balance due Deltec at September 30, 1997 was $562,500.

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein.

The Company has no present material commitments for capital expenditures.

Cautionary Statement

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution shareholders and investors that the following important factors, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements in this report.

1. The Company's assumptions regarding projected results depend largely upon the Company's ability to retain substantially all of the Company's current clients. Retention is affected by serveral factors including but not limited to the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, continunity of management and continuity of non-management personnel. There are several major national competitors with resources far greater than those of the Company which therefore have the ability to provide service, cost and compensation incentives to clients and employees which could result in the loss of such clients and/or employees.

2. The Company's ability to realize its projections will be largely dependent upon its ability to maintain margins, which in turn will be determined in large part by management's control over costs. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as significant inflation, labor unrest and increased payroll and related costs.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Cautionary Statement (continued)

3. Although management currently has no reasonable basis of information upon which to conclude that any significant service company client or security guard client will default in payment for the services rendered by the Company, any such default by a significant client would have a material adverse impact on the Company's liquidity, results of operations and financial condition.

4. There are no material non-recurring charges contemplated by management in the forward-looking statements included in this report.

Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Form 10-K, 10Q and 8-K and its current registration statement on Form S-3 and any amendments thereto (all as filed with the Securities and Exchange Commission from time to time).

PART II. Other Information

Item 1.     Legal Proceedings

      (1) Reference is made to footnote 5 to the condensed financial statements presented herein.

      (2) On August 28, 1997, GFM Bayview, Inc. (GFM), a service agreement client, filed a petition under Chapter 7 of the United States Bankruptcy Code. At the time of the filing, GFM was indebted to the Company in the approximate amount of $1,700,000. Following the bankruptcy filing, the Company received relief from the automatic stay to collect the Company's accounts receivable. As of October 31, 1997, the Company had collected approximately $372,000 of GFM related receivables. On or about October 24, 1997, the Company filed suit in the Bankruptcy Court against Aetna Total Security, Inc. (Aetna), James Basler and several other former GFM managers alleging that they had conspired to cause GFM's goodwill to be moved to Aetna for no consideration. The Company intends to evalute its options with respect to persuing claims against other protential defendants in this matter.

Item 6.     Exhibits and Reports on Form 8-K

      (1)   Exhibits - None

      (2)   Reports on Form 8-K

            During the quarter the Company filed two forms 8-K, dated August 11, 1997 and September 10, 1997, respectively, both reporting certain press releases.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMMAND SECURITY CORPORATION


Date:________________              By:
                                      -----------------------------------------
                                      William C. Vassell, Chairman of the Board


                                   By:
                                      -----------------------------------------
                                      William C. Vassell, Chairman of the Board
                                       Acting Principal Financial Officer