Form 10-Q
period 1997-12-31
COMMAND SECURITY CORP
filed 1998-02-17
CIK 864509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1997
                               -------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                         Commission file number 0-18684
                                                -------

                          Command Security Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                         14-1626307
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Lexington Park, LaGrangeville, New York                         12540
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (914) 454-3703
                                                   ------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,658,143 (as of February 8, 1998).

                          COMMAND SECURITY CORPORATION

                                      INDEX

PART I.    Financial Information                                 Page No.
                                                                 --------

Item 1.    Financial Statements

          Condensed Statements of Operations -
           three months and nine months ended
           December 31, 1997 and 1996 (unaudited)                   2

          Condensed Balance Sheets -
           December 31, 1997 and March 31, 1997
           (unaudited)                                              3

          Condensed Statements of Changes in
           Stockholders' Equity nine months
           ended December 31, 1997 and 1996 (unaudited)             4

          Condensed Statements of Cash Flows -
           six months ended December 31, 1997 and 1996
           (unaudited)                                            5 - 7

          Notes to Condensed Financial Statements                 8 - 10

Item 2.    Management's Discussion and Analysis of
            Results of Operations and Financial Condition        11 - 14

PART II.   Other Information

Item 1.    Legal Proceedings                                        15

Item 6.    Exhibits and Reports on Form 8-K                         15

Signature                                                           16

PART I. Financial Information

Item 1. Financial Statements

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended          Nine Months Ended
                                      -------------------------   -------------------------
                                        Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,
                                        1 9 9 7       1 9 9 6       1 9 9 7       1 9 9 6
                                      -----------   -----------   -----------   -----------
Revenue                               $13,557,619   $12,904,267   $38,326,280   $37,626,131
Cost of revenue                        11,735,475    10,649,888    32,881,725    31,054,733
                                      -----------   -----------   -----------   -----------
Gross profit                            1,822,144     2,254,379     5,444,555     6,571,398

Service contract revenue (note 1)         331,364       359,742     1,141,604     1,049,094
                                      -----------   -----------   -----------   -----------
                                        2,153,508     2,614,121     6,586,159     7,620,492
                                      -----------   -----------   -----------   -----------
Operating expenses
 General and administrative expenses   (1,998,403)   (1,767,046)   (5,720,481)   (5,282,215)
 Labor claim settlement                       -0-           -0-      (180,000)          -0-
 Amortization of intangibles             (410,304)     (450,146)   (1,241,147)   (1,333,430)
 Provision for doubtful accounts          (94,652)     (176,309)   (1,248,059)     (401,345)
 Bad debt recoveries                       64,775        90,011        64,775        90,011
 Insurance rebates                            -0-       598,139           -0-       598,139
                                      -----------   -----------   -----------   -----------
                                       (2,438,584)   (1,705,351)   (8,324,912)   (6,328,840)
                                      -----------   -----------   -----------   -----------

Operating profit/(loss)                  (285,076)      908,770    (1,738,753)    1,291,652

Interest income                            32,127        68,055       204,139       196,927
Management fees                               -0-           -0-        35,000           -0-
Interest expense                         (268,176)     (284,373)     (808,287)     (789,885)
Equipment dispositions                    (11,320)      (22,761)      (21,091)      (48,499)
                                      -----------   -----------   -----------   -----------

Income/(loss) before income taxes        (532,445)      669,691    (2,328,992)      650,195

Provision for income taxes                    -0-           -0-           -0-           -0-
                                      -----------   -----------   -----------   -----------

Net income/(loss)                        (532,445)      669,691    (2,328,992)      650,195

Preferred stock dividends                 (34,871)      (32,291)     (104,613)      (96,873)
                                      -----------   -----------   -----------   -----------

Net income/(loss) applicable to
 common stockholders                  $  (567,316)  $   637,400   $(2,433,605)  $   553,322
                                      ===========   ===========   ===========   ===========

Net income/(loss) per common share    $      (.09)  $       .09   $      (.36)  $       .08
                                      ===========   ===========   ===========   ===========

Net income per common share
 assuming dilution                            n/a   $       .08           n/a   $       .08
                                                    ===========                 ===========

Weighted average number of
 common shares outstanding              6,639,410     7,152,739     6,699,718     6,911,097
                                      ===========   ===========   ===========   ===========

 common shares and dilutive
  potential common shares                     n/a     8,131,239           n/a     7,889,597
                                                    ===========                 ===========


            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                       Dec. 31,      March 31,
Current assets:                                        1 9 9 7        1 9 9 7
                                                    ------------   ------------
 Accounts receivable - net                          $ 12,033,964   $ 12,771,692
 Notes receivable, current maturities - net               23,674        218,267
 Prepaid expenses                                        697,576      1,322,918
 Other receivables - net                                  47,507        699,248
                                                    ------------   ------------
   Total current assets                               12,802,721     15,012,125

Property and equipment - net                           1,263,877      1,105,473

Other assets:
 Notes and accounts receivable
  due after one year - net                                   -0-        387,327
 Intangible assets - net                               3,943,291      5,033,566
 Deferred income taxes                                   259,835        259,835
 Other assets                                          1,757,890      1,390,250
                                                    ------------   ------------
   Total other assets                                  5,961,016      7,070,978
                                                    ------------   ------------

Total assets                                        $ 20,027,614   $ 23,188,576
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Cash overdraft                                     $    748,294   $    753,644
 Current maturities of long-term debt                    960,219        977,372
 Current maturities of obligations under
  capital leases                                          75,377         77,047
 Short-term borrowings                                 7,288,168      7,763,578
 Accounts payable                                        837,361        654,339
 Due to service companies                                363,179        685,150
 Accrued payroll and other expenses                    3,014,672      2,687,783
                                                    ------------   ------------
   Total current liabilities                          13,287,270     13,598,913

Deferred revenue                                          10,830        391,685
Self-insurance reserves                                  767,377        438,820
Long-term debt due after one year                        971,832      1,195,234
Obligations under capital leases due after
 one year                                                 84,954         89,189
                                                    ------------   ------------
                                                      15,122,263     15,713,841
                                                    ------------   ------------

Redeemable, convertible Series A preferred stock             -0-      1,743,555
                                                    ------------   ------------

Stockholders' equity:
 Preferred stock, convertible Series A                 1,848,168            -0-
 Common stock, $.0001 par value                              801            842
 Additional paid-in capital                            9,552,355      9,897,319
 Retained earnings/(deficit)                          (6,492,973)    (4,163,981)
 Treasury stock at cost                                   (3,000)        (3,000)
                                                    ------------   ------------
   Total stockholders' equity                          4,905,351      5,731,180
                                                    ------------   ------------

Total liabilities and stockholders' equity          $ 20,027,614   $ 23,188,576
                                                    ============   ============


            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                       Retained
                                    Preferred  Common    Paid-In       Earnings    Treasury
                                      Stock    Stock     Capital       (Deficit)     Stock
                                    ---------  ------  -----------   -----------   --------
Balance at March 31, 1996           $     -0-  $ 812   $ 9,805,425   $(4,614,011)  $(3,000)

Exercise of common stock put                              (218,765)

Issuance of escrowed common stock
  for note collateral                             43       393,957

Common stock warrants issued                                   500

Preferred stock dividends                                  (96,873)

Net income - nine months ended
 December 31, 1996                                                       650,195
                                    ---------  -----   -----------   -----------   -------

Balance at December 31, 1996                     855     9,884,244    (3,963,816)   (3,000)

Issuance of common stock                           2        45,217

Return of escrowed common stock
   for accrued fees                              (15)           15

Preferred stock dividends                                  (32,157)

Net loss - three months ended
 March 31, 1997                                                         (200,165)
                                    ---------  -----   -----------   -----------   -------

Balance at March 31, 1997                        842     9,897,319    (4,163,981)   (3,000)

Issuance of common stock                           5        54,008

Return of escrowed
 common stock
   Note collateral                               (35)           35
   Retention adjustments                         (11)     (294,394)

Transfer of preferred stock         1,813,297

Preferred stock dividends              34,871             (104,613)

Net loss - nine months ended
 December 31, 1997                                                    (2,328,992)
                                   ----------  -----   -----------   -----------   -------

Balance at December 31, 1997       $1,848,168  $ 801   $ 9,552,355   $(6,492,973)  $(3,000)
                                   ==========  =====   ===========   ===========   =======


            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended
                                                  -------------------------
                                                    Dec. 31,      Dec. 31,
                                                    1 9 9 7       1 9 9 6
                                                  -----------   -----------
Cash flow from operating activities:
 Net income/(loss)                                $(2,328,992)  $   650,195
 Adjustments to reconcile net income/(loss)
   to net cash provided by operating activities:
    Depreciation and amortization                   1,535,712     1,596,677
    Provision for doubtful accounts                 1,183,284       401,345
    Loss on equipment dispositions                     21,091        48,499
    Self-insurance reserves                           717,906       128,154
    Decrease/(increase) in receivables,
     prepaid expenses and deposits                    872,574    (1,175,104)
    Decrease in accounts payable
     and other current liabilities                   (228,320)     (896,271)
                                                  -----------   -----------
      Net cash provided by operating activities     1,773,255       753,495
                                                  -----------   -----------

Cash flows from investing activities:
 Purchases of equipment                              (143,379)      (52,200)
 Proceeds from sale of equipment                       25,421        70,320
 Purchase of intangible assets                       (116,521)     (231,243)
 Proceeds from sale of intangible assets                  -0-       210,000
 Notes issued                                             -0-      (221,499)
 Principal collections on notes receivable             83,420       189,299
                                                  -----------   -----------
   Net cash used in investing activities             (151,059)      (35,323)
                                                  -----------   -----------

Cash flows from financing activities:
 Net borrowings/(repayments) on line-of-credit       (149,202)      552,415
 Increase/(decrease) in cash overdrafts                (5,350)      343,294
 Principal payments on other borrowings            (1,412,800)   (1,537,811)
 Principal payments on capital lease obligations      (54,844)      (76,570)
 Common stock warrants issued                             -0-           500
                                                  -----------   -----------
   Net cash used in financing activities           (1,622,196)     (718,172)
                                                  -----------   -----------

Net decrease in cash
 and cash equivalents                                     -0-           -0-
Cash and cash equivalents
 at beginning of period                                   -0-           -0-
                                                  -----------   -----------
   Cash and cash equivalents
    at end of period                              $       -0-   $       -0-
                                                  ===========   ===========


            See accompanying notes to condensed financial statements.

                                                                     (Continued)

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:

                                                       1 9 9 7          1 9 9 6
                                                       --------        ---------
 Interest                                              $834,598        $ 798,104
 Income taxes                                               -0-              -0-

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the nine months ended December 31, 1997 and 1996, the Company purchased transportation and office equipment with direct installment and lease financing of $356,102 and $481,880, respectively.

The Company generally obtains short-term financing to meet its insurance needs. For the nine months ended December 31, 1997 and 1996, $133,055 and $576,991, respectively, have been borrowed for this purpose. These borrowings have been excluded from the condensed statement of cash flows.

For the nine months ended December 31, 1997 and 1996, the Company accrued dividends of $104,613 and $96,873, respectively, on its Series A convertible preferred stock. These charges to paid-in capital and credits to preferred stock have been excluded in the condensed statement of cash flows.

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

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at December 31, 1997, and for the period then ended. All such adjustments are of a normal recurring nature, except for an increase in reserves for uncollectible accounts and notes receivable of $764,000 in September, 1997, in connection with amounts due from a former service agreement client as a result of the client's Chapter 7 bankruptcy filing.

1.) Service Companies

      The following is a summary of the service companies' activities for the nine months ended December 31, 1997 and 1996, respectively, the components of which have been excluded from the Company's financial statements:

                                  Three Months Ended        Nine Months Ended
                                ----------------------  ------------------------
                                  Dec. 31,    Dec. 31,    Dec. 31,      Dec. 31,
                                  1 9 9 7     1 9 9 6     1 9 9 7       1 9 9 6
                                ----------  ----------  -----------  -----------
Service companies' guard
 service revenue                $4,322,202  $4,287,746  $13,863,630  $12,243,192

Cost of revenue                  3,326,172   3,508,928   10,456,536   10,109,492
                                ----------  ----------  -----------  -----------

Gross profit                       996,030     778,818    3,407,094    2,133,700

Service companies' share
 of gross profit                   738,051     521,839    2,577,095    1,400,480
                                ----------  ----------  -----------  -----------
                                   257,979     256,979      829,999      733,220

Other service revenue               73,385     102,763      311,605      315,874
                                ----------  ----------  -----------  -----------

Total service contract revenue  $  331,364  $  359,742  $ 1,141,604  $ 1,049,094
                                ==========  ==========  ===========  ===========

                                                                     (Continued)

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

2.) Short-Term Notes Payable

      In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement (the "agreement"). The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At December 31, 1997, the Company had used $7,001,634 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly, at 1.5% above prime (10% at December 31, 1997). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the agreement is initially until February, 1999, with automatic two year renewal terms thereafter.

3.) Income/(loss) per Share

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of common stock equivalents, if any, is excluded. The implementation of SFAS 128 had no impact on the calculation of the Company's earnings per share. Dilutive potential common shares in the periods ended December 31, 1996, assume conversion of preferred stock for 978,500 shares of common stock. For the periods ended December 31, 1997, such assumed conversions are anti-dilutive.

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

      The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 ($2,000,000 for products) in the aggregate. In addition, the Company has obtained an excess liability policy that covers claims for an additional $30,000,000 in the aggregate ($25,000,000 prior to October 1, 1997). The Company retains the risk for the first $50,000 per occurrence.

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

                                                                     (Continued)

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5.) Preferred Stock

      The Board of Directors has been authorized to issue preferred stock in series and to fix the number, designation, relative rights, preferences and limitations of each series of such preferred stock. Of the 1,000,000 shares authorized for issuance, 10,567 have been designated as Series A Convertible Preferred Stock ("Series A"). Any holder of Series A shares may at any time convert their shares into common stock of the Company at a conversion ratio of 100 shares of common stock for each share of Series A stock. The Company was obligated to redeem any unconverted Series A shares at such time as the Deltec debt is paid in full. However, no redemption was required until all outstanding warrants issued in the Company's October 1993 private placement were exercised. All such warrants expired in October, 1997, and the preferred stock has been transferred and included with stockholders' equity on the condensed balance sheet as of December 31, 1997.

6.) Contingent Liabilities

      The Company has guaranteed certain installment loans extended to various service companies and customer account purchasers by Capital Resources Company. The total outstanding balance on such loans as of December 31, 1997, was approximately $664,000.

      The Private Placement Memorandum issued in connection with the Company's 1993 Private Placement and the interim financial reports for the first three quarters in the fiscal years ended March 31, 1994 and 1995, filed by the Company contained financial information which has since been restated. A legal action has been filed against the Company and is described in greater detail below. It includes claims based on the restatements. It is possible that other purchasers of Units pursuant to the 1993 offering and the purchasers of shares in connection with the offerings that were consummated in February, 1995, may make further claims against the Company, alleging, as the basis, among other possible claims the above-mentioned restatements.

      On or about December 4, 1997, the Company was served with a complaint naming the Company, several Board of Director members and the Company's outside corporate and securities counsel, as a defendant in a lawsuit characterized as a derivative action. The Company and the individual defendants believe the complaint is entirely without merit. They intend to vigorously defend against each and every claim and are giving consideration to counterclaims. The plaintiffs allege that Mr. Vassell, Chairman of the Board, engaged in a scheme to keep the Company within his control culminating in an alleged breach of fiduciary duty, concealed information from the plaintiff-directors regarding the Company's earnings, lacked power to enter into an employment agreement on behalf of the Company, and entered into service contracts with financially unstable companies without performing due diligence. The complaint further alleges that the Company has failed to appoint a replacement to the office of president and that the directors have entered into a shareholder agreement which is violative of public policy. Plaintiffs seek the award of money damages in an amount which is "not less than" $11 million from the individual defendants, a declaratory judgment that the shareholder agreement is void, an order for an accounting, certain other injunctive relief and attorneys' fees and disbursements. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that part of the board has chosen to cooperate with and participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, as well as the advancement of legal fees incurred in connection with their defense, from the Company. It is too early in the litigation to reasonably estimate the potential impact on the Company's results of operations and financial condition from this lawsuit. The Company does not anticipate any change in the day-to-day operation of the Company or in the operation of its Board of Directors.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following should be read in conjunction with the Company's financial statements and the related notes thereto.

Revenue increased by approximately $653,000 for the quarter ended December 31, 1997, to $13,557,619 from $12,904,267 for the quarter ended December 31, 1996.
The major components of this increase are as follows: approximately $825,000 increase due to acquisitions, approximately $256,000 decrease due to the sale of Miami business in December, 1996, and approximately $84,000 increase due to new contract starts net of contract cancellations.

For the nine months ended December 31, 1997, revenue increased by approximately $700,000 to $38,326,280 from $37,626,131 for the nine months ended December 31, 1996. The major components of this increase are as follows: approximately $1,928,000 increase due to acquisitions; approximately $1,131,000 decrease due to the sale of Miami business in December, 1996, and approximately $97,000 decrease due to contract cancellations net of new contract starts.

Gross profit decreased by approximately $432,000 to $1,822,144 or 13.4% of revenue for the quarter ended December 31, 1997 compared to $2,254,379 or 17.5% of revenue for the quarter ended December 31, 1996. This decrease is a result of higher self insurance reserves for general liability insurance ($310,000) and from higher payroll and subcontract costs of approximately $126,000 due to new contracts replacing old contracts at lower prices and margins as well as labor cost increases due to the current shortage of qualified labor and increases in overtime.

Gross profit decreased by approximately $1,127,000 to $5,444,555 or 14.2% of revenue for the nine months ended December 31, 1997 compared to $6,571,398 or 17.5% of revenue for the nine months ended December 31, 1996. This decrease results from higher payroll and subcontract costs of approximately $461,000 due to new contracts replacing old contracts at lower prices and margins and the current shortage of qualified labor and increases in overtime. Insurance costs increased by approximately $645,000 primarily due to higher general liability self-insured reserves. These charges for self insurance reserves are based on actuarial computations and the timing of reported claims and it is, therefore, not known at this time if these increases will continue in future periods.

Management expects the trend of increasing pressures on margins to continue primarily due to the intense competition which is characteristic of the industry. Management carefully analyzes each of its bids for security guard services in order to assure reasonably adequate profit margins. Management has determined that jobs with inadequate margins will not be accepted. Management is also pursuing related types of businesses which provide higher margins. At this time, such businesses are not material and management believes that disclosure of same would not be beneficial in light of the potential competitive advantage that it may retain by pursuing these alternatives without putting competitors on notice by way of disclosure.

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

Service contract revenue decreased by $28,378 to $331,364 in the quarter ended December 31, 1997 from $359,742 in the quarter ended December 31, 1996 and increased by $92,510 to $1,141,604 in the nine months ended December 31, 1997 from $1,049,094 in the nine months ended December 31, 1996. The decrease in the quarter is primarily due to the termination of one service agreement as a result of the client who filed Chapter 7 bankruptcy on August 28, 1997 (please refer to item 1 of Part II of this quarterly report on Form 10-Q for a description of the circumstances surrounding this service company's bankruptcy filing). The increase for the nine months comparison is due to higher volume of sales generated in prior quarters by remaining service agreement clients.

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Service contract revenue in the future is expected to decrease due to fewer service contract customers. The Company currently has five service contract customers. Two of them have deficit balances, which have been fully reserved for. The Company also has potential exposure of approximately $277,000 for loan guarantees extended on behalf of these companies and approximately $480,000 of accounts receivable (all of which are the property of the Company and are considered collectible by the Company in the normal course of business, subject to customary reserves). Management is closely monitoring the status of the financial condition of these service company clients and is working to reduce the deficits as quickly as possible. Management has no reason to believe at this time that the remaining service company clients are likely to file for bankruptcy protection.

General and administrative expenses increased by $231,357 to $1,998,403 for the quarter ended December 31, 1997, from $1,767,046 for the quarter ended December 31, 1996. The major areas of increase are legal fees ($112,000), health insurance ($68,000) and recruitment advertising ($33,000). The increase in health insurance is not likely to recur; recruitment advertising costs, however, will probably continue at increased levels due to the increasing shortage of qualified labor. During the quarter ended December 31, 1997, the Company incurred $85,000 of legal fees in connection with the ongoing GFM Bayview litigation. Legal fees will likely continue at increased levels due to this ongoing litigation as well as the derivative action lawsuit filed against the Company and some of its directors (please refer to note 6 to these condensed financial statements and item 1 of Part II of this quarterly report on Form 10-Q for a description of the circumstances surrounding these legal proceedings).

For the nine months ended December 31, 1997, general and administrative expenses increased by $438,266 to $5,720,481 compared to $5,282,245 for the nine months ended December 31, 1996. The major areas of increase are telephone ($127,000), health insurance ($68,000), legal fees ($78,000) and travel and entertainment costs ($93,000). Increases in telephone and travel costs are primarily associated with the start-up of a large contract.

The labor claim settlement resulted from a default judgment in the amount of $314,376.58 by the Eastern District Court of New York in favor of a guard who alleged unjust termination. The claim was settled for $180,000.

Amortization of intangibles decreased by $39,842 to $410,304 for the quarter ended December 31, 1997 compared to $450,146 for the quarter ended December 31, 1996. Amortization decreased by $92,283 to $1,241,147 for the nine months ended December 31, 1997 compared to $1,333,430 for the nine months ended December 31, 1996. These decreases are primarily due to the full amortization of capitalized borrowing costs incurred in 1995.

The provision for doubtful accounts decreased by $81,657 to $94,652 for the quarter ended December 31, 1997 from $176,309 for the quarter ended December 31, 1996. This decrease was primarily due to increased collection efforts.

For the nine months ended December 31, 1997, the provision for doubtful accounts increased by $846,714 to $1,248,059 compared to $401,345 for the nine months ended December 31, 1996. This increase was primarily caused by the Chapter 7 bankruptcy filing of GFM Bayview, a service agreement client, in August, 1997.

Net interest expense increased by $19,731 to $236,049 for the quarter ended December 31, 1997 compared to $216,318 for the quarter ended December 31, 1996. For the nine months ended September 31, 1997, net interest expense increased by $10,915 to $604,148 compared to $593,233 for the nine months ended December 31, 1996. These increases resulted primarily from the reduction in interest income due to the collection of certain advances from one of the Company's employer of record service agreement clients in a prior quarter.

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

Management expects the Company's losses to increase modestly through the fiscal year ending March 31, 1998. The Company's performance thereafter will be dependent on its ability to reduce corporate overhead costs, develop new higher margin product lines and to obtain profitability for underperforming branches through acquisitions and/or internal sales. The Company's Board of Directors has not agreed on a policy with respect to acquisitions, primarily due to differing views expressed by members of the Board with respect to costs of financing, the availability of well- priced targets and the Company's capacity for integrating new acquisitions on a profitable basis. Management regularly evaluates the feasibility of selling existing branch offices, with emphasis on those five out of the Company's eighteen offices which are generating losses prior to the allocation of corporate overhead.

Liquidity and Capital Resources

The Company pays its guard employees and those of its service agreement clients on a weekly basis, while its customers and the customers of service company clients pay for the services of such employees generally within 60 days after billing by the Company. In order to provide funds for payment to its guard employees, on February 24, 1995, the Company entered into a commercial revolving loan arrangement with CIT Group/Credit Finance (CIT).

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

At December 31, 1997, the Company had borrowed $7,001,634 or approximately 64.8% of its net accounts receivable (after allowance for bad debts, but before accrued and unbilled receivables) and virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan agreement.

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

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources (continued)

Due primarily to the bankruptcy filing by GFM Bayview referred to above and increased expenditures due to the start-up of a large contract, the Company has experienced increased cash overdrafts and a working capital deficit. This has impacted accounts payable and management is carefully monitoring its relationships with vendors. The Company has been able to reduce its cash overdraft by $415,000 since September 30, 1997, and management expects to further decrease the overdraft with future cash flows from operations as well as a significant cash receipt expected in May, 1998, in connection with its workers compensation insurance policy. This receipt, however, will not have any impact on the Company's profit or loss.

The Company entered into a subordinated loan arrangement on February 24, 1995, with Deltec Development Corporation pursuant to which the Company borrowed $1,500,000, the proceeds of which were used primarily to acquire the assets of United Security Group, Inc. The subordinated loan has a term of four years, calls for quarterly principal and interest payments and bears interest at fourteen percent (14%) per annum. It is collateralized, on a subordinated basis, by all the Company's assets, properties and other revenue. The balance due Deltec at December 31, 1997 was $468,750.

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

1. The Company's assumptions regarding projected results depend largely upon the Company's ability to retain substantially all of the Company's current clients. Retention is affected by several factors including but not limited to the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, continuity of management and continuity of non-management personnel. There are several major national competitors with resources far greater than those of the Company which therefore have the ability to provide service, cost and compensation incentives to clients and employees which could result in the loss of such clients and/or employees.

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

Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10Q and 8-K and its current registration statement on Form S-3 and any amendments thereto (all as filed with the Securities and Exchange Commission from time to time).

PART II. Other Information

Item 1. Legal Proceedings

      (1) Reference is made to footnote 6 to the condensed financial statements presented herein.

      (2) On August 28, 1997, GFM Bayview, Inc. (GFM), a service agreement client, filed a petition under Chapter 7 of the United States Bankruptcy Code. At the time of the filing, GFM was indebted to the Company in the approximate amount of $1,700,000 and the Company increased reserves for uncollectible accounts and notes receivable by $764,000, accordingly. Following the bankruptcy filing, the Company received relief from the automatic stay to collect the Company's accounts receivable and as of January 31, 1998, had collected approximately $721,000 of GFM related receivables. On or about October 24, 1997, the Company filed suit against Aetna Total Security, Inc. (Aetna), James Basler and several other former GFM managers alleging that they had conspired to cause GFM's goodwill to be moved to Aetna for no consideration. The Company intends to evaluate its options with respect to pursuing claims in this matter.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company conducted its annual meeting of shareholders on November 17, 1997.

      The following four directors were re-elected to hold office until the annual meeting of shareholders in 1999: William C. Vassell, Gordon Robinett, Peter J. Nekos, and Gregory J. Miller.

      A motion to ratify the selection of D'Arcangelo & Co., LLP, to serve as auditors for the fiscal year ending March 31, 1998 was passed. The number of affirmative votes and the number of negative votes cast with respect to this matter is 4,304,486 and 147,645, respectively.

Item 6. Exhibits and Reports on Form 8-K

      (1)   Exhibits - None

      (2)   Reports on Form 8-K

            During the quarter the Company filed two forms 8-K, one dated November 19, 1997, reporting a press release and one dated December 18, 1997, reporting on the serving of a complaint by a shareholder and certain directors (see footnote 6 to the condensed financial statements presented herein).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMAND SECURITY CORPORATION


Date: February 13, 1998       By: /s/ William C. Vassell
                                  ----------------------------------------------
                                  William C. Vassell, Chairman of the Board


                              By: /s/ William C. Vassell
                                  ----------------------------------------------
                                  William C. Vassell, Chairman of the Board
                                    Acting Principal Financial Officer