Form 10-K
period 1998-03-31
COMMAND SECURITY CORP
filed 1998-07-14
CIK 864509

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ______

                         Commission File Number 0-18684

                          COMMAND SECURITY CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                        14-1626307
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

Lexington Park, Lagrangeville, New York                      12540
-----------------------------------------------------------------------------
(Address of Principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (914) 454-3703

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock
-----------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      As of June 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price of $.81 on that date, was approximately $3,602,000.

      As of June 30, 1998, the registrant had issued and outstanding 6,658,143 shares of common stock.





                                     PART I

                                ITEM 1. BUSINESS

     Command Security Corporation ("Company") is a corporation formed under the laws of the State of New York on May 9, 1980. It principally provides uniformed security services from its eighteen operating offices in New York, New Jersey, Illinois, California, Pennsylvania, Connecticut, Florida and Georgia to commercial, financial, industrial, aviation and governmental clients in the United States. Security services include providing uniformed guards for access control, theft prevention, surveillance, vehicular and foot patrol and crowd control. The Company employs a total of approximately 3,700 hourly guards, including those employed under security service agreements with other security guard companies for which the Company administers billing, collection and payroll ("service company clients") and approximately 65 other employees indirectly attributable to guard services including supervisors and dispatchers. The Company also employs approximately 68 administrative employees, including the executive staff.

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

     The Company has begun providing guard services for ATM companies nationwide through a network of sub-contractor affiliates. The Company expects to be fully functional in all fifty states through approximately 175 affiliates by October, 1998 and believes this is a growing niche business.

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

Significant Customers

      No customer of the Company accounted for more than 10% of its gross revenue in the fiscal year ended March 31, 1998.

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

Government Regulation

     The Company is subject to city, county and state firearm and occupational licensing laws that apply to security guards and private investigators. In addition, many states have laws requiring training and registration of security guards, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond, surety or insurance standards. The Company may be subjected to penalties or fines as the result of licensing irregularities or the misconduct of one of its guards or investigators from time to time in the ordinary course of its business. Management believes the Company is in material compliance with all applicable laws and regulations. Under the law of negligence, the Company can be liable for acts or omissions of its agents or employees performed or occurring in the course of their employment. In addition, some states have statutes that expressly impose legal responsibility on the Company for the conduct of its employees. The nature of the services provided by the Company potentially exposes it to greater risks of liability for employee conduct than are experienced by non-security businesses. The Company currently maintains general liability insurance in the amount of $1.0 million per occurrence and umbrella liability insurance in the amount of $30 million per occurrence and $30 million in the aggregate, which it believes is suitable and at a level customary for the industry for a business of its size.

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

Employees

      The Company currently employs approximately 3,700 hourly workers performing guard services and approximately 65 other employees indirectly attributable to guard services including supervisors and dispatchers. The Company also employs approximately 68 executive, sales, administrative or clerical staff, most of whom are salaried.

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

     Approximately 70% of the Company's employees hired for guard service customers do not belong to a labor union. The Company's New York City employees, who represent approximately 30% of the Company's employees for guard service customers, work under collective bargaining agreements with the following unions: Local 32B-32J, Service Employees International Union;
Allied International; and Special & Superior Officers Benevolent Association. Most of the Company's New York City and Chicago competitors also are unionized. The Company has experienced no work stoppages attributable to labor disputes. The Company believes that its relations with its employees are satisfactory. Guards and other personnel supplied by the Company to its customers are employees of the Company, even though they may be stationed regularly at the customer's premises.

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

                               ITEM 2. PROPERTIES

     As of March 31, 1998, the Company owned and used in connection with its business approximately 70 vehicles. The Company also owns three vehicles used in connection with the business of one of its service company clients.

     As of March 31, 1998, the Company did not own any real property. It occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, of approximately 4,760 square feet with a base annual rental of $75,744 under a five-year lease expiring November 1, 2000. The Company also occupies the following offices:


                                                       Square       Base Annual
Location                               When Opened     Footage      Rent
--------                               -----------     -------      -----------

The Poughkeepsie Plaza Mall
Poughkeepsie, NY                        9/1/83           920        $12,000

17 Lewis Street
Hartford, CT                            5/1/92         1,075        $13,320

331 Park Avenue South
10th Floor
New York, NY                           11/1/91         3,400        $60,300

331 Park Avenue South                   2/1/93         3,400        $60,300
11th Floor
New York, NY

300 Hamilton Avenue
White Plains, NY                        8/15/96        1,538        $27,444

505 Main Street
Suite #2
Williamsville, NY                       5/1/93           680        $ 5,400

9415 S. Western Avenue                  9/10/95        1,444        $20,820
Chicago, IL

5801 E. Slauson Avenue                 11/9/94         1,689        $28,375
Suite G-160
Commerce, CA

One Corporate Drive                     2/1/93         1,712        $34,634
Suite 218
Shelton, CT

96A Allen Boulevard                     1/1/94           950        $10,381
East Farmingdale, NY

1185 Morris Avenue                      1/1/96         1,983        $20,340
Suite 301A
Union, NJ

Cargo Building 78                       6/10/93        1,642        $43,205
JFK International Airport
Jamaica, NY

Los Angeles International               8/15/96          647        $17,236
  Airport
Los Angeles, CA

1237 Central Avenue #210               10/19/93          400        $ 4,800
Albany, NY

2144 Doubleday Avenue                    4/1/93          800        $12,420
Ballston Spa, NY

2777 Summer Street                      3/13/95         1515        $30,300
Stamford, CT

224 Datura Street                       9/17/96          250        $ 4,134
West Palm Beach, FL

124 Chestnut Street, Suite 5           11/25/96          500        $ 4,260
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

     On or about December 4, 1997, an outside shareholder and four of the Company's directors (Sands, P. Kikis, Saunders, and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 606166/97) against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. The complaint alleges one or more of the defendant-directors engaged in improper activities, including ultra-vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud, waste of corporate assets and concealment of information from the plaintiff-directors regarding the Company's earnings, lacked power to enter into an employment agreement on behalf of the Company with Mr. Robinett, and entered into service contracts with financially unstable companies without performing due diligence. The complaint further alleges that the Company has failed to appoint a replacement to the office of president and that the directors have entered into a shareholder agreement which is violative of public policy. Plaintiffs seek the award of money damages in an amount which is "not less than"
$11 million from the individual defendants, a declaratory judgment that the shareholder agreement is void, an order for an accounting, certain other injunctive relief and attorneys' fees and disbursements.

     The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 1998, the Company has expended approximately $120,000 in legal fees in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. An additional $65,000 in legal fees has been incurred through May 31, 1998. On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendant's request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. At a duly convened meeting of the board of directors on June 22, 1998, the board voted unanimously to elect Mr. Snitow as an acting director and to appoint him acting president and chief executive officer pending the outcome of the appeal. Mr. Snitow is a partner in the law firm of Snitow & Cunningham, LLP, located in New York, New York. The Company is unable to reasonably estimate the potential impact on the Company's financial condition and results of operations from this lawsuit.

     In May, 1996, a complaint was filed in Queens County Civil Court by three former employees alleging emotional distress, anguish, mental distress and injury to their professional reputation due to retaliatory discharge and related matters. Plaintiffs each seek $2 million for compensatory damages and $2 million in punitive damages in addition to payment of overtime wages of $25,000. The Company's customer, also a defendant and a former employer, has engaged counsel representing all defendants. At this time the Company is unable to estimate the possible loss, if any, that may be incurred as a result of this action. The ultimate outcome may or may not have a material impact on the Company's financial position or results of operations.

     The Company has been named as a defendant in several other employment related claims, including claims of sexual harassment by current and former employees, which are currently under investigation by the New York State Division of Human Rights. At this time the Company is unable to determine the impact on the financial position and results of operations that these claims may have should the investigation conclude that they are valid.

     In August, 1997, a complaint was filed in Los Angeles County Superior Court by six former employees alleging discrimination, wrongful termination, breach of employment contract and intentional infliction of emotional distress. The complaint alleges that plaintiffs have suffered damages in excess of $1 million. After filing the complaint, the plaintiffs, through counsel, agreed to submit the dispute to binding arbitration and a request for dismissal, without prejudice, was filed with the Court. At this time the Company is unable to estimate the possible loss, if any, that may be incurred as a result of such arbitration. The ultimate outcome of such arbitration may or may not have a material impact on the Company's financial position or results of operations.

The Company has been charged with unfair labor practices by the Service Employees International Union 32B-J, claiming the Company refused to bargain with the Union and that the Company unilaterally changed terms and conditions of employment without bargaining. The charge seeks back dues, wages and health and welfare contributions for all employees covered by the collective bargaining agreement between 32B-J and the Company. The matter is being held in suspension pending a decision on a similar case before the National Labor Relations Board. At this time the Company is unable to estimate the impact on the financial position and results of operations as a result of a decision on such case. The ultimate outcome may or may not have a material impact on the Company's financial position or results of operations.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                               STOCKHOLDER MATTERS

     Since July 10, 1995 the Company's common stock has been traded on the over-the-counter NASDAQ SmallCap market under the symbol "CMMD". For several years prior to that time the Company's common stock was traded on the NASDAQ National Market.

     The following table sets forth, for the calendar periods indicated, the last sales price for the Common Stock as reported by the NASDAQ Stock Market, Inc. for each full quarterly period within the two most recent fiscal Years.


             Period<F1>                         Last Sales Price
             ---------                          ----------------

             1997                               High         Low
             ----                               ----         ---
             First Quarter                      1.625        1.125
             Second Quarter                     2.156        1.250
             Third Quarter                      2            1.125
             Fourth Quarter                     2.844        1.125

             1998
             ----
             First Quarter                      2.125        1.343
             Second Quarter                     1.50         0.968
             Third Quarter                      1.125        0.687
             Fourth Quarter                     1.437        0.750

<F1> Reflects fiscal years ended March 31 of the year indicated.

      The above quotations do not include retail mark-ups, mark-downs or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

As of June 30, 1998 there were approximately 250 holders of record of the Company's common stock. Management believes there are in excess of 1500 beneficial holders of the Company's common stock.

      The last sales price of the Company's common stock on June 30, 1998, was $.81.

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



                          COMMAND SECURITY CORPORATION

                         ITEM 6. SELECTED FINANCIAL DATA

The financial data included in this table have been derived from the financial statements as of and for the years ended March 31, 1998, 1997, 1996, 1995, and 1994, which have been audited by independent certified public accountants. The information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with the financial statements and related notes included in the Report.

                                                              Statement of Operations Data
                                                                  Years Ended March 31,
                                              1998          1997          1996          1995<F1>     1994<F2>

Revenue (excluding service company revenue)   $51,796,882   $49,237,418   $54,995,444   $39,595,272  $25,393,933
Gross profit                                  $ 7,340,096   $ 8,443,578   $ 8,496,499   $ 4,527,365  $ 2,914,928

Service contract revenue                      $ 1,450,592   $ 1,471,313   $ 1,519,803   $ 1,291,943  $ 1,022,684
Operating profit/(loss)                       $(2,915,001)  $ 1,267,805   $ 1,250,713   $(2,412,603) $(2,227,936)

Net income/(loss)                             $(4,013,890)  $   450,030   $   511,650   $(2,983,823) $(2,727,102)
Income/(loss) per common share                $      (.62)  $       .05   $       .06   $      (.70) $      (.96)

Weighted average number of common
  shares outstanding                            6,689,352     6,955,548     6,663,986     4,274,657    2,827,297



                                                               Balance Sheet Data as of March 31,

                                              1998          1997          1996          1995         1994

Working capital/(deficiency)                  $(1,122,869)  $ 1,413,212   $   218,968   $  (531,602) $  (772,143)

Total assets                                  $17,697,259   $23,188,576   $22,384,414   $20,267,099  $17,733,634

Short-term debt<F3>                           $ 7,994,445   $ 8,817,997   $ 8,506,911   $ 6,095,183  $ 6,936,086
Long-term debt<F4>                            $   531,323   $ 1,284,423   $ 1,194,505   $ 1,229,773  $ 1,106,221
Redeemable convertible preferred stock        $         0   $ 1,743,555   $ 1,614,525   $ 1,495,065  $         0
Stockholders' equity                          $ 3,134,474   $ 5,731,180   $ 5,189,226   $ 4,993,859  $ 5,135,744


<F1> Includes the operations of United Security Group Inc. from its acquisition date of February 24, 1995.

<F2> Includes the operations of ISS International Service System, Inc. and
     Madison Detective Bureau, Inc. from the acquisition dates of October 27, 1993 and November 1, 1993, respectively.

<F3> The Company's short-term debt includes the current maturities of long-term debt, obligations under capital leases, and short-term borrowings. See Notes 6 and 9 of "Notes to Financial Statements."

<F4> The Company's long-term debt includes the long-term portion of obligations under capital leases.


                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements.

     The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are typically identified by the words "intends", "plans", "efforts", "anticipates", "believes", "expects", or words of similar import. Various important factors that could cause actual results to differ materially from those expressed in the forward looking statements are identified below and may vary significantly based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions, and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from those suggested in the following statements.

     The Company's March 31, 1998, audited financial statements include a qualification regarding the Company's ability to continue as a going concern. As described in the auditor's opinion and at Notes 2, 6 and 9 to the financial statements, the qualification was based on the Company's loss and working capital deficit on March 31, 1998; the Company's default on certain of its debt covenants; and, as described in Notes 14 and 20 to the financial statements, contingencies arising from potential legal actions against the Company based on claims for rescission and in connection with the 1993 private placement; and the contingencies arising from various litigation, including the shareholder derivative action described below. The following discussion addresses management's position with respect to the auditor's concerns.

     The Company's management is in the process of developing a national network of independent security guard companies in order to service clients with sites throughout the United States without incurring the costs of maintaining additional branch offices. Management believes that the implementation of this network will increase its ability to compete against larger national companies and significantly increase its profit margins. In addition, the Company has implemented a plan to actively seek rate increases from its existing clients and to sign new contracts in existing markets in order to realize better economies of scale. Furthermore, management has implemented a centralized purchasing function in order to better control operating costs. Management is in discussions with the Company's lenders in order to obtain waivers of loan covenant defaults triggered primarily by the legal action brought by the plaintiffs in the shareholders derivative action to appoint a receiver. Although the Company was successful in obtaining a stay of that appointment pending the appeal
(see the description of the shareholder derivative action below under "Liquidity and Capital Resources"), management considers such a waiver a remote possibility. In the event the waivers are not obtained, the Company's lenders may call the loans and, in the case of CIT, terminate the Company's line of credit. If this occurs, the Company would be forced to cease operations and/or file for protection under bankruptcy laws. Management cannot predict the liklihood of these events. Expenses to be incurred in connection with the shareholder derivative action cannot be quantified at this time. The Company has no knowledge of any claims for rescission in connection with private placements and believes that the current reserves and insurance is adequate to cover the various litigation matters arising to date as disclosed herein with the exception of the shareholder derivative action.

Although the results of these actions are uncertain, the Company believes that these steps will help the Company improve its operations and generated sufficient cash flow to improve its working capital and satisfy its cash requirements.

At this time, management is unable to reasonably estimate the potential impact on the Company's financial condition and the results of operations based on the defaults, legal actions and contingencies.

Results of Operations

Fiscal Year ended March 31, 1998 Compared with March 31, 1997

     During the fiscal year ended March 31, 1998, revenue increased by $2,559,464 to $51,796,882 from $49,237,418 for fiscal year ended March 31,
1997. The major components of this increase are: approximately $1,840,000 increase due to acquisitions; approximately $1,040,000 decrease due to the sale of the Miami business in December, 1996; and approximately $1,760,000 increase due to new contract starts net of contract cancellations.

     Gross profit decreased by $1,103,483 to $7,340,096 or 14.2% of revenue for the fiscal year ended March 31, 1998 compared to $8,443,578 or 17.1% of revenue for the fiscal year ended March 31, 1997. This decrease resulted from higher payroll costs of approximately $497,000 due to new contracts replacing old contracts at lower prices and margins and the current shortage of qualified labor and increases in overtime. Insurance costs increased by approximately $607,000 primarily due to higher general liability self-insured reserves. The charges for self-insurance reserves are based on actuarial computations and the timing of reported claims and it is, therefore, not known at this time if these increases will continue in future periods.

     Management expects the trend of increasing pressures on margins to continue primarily due to the intense competition which is characteristic of the industry, and current tight labor markets. Management carefully analyzes each of its bids for security guard services in order to assure reasonably adequate profit margins. Management has determined that the jobs with inadequate margins will not be accepted. Management is also pursuing ATM-related security guard contracts which provide higher margins.

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

     Service contract revenue decreased by $20,721 to $1,450, 592 for the fiscal year ended March 31, 1998 compared to $1,471,313 for the fiscal year ended March 31, 1997. The decrease is primarily due to the termination of one service agreement with a client who filed Chapter 7 bankruptcy on August 28, 1997 as well as the terminations of three other service contracts, and offset by an increase of $194,000 generated by one employer of record service contract. Currently over seventy percent of service fee revenue is generated from one contract which is currently being renegotiated and is expected to result in less revenue as the result thereof. Although there are prospective clients, the Company did not sign new service agreements in the fiscal year ended March 31, 1998. If no new contracts are signed, service contract revenue will decrease as current contracts expire.

     General and administrative expenses increased by $634,248 to $7,748,726 in the fiscal year ended March 31, 1998 from $7,114,478 in the fiscal year ended March 31, 1997. The major areas of increase were insurance costs ($206,000), rent, utilities & telephone ($157,000), professional fees ($167,000) and travel costs ($84,000).

     Amortization of intangibles decreased by $121,710 to $1,651,889 for the fiscal year ended March 31, 1998 from $1,773,599 for the fiscal year ended March 31, 1997. This decrease is primarily due to the full amortization of capitalized borrowing costs incurred in 1995.

     The provisions for bad debts increased by $1,003,992 to $1,451,151 for the fiscal year ended March 31, 1998 from $447,159 for the fiscal year ended March 31, 1997. The increase of approximately $764,000 was caused by the Chapter 7 bankruptcy filing of GFM Bayview, a service agreement client, in August, 1997. The remaining increase of approximately $240,000 is management's estimate of accounts that may be uncollectible based on the results of its continuous monitoring of accounts outstanding in excess of 60 days. It is not known if bad debts will increase in future periods nor is the increase necessarily indicative of a trend.

     Bad debt recoveries increased by $155,582 to $245,593 for the fiscal year ended March 31, 1998 from $90,011 for the fiscal year ended March 31, 1997. Significant bad debt recoveries during fiscal 1998 were realized from the accounts of former service agreement clients in Texas ($120,000) and Florida ($60,000).

     A labor claim settlement resulted from a default judgment against the Company in the amount of $314,376.58 by the Eastern District Court of New York in favor of a guard who alleged unjust termination. The claim was settled for $180,000. In addition, the Company has accrued $174,000 for loss contingencies in connection with certain labor claims.

     There was no insurance rebate for the fiscal year ended March 31, 1998 compared with $598,139 received in the fiscal year ended March 31, 1997. Insurance rebates received by the Company for the fiscal years ended March 31, 1997 and 1996 of $598,139 and $742,305 represent dividends received from the Company's former worker's compensation insurance carrier for a multi-state program that was in effect for the three years ended September 30, 1995. The net premium was based on ultimate losses pursuant to a predetermined calculation with rebates of excess premiums refundable to the Company in the form of dividends at the discretion of the insurance carrier. Those excess premiums have been paid to the Company in full. The policies in effect for periods after September 30, 1995 are also loss sensitive but provide for a contractual obligation on the part of the insurance carrier to refund premiums paid, in excess of actually determined premiums. As such, the Company has calculated its insurance expense for the fiscal years ended March 31, 1998 and 1997 on the basis of estimated losses plus certain minimum premium amounts. Therefore, although the Company anticipates that it will receive future cash rebates of premiums for the policy years ended September 30, 1996 and 1997, those rebates will only be reflected on the Statements of Operations in future periods to the extent that actual losses differ from estimated losses.

     The Company recorded a loss on the value of intangible assets of $745,516 for the fiscal year ended March 31, 1998 which is the result of management's re-evaluation of the business retained from certain prior acquisitions in Illinois and California.

     Interest income increased by $49,894 to $229,493 for the fiscal year ended March 31, 1998 compared to $179,599 for the fiscal year ended March 31, 1997 primarily due to interest earned on restricted cash deposits for the benefit of the Company's insurance carrier as collateral for workers compensation claims.

     Interest expense increase by $3,371 to $1,069,223 for the fiscal year ended March 31, 1998 compared to $1,065,852 for the fiscal year ended March 31, 1997.

     Loss on equipment dispositions primarily represents older vehicles sold or retired from service.

     Other income of $35,000 for the fiscal year ended March 31, 1998 represents a fee earned by the Company for its assistance in a financial transaction involving one of its service agreement clients.

     Management expects the Company to incur modest losses at least through the fiscal year ending March 31, 1999 in part due to continuing amortization charges (see footnote #4 on page F-10) and legal fees incurred in connection with the shareholder's derivative suit. (See footnote 14 of the Company's Financial Statements for the years ended March 31, 1998 and 1997). The Company's performance will be dependent on its ability to reduce corporate overhead costs, develop new higher margin product lines and to obtain profitability for under performing branches through acquisitions and/or internal sales. The Company's Board of Directors has not agreed on a policy with respect to costs of financing, the availability of well-priced targets and the Company's capacity for integrating new acquisitions on a profitable basis. Management regularly evaluates the feasibility of selling existing branch offices, with emphasis on those five of the Company's eighteen offices which are generating losses prior to the allocation of corporate overhead.

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

     The provision for doubtful accounts increased by $93,852 to $447,159 for the fiscal year ended March 31, 1997 compared to $353,307 for fiscal year 1996. This increase in the provision is management's estimates of accounts that may be uncorrectable, based on continuous monitoring of accounts outstanding in excess of 60 days. It is not known if bad debts will increase in future periods nor is the increase necessarily indicative of a trend.

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

     This agreement was amended as of January 30, 1997 to provide for an initial two year renewal to February 23, 1999 and automatic two year renewal terms thereafter as well as other changes in terms and conditions. Under this agreement, borrowings may be made in an amount up to 85% (previously 82.5%) of eligible accounts receivable, but in no event more than $10,000,000. The amendment also provides for a term loan in the amount of $500,000 to be repaid in equal monthly installments over five years. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% (previously 2% on the revolving loan) in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets. As of March 31, 1998, the Company was not in compliance with several of the non-financial covenants contained in the loan agreement as a result of the shareholder derivative action described below. Accordingly, all amounts due under the term loan have been classified as short-term on the Company's balance sheet as of March 31, 1998. The Company has requested waivers from CIT. Management considers such waivers a remote possibility.

     At March 31, 1998, the Company had borrowed $6,616,928 representing virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan agreement.

      Generally the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

     Due primarily to the bankruptcy filing by GFM Bayview, a former service agreement client, and increased expenditures due to the start-up of a large contract, the Company has experienced continued cash overdrafts and a working capital deficit. This has impacted accounts payable and management is carefully monitoring its relationships with vendors. The Company has been able to reduce its cash overdraft by $304,000 since March 31, 1997 and management expects to further decrease the overdraft with future cash flows from operations as well as a significant cash receipt expected in July, 1998 in connection with its workers compensation insurance policy. This receipt, however, will not have any impact on the Company's profit or loss.

     In February, 1995 the Company entered into a subordinated loan arrangement with Deltec Development Corporation (Deltec) pursuant to which the Company borrowed $1.5 million, the proceeds of which were used primarily to acquire the assets of United Security Group Inc. (United). The subordinated loan has a term of four years, calls for quarterly principal and interest payments and bears interest at fourteen percent (14%) per annum. It is collateralized, on a subordinated basis, by all of the Company's assets, properties and other revenue. The balance due Deltec at March 31, 1998 was $375,000. The Company was not in compliance with several loan covenants at March 31, 1998. The Company may request waivers from Deltec, if waivers from CIT are forthcoming (see above disclosure regarding CIT).

     Long term debt was reduced by $489,188 from $2,172,606 at March 31, 1997 to $1,683,418 (including current maturities) at March 31, 1998 and consisted of $375,000 due to Deltec; $82,500 due to Gordon Robinett, a Director and former Treasurer of the Company, issued in consideration of a covenant; $294,107 due to Capital Resource Company assumed in connection with the purchase of certain guard service accounts from a former service company in March, 1996, the foreclosure on two service companies in July and December, 1997 and the bankruptcy of a former service agreement client in August, 1997; $391,667 due to CIT Group/Credit Finance; with the remainder of $540,144 representing various auto and other installment loans.

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

     On October 27, 1993, the Company completed a private placement of 1.6 million units at $2.50 per unit. Each unit consists of one share of common stock and one warrant for one-half share exercisable at $3.50 per full share. The private placement raised $4,000,000 of which $2,250,000 was used together with a $1,000,000 bank term loan and promissory notes to the seller for $750,000 and $1,000,000 due October 27, 1994 and October 27, 1995,
respectively, to close the acquisition of the security guard business of ISS. Expenses in connection with the private placement were approximately $677,000. Expenses relating to the acquisition were approximately $146,000. The remainder of $927,000 was used for working capital purposes. The Company and ISS have agreed to a reduction of $1,250,000 in the purchase price of the ISS acquisition for accounts lost during the guarantee period and other offsets.

     The Private Placement Memorandum issued by the Company in connection with both the 1993 and 1995 Private Placements and the interim financial reports for the first three quarters in the fiscal year ended March 31, 1994 and 1995 filed by the Company contained financial information which has since been restated. A legal action has been filed against the Company and is described in greater detail below. It includes claims based on the restatements. It is possible that other purchasers of Units pursuant to the 1993 offering and the purchasers of shares in connection with the offerings that were consummated in February, 1995 may make further claims against the Company, alleging as the basis, among other possible claims, the above mentioned restatements.

     On or about December 4, 1997, an outside shareholder and four of the Company's directors (Sands, P. Kikis, Saunders, and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 606166/97) against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. The complaint alleges that one or more of the defendant-directors engaged in improper activities, including ultra-vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud, waste of corporate assets and concealment of information from the plaintiff-directors regarding the Company's earnings, lacked power to enter into an employment agreement on behalf of the Company with Mr. Robinett, and entered into service contracts with financially unstable companies without performing due diligence. The complaint further alleges that the Company has failed to appoint a replacement to the office of president and that the directors have entered into a shareholder agreement which is violative of public policy. Plaintiffs seek the award of money damages in an amount which is "not less than" $11 million from the individual defendants, a declaratory judgment that the shareholder agreement is void, an order for an accounting, certain other injunctive relief and attorneys' fees and disbursements.

     The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 1998, the Company has expended approximately $120,000 in legal fees in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. An additional $65,000 in legal fees has been incurred through May 31, 1998. On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendant's request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. At a duly convened meeting of the board of directors on June 22, 1998, the board voted unanimously to elect Mr. Snitow as an acting director and to appoint him acting president and chief executive officer pending the outcome of the appeal. Mr. Snitow is a partner in the law firm of Snitow & Cunningham, LLP, located in New York, New York. The Company is unable to reasonably estimate the potential impact on the Company's financial condition and results of operations from this lawsuit.

     Accounts receivable, net of allowance for doubtful accounts, from guard service customers increased by approximately $1,286,000 primarily as a result of higher revenue. Net accounts receivable from service contract customers decreased by approximately $2,552,000; $666,000 of which is due to the bankruptcy of a former service agreement client; $411,000 of which is due to the foreclosure and acquisition of three service agreement clients; and the remainder of $1,475,000 which is due to improved collection of accounts receivable by our remaining service agreement clients. This net decrease resulted in lower borrowings on the line of credit. Accounts payable and accrued expenses increased by approximately $535,000 due to an increase in workers compensation accrued expenses of $353,000; accrued labor claims of $174,000; and an increase in subcontractor payables of $159,000 offset by reductions in sales tax payable of $130,000.

     The Company has negative working capital as of March 31, 1998 of $1,122,869 compared to positive working capital of $1,413,212 as of March 31, 1997. This deterioration in working capital during the fiscal year 1998 was due primarily to the bankruptcy of a former service agreement client, reductions in long-term debt and to finance operating losses.

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

     3. Although management currently has no reasonable basis of information upon which to conclude that any significant service company client or security guard customers will default in payment for the services rendered by the Company, any such default by a significant client would have a material adverse impact on the Company's liquidity, results of operations and financial condition.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See ITEM 14, "EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K."

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     On or about December 4, 1997, an outside shareholder and four of the Company's directors commenced an action against the other four directors, the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. Please refer to Item 3, Legal Proceedings, above, for a more complete description of this action. The Company's by-laws provide for a two-class Board of Directors. The first class consists of directors Steven B. Sands, Peter T. Kikis, Lloyd H. Saunders, III and Thomas P. Kikis. The second class consists of Franklyn H. Snitow, William
C. Vassell, Gordon Robinett, Peter J. Nekos and Gregory J. Miller. The terms of the directors in the first class will expire at the annual meeting of shareholders in 1998 or until their successors have been elected and qualified. The terms of the directors in the second class, with the exception of Mr. Snitow, will expire at the annual meeting of shareholders in 1999 or until their successors are elected and qualified. Mr. Snitow's term will expire upon the ruling of the Appellate Division in connection with the lawsuit referred to above, unless otherwise extended by the Company's Board of Director's. Each director's term, with the exception of Mr. Snitow, is for two years. A classified board makes it more difficult for shareholders to change the majority of directors. Depending on the number of people in each class it could take two (2) annual meetings to replace a majority of the Board. This provision is applicable to every election of directors after the initial classification.

     Each member of the Board, with the exception of Mr. Snitow, has entered into a Shareholder Voting Agreement dated March 8, 1995, which was finally revised on March 24, 1995, and thereafter amended on June 2, 1995 and on September 22, 1997. It provides that each person then on the Board and a party to the agreement will (i) vote all shares beneficially owned by him (his "Shares") for the election to directorships of each of the other members of the Board, (ii) refrain from voting any of his Shares for any action that would result in the increase or decrease of the number of positions on the Board or for the removal, without cause, of any member of the Board, and
(iii) in the event of death, resignation or removal of any director, vote all of his Shares in favor of the election of the person designated as replacement in accordance with the Shareholders Voting Agreement.

     Simultaneously with the execution of the Shareholders Voting Agreement, all of the persons then on the Board signed a Unanimous Written Consent which provides for them to designate certain members of the Board as replacements for any current director upon death, resignation, removal or inability to serve. Messrs. Vassell, Nekos, Miller and Robinett were given the authority to nominate their replacements; Messrs. Thomas Kikis, Sands and Saunders were given the authority to nominate their replacements; and Mr. Peter Kikis was given the authority to nominate his replacement. The Board members agreed that their respective nominees of any replacements could be provided at a later date.

      The following table provides information concerning each person who was an executive officer or director of the Company as of June 30, 1998.


Name                         Age      Title
----                         ---      -----

Franklyn H. Snitow           __       Acting President, CEO and Director

William C. Vassell           40       Chairman of the Board

Gordon Robinett              62       Vice Chairman of the Board

Gregory J. Miller            38       Director

Peter J. Nekos               70       Director

Peter T. Kikis               75       Director

Steven B. Sands              39       Director

Lloyd H. Saunders, III       44       Director

Thomas P. Kikis              37       Director

Eugene U. McDonald           48       Sr. Vice President--Operations

Debra M. Miller              43       Secretary


     Franklyn H. Snitow was elected Acting President, Chief Operating Officer and Director by the Board at a meeting conducted on June 22, 1998. As disclosed under Item 3, Legal Proceedings, above,, Mr. Snitow's election was the result of a stipulation entered into by the other eight members of the Board of Directors pursuant to the derivative action commenced on or about December 4, 1997. During the past five years, Mr. Snitow has been a partner in the law firm of Snitow & Pauley. On July 1, 1998 he became a partner in the law firm of Snitow & Cunningham, LLP. Mr. Snitow will be compensated at the rate of $300 per hour for services rendered to the Company. He will be reimbursed for any expenses incurred in connection with the rendering of such services and is authorized to engage the services of others at the expense of Command to assist in performance of his duties and responsibilities. Mr. Snitow will be indemnified by the Company pursuant to an Indemnification Agreement to the extend permitted in accordance with New York law, the Company's Certificate of Incorporation and its Bylaws. Mr. Snitow has been a director of Tofutti Brands, Inc. since 1990. Mr. Snitow obtained a Bachelor of Arts Degree from American University in 1967 and a Juris Doctor Degree from New York Law School in 1970.

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

     Peter T. Kikis became a director of the Company on February 24, 1995 in connection with the acquisition of United. He has also served as Chairman of the Company's Executive Committee of the Board of Directors since March, 1995. He is a director of Deltec International S.A., the parent of Deltec Development Corporation, the subordinated debt lender to the Company. Since 1950, Mr. Kikis has been the President and a principal in Spencer Management Company, a real estate development and management company in New York, New York. From 1972 to 1992, Mr. Kikis was Chairman of the Board of Directors and a principal of McRoberts Protective Agency, a New York based provider of security guard services. Mr. Kikis is the father of Thomas P. Kikis who is also a director of the Company.

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

     Thomas P. Kikis became a Director of the Company on September 22, 1997 in accordance with the terms of the Shareholders Voting Agreement entered into by the Directors of the Company as of March 8, 1995. For the last six years, Mr. Kikis' principal occupation has been president of Kikis Asset Management located in New York, New York. He recently formed Arcadia Securities, LLC, a New York registered broker-dealer. Mr. Kikis is the son of Mr. Peter T. Kikis who is also a director of the Company.

      Eugene U. McDonald has more than 20 years experience in the security business. He joined the Company in October of 1992 as Vice President of Corporate Services, and recently took over the position of Senior Vice President-Operations. Mr. McDonald has held senior management positions with Globe Security (1973-1990) and Burns International Security Services (1990-1992). He has extensive direct personal experience with the handling of specialized security personnel for cleared facilities as evidenced by his duties as Group Vice President of Energy Services for Globe Security.
He is active in the American Nuclear Society, Institute of Nuclear
Materials Management, American Society for Industrial Security and the Connecticut Police Chiefs Association.

      Debra Miller has been employed by the Company since September 1983, initially as Office Manager and, since March 1986, as Corporate Secretary.

     Based solely on a review of Forms 3, 4 and 5 and any amendments thereto, and written representations to the Company with respect to the fiscal year ended March 31, 1998, the Company is not aware of any person who, at any time during the fiscal year ended March 31, 1998, was a director, officer or beneficial owner of more than ten percent (10%) of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 1998, except that: the reports of the expiration of certain warrants are late in being filed by Mssrs. Kikis, Sands, and Saunders on Form 5. Mssrs. Sands and Saunders have not filed a Form 5 for the fiscal year ended March 31, 1998.

                         ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth for the fiscal year ended March 31, 1998, all plan and non-plan compensation paid to, earned by, or awarded to William
C. Vassell, Chairman of the Board, Gordon Robinett, Vice Chairman of the Board and Former Treasurer and Eugene U. McDonald, Senior Vice President -- Operations. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for the fiscal year ended March 31, 1998, and, therefore, compensation for such other executive officers is not disclosed.




                           SUMMARY COMPENSATION TABLE

                        FOR THE FISCAL YEAR ENDED March 31,1998

                                                            Annual Compensation                   Long-Term Compensation

                                                               Other Annual             Shares Underlying
Name and Principal         Fiscal Year Ended                   Salary                   Warrants             Shares Underlying
Position                   March 31           Annual Salary    Compensation    Bonus    Granted              Repriced Warrants
--------                   --------           -------------    ------------    -----    -------              ----------------
William C. Vassell<F1>
Chairman of the Board
                           1996               $150,000         <F2>                  0  0                          0
                           1997               $150,000         <F2>                  0  0                          0
                           1998               $174,579         <F2>


Gordon Robinett
Vice Chairman
of the Board and Former    1996               $100,000         <F2>                  0  0                          0
Treasurer                  1997               $ 37,692         <F2>                  0  0                    227,500<F3>
                           1998               $ 39,923         $54,500<F2><F4>       0  0                          0


Eugene U. McDonald
Senior Vice President -
Operations                 1996               $ 88,461         <F2>            $15,000  0                          0
                           1997               $105,270         <F2>            $10,000  0                          0
                           1998               $125,794         <F2>            $  6620

<F1>  As of March 31, 1998, Mr. Vassell held a total of 961,950 shares and warrants for 350,000 shares of the Company's common stock.

<F2>  All perquisites and other personal benefits, securities or property do not exceed 10% of the total annual salary and bonus of the executive officer.

<F3>  Includes repricing of the: 107,500 shares issued on January 19, 1991, with exercise price at market value of $5.00, reduced to market value of $3.25 as of August 16, 1993 and reduced on July 15, 1996 to $2.50; 60,000 shares issued on April 8, 1991, with exercise price at market value of $3.375, reduced to market value of $3.25 as of August 16, 1993 and reduced on July 15, 1996 to $2.50; and 60,000 shares issued on May 15, 1992, with exercise price at market value of $3.88, reduced to market value of $3.25 as of August 16, 1993 and reduced on July 15, 1996 to $2.50.

<F4>  Mr. Robinett also received $52,500 under his termination agreement (see below) and $2,000 in Director's fees.


Stock Options/Warrants

      The Company did not grant any stock options or warrants during the last fiscal year to the Company's chief executive officer or to any of the Company's executive officers whose total annual salary and bonus exceeded $100,000. There were no tandem or free standing stock appreciation rights granted to any person during the fiscal year shown.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      The Company's Compensation Committee is intended to make all recommendations to the Board related to compensation issues with respect to executive officers. It is comprised of William C. Vassell, Peter T. Kikis and Steven B. Sands. While Mr. Vassell will participate in decisions relating to compensation for executive officers, he will not vote on matters relating to his own compensation. Likewise, none of the directors or executive officers serve on the compensation committee of any other entity with the exception of Gorden Robinett, who serves on the compensation committee of Uniforce Temporary Personnel, Inc. None of the other members of the Company's Board of Directors is an officer, director or employee of Uniforce Temporary Personnel, Inc.

Employment Agreements and Warrants and Termination of Employment and Change of Control Agreements.

     The Company has entered into an engagement letter and an indemnification agreement with Mr. Snitow. In accordance with the engagement letter, Mr. Snitow shall be compensated at the rate of $300.00 per hour, plus reimburseable expenses, based on his hourly billing to the Company. The indemnification agreement between the Company and Mr. Snitow provides for the maximum indemnification permitted under New York law, and the Company's Certificate of Incorporation and By-Laws.

     The Company has entered into employment agreements with Messrs. Vassell and Robinett. These agreements were amended in April of 1991 and were amended and restated in June of 1991. In September 1992, the terms of these agreements were extended for two years to July 19, 1996, and were further amended as of February 24, 1995, to extend the terms to July 19, 2000. Mr. Robinett's employment agreement terminated on July 19, 1996. Following the resignation in August of 1997 of H. Richard Dickinson, the Company's former Chief Financial Officer and Executive Vice President, Mr. Robinett was engaged on a per diem basis to temporarily perform the functions of Mr. Dickinson until a replacement was approved by the Board. Mr. Robinett works an average of three days per week and is compensated therefor at the rate of $385 per day.

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

     In September of 1992, the Company entered into a Compensation Continuation Agreement with Mr. Vassell in consideration of his agreement to extend the term of his employment for two years. This Agreement provides that, if, within specified periods of a Change of Control of the Company (as defined in the Agreement) Mr. Vassell's employment is terminated by the Company without Cause (as defined in said Agreement), or if Mr. Vassell terminates his employment for Good Reason (as defined in the Agreement), Mr. Vassell will be paid 2.99 times the greater of his annual compensation as in effect on the date of the Agreement or the highest annual compensation for any of the three years preceding the termination. All awards previously granted under any performance incentive plan, the actual payment of which may be deferred, will be vested as a result of the Change of Control and all options and warrants held by Mr. Vassell will become immediately exercisable. Currently, the aggregate amount payable to Mr. Vassell upon his termination in the event of a change in control would be 2.99 times his total compensation of approximately $175,000 for the fiscal year ended March 31, 1998, or approximately $525,000.

     Other than pursuant to the Employment Agreement and the Compensation Continuation Agreement for Mr. Vassell (see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"), there is no compensation plan or arrangement for the benefit of any person named in the Summary Compensation Table that would result from the resignation, retirement or other termination of such person's employment.

      Other than the compensation described above, there are no long-term incentive plans for the persons named in the Summary Compensation Table. Furthermore, the Company does not have a pension plan.

Board of Directors Compensation

     No executive officer receives any additional compensation for serving as a director, except in the case of Mr. Snitow who is compensated at the rate of $300 per hour in accordance with the engagement letter referenced above in this Item 11. Directors who are not employees of the Company, and excluding Mr. Snitow, receive a meeting fee of $1,000 for each meeting attended, and all directors are reimbursed for expenses incurred in attending Board meetings. With the exception of Gregory J. Miller and Peter T. Kikis, no other directors who are not also executive officers received any plan or non-plan compensation from the Company during the last three fiscal years.

     On April 30, 1997, the Board voted to pay Mr. Kikis $2,500 per month starting as of April 1, 1996 in recognition of his successfully negotiating certain matters on the Company's behalf and for his continuing contributions to the Company, particularly in his capacity as chairman of the Executive Committee of the Board of Directors.

      During the fiscal year 1998, Mr. Miller performed miscellaneous legal services on behalf of the Company and was compensated therefor in an amount approximating $6,000.

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

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the number and percentage of common stock (being the Company's only voting securities) beneficially owned by (i) each person who owns of record (or is known by the Company to own beneficially) 5% or more of the Company's common stock or as to which he has the right to acquire within 60 days of June 30, 1998, (ii) each director and executive officer and (iii) all of said beneficial owners, officers and directors as a group, as of June 30, 1998. The address for each director and executive officer is the Company's principal office at Lexington Park, Route 55, Lagrangeville, New York 12540.

     Other than as set forth in the following table or pursuant to the Shareholders Voting Agreement, the Company is not aware of any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who owns more than 5% of the common stock of the Company.


                          Amount and
                          Nature of
                          Beneficial
Name                      Ownership<F1>      Percent of Class<F11>
----                      -------------      ---------------------

William C. Vassell        1,311,950<F2>      17.3%

Steven B. Sands/            844,311<F3>      11.1%
Sands Brothers &
Co., Ltd.
101 Park Avenue
New York, NY

Franklyn H. Snitow                0          <F12>

Gordon Robinett             262,500<F4>       3.5%

Peter T. Kikis              350,270<F5>       4.6%

Peter Nekos                  22,500<F6>      <F12>

Debra Miller                 17,600<F7>      <F12>

Lloyd H. Saunders, III          500          <F12>

Gregory J. Miller            10,000<F8>      <F12>

Thomas P. Kikis             677,559<F9>       8.9%

Eugene U. McDonald           16,250<F10>     <F12>


All Officers and          3,163,170          41.6%
Directors as a Group      <F2><F3><F4>
(11 Persons)              <F5><F6><F7>
                          <F8><F9><F10>


<F1>  The Company has been advised that all individuals listed above, except
Steven B. Sands (see Note (3), below) and Peter T. Kikis (see Note (5), below) have the sole power to vote and dispose of the number of shares set forth opposite their names.

<F2>  Includes 350,000 shares underlying warrants that are currently exercisable.

<F3> A Schedule 13D filed by Mr. Sands, Sands Brothers and the parties listed below, filed with the Commission on or about November 8, 1993, and amended on April 7, 1994, December 13, 1994, March 31, 1995 and November 9, 1995, indicates that these shares are beneficially owned by: Katie and Adam Bridge Partners, L.P.; Jenna Partners, L.P.; Jenna Partners, II, L.P.; Owl-I Partners, L.P.; Lily Capital Appreciation Partners, LP and Ponderosa Partners, LP ("Ponderosa"). The corporate general partners of the above-named limited partnerships are, respectively, K & A Bridge Partners Corp., Jenna Capital Corp., Jenna II Capital Corp., Owl Capital Management, Inc., Lily Capital Corp. and Ponderosa Capital Corp. Mr. Steven B. Sands is the chief executive officer of Sands Brothers as well as a director and the owner of 50% of the capital stock of K & A Bridge Partners Corp., Jenna Capital Corp., Jenna II Capital Corp. and Owl Capital Management, Inc. Mr. Martin S. Sands is the President of Sands Brothers as well as a director and 50% owner of the above-referred corporate general partners. Steven B. Sands and Martin P. Sands are the only executive officers, directors and controlling persons of Sands Brothers. Based on information provided by Sands Brothers to the Company, Steven B. Sands and Martin S. Sands each share voting power over 1,261,311 shares. This amount includes (i) 64,390 shares issuable upon exercise of the Sands Warrant issued to Sands Brothers in connection with the Company's 1993 Private Placement; (ii) 100,610 shares issuable upon exercise of the Sands 95 Placement Warrant, issued to Sands Brothers in connection with the Company's 1996 Private Placement that have been transferred to Ponderosa; and (iii) 7,000 shares issuable upon exercise of the Sands Consulting Warrant, issued to Sands Brothers in connection with consulting services provided to the Company. As disclosed in the November, 1995 13D Sands Brothers transferred to its designees warrants to purchase 95,610 shares underlying the Sands Warrant and approximately 149,390 under the Sands 95 Placement Warrant. Katie and Adam Bridge Partners, L.P. has sole voting and dispositive power over 746,061 shares; Jenna Partners, L.P. has sole voting and dispositive power over 122,500 shares; Jenna Partners, II, L.P. has sole voting and dispositive power over 85,750 shares; Owl-I Partners, L.P. has sole voting and dispositive power over 35,000 shares; Lily Capital Appreciation Partners, L.P. has sole voting and dispositive power over 100,000 shares and Ponderosa has sole voting and dispositive power over 165,000 shares. On March 30, 1994, Mr. Steven B. Sands was elected to the Company's Board of Directors. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Notwithstanding the disclosures above, all of the 417,000 Shares issuable upon exercise of the various warrants therein described Expired prior to the fiscal year ending March 31, 1998. The number of shares over which Steven B. Sands/Sands Brothers & Co., Ltd. share voting power is therefore reduced to 844,311.

<F4>  Includes 107,500 shares underlying presently exercisable non-qualified stock options and 120,000 shares underlying warrants that are currently exercisable.

<F5>  Includes 150,000 shares underlying warrants currently exercisable, 93,306 shares issuable upon conversion of Series A Preferred Stock .

<F6>  Includes 20,000 shares underlying options currently exercisable.

<F7>  Includes 17,500 shares underlying options currently exercisable.

<F8>  Includes 10,000 shares underlying warrants currently exercisable.

<F9>  A schedule 13D filed by Thomas P. Kikis, President of Kikis Asset
Management Corporation (KAMC), filed with the Commission on or about March 12, 1998, indicates that these shares are beneficially owned by KAMC on behalf of its clients: Peter T. Kikis, 285,306 shares; and Thomas P. Kikis, 136,653 shares. Of the 285,306 shares owned beneficially by Peter T. Kikis, 162,000 are issuable on exercise of currently exercisable warrants held by him and 93,306 are issuable on conversion of shares of Series A Preferred Stock held by him which are currently convertible. Of the 136,653 shares owned beneficially by Thomas P. Kikis, 46,653 are issuable on conversion of shares of the Series A Preferred Stock held by him which are currently convertible. KAMC, as investment advisor to its advisory clients, has sole voting power and dispositive power over all 677,559 shares. Such power is exercised by Thomas P. Kikis.

<F10> Includes 15,000 shares underlying options currently exercisable.

<F11> Percent of class for each shareholder is calculated as if all options and warrants included in the table for such shareholder are outstanding. The number of outstanding shares of common stock is 6,658,143.
The percent of class for all executive officers and directors as a group is calculated as if all options and warrants held by any shareholders included in the group are outstanding. The denominator for the group calculation is 7,595,556.

<F12> Less than 1 percent.


                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

     A description of the engagement letter and indemnification agreement between the Company and Franklyn H. Snitow, acting president and director of the Company is found in Item 11 herein.

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

     Gordon Robinett, a member of the Company's Board of Directors and former Treasurer, entered into a Covenant Not to Compete with the Company on July
23, 1996 in connection with his termination of employment with the Company. Under that agreement, the Company is to make periodic payments to Mr.
Robinett over four years totalling $180,000, the exercise price of Mr. Robinett's options and warrants was reduced to $2.50, and an expiration date was fixed at July 19, 2000. In return, Mr. Robinett is prohibited from directly or indirectly competing with the Company until July 19, 2000. In August of 1997, Mr. Robinett was engaged by the Company on a per diem basis to temporarily perform the functions of Mr. Dickinson until a replacement was approved by the Board. Mr. Robinett works an average of three days per week and is compensated therefor at the rate of $385 per day.

                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                        SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) Financial statements filed as part of this report:

                                                                  Page
                                                                  ----

   Reports of Independent Accountants                             F-1

   Balance Sheets - March 31, 1998 and 1997                       F-2

   Statements of Operations - Years Ended                         F-3
     March 31, 1998, 1997, and 1996

   Statements of Changes in Stockholders'                         F-4
     Equity - Years Ended March 31, 1998, 1997, and 1996

   Statements of Cash Flows - Years Ended                         F-5 - F-7
     March 31, 1998, 1997, and 1996

   Notes to Financial Statements                                  F-8 - F-22

   (2) Financial statement schedule filed as part of this report:

   Valuation and qualifying accounts - years ended                F-23
     March 31, 1998, 1997, 1996****

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

4.4    Reclassified as Exhibit
       10.39

4.5    Reclassified as Exhibit
       10.40

4.6    Warrant (50,000) to the CIT     Incorporated by reference to Exhibit 4.2
       Group/Credit Finance            of the Form 8-K filed on March 13, 1996.

4.7    Specimen Series A Preferred     Incorporated by reference to Exhibit 4.2
       Stock Certificate               of the Third Amendment to the S-1

10.1   Form of Amendment to
       Employment Agreement for        Incorporated by reference to Exhibit
       William C. Vassell dated        10.1 of the 10-K for the fiscal year
       April 8, 1991                   ended March 31, 1992 (the "1992 10-K")

10.2   Amended and Restated
       Employment Agreement for        Incorporated by reference to Exhibit
       William C. Vassell dated        10.3 of the 1992 10-K
       June 18, 1991

10.3   Amendment #1 to Amended &       Incorporated by reference to Exhibit
       Restated Employment             10.5 to the 1993 10-K
       Agreement for William C.
       Vassell dated September 25,
       1992

10.4   Form of Amendment to            Incorporated by reference to Exhibit
       Employment Agreement for        10.2 of the 1992 10-K
       Gordon Robinett dated
       April 8, 1991

10.5   Amended and Restated            Incorporated by reference to Exhibit
       Employment Agreement for        10.4 of the 1992 10-K
       Gordon Robinett dated
       June 18, 1991

10.6   Amendment #1 to Amended         Incorporated by reference to Exhibit
       & Restated Employment           10.6 of the 1993 10-K
       Agreement for Gordon
       Robinett dated
       September 25, 1992

10.7   Form of Warrant Agreement       Incorporated by reference to Exhibit
       and Warrant for William C.      10.3 of the 1991 10-K
       Vassell (175,000 shares)
       and Gordon Robinett
       (60,000 shares)

10.8   Form of Warrant Agreement       Incorporated by reference to Exhibit
       dated May 15, 1992              10.7 to the 1992 10-K
       for William C. Vassell
       (125,000 shares), Gordon
       Robinett (60,000 shares)
       and Peter J. Nekos (10,000
       shares)

10.9   Compensation Continuation       Incorporated by reference to Exhibit
       Agreement for William           10.9 of the 1993 10-K
       C. Vassell dated September
       25, 1992

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

10.23  Amendment to ISS Purchase       Incorporated by reference to Exhibit
       Agreement                       10.23 of the 1994 10-K/A

10.24  Plan of Acquisition,            Incorporated by reference to Exhibit
       Reorganization, Liquidation     2 of the Form 8-K filed November 12,
       or Succession of Madison        1993

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

99.11  Press Release dated June 25,    Incorporated by reference to Exhibit
       1997 re: FYE 1997 results       99.11 to the 1997 10-K.

(b)   Reports on Form 8-K



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

       (iv) Report on Form 8-K dated November 13, 1996 Item 7(c) - Exhibits Press release dated October 23, 1996 Press release dated November 06, 1996

        (v) Report on Form 8-K dated November 19, 1996 Item 7(c) - Exhibit Press release dated November 13, 1996

       (vi) Report on Form 8-K dated February 14, 1997 Item 7(c) - Exhibits Press release dated February 07, 1997 Press release dated February 10, 1997

      (vii) Report on Form 8-K dated August 15, 1997 Item 7(c) - Exhibits Press release dated August 11, 1997

     (viii) Report on Form 8-K dated Septemebr 11, 1997 Item 7(c) - Exhibits Press release dated September 10, 1997

       (ix) Report on Form 8-K dated November 19, 1997 Item 7(c) - Exhibits Press release dated November 19, 1997

        (x) Report on Form 8-K dated Decemebr 18, 1997 Item 5

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               COMMAND SECURITY CORPORATION

                                  By:/s/ Franklyn H. Snitow
                                  -------------------------------------
                                  Franklyn H. Snitow
                                  Acting President and Chief Executive Officer


Date:  July 13, 1998

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

/s/ Franklyn H. Snitow        Acting Director, Acting           July 13, 1998
----------------------------- President and Chief Executive
Franklyn H. Snitow            Officer


/s/ *                         Chairman of the                   July 13, 1998
----------------------------- Board and Director
William C. Vassell


/s/ *                         Vice Chairman of the              July 13, 1998
----------------------------- Board and Director
Gordon Robinett


/s/ *                         Director                          July 13, 1998
-----------------------------
Peter T. Kikis


/s/ *                         Director                          July 13, 1998
-----------------------------
Peter J. Nekos


/s/ *                         Director                          July 13, 1998
-----------------------------
Gregory J. Miller


                              Director                          July 13, 1998
-----------------------------
Steven B. Sands


                              Director                          July 13, 1998
-----------------------------
Lloyd H. Saunders, III


/s/ *                         Director                          July 13, 1998
-----------------------------
Thomas P. Kikis

* Signed on behalf of the signator by Franklyn H. Snitow pursuant to Power of Attorney.

/s/ Franklyn H. Snitow
------------------------------                                  July 13, 1998

Attorney-in-Fact

The Registrant has not sent an annual report or proxy material to its shareholders. The Registrant intends to send an annual report and proxy material to its shareholders subsequent to the date hereof in connection with its 1998 annual meeting to be conducted later this year.


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K




(A) (1) Financial statements filed as part of this report:

                                                                    Page No.

      Independent auditor's report                                       F-1

               Balance sheets - March 31, 1998 and 1997                  F-2

               Statements of operations - years ended
                March 31, 1998, 1997 and 1996                            F-3

               Statements of changes in stockholders' equity -
                years ended March 31, 1998, 1997 and 1996                F-4

               Statements of cash flows - years ended
                March 31, 1998, 1997 and 1996                      F-5 - F-7

               Notes to financial statements                      F-8 - F-22


      (2)     Financial statement schedule filed as part of this report:

               Valuation and qualifying accounts - years ended
               March 31, 1998, 1997 and 1996                            F-23


      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                           COMMAND SECURITY CORPORATION

                               FINANCIAL STATEMENTS
                        (and Independent Auditor's Report )

                                   YEARS ENDED
                              MARCH 31, 1998 AND 1997

Independent Auditor's Report
on the Financial Statements


To the Board of Directors
  and Stockholders of
Command Security Corporation

We have audited the financial statements and financial statement schedule of Command Security Corporation listed in item 14(a) of this Form 10-K as of March 31, 1998 and 1997, and for each of the three years in the period ended March 31, 1998. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 2, 6 and 9 to the financial statements, the Company incurred losses for the year ended March 31, 1998, and a working capital deficit at March 31, 1998, is in default on certain of its debt covenants, and, as described in Notes 14 and 20, there is a contingency and litigation for which the outcomes are uncertain. The Company's continuation is dependent on the forbearance of its lenders, its ability to achieve profitability from its operations, to generate adequate working capital to meet its current operating expenses and debt obligations and to favorably and quickly resolve the contingency and litigation. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern or satisfactorily resolve the contingency and litigation.



June 8, 1998
Poughkeepsie, New York


Command Security Corporation

Balance Sheets
March 31, 1998 and 1997

                                                                                         1998                1997
ASSETS
Current assets:
   Cash and cash equivalents                                                             $       -0-         $       -0-
   Accounts receivable from guard service customers, less allowance for
    doubtful accounts of $414,851 and $337,273, respectively                               8,877,428           7,591,010
   Accounts receivable from service contract customers, less allowance for
              doubtful accounts of $301,496 and $282,348, respectively                     2,628,838           5,180,682
   Prepaid expenses                                                                          493,870           1,322,918
   Notes receivable, current maturities, less allowance for doubtful
    accounts of $273,715 and $450,653, respectively                                           12,272             218,267
   Other receivables, less allowance for doubtful accounts
    of $1,024,319 and $104,138, respectively                                                  92,376             699,248
                                                                                         -----------         -----------
               Total current assets                                                       12,104,784          15,012,125

Furniture and equipment at cost, net                                                       1,176,246           1,105,473

Notes and long-term receivables, less allowance for doubtful
   accounts of $785,360                                                                          -0-             387,327

Intangible assets, net                                                                     2,714,550           5,033,566

Deferred income taxes                                                                            -0-             259,835

Other assets                                                                               1,701,679           1,390,250
                                                                                         -----------         -----------

    Total assets                                                                         $17,697,259         $23,188,576
                                                                                         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Cash overdraft                                                                        $   449,895         $   753,644
   Current maturities of long-term debt                                                    1,224,423             977,372
   Current maturities of obligations under capital leases                                     71,115              77,047
   Short-term borrowings                                                                   6,698,907           7,763,578
   Accounts payable and accrued expenses                                                   4,050,758           3,342,122
   Due to service companies                                                                  732,555             685,150
                                                                                         -----------         -----------
    Total current liabilities                                                             13,227,653          13,598,913

Deferred revenue                                                                                 -0-             391,685

Self-insurance reserves                                                                      803,809             438,820

Long-term debt, net                                                                          458,995           1,195,234

Obligations under capital leases, net                                                         72,328              89,189
                                                                                         -----------         -----------
                                                                                          14,562,785          15,713,841

Commitments and contingencies (Notes 14 and 16)

Redeemable, convertible Series A preferred stock, $.0001 par value
   per share, 10,567 shares designated, issued and outstanding                                   -0-           1,743,555
                                                                                         -----------         -----------

Stockholders' equity:
   Preferred stock, convertible Series A, $.0001 par value per share,
    authorized 1,000,000 shares, 11,412 shares issued and outstanding                      1,883,039                 -0-
   Common stock, $.0001 par value per share, authorized 20,000,000
    shares, issued 8,013,543 and 8,424,332, respectively                                         801                 842
   Paid-in capital                                                                         9,431,505           9,897,319
   Deficit                                                                                (8,177,871)         (4,163,981)
                                                                                         -----------         -----------
                                                                                           3,137,474           5,734,180
   Common stock in treasury, at cost, 1,355,400 shares                                        (3,000)             (3,000)
                                                                                         -----------         -----------

                                                                                           3,134,474           5,731,180
                                                                                         -----------         -----------

   Total liabilities and stockholders' equity                                            $17,697,259         $23,188,576
                                                                                         ===========         ===========

See accompanying notes and auditor's report

Command Security Corporation

Statements of Operations
Years Ended March 31, 1998, 1997 and 1996

                                                                     1998                1997                1996
Revenue                                                              $ 51,796,882        $ 49,237,418        $ 54,995,444
Cost of revenue                                                        44,456,786          40,793,840          46,498,945
                                                                     ------------        ------------        ------------

       Gross profit                                                     7,340,096           8,443,578           8,496,499

Service contract revenue                                                1,450,592           1,471,313           1,519,803
                                                                     ------------        ------------        ------------
                                                                        8,790,688           9,914,891          10,016,302
                                                                     ------------        ------------        ------------

Operating expenses:
   General and administrative expenses                                  7,748,726           7,114,478           8,135,963
   Amortization of intangibles                                          1,651,889           1,773,599           1,203,228
   Provision for doubtful accounts and notes                            1,451,151             447,159             353,307
   Bad debt recoveries                                                   (245,593)            (90,011)           (220,918)
   Labor claims contingencies and settlements                             354,000                 -0-                 -0-
   Insurance rebates                                                          -0-            (598,139)           (742,305)
   Loss on value of intangible assets, net                                745,516                 -0-              36,314
                                                                     ------------        ------------        ------------

                                                                       11,705,689           8,647,086           8,765,589
                                                                     ------------        ------------        ------------

       Operating income/(loss)                                         (2,915,001)          1,267,805           1,250,713
                                                                     ------------        ------------        ------------

Other income/(expense)
   Interest income                                                        229,493             179,599             169,277
   Interest expense                                                    (1,069,223)         (1,065,852)         (1,182,779)
   Loss on equipment dispositions                                         (34,324)            (71,882)            (28,952)
   Other income                                                            35,000                 -0-              (2,850)
                                                                     ------------        ------------        ------------

                                                                         (839,054)           (958,135)         (1,039,604)
                                                                     ------------        ------------        ------------

       Income/(loss) before income tax benefit                         (3,754,055)            309,670             211,109

Income tax (expense)/benefit                                             (259,835)            140,360             300,541
                                                                     ------------        ------------        ------------

       Net income/(loss)                                               (4,013,890)            450,030             511,650

Preferred stock dividends                                                (139,484)           (129,030)           (119,460)
                                                                     ------------        ------------        ------------

Net income/(loss)
   applicable to common stockholders                                 $ (4,153,374)       $    321,000        $    392,190
                                                                     ============        ============        ============

Income/(loss) per share of common stock                              $       (.62)       $        .05        $        .06
                                                                     ============        ============        ============

Weighted average number of common and
   common equivalent shares outstanding                                 6,689,352           6,955,548           6,663,986
                                                                     ============        ============        ============



See accompanying notes and auditor's report



Command Security Corporation

Statements of Changes in Stockholders' Equity
Years Ended March 31, 1998, 1997 and 1996

                                                                                    Retained
                                       Preferred      Common         Paid-In        Earnings       Stock In
                                       Stock          Stock          Capital        (Deficit)      Treasury       Total

Balance at April 1, 1995               $        -0-   $       799    $10,121,721    $(5,125,661)   $    (3,000)   $ 4,993,859

Issuance/(return) of
   escrowed common stock
   - Accrued fees                                              15            (15)                                         -0-
   - Retention settlement                                      (2)       (64,685)                                     (64,687)

Deferred stock
   compensation expense                                                    4,300                                        4,300

Common stock
   registration costs                                                   (136,436)                                    (136,436)

Preferred stock dividends                                               (119,460)                                    (119,460)

Net income                                                                              511,650                       511,650
                                       ------------   -----------    -----------    -----------    -----------    -----------

Balance at March 31, 1996                       -0-           812      9,805,425     (4,614,011)        (3,000)     5,189,226

Exercise of
   common stock put                                                     (218,765)                                    (218,765)

Common stock issued                                            21        439,198                                      439,219

Issuance/(return) of
   escrowed common stock
   - Note collateral                                           24            (24)                                         -0-
   - Accrued fees                                             (15)            15                                          -0-

Common stock warrants
  subscribed                                                                 500                                          500

Preferred stock dividends                                               (129,030)                                    (129,030)

Net income                                                                              450,030                       450,030
                                       ------------   -----------    -----------    -----------    -----------    -----------

Balance at March 31, 1997                       -0-           842      9,897,319     (4,163,981)        (3,000)     5,731,180

Common stock issued                                             5         54,008                                       54,013

Return of escrowed
  common stock
    o Note collateral                                         (35)            35                                          -0-
    o Retention adjustment                                    (11)      (294,394)                                    (294,405)

Cash paid in lieu of
  compensatory stock warrants                                            (85,979)                                     (85,979)

Transfer of
  preferred stock                         1,813,297                                                                 1,813,297

Preferred stock dividends                    69,742                     (139,484)                                     (69,742)

Net loss                                                                             (4,013,890)                   (4,013,890)
                                       ------------   -----------    -----------    -----------    -----------    -----------

Balance at
   March 31, 1998                      $  1,883,039   $       801    $ 9,431,505    $(8,177,871)   $    (3,000)   $ 3,134,474
                                       ============   ===========    ===========    ===========    ===========    ===========

See accompanying notes and auditor's report


Command Security Corporation

Statements of Cash Flows
Years Ended March 31, 1998, 1997 and 1996



                                        INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        1998                1997                 1996
OPERATING ACTIVITIES
   Net income/(loss)                                                    $(4,013,890)        $   450,030          $   511,650
    Adjustments to reconcile net income/(loss) to net
    cash provided by/(used in) operating activities:
      Depreciation and amortization                                       2,038,794           2,133,715            1,587,832
      Provision for doubtful accounts and
        notes receivable                                                  1,451,151             447,159              353,307
      Deferred income                                                           -0-                 -0-               15,734
      Loss on equipment dispositions                                         34,324              71,882               28,952
      Loss on value of intangible assets, net                               745,516                 -0-               36,314
      Deferred income taxes                                                 259,835            (140,360)            (300,541)
      Compensatory common stock purchase warrants                               -0-                 -0-                4,300
      Self insurance reserves                                               900,128             293,238              171,704
      Changes in operating assets and liabilities,
        net of effects of business acquisitions:
          Accounts receivable, current and long-term                        780,602            (854,845)          (2,300,578)
          Prepaid insurance                                                 880,665             (38,813)             326,796
          Other receivables                                                 (88,574)           (413,779)             168,365
          Other assets                                                     (244,246)           (336,850)            (379,972)
          Accounts payable and accrued expenses                             124,665            (611,286)          (1,036,351)
          Income taxes                                                          -0-                 -0-                  -0-
          Due to service companies                                           28,495             105,139              259,382
                                                                        -----------         -----------          -----------
                 Net cash provided by/(used in)
                   operating activities                                   2,897,465           1,105,230             (553,106)
                                                                        -----------         -----------          -----------

INVESTING ACTIVITIES
   Purchase of equipment                                                   (153,298)            (98,760)            (124,838)
   Business acquisitions and purchase of
    intangible assets                                                      (116,521)           (281,246)            (249,034)
   Proceeds from equipment dispositions                                      27,122              75,902               18,153
   Proceeds from sale of intangible assets                                      -0-             210,000               69,825
   Issuance of notes by service companies
    and other third parties                                                     -0-            (252,208)            (138,450)
   Principal collections on notes receivable                                113,828             246,207              258,039
                                                                        -----------         -----------          -----------
                 Net cash used in investing activities                     (128,869)           (100,105)            (166,305)
                                                                        ------------        ------------         -----------

FINANCING ACTIVITIES
   Net borrowings/(payments) on line of credit                             (533,908)          1,186,632            2,149,686
   Proceeds from long-term debt                                                 -0-             500,000                  -0-
   Repayments on other short and long-term debt                          (1,763,505)         (2,480,414)          (1,380,126)
   Repayments on capital lease obligations                                  (81,455)            (96,762)            (116,458)
   Net proceeds from/(cost of) issuance of stock                                -0-              45,219             (136,436)
   Proceeds from common stock warrants subscribed                               -0-                 500                  -0-
   Cash paid in lieu of compensatory stock warrants                         (85,979)                -0-                  -0-
   Cash overdraft                                                          (303,749)           (160,300)             202,745
                                                                        ------------        ------------         -----------
                 Net cash provided by/(used in)
                    financing activities                                 (2,768,596)         (1,005,125)             719,411
                                                                        -----------         -----------          -----------

Net (decrease)/increase in cash and cash equivalents                            -0-                 -0-                  -0-

Cash and cash equivalents, beginning of year                                    -0-                 -0-                  -0-

Cash and cash equivalents, end of year                                  $       -0-         $       -0-          $       -0-
                                                                        ===========         ===========          ===========

See accompanying notes and auditor's report


Command Security Corporation

Years Ended March 31, 1998, 1997 and 1996


1.    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION


      Cash paid during the period for:
                             1998           1997           1996
        Interest             $1,100,903     $1,045,238     $1,190,675
        Income Taxes                -0-            -0-            -0-



2.    SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        For the years ended March 31, 1998, 1997 and 1996, the Company purchased transportation and security equipment with direct installment and lease financing of $365,825, $566,709 and $354,493, respectively.

        The Company generally obtains short-term financing to meet its insurance needs. For the years ended March 31, 1998, 1997 and 1996, $133,055, $576,991 and 593,530, respectively, have been borrowed for this purpose. These borrowings have been excluded from the statements of cash flows.

        For the years ended March 31, 1998, 1997 and 1996, the Company accrued accumulated dividends of $139,484, $129,030 and $119,460 and issued 845, 782 and 724 additional shares of its Series A convertible preferred stock for the years ended March 31, 1998, 1997 and 1996, respectively, to its preferred stockholders. These charges to paid-in capital and credits to preferred stock have been excluded from the statements of cash flows.

        In March, 1998, the Company settled the retention adjustment in connection with the sale of certain customer lists originally closed in December, 1996. The resultant charge to deferred income of $103,989 and credits to notes receivable and accrued expenses of $63,159 and $40,830, respectively, have been excluded from the statement of cash flows.

        During the year ended March 31, 1998, the Company settled various retention issues related to customer list purchases. The resultant net charge to equity and credit to intangible assets of $240,392 have been excluded from the statement of cash flows.

        During the year ended March, 1998, the Company acquired certain guard service accounts from three former service agreement clients in settlement of outstanding advances and the assumption of certain loan guarantees. Debt assumed of $150,006 and net advances of $94,655 have been excluded from the purchase of intangible assets in the statement of cash flows.

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



See accompanying notes and auditor's report

Command Security Corporation

Years Ended March 31, 1998, 1997 and 1996




2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

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



See accompanying notes and auditor's report

Command Security Corporation

Notes to Financial Statements
March 31, 1998, 1997 and 1996





1.    Business Description and Summary of Accounting Policies

      The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

        Principal business activities

          Command Security Corporation (the Company) is a uniformed security guard service company operating in New York, Connecticut, California, Florida, Illinois and New Jersey. In addition, the Company also provides other security guard companies (service companies) in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue or gross profit.

        Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include provisions for uncollectible accounts and notes receivable, recoverability and attrition rates of purchased customer lists, and reserves for general liability and workers compensation claims. Actual results could differ from those estimates.

        Revenue recognition

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

        Cash and cash equivalents

          For purposes of the cash flows statement, the Company defines cash and cash equivalents as cash and investments with maturities of three months or less.

        Equipment

          Equipment is stated at cost. Depreciation is accumulated using the straight-line method over the estimated useful lives of the equipment ranging from 3 to 7 years.

        Intangible assets

          Intangible assets are stated at cost and consist primarily of customer lists which are being amortized on a straight-line basis over five to fifteen years. The life assigned to customer lists acquired is based on management's estimate of the attrition rate. The attrition rate is estimated based on historical contract longevity and management's operating experience. Recoverability is evaluated annually based on anticipated expected future cash flows and actual customer attrition. Due to a significant increase in the attrition rate in connection with some of the Company's New York area customer lists, in April, 1996, the Company reduced the estimated remaining lives of these customer lists from 15 years to 5 years, resulting in an increase in amortization expense of $393,600 for the years ended March 31, 1998 and 1997.

        Advertising costs

          The Company expenses advertising costs as incurred. Amounts incurred for recruitment and general business advertising were $129,400, $140,600 and $106,400 for the years ended March 31, 1998,
          1997 and 1996, respectively.

Command Security Corporation

March 31, 1998, 1997 and 1996



1.    Business Description and Summary of Accounting Policies, continued

        Income/(loss) per common share

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of potential common shares, if any, is excluded. No diluted earnings per share are presented because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive. The implementation of SFAS 128 had no effect on the calculation of the Company's earnings per share for the years ended March 31, 1997 and 1996.

        Accounting for stock options

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


2.    Going Concern Matters and Management's Plans for Continued Operations

         The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company's operations resulted in a net loss of $4,013,890 for the year ended March 31, 1998, and a working capital deficit at March 31, 1998, of $1,122,869. As described in Notes 6 and 9, the Company is in default on certain of its debt covenants and, as described in Notes 14 and 20, there is litigation and a contingency for which the outcomes are uncertain. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The Company's management is in the process of developing a national network of independent security guard companies in order to service clients with sites throughout the United States without incurring the costs of maintaining additional branch offices. Management believes that the implementation of this network will increase its ability to compete against larger national companies and significantly increase its profit margins. In addition, the Company has implemented a plan to actively seek rate increases from its existing clients and to sign new contracts in existing markets in order to realize better economies of scale. Furthermore, management has implemented a centralized purchasing function in order to better control operating costs.

         Although the results of these actions are uncertain, the Company believes that these steps will help the Company improve its operations and generate sufficient cash flow to improve its working capital and satisfy its cash requirements.

Command Security Corporation

March 31, 1998, 1997 and 1996

3. Furniture and Equipment


Furniture and equipment at March 31, consist of the following:

                                      1998                    1997
Transportation equipment              $ 1,095,712             $   955,195
Security equipment                        438,311                 397,746
Office furniture and equipment          1,520,997               1,476,536
                                      -----------             -----------
                                        3,055,020               2,829,477
Accumulated depreciation                1,878,774               1,724,004
                                      -----------             -----------
                                      $ 1,176,246             $ 1,105,473
                                      ===========             ===========

Depreciation expense for the years ended March 31, 1998, 1997 and 1996 was $386,905, $360,116 and $388,904, respectively, and includes amortization of assets purchased under capital lease arrangements
(see Note 16).


4. Intangible Assets

Intangible assets at March 31, consist of the following:

                                   1998                    1997
Customer lists                     $ 6,048,491             $ 7,713,983
Borrowing costs                        165,000                 165,000
Covenant not to compete                180,000                 180,000
Goodwill                                34,007                  34,007
                                   -----------             -----------
                                     6,427,498               8,092,990
Accumulated amortization             3,712,948               3,059,424
                                   -----------             -----------

                                   $ 2,714,550             $ 5,033,566
                                   ===========             ===========

Amortization expense for the years ended March 31, 1998, 1997 and 1996, was $1,651,889, $1,773,599 and $1,198,928, respectively. During the year ended March 31, 1998, the Company removed intangibles and related accumulated amortization of $1,743,880 and $998,364, respectively, from its accounts and recognized impairment losses of $745,516 on its purchased customer lists due to lack of retention in some of its branches. Management believes that the future expected cash flows will not be sufficient to recover the remaining unamortized costs associated with these lists. During the year ended March 31, 1996, the Company recognized an impairment loss of $101,002 on certain purchased customer lists and recovered $64,688 in connection with another purchased customer list previously written off.

5. Other Assets

Other assets at March 31, consist of the following:


                                                                              1998                    1997
Restricted cash                                                               $ 1,040,853             $   813,430
Insurance deposits                                                                551,296                 469,858
Security deposits                                                                  99,420                  92,707
Other                                                                              10,110                  14,255
                                                                              -----------             -----------

                                                                              $ 1,701,679             $ 1,390,250
                                                                              ===========             ===========


Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers compensation claims. Insurance deposits represent estimated premium amounts returnable to the Company over a period of two to seven years based on the excess of premium deposits over actual workers compensation claims.

Command Security Corporation

March 31, 1998, 1997 and 1996


6. Short-Term Borrowings

Short-term borrowings at March 31, consist of the following:


                                                                                1998                  1997
Bank line of credit                                                             $ 6,616,928           $ 7,150,836
Various insurance financing arrangements,
 interest ranging from 7.04% to 8.53%                                                49,029               403,167
Other obligations                                                                    32,950               209,575
                                                                                -----------            ----------

                                                                                $ 6,698,907           $ 7,763,578
                                                                                ===========           ===========


In February, 1995, the Company entered into an agreement with the CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement. The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined, but in no event in excess of $10,000,000. At March 31, 1998, the Company had used $6,616,928 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly at 1.5% over prime, or 10.0% at March 31, 1998. The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the agreement is initially until February, 1999, with automatic two year renewal terms thereafter.

The Company relies heavily on its revolving loan from CIT which contains numerous non-financial covenants. As of March 31, 1998, the Company was not in compliance with several of the non-financial covenants.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, consist of the following:

                                                                                1998                  1997
Trade accounts payable                                                          $   817,126           $   654,339
Payroll and related expenses                                                      2,165,737             2,187,132
Independent contractors                                                             163,867                 4,403
Insurance                                                                           361,937                18,925
Interest                                                                              5,480                37,160
Sales tax                                                                           119,392               249,411
Accrued professional fees                                                            60,000                50,000
Accrued loss contingencies                                                          174,000                   -0-
Liabilities assumed in acquisitions                                                  27,816                33,067
Other                                                                               155,403               107,685
                                                                                -----------           -----------

                                                                                $ 4,050,758           $ 3,342,122
                                                                                ===========           ===========


As of March 31, 1998, the Company has accrued $174,000 for loss contingencies in connection with certain labor claims that management has determined are probable that a liability has incurred.

8. Deferred Revenue

Deferred revenue of $391,685 included on the balance sheet at March 31, 1997, represents gain on the sale of certain of the Company's service contracts and billings for services to service companies in exchange for notes and interest thereon. These gains have been deferred pending cash collections on the notes and elimination of certain debt guarantees extended (see Note 14).

Command Security Corporation

March 31, 1998, 1997 and 1996

9. Long-Term Debt

Long-term debt at March 31, consists of the following:

                                                                              1998                    1997

NSC Shareholder Trust, due July, 1997, interest at 6%,
collateralized by common stock                                                $       -0-             $    88,911

32 B-J Pension, Health and Annuity Fund, due
July, 1997, net of imputed interest of $2,769                                         -0-                 126,018

Deltec Development Corporation, due February 24,
1999, interest at 14%<F1>                                                         375,000                 750,000

Gordon Robinett (Director), due October, 1999,
no interest, collateralized by related covenant                                    82,500                 135,000

Capital Resource Company, (five notes and one note)
due April, 1998, to June, 2001, interest at 14%, unsecured                        294,107                  81,246

Various installment loans due at various dates
through December, 2000, with interest ranging
from 3.8% to 15.90%                                                               540,144                 499,764

CIT Group/Credit Finance, Inc., due February 1, 2002
interest at prime plus 1.5%, currently 10.0%<F2>                                  391,667                 491,667
                                                                              -----------             -----------
                                                                                1,683,418               2,172,606
Less: Current maturities                                                        1,224,423                 977,372
                                                                              -----------             -----------

                                                                              $   458,995             $ 1,195,234
                                                                              ===========             ===========

<F1> The term loan from Deltec Development Corporation ("Deltec"), payable in quarterly installments of $93,750 plus interest at 14% per annum, is collateralized by substantially all of the assets of the Company and is subordinate to the CIT borrowings.

<F2> The term loan from CIT Group/Credit Finance, Inc., payable in monthly installments of $8,333 plus interest at prime plus 1.5% per annum, is collateralized with security pledged under the revolving loan and security agreement (see Note 6).


As described in Note 6, the Company is in violation of certain debt covenants of the debt agreement with CIT. The loan agreement with Deltec also incorporates the CIT covenants. As such, all outstanding balances from CIT and Deltec have been included in current maturities of long-term debt as of March 31, 1998.

The aggregate amount of required principal payments of long-term debt is as follows:


Year ending: March 31, 1999                   $ 1,224,423
             March 31, 2000                       335,345
             March 31, 2001                       119,626
             March 31, 2002                         4,024
                                              -----------
                                              $ 1,683,418


Command Security Corporation

March 31, 1998, 1997 and 1996

10. Stockholders' Equity

Changes in the number of equity shares of the Company's preferred and common stock for the years ended March 31, 1998, 1997 and 1996, are as follows:


                                                                   Preferred            Common           Treasury
                                                                   Stock                Stock            Stock
Balance at April 1, 1995                                              -0-               7,989,332        1,355,400

Issuance/(return) of escrowed common stock
  Accrued fees                                                                            152,774
  Retention settlement                                                                    (22,500)
                                                                   ------               ---------        ---------

Balance at March 31, 1996                                             -0-               8,119,606        1,355,400

Common stock issued                                                                       219,500

Issuance/(return) of escrowed common stock
  Note collateral                                                                         238,000
  Accrued fees                                                                           (152,774)
                                                                   ------               ---------        ---------
Balance at March 31, 1997                                             -0-               8,424,332        1,355,400

Transfer of preferred stock                                        10,567

Preferred stock dividend shares issued                                845

Common stock issued                                                                        57,447

Return of escrowed common stock
  Note collateral                                                                        (350,911)
  Retention adjustment                                                                   (117,325)
                                                                   ------               ---------        ---------

Balance at March 31, 1998                                          11,412               8,013,543        1,355,400
                                                                   ======               =========        =========

11. Concentration of Risk

The Company extends credit to the various service companies for which it administers billings, collection and payroll functions. At March 31, 1998 and 1997 the Company had loans and advances outstanding to current and former service companies of $10,000 and $1,137,453, net of reserves of $1,194,110 and $909,007, respectively. The notes are collateralized by customer lists and other general intangibles in accordance with the service company agreements. The service companies operate in New York, Florida, Illinois, New Jersey, Texas, Virginia, Arizona, California, Massachusetts and Washington.

Geographic concentrations of credit risk with respect to trade receivables are primarily in the New York Metropolitan area consisting of 45% and 40% of total receivables as of March 31, 1998 and 1997, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the years ended March 31, 1998, 1997 and 1996, the Company generated 31%, 24% and 23%, respectively, of its revenue from the commercial airline industry. During the years ended March 31, 1998, 1997 and 1996, 52%, 38% and 33% of service fee revenue, respectively, was earned from one service company. The Company's remaining customers are not concentrated in any specific industry.

The Company maintains its cash accounts in commercial banks.
Accounts at each bank are guaranteed by the Federal Deposit
Insurance Corporation (FDIC) up to $100,000.

Command Security Corporation

March 31, 1998, 1997 and 1996

12. Insurance Rebates

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

13. Self-Insurance

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

The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. In addition, the Company has obtained an excess liability policy that covers claims for an additional $30,000,000 in the aggregate ($25,000,000 prior to October 1, 1997). The Company retains the risk for the first $50,000 per occurrence. Charges for general liability self-insurance reserves of $900,128, $293,238 and $171,704, are included in cost of sales for the years ended March 31, 1998, 1997 and 1996, respectively.

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

14. Contingent Liabilities

The Company has guaranteed certain installment loans extended to various service companies and customer list purchasers by Capital
Resources Company. The total outstanding balance of such loans as of March 31, 1998, was approximately $627,800.

In May, 1996, a complaint was filed in Queens County Civil Court by three former employees alleging emotional distress, anguish, mental distress and injury to their professional reputation due to retaliatory discharge and related matters. Plaintiffs each seek $2 million for compensatory damages and $2 million in punitive damages in addition to payment of overtime wages of $25,000. The Company's customer, also a defendant and a former employer, has engaged counsel representing all defendants. At this time the Company is unable to estimate the possible loss, if any, that may be incurred as a result of this action. The ultimate outcome may or may not have a material impact on the Company's financial position or results of operations.

The Company has been named as a defendant in several other employment related claims, including claims of sexual harassment by current and former employees, which are currently under investigation by the New York State Division of Human Rights. At this time the Company is unable to determine the impact on the financial position and results of operations that these claims may have should the investigation conclude that they are valid.

Command Security Corporation

March 31, 1998, 1997 and 1996

14. Contingent Liabilities, continued

In August, 1997, a complaint was filed in Los Angeles County Superior Court by six former employees alleging discrimination, wrongful termination, breach of employment contract and intentional infliction of emotional distress. The complaint alleges that plaintiffs have suffered damages in excess of $1 million. After filing the complaint, the plaintiffs, through counsel, agreed to submit the dispute to binding arbitration and a request for dismissal, without prejudice, was filed with the Court. At this time the Company is unable to estimate the possible loss, if any, that may be incurred as a result of such arbitration. The ultimate outcome of such arbitration may or may not have a material impact on the Company's financial position or results of operations.

The Company has been charged with unfair labor practices by the Service Employees International Union 32B-J, claiming the Company refused to bargain with the Union and that the Company unilaterally changed terms and conditions of employment without bargaining. The charge seeks back dues, wages and health and welfare contributions for all employees covered by the collective bargaining agreement between 32B-J and the Company. The matter is being held in suspension pending a decision on a similar case before the National Labor Relations Board. At this time the Company is unable to estimate the impact on the financial position and results of operations as a result of a decision on such case. The ultimate outcome may or may not have a material impact on the Company's financial position or results of operations.

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

On or about December 4, 1997, an outside shareholder and four of the Company's directors (Sands, P. Kikis, Saunders,and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No.606166/97 against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. The complaint alleges that one or more of the defendant-directors engaged in improper activities, including ultra-vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud, waste of corporate assets and concealment of information from the plaintiff-directors regarding the Company's earnings, lacked power to enter into an employment agreement on behalf of the Company with Mr. Robinett, and entered into service contracts with financially unstable companies without performing due diligence. The complaint further alleges that the Company has failed to appoint a replacement to the office of president and that the directors have entered into a shareholder agreement which is violative of public policy. Plaintiffs seek the award of money damages in an amount which is "not less than" $11 million from the individual defendants, a declaratory judgment that the shareholder agreement is void, an order for an accounting, certain other injunctive relief and attorneys' fees and disbursements.

The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 1998, the Company has expended approximately $120,000 in legal fees in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. An additional $65,000 in legal fees have been incurred through May 31, 1998. On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. At this time the Company is unable to reasonably estimate the potential impact on the Company's financial condition and results of operations from this lawsuit.

Command Security Corporation

March 31, 1998, 1997 and 1996

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

16. Lease Commitments

The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $605,000, $631,000 and $778,000, for the years ended March 31, 1998, 1997 and 1996, respectively.

The Company leases certain equipment and vehicles under agreements which are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 1998, are $345,444 and $120,409 and at March 31, 1997, $355,054 and $95,960, respectively.

The future minimum payments under long-term noncancellable capital and operating lease agreements are as follows:

                                             Capital               Operating
                                             Leases                Leases
Year ending: March 31, 1999                  $    85,304           $   294,917
             March 31, 2000                       60,251               247,328
             March 31, 2001                       17,899               204,807
             March 31, 2002                        2,686               140,270
             March 31, 2003                          -0-                17,295
                                             -----------           -----------
                                                 166,140           $   904,617
                                                                   ===========
             Amounts representing interest       (22,697)
                                             -----------
                                             $   143,443
                                             ===========

17. Stock Option Plan and Warrants

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

Command Security Corporation

March 31, 1998, 1997 and 1996

17. Stock Option Plan and Warrants, continued

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

Pursuant to the 1993 Private Placement (see Note 20), the Company issued Unit Warrants to purchase an aggregate of up to 800,000 shares to investors and warrants to purchase 160,000 shares to the placement agent. Each Unit Warrant represents the right to purchase one-half of a share at a price of $4.50 per full share. The placement agent warrants are exercisable at $2.50 per share. The Company has the right to redeem the Unit Warrants at $0.10 per warrant at any time after April 27, 1994, if, at any time, the mean of the closing market price quotations for the shares over 20 consecutive trading days is at least $6.00 or the closing market price quotations for the shares is at least $6.00 for 10 consecutive trading days. During the fiscal year ended March 31, 1995, the exercise price of the Unit Warrants was adjusted to $3.50 per full share, the fair value on the date of adjustment. As of March 31, 1998, the options have expired.

The Company entered into a Consultant's Agreement dated November 1, 1993, under which the Company has agreed to issue stock or warrants in exchange for consulting services. The aggregate value of such stock or warrants to be granted will not exceed $300,000. During the fiscal year ended March 31, 1994, the Company issued warrants for 200,000 shares and in July, 1994 issued additional warrants for 100,000 shares. The warrants expired in July, 1997, however, the Company has reserved 150,000 shares of common shares to provide the consultant with up to $300,000 of compensation. During the year ended March 31, 1998, $85,979 has been paid in cash, reducing the stock to be released to a value not to exceed $214,021. As of March 31, 1998, no shares of common stock have been released.

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

On September 12, 1994, the Company entered into a consulting agreement with a firm owned by a member of the Company's Board of Directors to provide stockholder relations for a term of one year. In conjunction with this agreement, the Company issued certain employees of this firm warrants to purchase up to 100,000 shares of common stock, exercisable through September 30, 1997, at exercise prices of $3.00 per share. As of March 31, 1998, all of these warrants have expired.

On September 28, 1994, the Company issued a warrant for 25,000 shares of common stock exercisable at $3.63 per share in connection with the signing of a non-employer of record service agreement to provide scheduling, payroll, billing and receivable financing services for an independent guard service company. The warrant expired in October, 1997.

On February 24, 1995, the Company issued warrants for 250,000 shares of common stock to a firm owned by a member of the Company's Board of Directors and warrants for 50,000 shares of common stock to a lender who provides the Company's working capital line of credit, respectively, in connection with the financing for the acquisitions of the security guard business of United Security Group Inc. The waarants issued to the firm expired in February, 1998. The warrants issued to the lender are exercisable at $2.10 per share and expire in February 2001.

On October 4, 1996, the Company issued warrants for 35,000, 150,000, 10,000 and 10,000 shares of common stock to the Company's then Chief Financial Officer and three Board members, respectively. The warrants are exercisable at $1.875 and expire on September 30, 2001.

On November 25, 1996, warrants to purchase 50,000 shares of common stock were subscribed to for $500 by the Company's public relations firm. The warrants are exercisable at $2.25 per share and expire in November, 2001.

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

Command Security Corporation

March 31, 1998, 1997 and 1996

17.   Stock Option Plan and Warrants, continued

The following is a summary of activity related to all Company stock option and warrant arrangements:


                                     Options                          Warrants

                           Exercise          Number of      Exercise          Number of
                           Price             Shares         Price             Shares
Outstanding at
  April 1, 1995            $2.25<F1>-$5.00   167,500        $2.10-$6.00        2,350,000

Expired/Canceled                      5.00    (7,500)              6.00          (75,000)
                           ---------------  --------        -----------        ---------

Outstanding at
  March 31, 1996            2.25    - 2.50   160,000         2.10- 3.75        2,275,000

Granted                                                      1.87- 2.25          255,000
                           ---------------  --------        -----------        ---------

Outstanding at
  March 31, 1997            2.25    - 2.50   160,000         1.87- 3.75        2,530,000

Expired                                                      1.87- 2.25       (1,570,000)
                           ---------------  --------        -----------       ----------

Outstanding at
  March 31, 1998           $2.25    -$2.50   160,000        $1.87-$3.75          960,000
                           ===============  ========        ===========       ==========

<F1> Adjusted

At March 31, 1998, there were 160,000 and 960,000 options and warrants outstanding, respectively, exercisable at prices ranging from $1.87 to $3.75, and 1,167,500 shares reserved for issuance under all stock arrangements.

Significant option and warrant groups outstanding at March 31, 1998, and the related weighted average exercise price and life information are as follows:

                                                                  Weighted             Weighted
                             Options/            Options/         Average              Average
Range of                     Warrants            Warrants         Exercise             Remaining
Exercise Price               Outstanding         Exercisable      Price                Life (years)

$1.875                         205,000             205,000        $1.875               3.50
 2.10   to   2.50              380,000             380,000         2.380               2.07
 3.00   to   3.50              310,000             310,000         3.250                .76
             3.75              225,000             225,000         3.750                .71
                             ---------           ---------
 1.875  to   3.75            1,120,000           1,120,000         2.804               2.10
                             =========           =========


As disclosed in Note 1, the Company continues to follow the provisions of APB 25, "Accounting for Stock Issued to Employees," when determining the value of stock based compensation. Accordingly, no compensation expense has been recognized for its stock based compensation. If the Company had used the fair value method of accounting for stock based compensation, there would have been no effect on the net loss of the Company for the year ended March 31, 1998. For the year ended March 31, 1997, net income would have been reduced by approximately $45,000, or $.01 per share. The impact of the fair value method takes into account options and warrants granted since April 1, 1995. The weighted fair value of options and warrants granted during the year ended March 31, 1997, was $.18. There were no options or warrants issued during the years ended March 31, 1998 or 1996. For the year ended March 31, 1997, the fair value was estimated using the exercise price on the date of the grant and the following assumptions: risk free interest rate of 5.41%, volatility of 64.30% and a dividend yield of 0.00%.

Command Security Corporation

March 31, 1998, 1997 and 1996

18. Income Taxes

Income tax expense/(benefit) for the years ended March 31 consists of the following:


                               1998               1997            1996
Current:
  Federal                      $    -0-           $(181,066)      $     -0-
  State and local                   -0-                 -0-             -0-
                               --------           ---------       ---------
                                    -0-            (181,066)            -0-
Deferred:
  Federal                       181,283              28,400        (209,680)
  State and local                78,552              12,306         (90,861)
                               --------           ---------       ---------
                                259,835              40,706        (300,541)
                               --------           ---------       ---------

Income tax expense/(benefit)   $259,835           $(140,360)      $(300,541)
                               ========           =========       =========


The deferred tax expense for March, 1998, represents an increase in the beginning-of-year valuation allowance for deferred tax assets. The current income tax benefit for March, 1997, consists of the reversal of a previously established allowance in connection with certain Federal net operating loss carry-backs.

The differences (expressed as a percentage of pretax income) between the statutory Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:


                                                      1998              1997                1996

Statutory federal income tax rate                      34.0              34.0                 34.0
State and local income taxes,
  net of federal benefit                                9.8               9.8                  9.8
Valuation allowance and reserves                      (50.7)            (82.9)              (178.0)
Permanent differences                                  (0.5)             (6.2)                (8.2)
                                                      -----             -----               ------

  Effective tax rate                                   (7.4)%           (45.3)%             (142.4)%
                                                      =====             =====               ======

The significant components of deferred tax assets and liabilities as of March 31, 1998 and 1997 are as follows:


                                          1998                        1997

Current deferred assets:
  Accounts receivable                     $   150,769                 $    98,377
  Accrued expenses                            272,459                     269,404
                                          -----------                 -----------
                                              423,228                     367,781
  Valuation allowance                        (423,228)                   (367,781)
                                          -----------                 -----------

    Net current deferred asset            $       -0-                 $       -0-
                                          ===========                 ===========

Non-current deferred assets/(liabilities):
  Notes receivable                        $       -0-                 $   312,608
  Equipment                                  (100,280)                    (79,138)
  Intangible assets                         1,196,499                     591,649
  Self-insurance                              345,638                     188,693
  Deferred revenue                                -0-                      99,127
  Net operating loss carryover              1,757,431                     527,551
                                            3,199,288                   1,640,490
    Valuation allowance                    (3,199,288)                 (1,380,655)
                                          -----------                 -----------

      Net non-current deferred asset      $       -0-                 $   259,835
                                          ===========                 ===========


The valuation allowance increased by $1,874,080 during the year ended March 31, 1998 and decreased by $429,464 and $300,541 during the years ended March 31, 1997 and 1996, respectively. Federal and State net operating loss carry-overs were approximately $3,709,000 and $4,093,200, respectively, at March 31, 1998. They begin to expire in 2010.

Command Security Corporation

March 31, 1998, 1997 and 1996

19. Service Agreements

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

The following is a summary of the service companies' activities for the years ended March 31, 1998, 1997 and 1996, respectively, the components of which have been excluded from the Company's financial statements:


                                              1998                    1997                   1996

Service companies' guard
  service revenue                             $17,913,206             $17,241,188            $20,267,157
Cost of revenue                                13,286,869              13,757,683             16,657,284
                                              -----------             -----------            -----------
Gross profit                                    4,626,337               3,483,505              3,609,873
Service companies' share of gross profit        3,551,906               2,455,187              2,365,104
                                              -----------             -----------            -----------
                                                1,074,431               1,028,318              1,244,769
Other service revenue                             376,161                 442,995                275,034
                                              -----------             -----------            -----------

Service contract revenue                      $ 1,450,592             $ 1,471,313            $ 1,519,803
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

20. Private Placements

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

In October, 1993, the Company completed a private placement of 1,600,000 units, at $2.50 per unit, each consisting of one share of the Company's common stock and one three year redeemable warrant to purchase one-half common share. In addition, the Company issued warrants to purchase 160,000 shares to the placement agent (see
Note 17). Proceeds to the Company, net of placement agent fees of $520,000 and offering costs of $156,926, amounted to $3,323,074. The Company was obligated to register the shares issued in connection with this offering by February, 1994, and has attempted to do so. The registration, however, was not completed until November, 1995, and in December, 1994, the Company authorized the issuance of an additional 400,000 shares to the initial investors in accordance with the provisions of the private placement agreement.

In connection with the above private placement offerings, the Company has certain risks that are described in Note 14.

Command Security Corporation

March 31, 1998, 1997 and 1996

21. Preferred Stock

The Board of Directors has been authorized to issue preferred stock in series and to fix the number, designation, relative rights, preferences and limitations of each series of such preferred stock. Of the 1,000,000 shares authorized for issuance, 11,412 have been designated as Series A Convertible Preferred Stock ("Series A").

The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable by the issuance of additional Series A stock until such time as all amounts due on the Deltec debt (see Note 9) have been paid in full and then in cash thereafter. During the years ended March 31, 1998, 1997 and 1996, 845, 782 and 724 Series A shares have been issued, representing dividends accrued through February 24, 1998, 1997 and 1996, respectively. Accrued dividends at March 31, 1998, approximated 88 shares of Series A stock ($14,400). Upon liquidation or redemption the Series A shareholders are entitled to $165 per share.

Any holder of Series A shares may at any time convert their shares into common stock of the Company at a conversion ratio of 100 shares of common stock for each share of Series A stock.

The Company was obligated to redeem any unconverted Series A shares at such time as the Deltec debt is paid in full. However, no redemption was required until all outstanding warrants issued in the Company's October 1993 private placement were exercised. All such warrants expired in October, 1997, and the Company is no longer obligated to redeem the Series A preferred stock. Consequently, the preferred stock has been transferred and included with stockholders' equity on the balance sheet as of March 31, 1998.

22. Fair Value

The fair value of the Company's long-term notes receivable is based on the current rates offered by the Company for notes of the same remaining maturities. The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 1998 and 1997, the fair value of long-term notes receivable and long-term debt approximates their carrying amounts.

23. Related Party Transactions

The Company's former general counsel is also a member of the Board of Directors. Legal fees paid amounted to $6,238, $4,202 and $1,826 for the years ended March 31, 1998, 1997 and 1996, respectively.

A director of Deltec International SA, the parent of Deltec Development Corporation, the subordinated debt lender to the Company (see Note 9), is also a member of the Board of Directors of the Company. Interest paid in connection with this debt amounted to $85,312, $137,813 and $192,318 for the years ended March 31, 1998,
1997 and 1996, respectively. In addition, Deltec acquired 3,000 shares of the Company's preferred stock at a cost of $495,000 (see
Note 21). Dividends accrued and paid in additional shares of preferred stock for the years ended March 31, 1998, 1997 and 1996, amounted to $46,035, $42,735 and $39,600, or 279, 259 and 240 shares, respectively. Expenses of $28,100 and $28,670 were paid on behalf of this director as compensation for services rendered for the years ended March 31, 1998 and 1997, respectively.

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

Command Security Corporation

March 31, 1998, 1997 and 1996

25. Acquisitions

During fiscal years 1998 and 1997, the Company acquired several smaller security guard businesses, principally customer lists, for an aggregate final cost of approximately $378,000 and $603,000, respectively, payable in cash, notes and Company stock. The Company accounted for these acquisitions using the purchase method. The financial statements include the operations of these businesses from the respective acquisition dates. The customer lists are being amortized over a five year period, the estimated economic lives of the lists. Common stock issued in connection with the 1997 acquisitions amounted to 137,122 shares with a fair value of $153,600 on date of issue. No stock was issued in connection with the fiscal 1998 acquisitions.

26. Year 2000 Conversion

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are known risks. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has evaluated the risks and costs associated with this problem and completed the initial assessment. The cost of achieving Year 2000 compliance is estimated to be between $29,000 and $36,000. The Company expects to complete the project in the fourth quarter of 1998 and will expense theses costs as they are incurred.

27. Fourth Quarter Adjustments

During the quarter ended March 31, 1998, the Company had fourth quarter adjustments which included a write down of the carrying value of intangibles ($745,516), an increase in the valuation allowance for the beginning-of-the-year balance of deferred taxes ($259,835) and an accrual for loss contingencies in connection with certain labor claims ($174,000). The aggregate effect of such adjustments was to increase net loss and net loss per share by approximately $1,179,000 and $.18, respectively.


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

Year ended March 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful accounts
     receivable - current maturities  $  619,621   $ 376,404    $119,847    $            $   5,837   $393,688       $  716,347

    Allowance for doubtful notes
     receivable - current maturities     450,653     180,360                  37,867<F1>     1,978    393,187          273,715

    Allowance for other doubtful
     receivables - current maturities    104,138     837,129       7,000     196,829<F1>     7,000    113,777        1,024,319

    Allowance for doubtful notes
     and long-term receivables,
      net of current maturities          785,360      57,258                               230,778    611,839              -0-



Year ended March 31, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts
     receivable - current maturities     842,006     316,828      47,024                    90,011    496,226          619,621

    Allowance for doubtful notes
     receivable - current maturities     362,164      43,565                  11,000<F2>                               450,653
                                                                              33,924<F3>
    Allowance for other doubtful
     receivables - current maturities     17,372      86,766                                                           104,138

    Allowance for doubtful notes and
     long-term receivables,
      net of current maturities                      737,436                 (11,000)<F2>                              785,360
                                                                              58,924<F3>

Year ended March 31, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts
     receivable - current maturities     903,899     203,307      57,285      58,601<F2>              381,093          842,006

    Allowance for doubtful notes
     receivable - current maturities     340,045                              22,119<F2>                               362,164

    Allowance for other doubtful
     receivables - current maturities    122,513                  69,280     (54,557)<F2>   18,253    101,611           17,372

    Allowance for doubtful notes and
     long-term receivables,
      net of current maturities        1,650,272     150,000     115,616     (26,170)<F2>  220,918    931,364          737,436




<F1> Represents deferred revenue reduction related to non-performing receivable.

<F2> Represents reclassifications between short-term and long-term receivables.

<F3> Represents retention and other adjustments related to customer list purchases.

Exhibit 24

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each of the undersigned directors and officers of Command Security Corporation, (the "Company"), hereby constitutes and appoints Franklyn H. Snitow, his true and lawful attorney of attorney-in-fact, with full power of substitution and resubstitution, for him and his name, place, and stead, to sign on his behalf as a director or officer, or both, as the case may be, of the Company Form 10-K pursuant to the Securities Act of 1934 and to sign any and all amendments to such From 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission or any state regulatory authority, granting unto said attorney or attorney-in-fact, and each of them, full power and authority to do and perform each and every act and thing they deem necessary, advisable or appropriate in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney or attorneys-in-fact or any of them or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

This Power of Attorney may be signed in multiple counterparts all of which, taken together, shall constitute one original Power of Attorney, Faced signatures of the respective Directors shall be deemed to be originals for purposes of this Power of Attorney.

IN WITNESS WHEREOF, the undersigned have hereunto set their hands as of the 13th day of July, 1998.

/s/
William C. Vassell, Chairman of the Board and Director

/s/
Peter T. Kikis
Director

/s/
Gregory J. Miller
Director

/s/
Thomas P. Kikis
Director

/s/
Gordon Robinett
Vice Chairman of the Board

/s/
Peter J. Nekos
Director

/s/
Steven B. Sands
Director

/s/
Lloyd H. Saunders, III
Director



                        EXHIBIT 27 - FINANCIAL DATA SCHEDULE

[ARTICLE]
[MULTIPLIER] 1,000
[CURRENCY] U.S. DOLLARS

[PERIOD-TYPE]                                                                                   YEAR
[FISCAL-YEAR-END]                                                                        MAR-31-1998
[PERIOD-START]                                                                           APR-01-1997
[PERIOD-END]                                                                             MAR-31-1998
[EXCHANGE-RATE]                                                                                 1.00
[CASH]                                                                                          (450)
[SECURITIES]                                                                                       0
[RECEIVABLES]                                                                                 12,509
[ALLOWANCES]                                                                                     990
[INVENTORY]                                                                                        0
[CURRENT-ASSETS]                                                                              12,105
[PP&E]                                                                                         3,055
[DEPRECIATION]                                                                                 1,879
[TOTAL-ASSETS]                                                                                17,697
[CURRENT-LIABILITIES]                                                                         13,228
[BONDS]                                                                                        8,526
[PREFERRED-MANDATORY]                                                                              0
[PREFERRED]                                                                                    1,883
[COMMON]                                                                                           1
[OTHER-SE]                                                                                     1,250
[TOTAL-LIABILITY-AND-EQUITY]                                                                  17,697
[SALES]                                                                                            0
[TOTAL-REVENUES]                                                                              53,247
[CGS]                                                                                              0
[TOTAL-COSTS]                                                                                 44,457
[OTHER-EXPENSES]                                                                                   0
[LOSS-PROVISION]                                                                               1,451
[INTEREST-EXPENSE]                                                                             1,069
[INCOME-PRETAX]                                                                               (3,754)
[INCOME-TAX]                                                                                     260
<INCOME-CONTINUED>                                                                            (4,014)
[DISCONTINUED]                                                                                     0
[EXTRAORDINARY]                                                                                    0
[CHANGES]                                                                                          0
[NET-INCOME]                                                                                  (4,014)
<EPS-BASIC>                                                                                     (.62)
[EPS-DILUTED]                                                                                   (.62)