Form 10-Q
period 1998-06-30
COMMAND SECURITY CORP
filed 1998-08-14
CIK 864509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ____________

                                   FORM 10-Q



__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998


                                       OR


_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                        Commission file number  0-18684

                          Command Security Corporation
               (Exact name of registrant as specified in its charter)

               New York                                  14-1626307
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)


Lexington Park, LaGrangeville, New York                    12540
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (914) 454-3703

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No _____


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,658,143 (as of August 12, 1998).

                          COMMAND SECURITY CORPORATION

                                     INDEX






PART I.        Financial Information                                Page No.

Item 1.        Financial Statements

               Condensed Statements of Operations -
               three months ended June 30, 1998
               and 1997 (unaudited)                                    2

               Condensed Balance Sheets -
               June 30, 1998 and March 31, 1998
               (unaudited)                                             3

               Condensed Statements of Stockholders' Equity -
               three months ended June 30, 1998 and 1997
               (unaudited)                                             4

               Condensed Statements of Cash Flows -
               three months ended June 30, 1998 and 1997
               (unaudited)                                           5 - 6

               Notes to Condensed Financial Statements               7 - 10

Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition        11 - 13

PART II.       Other Information

Item 1.        Legal Proceedings                                      14

Item 6.        Exhibits and Reports on Form 8-K                       14

Signature                                                             15

PART I.       Financial Information

Item 1.       Financial Statements


                                                    COMMAND SECURITY CORPORATION

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                            (Unaudited)





                                                                                                        Three Months Ended
                                                                                                 ------------------------------
                                                                                                   June 30,           June 30,
                                                                                                   1 9 9 8            1 9 9 7
                                                                                                 -----------        -----------
Revenue                                                                                          $14,351,339        $11,788,480

Cost of revenue                                                                                   11,962,653         10,158,242
                                                                                                 -----------        -----------

Gross profit                                                                                       2,388,686          1,630,238

Service contract revenue (note 1)                                                                    295,743            427,793
                                                                                                 -----------        -----------
                                                                                                   2,684,429          2,058,031
                                                                                                 -----------        -----------
Operating expenses
  General and administrative expenses                                                              1,954,714          1,817,165
  Amortization of intangibles                                                                        323,456            413,009
  Provision for doubtful accounts                                                                     95,105            159,119
                                                                                                 -----------        -----------
                                                                                                   2,373,275          2,389,293
                                                                                                 -----------        -----------

Operating profit/(loss)                                                                              311,154           (331,262)

Interest income                                                                                       27,051            104,820
Management fees                                                                                          -0-             35,000
Interest expense                                                                                    (251,800)          (273,420)
Equipment dispositions                                                                                (1,200)           (11,372)
                                                                                                 -----------        -----------

Income/(loss) before income taxes                                                                     85,205           (476,234)

Provision for income taxes                                                                               -0-                -0-

Net income/(loss)                                                                                     85,205           (476,234)

Preferred stock dividends                                                                            (37,661)           (34,871)
                                                                                                 -----------        -----------

Net income/(loss) applicable to
 common stockholders                                                                             $    47,544        $  (511,105)
                                                                                                 ===========        ===========

Net income/(loss) per common share                                                               $       .01        $      (.07)
                                                                                                 ===========        ===========

Weighted average number
 of common and common
 equivalent shares outstanding                                                                     6,658,143          6,859,578
                                                                                                 ===========        ===========





See accompanying notes to condensed financial statements.



                                                    COMMAND SECURITY CORPORATION

                                                      CONDENSED BALANCE SHEETS
                                                            (Unaudited)





                                                                                                   June 30,          March 31,
                                                                                                   1 9 9 8            1 9 9 8
                                                                                                 -----------        -----------
ASSETS

Current assets:
  Accounts receivable - net                                                                      $13,129,913        $11,506,266
  Notes receivable, current maturities - net                                                          12,631             12,272
  Prepaid expenses                                                                                   455,097            493,870
  Other receivables - net                                                                             37,233             92,376
                                                                                                 -----------        -----------
    Total current assets                                                                          13,634,874         12,104,784

Property and equipment - net                                                                       1,138,716          1,176,246

Other assets:
  Intangible assets - net                                                                          2,603,402          2,714,550
  Other assets                                                                                     1,688,939          1,701,679
                                                                                                 -----------        -----------
    Total other assets                                                                             4,292,341          4,416,229
                                                                                                 -----------        -----------

Total assets                                                                                     $19,065,931        $17,697,259
                                                                                                 ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                                                 $   814,528        $   449,895
  Current maturities of long-term debt                                                             1,105,964          1,224,423
  Current maturities of obligations under capital leases                                              68,319             71,115
  Short-term borrowings                                                                            8,067,856          6,698,907
  Accounts payable                                                                                   793,598            817,126
  Due to service companies                                                                           610,556            732,555
  Accrued payroll and other expenses                                                               3,224,053          3,233,632
                                                                                                 -----------        -----------
    Total current liabilities                                                                     14,684,874         13,227,653

Self-insurance reserves                                                                              738,050            803,809
Long-term debt due after one year                                                                    367,546            458,995
Obligations under capital leases due after one year                                                   55,782             72,328
                                                                                                 -----------        -----------
                                                                                                  15,846,252         14,562,785

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                                                      1,920,700          1,883,039
  Common stock, $.0001 par value                                                                         666                801
  Additional paid-in capital                                                                       9,390,979          9,431,505
  Retained earnings/(deficit)                                                                     (8,092,666)        (8,177,871)
  Treasury stock at cost                                                                                   0             (3,000)
                                                                                                 -----------        -----------
    Total stockholders' equity                                                                     3,219,679          3,134,474
                                                                                                 -----------        -----------

Total liabilities and stockholders' equity                                                       $19,065,931        $17,697,259
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



                                                    COMMAND SECURITY CORPORATION

                                       CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)





                                                                                                     Retained
                                              Preferred            Common          Paid-In           Earnings          Treasury
                                                Stock              Stock           Capital           (Deficit)          Stock
                                              ----------           ------         ----------        -----------        --------
Balance at March 31, 1997                     $      -0-           $  842         $9,897,319        $(4,163,981)       $ (3,000)

Return of escrowed
 common stock                                                         (35)                35

Preferred stock dividends                                                            (34,871)

Net loss - three months ended
 June 30, 1997                                                                                         (476,234)
                                              ----------           ------         ----------        -----------        --------

Balance at June 30, 1997                             -0-              807          9,862,483         (4,640,215)         (3,000)

Common stock issued                                                     5             54,008

Return of escrowed
 common stock                                                         (11)          (294,394)

Cash paid in lieu of
 compensatory stock warrants                                                         (85,979)

Transfer of
 Preferred stock                               1,813,297

Preferred stock dividends                         69,742                            (104,613)

Net loss - nine months ended
 March 31, 1998                                                                                      (3,537,656)
                                              ----------           ------         ----------        -----------        --------

Balance at March 31, 1998                      1,883,039              801          9,431,505         (8,177,871)         (3,000)

Preferred stock dividends                         37,661                             (37,661)

Retirement of treasury stock                                         (135)            (2,865)                             3,000

Net income - three months ended
 June 30, 1998                                                                                           85,205
                                              ----------           ------         ----------        -----------        --------

Balance at June 30, 1998                      $1,920,700           $  666         $9,390,979        $(8,092,666)       $    -0-
                                              ==========           ======         ==========        ===========        ========





See accompanying notes to condensed financial statements.



                                                    COMMAND SECURITY CORPORATION

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)





                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                               June 30,               June 30,
                                                                                               1 9 9 8                1 9 9 7
                                                                                             -----------            -----------
Cash flow from operating activities:
  Net income/(loss)                                                                          $    85,205            $  (476,234)
  Adjustments to reconcile net income/(loss) to
    net cash provided by/(used in) operating activities:
     Depreciation and amortization                                                               432,637                503,366
     Provision for doubtful accounts                                                              95,105                159,119
     Loss on equipment dispositions                                                                1,200                 11,372
     Self-insurance reserves                                                                     147,792                313,737
     Decrease/(increase) in receivables,
      prepaid expenses and deposits                                                           (1,628,743)             1,451,647
     Decrease in accounts payable
      and other current liabilities                                                             (363,060)              (679,746)
                                                                                             -----------            -----------
       Net cash provided by/(used in) operating activities                                    (1,229,864)             1,283,261
                                                                                             -----------            -----------

Cash flows from investing activities:
  Purchases of equipment                                                                         (36,143)               (47,120)
  Proceeds from sale of equipment                                                                    -0-                  1,330
  Purchase of intangible assets                                                                  (45,734)               (76,717)
  Note issued                                                                                     (5,000)                   -0-
  Principal collections on notes receivable                                                       15,691                 80,275
                                                                                             -----------            -----------
    Net cash used in investing activities                                                        (71,186)               (42,232)
                                                                                             -----------            -----------

Cash flows from financing activities:
  Net borrowings/(repayments) on line-of-credit                                                1,273,542               (286,608)
  Increase/(decrease) in cash overdrafts                                                         364,633               (356,457)
  Principal payments on other borrowings                                                        (317,783)              (583,000)
  Principal payments on capital lease obligations                                                (19,342)               (14,964)
                                                                                             -----------            -----------
    Net cash provided by/(used in) financing activities                                        1,301,050             (1,241,029)
                                                                                             -----------            -----------

Net decrease in cash
 and cash equivalents                                                                                -0-                    -0-
Cash and cash equivalents
 at beginning of period                                                                              -0-                    -0-
                                                                                             -----------            -----------
    Cash and cash equivalents
     at end of period                                                                        $       -0-            $       -0-
                                                                                             ===========            ===========





See accompanying notes to condensed financial statements.



                                                                                                                    (Continued)
                                                    COMMAND SECURITY CORPORATION

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)





Supplemental Disclosures of Cash Flow Information

 Cash paid during the three months ended June 30 for:
                                                                                               1 9 9 8                 1 9 9 7
                                                                                              ---------               ---------
  Interest                                                                                    $ 249,453               $ 288,823
  Income taxes                                                                                      -0-                     -0-






Supplemental Schedule of Non-Cash Investing and Financing Activities

For the three months ended June 30, 1998 and 1997, the Company purchased transportation and office equipment with direct installment and lease financing of $36,708 and $106,063, respectively.

For the three months ended June 30, 1998 and 1997, the Company accrued dividends of $37,661 and $34,871, respectively, on its Series A convertible preferred stock. These charges to paid-in capital and credits to preferred stock have been excluded in the statement of cash flows.

In June, 1998, the Company purchased certain guard service accounts and related equipment and supplies for a total consideration of $222,098. The Company paid $55,525 and issued two notes for $55,525 and $111,049, respectively. The non-cash portions have been excluded from the purchase of accounts and issuance of notes in the statement of cash flows.

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

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)




The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the year ended March 31, 1999.

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at June 30, 1998, and for the period then ended. All such adjustments are of a normal recurring nature.


1.) Service Companies:
    The following is a summary of the service companies' activities for the three months ended June 30, 1998 and 1997, respectively, the components of which have been excluded from the Company's financial statements:



                                                                                                   Three Months Ended
                                                                                           ----------------------------------
                                                                                            June 30,                June 30,
                                                                                            1 9 9 8                 1 9 9 7
                                                                                           ----------              ----------
Service companies' guard
 service revenue                                                                           $3,901,296              $4,869,219

Cost of revenue                                                                             2,933,610               3,736,950
                                                                                           ----------              ----------

Gross profit                                                                                  967,686               1,132,269

Service companies' share
 of gross profit                                                                              738,353                 841,018
                                                                                           ----------              ----------
                                                                                              229,333                 291,251

Other service revenue                                                                          66,410                 136,542
                                                                                           ----------              ----------

Total service contract revenue                                                             $  295,743              $  427,793
                                                                                           ==========              ==========


                                                                   (Continued)
                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)




2.) Short-Term Notes Payable:
    In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement (the "agreement"). The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At June 30, 1998, the Company had used $7,892,470 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly, at 1.5% above prime (10% at June 30, 1998). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the agreement is initially until February, 1999, with automatic two year renewal terms thereafter. The Company relies heavily on its revolving loan from CIT which contains numerous non-financial covenants. At June 30, 1998, the Company was not in compliance with several of the non-financial covenants.


3.) Income/(Loss) per Share:
    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of common stock equivalents, if any, is excluded. The implementation of SFAS 128 had no impact on the calculation of the Company's earnings or loss per share. Warrants and stock options outstanding and preferred stock conversions were excluded from the computation for each period presented because their effect was antidilutive.


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

    The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. In addition, the Company has obtained an excess liability policy that covers claims for an additional $30,000,000 in the aggregate. The Company retains the risk for the first $50,000 per occurrence.

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

                                                                   (Continued)
                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)




5.) Contingent Liabilities:
    The Company has guaranteed certain installment loans extended to various service companies by Capital Resources Company. The total outstanding balance on such loans as of June 30, 1998, was approximately $591,000.

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

    The Company has been charged with unfair labor practices by the Service Employees International Union 32B- J, claiming the Company refused to bargain with the Union and that the Company unilaterally changed terms and conditions of employment without bargaining. The charge seeks back dues, wages and health and welfare contributions for all employees covered by the collective bargaining agreement between 32B-J and the Company. The matter is being held in suspension pending a decision on a similar case before the National Labor Relations Board. At this time the Company is unable to estimate the impact on the financial position and results of operations as a result of a decision on such case. The ultimate outcome may or may not have a material impact on the Company's financial position or results of operations.

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

                                                                   (Continued)
                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)




5.) Contingent Liabilities: (Continued)
    On or about December 4, 1997, an outside shareholder and four of the Company's directors (Sands, P. Kikis, Saunders and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 606166/97) against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. The complaint alleges that one or more of the defendant-directors engaged in improper activities, including ultra-vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud, waste of corporate assets and concealment of information from the plaintiff-directors regarding the Company's earnings, lacked power to enter into an employment agreement on behalf of the Company with Mr. Robinett, and entered into service contracts with financially unstable companies without performing due diligence. The complaint further alleges that the Company has failed to appoint a replacement to the office of president and that the directors have entered into a shareholder agreement which is violative of public policy. Plaintiffs seek the award of money damages in an amount which is "not less than" $11 million from the individual defendants, a declaratory judgment that the shareholder agreement is void, an order for an accounting, certain other injunctive relief and attorneys' fees and disbursements.

    The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through June 30, 1998, the Company has expended approximately $193,000 in legal fees ($73,000 during the quarter ended June 30, 1998) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. The Company is unable to reasonably estimate the potential impact on the Company's financial condition and results of operations from this lawsuit.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

The following should be read in conjunction with the Company's financial statements and the related notes thereto.

Revenue increased by $2,562,859 or 21.7 percent for the quarter ended June 30, 1998 to $14,351,339 from $11,788,480 for the quarter ended June 30, 1997.
The major components of this increase are approximately $820,000 due to acquisitions and approximately $1,740,000 due to new contract starts net of contract cancellations.

Gross profit increased by $758,448 to $2,388,686 or 16.6% of revenue for the quarter ended June 30, 1998 compared to $1,630,238 or 13.8% of revenue for the quarter ended June 30, 1997. This results from cost reductions of approximately $400,000, the major components of which are: $157,000 reduction in unemployment taxes; $78,000 in auto expenses; and $166,000 in self insurance reserves for general liability claims. The remaining increase of approximately $360,000 is attributable to the 21.7 percent increase in sales for the quarter ended June 30, 1998 over the quarter ended June 30, 1997. The self insurance reserve is based on actuarial computations and the timing of reported claims and, therefore, at this time, it is not known if the decrease will continue in future periods.

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

Service contract revenue decreased by $132,050 to $295,743 in the quarter ended June 30, 1998 from $427,793 in the quarter ended June 30, 1997. This decrease is primarily due to the termination of one service agreement with a client who filed Chapter 7 bankruptcy on August 28, 1997 as well as the terminations of three other service contracts. Currently 63% of service fee revenue is generated from one contract which is currently being renegotiated and is expected to result in less revenue as the result thereof. Although there are prospective clients, the Company did not sign new service agreements in the current quarter. If no new contracts are signed, service contract revenue will decrease as current contracts expire.

General and administrative expenses increased by $137,549 to $1,954,714 for the quarter ended June 30, 1998 from $1,817,165 for the quarter ended June 30, 1997. The major areas of increase are professional fees ($123,000), office and administrative salaries ($90,000) and sales commissions ($39,000). These increases were offset by reductions in several general office expenses (including telephone, Express Mail, bank costs and travel and entertainment) of approximately $114,000.

Amortization of intangibles decreased by $89,553 to $323,456 for the quarter ended June 30, 1998 compared to $413,009 for the quarter ended June 30, 1997. This is primarily due to the write-down in the fiscal year ended, March 31, 1998 of intangible assets which was the result of management's re-evaluation of the business retained from certain prior acquisitions.

The provision for bad debts decreased by $64,014 to $95,105 for the quarter ended June 30, 1998 from $159,119 for the quarter ended June 30, 1997. This decrease is primarily due to higher reserve requirements in the quarter ended June 30, 1997 for receivables from certain service agreement clients that is no longer necessary. The provision for bad debts is management's estimate of accounts that may be uncollectible based on the results of its continuous monitoring of accounts outstanding in excess of 60 days. It is not known if bad debts will decrease in future periods nor is this decrease necessarily indicative of a trend.

                                                                   (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Interest income decreased by $77,769 to $27,051 for the quarter ended June 30, 1998 from $104,820 for the quarter ended June 30, 1997. This decrease partially resulted from the collection of certain advances with accumulated interest from one of the Company's employer of record service agreement clients in the quarter ended June 30, 1997 and the remainder of the decrease results from the Chapter 7 bankruptcy of a former service agreement client.

Interest expense decreased by $21,620 to $251,800 for the quarter ended June 30, 1998 from $273,420 for the quarter ended June 30, 1997 due primarily to reductions in long-term debt.

Management fee income was recognized during the quarter ended June 30, 1997 for financial consulting services provided to a service agreement client. Such services are not expected to recur in future periods.

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

This agreement was amended as of January 30, 1997 to provide for an initial two year renewal to February 23, 1999 and automatic two year renewal terms thereafter as well as other changes in terms and conditions. Under this agreement, borrowings may be made in an amount up to 85% (previously 82.5%) of eligible accounts receivable, but in no event more than $10,000,000. The amendment also provides for a term loan in the amount of $500,000 to be repaid in equal monthly installments over five years. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% (previously 2% on the revolving loan) in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets. As of June 30, 1998, the Company was not in compliance with several of the non-financial covenants contained in the loan agreement as a result of the shareholder derivative action described in Note 5 to the condensed financial statements. Accordingly, all amounts due under the term loan have been classified as short-term on the Company's balance sheet as of June 30, 1998. The Company has been unable to obtain waivers from CIT.

At June 30, 1998, the Company had borrowed $7,892,470 representing virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan agreement.

Generally, the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

Due primarily to the bankruptcy filing of GFM Bayview, a former service agreement client, and increased expenditures due to the start-up of a large contract, the Company has experienced continued cash overdrafts and a working capital deficit. This had impacted accounts payable and management is carefully monitoring its relationships with vendors. The cash overdraft has increased by $365,000 since March 31, 1998 primarily as a result of settling several general liability and labor claims, however, management expects to decrease the overdraft with a significant cash receipt expected in August, 1998 in connection with its workers compensation insurance policy. This receipt, however, will not have any impact on the Company's profit or loss.

                                                                   (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


The independent accountant's report on the Company's financial statements for the year ended March 31, 1998 was modified, indicating that there was substantial doubt about the Company's ability to continue as a going concern due to operating losses for the year ended March 31, 1998, working capital deficits and litigation and a contingency for which the outcomes were uncertain. The Company's operations for the quarter ended June 30, 1998 resulted in an operating profit and the working capital deficit has improved by $72,869 to ($1,050,000) as of June 30, 1998 from ($1,122,869) as of March
31, 1998. Management is continuing its efforts to improve profit margins and to reduce cash and working capital deficits with improved earnings and reductions in long-term debt service requirements.

In February, 1995 the Company entered into a subordinated loan arrangement with Deltec Development Corporation (Deltec) pursuant to which the Company borrowed $1.5 million, the proceeds of which were used primarily to acquire the assets of United Security Group Inc. (United). The subordinated loan has a term of four years, calls for quarterly principal and interest payments and bears interest at fourteen percent (14%) per annum. It is collateralized, on a subordinated basis to CIT, by all the Company's assets, properties and other revenue. The balance due Deltec at June 30, 1998 was $281,250. The Company was not in compliance with several loan covenants at June 30, 1998 (see above disclosure regarding CIT).

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.


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

1. The Company's assumptions regarding projected results depend largely upon the Company's ability to retain substantially all of the Company's current clients. Retention is affected by several factors including but not limited to the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, and the actual and perceived continuity and stability of management and non-management personnel as well as the Company itself. There are several major national competitors with resources far greater than those of the Company which therefore have the ability to provide service, cost and compensation incentives to clients and employees which could result in the loss of such clients and/or employees.

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

Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10-Q and 8-K and its current registration statement on Form S-3 and any amendments thereto (all as filed with the Securities and Exchange Commission from time to time).

PART II.  Other Information



Item 1.   Legal Proceedings

          Reference is made to footnote 5 to the condensed financial statements presented herein.


Item 6.   Exhibits and Reports on Form 8-K

          (1)  Exhibits - None

          (2)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COMMAND SECURITY CORPORATION






Date: _______________           By: _________________________________________
                                    William C. Vassell, Chairman of the Board






                                By: _________________________________________
                                    William C. Vassell, Chairman of the Board
                                       Acting Principal Financial Officer

                          COMMAND SECURITY CORPORATION

                       EXHIBIT 27 - FINANCIAL DATA SCHEDULE