Form 10-Q
period 1998-09-30
COMMAND SECURITY CORP
filed 1998-11-19
CIK 864509

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934


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

Yes  X      No
    ---        ---


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,658,143 (as of November 10, 1998).

                         COMMAND SECURITY CORPORATION

                                   INDEX


PART I.  Financial Information                                       Page No.

Item 1.  Financial Statements

         Condensed Statements of Operations -
         three months and six months ended
         September 30, 1998 and 1997 (unaudited)                         2

         Condensed Balance Sheets -
         September 30, 1998 and March 31, 1998
         (unaudited)                                                     3

         Condensed Statements of Changes in Stockholders' Equity -
         six months ended September 30, 1998 and 1997
         (unaudited)                                                     4

         Condensed Statements of Cash Flows -
         six months ended September 30, 1998 and 1997
         (unaudited)                                                   5 - 6

         Notes to Condensed Financial Statements                       7 - 10

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                11 - 14

PART II. Other Information

Item 1.  Legal Proceedings                                              15

Item 6.  Exhibits and Reports on Form 8-K                               15

Signature                                                               16

PART I.       Financial Information

Item 1.       Financial Statements


                                                 COMMAND SECURITY CORPORATION

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                          (Unaudited)


                                                                Three Months Ended                       Six Months Ended
                                                          ------------------------------         ------------------------------
                                                           Sept. 30,          Sept. 30,           Sept. 30,          Sept. 30,
                                                            1 9 9 8            1 9 9 7             1 9 9 8            1 9 9 7
                                                          -----------        -----------         -----------        -----------
Revenue                                                   $15,579,240        $12,980,183         $29,930,579        $24,768,661

Cost of revenue                                            12,931,347         10,988,008          24,894,000         21,146,250
                                                          -----------        -----------         -----------        -----------
Gross profit                                                2,647,893          1,992,175          5,036,579           3,622,411

Service contract revenue (note 1)                             245,346            382,447             541,089            810,240
                                                          -----------        -----------         -----------        -----------
                                                            2,893,239          2,374,622           5,577,668          4,432,651
                                                          -----------        -----------         -----------        -----------
Operating expenses
  General and administrative expenses                       2,188,025          1,904,913           4,142,739          3,722,078
  Labor claim settlements, net                                (16,400)           180,000             (16,400)           180,000
  Amortization of intangibles                                 330,540            417,834             653,996            830,843
  Provision for doubtful accounts, net                         28,191            994,288             123,296          1,153,407
                                                          -----------        -----------         -----------        -----------
                                                            2,530,356          3,497,035           4,903,631          5,886,328
                                                          -----------        -----------         -----------        -----------
Operating profit/(loss)                                       362,883         (1,122,413)            674,037         (1,453,677)

Interest income                                                34,250             67,192              61,301            172,012
Management fees                                                   -0-                -0-                 -0-             35,000
Interest expense                                             (267,997)          (266,691)           (519,797)          (540,111)
Equipment dispositions                                           (733)             1,601              (1,933)            (9,771)
                                                          -----------        -----------         -----------        -----------
Income/(loss) before income taxes                             128,403         (1,320,311)            213,608         (1,796,547)

Provision for income taxes                                        -0-                -0-                 -0-                -0-
                                                          -----------        -----------         -----------        -----------
Net income/(loss)                                             128,403         (1,320,311)            213,608         (1,796,547)

Preferred stock dividends                                     (37,661)           (34,871)            (75,322)           (69,742)
                                                          -----------        -----------         -----------        -----------

Net income/(loss) applicable to
  common stockholders                                     $    90,742        $(1,355,182)        $   138,286        $(1,866,289)
                                                          ===========        ===========         ===========        ===========
Net income/(loss) per common share                        $       .01        $      (.20)        $       .02        $      (.28)
                                                          ===========        ===========         ===========        ===========
Weighted average number
  of common and common
  equivalent shares outstanding                             6,658,143          6,649,618           6,658,143          6,730,203
                                                          ===========        ===========         ===========        ===========

See accompanying notes to condensed financial statements.



                                                    COMMAND SECURITY CORPORATION

                                                      CONDENSED BALANCE SHEETS
                                                            (Unaudited)


                                                                                                  Sept. 30,          March 31,
                                                                                                   1 9 9 8            1 9 9 8
                                                                                                 -----------        -----------
ASSETS

Current assets:
  Accounts receivable, net                                                                       $13,215,393        $11,506,266
  Notes receivable, net                                                                                7,991             12,272
  Prepaid expenses                                                                                   668,921            493,870
  Other receivables, net                                                                              47,236             92,376
                                                                                                 -----------        -----------
    Total current assets                                                                          13,939,541         12,104,784

Property and equipment, net                                                                        1,147,055          1,176,246

Other assets:
  Intangible assets, net                                                                           2,272,866          2,714,550
  Restricted cash                                                                                  1,053,839            848,965
  Other assets                                                                                       212,419            852,714
                                                                                                 -----------        -----------
    Total other assets                                                                             3,539,124          4,416,229
                                                                                                 -----------        -----------

Total assets                                                                                     $18,625,720        $17,697,259
                                                                                                 ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                                                 $   469,639        $   449,895
  Current maturities of long-term debt                                                               973,243          1,224,423
  Current maturities of obligations under capital leases                                              82,304             71,115
  Short-term borrowings                                                                            7,766,283          6,698,907
  Accounts payable                                                                                   729,667            817,126
  Due to service companies                                                                           895,285            732,555
  Accrued payroll and other expenses                                                               3,129,532          3,233,632
                                                                                                 -----------        -----------
    Total current liabilities                                                                     14,045,953         13,227,653

Self-insurance reserves                                                                              855,891            803,809
Long-term debt due after one year                                                                    302,668            458,995
Obligations under capital leases due after one year                                                   73,126             72,328
                                                                                                 -----------        -----------
                                                                                                  15,277,638         14,562,785
                                                                                                 -----------        -----------

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                                                      1,958,361          1,883,039
  Common stock, $.0001 par value                                                                         666                801
  Additional paid-in capital                                                                       9,353,318          9,431,505
  Retained earnings/(deficit)                                                                     (7,964,263)        (8,177,871)
  Treasury stock at cost                                                                                 -0-             (3,000)
                                                                                                 -----------        -----------
    Total stockholders' equity                                                                     3,348,082          3,134,474
                                                                                                 -----------        -----------

Total liabilities and stockholders' equity                                                       $18,625,720        $17,697,259
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



                                                    COMMAND SECURITY CORPORATION

                                      CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)


                                                                                                     Retained
                                              Preferred           Common           Paid-In           Earnings          Treasury
                                                Stock             Stock            Capital           (Deficit)          Stock
                                              ----------         --------         ----------        -----------       ---------
Balance at March 31, 1997                     $      -0-         $    842         $9,897,319        $(4,163,981)      $  (3,000)

Return of escrowed
  common stock
    Note collateral                                                   (35)                35
    Retention adjustment                                              (11)          (294,394)

Preferred stock dividends                                                            (69,742)

Net loss - six months ended
  September 30, 1997                                                                                 (1,796,547)
                                              ----------         --------         ----------        -----------       ---------

Balance at September 30, 1997                        -0-              796          9,533,218         (5,960,528)         (3,000)

Common stock issued                                                     5             54,008

Cash paid in lieu of
  compensatory stock warrants                                                        (85,979)

Transfer of
  Preferred stock                              1,813,297

Preferred stock dividends                         69,742                             (69,742)

Net loss - six months ended
  March 31, 1998                                                                                     (2,217,343)
                                              ----------         --------         ----------        -----------       ---------

Balance at March 31, 1998                      1,883,039              801          9,431,505         (8,177,871)         (3,000)

Preferred stock dividends                         75,322                             (75,322)

Retirement of treasury stock                                         (135)            (2,865)                             3,000

Net income - six months ended
  September 30, 1998                                                                                    213,608
                                              ----------         --------         ----------        -----------       ---------

Balance at September 30, 1998                 $1,958,361         $    666         $9,353,318        $(7,964,263)      $     -0-
                                              ==========         ========         ==========        ===========       =========

See accompanying notes to condensed financial statements.



                                                    COMMAND SECURITY CORPORATION

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)


                                                                                                      Six Months Ended
                                                                                             ----------------------------------
                                                                                              Sept. 30,              Sept. 30,
                                                                                               1 9 9 8                1 9 9 7
                                                                                             -----------            -----------
Cash flow from operating activities:
  Net income/(loss)                                                                          $   213,608            $(1,796,547)
  Adjustments to reconcile net income/(loss) to
    net cash provided by/(used in) operating activities:
      Depreciation and amortization                                                              876,611              1,017,777
      Provision for doubtful accounts                                                            123,296              1,153,407
      Loss on equipment dispositions                                                               1,933                  9,771
      Self-insurance reserves                                                                    350,610                362,906
      Decrease/(increase) in receivables,
        prepaid expenses and deposits                                                         (1,530,811)               563,279
      Decrease in accounts payable
        and other current liabilities                                                           (301,760)               (50,600)
                                                                                             -----------            -----------
          Net cash provided by/(used in) operating activities                                   (266,513)             1,259,993
                                                                                             -----------            -----------

Cash flows from investing activities:
  Purchases of equipment                                                                         (59,645)              (104,987)
  Proceeds from sale of equipment                                                                  1,507                 14,830
  Purchases of intangible assets                                                                 (45,738)              (105,850)
  Note issued                                                                                     (5,000)                   -0-
  Principal collections on notes receivable                                                       31,681                 67,570
                                                                                             -----------            -----------
          Net cash used in investing activities                                                  (77,195)              (128,437)
                                                                                             -----------            -----------

Cash flows from financing activities:
  Net borrowings/(repayments) on line-of-credit                                                1,034,333               (364,320)
  Increase in cash overdrafts                                                                     19,744                409,471
  Principal payments on other borrowings                                                        (674,422)            (1,141,473)
  Principal payments on capital lease obligations                                                (35,947)               (35,234)
                                                                                             -----------            -----------
          Net cash provided by/(used in) financing activities                                    343,708             (1,131,556)
                                                                                             -----------            -----------

Net decrease in cash
  and cash equivalent                                                                                -0-                    -0-
Cash and cash equivalents
  at beginning of period                                                                             -0-                    -0-
                                                                                             -----------            -----------
Cash and cash equivalents
  at end of period                                                                           $       -0-            $       -0-
                                                                                             ===========            ===========

See accompanying notes to condensed financial statements.



                                                                                                                    (Continued)
                                                    COMMAND SECURITY CORPORATION

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)


                                                                                               1 9 9 8                1 9 9 7
                                                                                             -----------            -----------
Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:
  Interest                                                                                   $   522,559            $   562,148
  Income taxes                                                                                       -0-                    -0-



Supplemental Schedule of Non-Cash Investing and Financing Activities

For the six months ended September 30, 1998 and 1997, the Company purchased transportation and office equipment with direct installment and lease financing of $133,384 and $204,885, respectively.

The Company may obtain short-term financing to meet its insurance needs. For the six months ended September 30, 1998 and 1997, $44,100 and $41,930, respectively, was borrowed for this purpose. These borrowings have been excluded from the condensed statement of cash flows.

For the six months ended September 30, 1998 and 1997, the Company accrued dividends of $75,322 and $69,742, respectively, on its Series A convertible preferred stock. These charges to paid-in capital and credits to preferred stock have been excluded in the condensed statement of cash flows.

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

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at September 30, 1998, and for the period then ended. All such adjustments are of a normal recurring nature, except for an increase in reserves for uncollectible accounts and notes receivable of $764,000 during the quarter ended September 30, 1997, in connection with amounts due from a former service agreement client as a result of the client's Chapter 7 bankruptcy filing.


1.)  Service Companies

The following is a summary of the service companies' activities for the six months ended September 30, 1998 and 1997, respectively, the components of which have been excluded from the Company's financial statements:



                                                          Three Months Ended                   Six Months Ended
                                                      ---------------------------        ---------------------------
                                                       Sept. 30,        Sept. 30,         Sept. 30,        Sept. 30,
                                                       1 9 9 8          1 9 9 7           1 9 9 8          1 9 9 7
                                                      ----------       ----------        ----------       ----------
Service companies' guard
  service revenue                                     $2,106,702       $4,672,209        $6,007,998       $9,541,428

Cost of revenue                                        1,504,176        3,393,514         4,437,786        7,130,364
                                                      ----------       ----------        ----------       ----------

Gross profit                                             602,526        1,278,695         1,570,212        2,411,064

Service companies' share
  of gross profit                                        477,736          998,026         1,216,089        1,839,044
                                                      ----------       ----------        ----------       ----------
                                                         124,790          280,669           354,123          572,020

Other service revenue                                    120,556          101,778           186,966          238,220
                                                      ----------       ----------        ----------       ----------

Total service contract revenue                        $  245,346       $  382,447        $  541,089       $  810,240
                                                      ==========       ==========        ==========       ==========


                                                                   (Continued)

                           COMMAND SECURITY CORPORATION

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


2.)  Short-Term Notes Payable

In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement (the "agreement"). The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At September 30, 1998, the Company had used $7,651,261 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly, at 1.5% above prime (9.5% at September 30, 1998). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the agreement is initially until February, 1999, with automatic two year renewal terms thereafter. The Company relies heavily on its revolving loan from CIT which contains numerous non-financial covenants. At September 30, 1998, the Company was not in compliance with several of the non-financial covenants.


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


4.)  Self-Insurance

The Company adopted a partially self-insured health insurance program that covers all eligible administrative personnel, effective as of March 1, 1997. There is a maximum of $30,000 per year per employee and an aggregate amount per year, based on the number of participants (currently 91 employees, or $360,800), that the Company can be responsible for. A stop-loss insurance policy covers all claims in excess of the above amounts.

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

                                                                   (Continued)

                           COMMAND SECURITY CORPORATION

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


5.)  Contingent Liabilities

The Company has guaranteed certain installment loans extended to various service companies and customer account purchasers by Capital Resources Company. The total outstanding balance on such loans as of September 30, 1998, was approximately $552,300.

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

The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through September 30, 1998, the Company has expended approximately $193,000 in legal fees ($73,000 during the six months ended September 30, 1998) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. The Company is unable to reasonably estimate the potential impact on the Company's financial condition and results of operations from this lawsuit.

In August of 1998, the Company was informed that the United States Attorneys' Office for the Southern District of Florida was conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguards Division. The investigation concerns the accuracy and completeness of forms submitted in connection with Miami airport employee background verifications. The United States Code provides for fines of up to $500,000 for violations of this nature. The Company is cooperating with the investigation and is taking steps to ensure future compliance in all areas covered by the investigation. The Company has also instructed its local counsel to represent the Company in negotiations with the United States Attorneys' Office and is exploring various options regarding a resolution to this matter. Management is unable to reasonably estimate the Company's exposure to penalties, if any, and has made no provision in the Company's financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

The following should be read in conjunction with the Company's financial statements and the related notes thereto.

Revenue increased by $2,599,057 or 20.0% for the quarter ended September 30, 1998 to $15,579,240 from $12,980,183 for the quarter ended September 30, 1997. The major components of this increase are approximately $925,000 due to acquisitions, approximately $1,465,000 due to new contract starts net of contract cancellations and approximately $210,000 of non- recurring revenue due to servicing the Goodwill Games.

For the six months ended September 30, 1998, revenue increased by $5,161,918 or 20.8% to $29,930,579 from $24,768,661 for the six months ended September 30, 1997. The major components of this increase are approximately $1,745,000 increase due to acquisitions, approximately $3,207,000 due to new contract starts net of cancellations and approximately $210,000 of non-recurring revenue due to the Goodwill Games.

Gross profit increased by $655,718 to $2,647,893 or 17.0% of revenue for the quarter ended September 30, 1998 compared to $1,992,175 or 15.3% of revenue for the quarter ended September 30, 1997. The gross profit increase results from lower unemployment costs, lower self-insurance reserves for general liability claims and the increase in sales. The self insurance reserve is based on actuarial computations and the timing of reported claims and, therefore, at this time, it is not known if the decrease will continue in future periods.

For the six months ended September 30, 1998, gross profit increased by $1,414,168 to $5,036,579, or 16.8% of revenue compared to $3,622,411 or 14.6%
of revenue for the six months ended September 30, 1997. This increase results from lower unemployment costs, lower self insurance reserves for general liability claims and the increase in sales.

Management expects margins to stabilize at approximately 17% of revenue as long as the economy remains strong. Should a recession develop, margins will trend lower due to, among other things, increased competition for accounts and potentially higher unemployment costs.

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

Service contract revenue decreased by $137,101 to $245,346 in the quarter ended September 30, 1998 from $382,447 in the quarter ended September 30, 1997. For the six months ended September 30, 1998, service contract revenue decreased by $269,151 to $541,089 from $810,240 for the six months ended September 30, 1997. These decreases are primarily due to the termination of one service agreement with a client who filed Chapter 7 bankruptcy on August 28, 1997 as well as the termination of three other service contracts and the contract for a large service agreement client which was renegotiated effective August, 1998 to a lower service charge. Although there are prospective clients, the Company did not sign new service agreements in the current quarter. If no new contracts are signed, service contract revenue will decrease as current contracts expire.

General and administrative expenses increased by $283,112 to $2,188,025 for the quarter ended September 30, 1998 from $1,904,913 for the quarter ended September 30, 1997. The major areas of increase are professional fees ($142,000) and office and administrative salaries ($126,000).

For the six months ended September 30, 1998, general and administrative expenses increased by $420,661 to $4,142,739 compared to $3,722,078 for the six months ended September 30, 1997. The major areas of increase are professional fees ($265,000) and administrative salaries ($216,000). These increases were offset by reductions in several general office expenses of approximately $60,000.

                                                                   (Continued)


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations (continued)

Management expects continued high levels of professional fees as a result of the Company's indemnification obligation to the defendant directors involved in the derivative action referred to in footnote 5 as well as legal fees to be incurred in connection with the investigation by the United States Attorney in Miami referred to in footnote 5 to the condensed financial statements.

The reduction in labor claim settlements for both the quarter and six months ended September 30, 1998 compared to the same periods ended September 30, 1997 resulted from a default judgment in the amount of $314,376 by the Eastern District Court of New York in favor of a guard who alleged unjust termination. The claim was settled for $180,000 in September, 1997.

Amortization of intangibles decreased by $87,294 to $330,540 for the quarter ended September 30, 1998 compared to $417,834 for the quarter ended September 30, 1997. For the six months ended September 30, 1998, amortization of intangibles decreased by $176,847 to $653,996 compared to $830,843 for the six months ended September 30, 1997. These reductions are primarily due to the write-down in the fiscal year ended March 31, 1998 of intangible assets which was the result of management's re-evaluation of the business retained from certain prior acquisitions.

The provision for bad debts decreased by $966,097 to $28,191 for the quarter ended September 30, 1998 from $994,288 for the quarter ended September 30, 1997. For the six months ended September 30, 1998, the provision for bad debts decreased by $1,030,111 to $123,296 compared to $1,153,407 for the period ended September 30, 1997. These decreases are primarily due to the Chapter 7 bankruptcy filing of a service agreement client in August, 1997 and partially due to higher reserve requirements in the quarter ended June 30, 1997 for receivables from certain service agreement clients that are no longer necessary. The provision for bad debts is management's estimate of accounts that may be uncollectible based on the results of its continuous monitoring of accounts outstanding in excess of 60 days. It is not known if bad debts will decrease in future periods nor is this decrease necessarily indicative of a trend.

Interest income decreased by $32,942 to $34,250 for the quarter ended September 30, 1998 from $67,192 for the quarter ended September 30, 1997. For the six months ended September 30, 1998, interest income decreased by $110,711 to $61,301 compared to $172,012 for the six months ended September 30, 1997. These decreases partially resulted from the collection of certain advances with accumulated interest from one of the Company's employer of record service agreement clients in the quarter ended June 30, 1997 and the remainder of the decrease results from the Chapter 7 bankruptcy of a former service agreement client.

Interest expense increased by $1,306 to $267,997 for the quarter ended September 30, 1998 from $266,691 for the quarter ended September 30, 1997. This is due to increased borrowing to finance accounts receivable because of the sales increase offset by reductions in long-term debt.

For the six months ended September 30, 1998, interest expense decreased by $20,314 to $519,797 compared to $540,111 for the six months ended September 30, 1997 due primarily to reductions in long-term debt.

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

This agreement was amended as of January 30, 1997, to provide for an initial two year renewal to February 23, 1999 and automatic two year renewal terms thereafter as well as other changes in terms and conditions. Under this agreement, borrowings may be made in an amount up to 85% (previously 82.5%) of eligible accounts receivable, but in no event more than $10,000,000. The amendment also provides for a term loan in the amount of $500,000 to be repaid in equal monthly installments over five years. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% (previously 2% on the revolving loan) in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets. As of September 30, 1998, the Company was not in compliance with several of the non-financial covenants contained in the loan agreement as a result of the shareholder derivative action (see Note 5 to the condensed financial statements). Accordingly, all amounts due under the term loan have been classified as short-term on the Company's balance sheet as of September 30, 1998.

At September 30, 1998, the Company had borrowed $7,651,261 representing virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan agreement.

Generally the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

Due primarily to the bankruptcy filing in August, 1997, by GFM Bayview, a former service agreement client, the Company has experienced continued cash overdrafts and a working capital deficit. This had impacted accounts payable and management is carefully monitoring its relationships with vendors. Management anticipates continued improvements in cash overdrafts and working capital provided operating results continue at improved levels. In addition, the Company expects to recover approximately $184,000, net of associated fees, from its settlement with Allstate Security Industries, Inc. in connection with amounts owed by a former service agreement client. The Company will recognize this recovery when and if the cash is received. Working capital and cash overdrafts may be negatively impacted by any penalties that may be imposed as a result of negotiations with the United States Attorneys' Office referred to below.

In August of 1998, the Company was informed that the United States Attorneys' Office for the Southern District of Florida was conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguards Division. The investigation concerns the accuracy and completeness of forms submitted in connection with Miami airport employee background verifications. The United States Code provides for fines of up to $500,000 for violations of this nature. The Company is cooperating with the investigation and is taking steps to ensure future compliance in all areas covered by the investigation. The Company has also instructed its local counsel to represent the Company in negotiations with the United States Attorneys' Office and is exploring various options regarding a resolution of this matter. Management is unable to reasonably estimate the Company's exposure to penalties, if any, and has made no provision in the Company's financial statements.

                                                                   (Continued)


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources (continued)

The independent accountant's report on the Company's financial statements for the year ended March 31, 1998 was modified, indicating that there was substantial doubt about the Company's ability to continue as a going concern due to operating losses for the year ended March 31, 1998, working capital deficits and litigation and a contingency for which the outcomes were uncertain. The Company's operations for the six months ended September 30, 1998 resulted in an operating profit and the working capital deficit has improved by $1,016,457 to ($106,412) as of September 30, 1998 from ($1,122,869) as of March 31, 1998. Management is continuing its efforts to improve profit margins and to reduce cash and working capital deficits with improved earnings and reductions in long-term debt service requirements.

In February, 1995 the Company entered into a subordinated loan arrangement with Deltec Development Corporation (Deltec) pursuant to which the Company borrowed $1.5 million, the proceeds of which were used primarily to acquire the assets of United Security Group Inc. (United). The subordinated loan has a term of four years, calls for quarterly principal and interest payments and bears interest at fourteen percent (14%) per annum. It is collateralized, on a subordinated basis, by all of the Company's assets, properties and other revenue. The balance due Deltec at September 30, 1998 was $187,500. The Company was not in compliance with several loan covenants at September 30, 1998.

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

1. The Company's assumptions regarding forward-looking statements depend largely upon the Company's ability to retain substantially all of the Company's current clients. Retention is affected by several factors including but not limited to the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, continuity of management and continuity of non-management personnel. There are several major national competitors with resources far greater than those of the Company which therefore have the ability to provide service, cost and compensation incentives to clients and employees which could result in the loss of such clients and/or employees.

2. The Company's ability to achieve results contemplated in forward-looking statements will be largely dependent upon its ability to maintain margins, which in turn will be determined in large part by management's control over costs. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as litigation costs, attorney fees, significant inflation, labor unrest and increased payroll and related costs.

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


Item 6.     Exhibits and Reports on Form 8-K

       (1)  Exhibits

            99.1 Press release dated November 19, 1998

       (2)  Reports on Form 8-K

            During the quarter the Company filed two forms 8-K, dated July 17, 1998 and August 17, 1998, respectively, both reporting certain press releases.

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



                                 COMMAND SECURITY CORPORATION







Date: _______________            By: _________________________________________
                                     William C. Vassell, Chairman of the Board







                                 By: _________________________________________
                                     William C. Vassell, Chairman of the Board
                                     Acting Principal Financial Officer

                                              COMMAND SECURITY CORPORATION
                                              (LOGO)

                                              CORPORATE OFFICE
                                              LEXINGTON PARK
                                              PO BOX 340
                                              LAGRANGEVILLE, NY 12540
                                              TEL 914 454-3703
                                              FAX 914 454-0075




FOR IMMEDIATE RELEASE

               CONTACT:    William C. Vassell     Donald Radcliffe
                           Chairman               Radcliffe & Associates, Inc.
                           Tel: (914) 454-3703    Tel: (212) 605-0174

                         COMMAND SECURITY CORPORATION
                  REPORTS RESULTS FOR SECOND FISCAL QUARTER

-- Revenues up 20% for quarter, 20.8% year-to-date

-- EPS  $.01 for quarter versus $(.20) loss in prior quarter
        $.02 year-to-date versus loss of $(.28) in prior year-to-date period

-- EBITDA $.12 per share for quarter, $.23 per share year-to-date

Lagrangeville, New York *** November 19, 1998 *** Command Security Corporation (NASDAQ:CMMD) today reported results for its second fiscal quarter ended September 30, 1998. For the quarter ended September 30, 1998 net income applicable to common stockholders was $90,742 or $.01 per share, an increase over the $47,544 or $.01 per share recorded in the first fiscal quarter. These results are contained in the Company's form 10-Q filed with the Securities and Exchange Commission.

Revenues for the quarter ending September 30, 1998 increased by 20% to $15,579,240 from the $12,980,183 reported in the same quarter in the last fiscal year. For the six months ended September 30, 1998 revenues increased by 20.8% to $29,930,579 from the $24,768,661 reported in the same period in the last fiscal year.

Gross profit as a percentage of revenues increased to 17% for the quarter ended September 30, 1998 compared to 15.3% reported for the quarter ended September 30, 1997. For the six months ended September 30, 1998 gross profit as a percentage of revenues increased to 16.8% from the 14.6% reported for the same period in the last fiscal year.

Mr. William C. Vassell, Chairman of the Board commenting on the results said, "We are very pleased that the positive results which began in the first quarter have continued. In the second fiscal quarter we achieved strong revenue growth and improved operating margins as is evidenced by our gross profit percentage increasing by more than 2 points over the prior year. EBITDA (Earnings before interest, taxes, depreciation, and amortization), which I believe is a key indicator in valuing our performance, was $.12 per share for the current fiscal quarter and $.23 for the first six months.

Statements in this press release other than statements of historical fact are "forward-looking statements." Such statements are subject to certain risks and uncertainties including the demand for the Company's services, litigation, labor market, and other risk factors identified from time to time in the Company's filings with the Securities and Exchange Commission that could cause actual results to differ materially from any forward looking statements. These forward-looking statements represent the Company's judgment as of the date of this release. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Command Security Corporation provides security services to company-owned offices in New York, New Jersey, California, Illinois, Connecticut, Florida, Georgia and Pennsylvania and provides services to independent security companies nationwide.


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                  Three Months Ended                        Six Months Ended
                                                     September 30,                            September 30,
                                               1998                1997                 1998                1997
                                           -----------         -----------          -----------         -----------
Revenues                                   $15,579,240         $12,980,183          $29,930,579         $24,768,661

Operating Profit/(loss)                    $   362,883         $(1,122,413)         $   674,037         $(1,453,677)

Net income/(loss)                          $   128,403         $(1,320,311)         $   213,608         $(1,796,547)
Preferred stock dividends                      (37,661)            (34,871)             (75,322)            (69,742)
                                           -----------         -----------          -----------         -----------
Net income/(loss) applicable to
  common stockholders                      $    90,742         $(1,355,182)         $   138,286         $(1,866,289)
                                           ===========         ===========          ===========         ===========
Net income/(loss) per
  common share                             $       .01         $      (.20)         $       .02         $      (.28)
Weighted average number
  of common and common
  equivalent shares
  outstanding                                6,658,143           6,649,618            6,658,143           6,730,203
                                           ===========         ===========          ===========         ===========



0053november