Form 10-Q
period 1998-12-31
COMMAND SECURITY CORP
filed 1999-02-22
CIK 864509

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q



_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1998

                                      OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                         Commission file number  0-18684

                         Command Security Corporation
              (Exact name of registrant as specified in its charter)

          New York                                       14-1626307
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

Lexington Park, LaGrangeville, New York                         12540
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (914) 454-3703

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_      No ___


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,658,143 (as of February 10, 1999).

                          COMMAND SECURITY CORPORATION

                                     INDEX






PART I.        Financial Information                                   Page No.

Item 1.        Financial Statements

               Condensed Statements of Operations -
                three months and nine months ended
                December 31, 1998 and 1997 (unaudited)                    2

               Condensed Balance Sheets -
                December 31, 1998 and March 31, 1998
                (unaudited)                                               3

               Condensed Statements of Changes in Stockholders'
                Equity - nine months ended December 31, 1998 and 1997
                (unaudited)                                               4

               Condensed Statements of Cash Flows -
                nine months ended December 31, 1998 and 1997
                (unaudited)                                             5 - 7

               Notes to Condensed Financial Statements                  8 - 10

Item 2.    Management's Discussion and Analysis of
                Results of Operations and Financial Condition          11 - 16

PART II.   Other Information

Item 1.        Legal Proceedings                                         17

Item 6.        Exhibits and Reports on Form 8-K                          17

Signature                                                                18

PART I.       Financial Information

Item 1.       Financial Statements



                                                 COMMAND SECURITY CORPORATION

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                          (Unaudited)



                                                           Three Months Ended                      Nine Months Ended
                                                      ------------------------------         ------------------------------
                                                      Dec. 31,           Dec. 31,            Dec. 31,           Dec. 31,
                                                      1 9 9 8            1 9 9 7             1 9 9 8            1 9 9 7
                                                      -----------        -----------         -----------        -----------
Revenue                                               $14,537,004        $13,557,619         $44,467,583        $38,326,280
Cost of revenue                                        12,143,633         11,735,475          37,037,633         32,881,725
                                                      -----------        -----------         -----------        -----------
Gross profit                                            2,393,371          1,822,144           7,429,950          5,444,555

Service contract revenue (note 1)                         187,042            331,364             728,131          1,141,604
                                                      -----------        -----------         -----------        -----------
                                                        2,580,413          2,153,508           8,158,081          6,586,159
                                                      -----------        -----------         -----------        -----------
Operating expenses
  General and administrative expenses                   2,188,502          1,998,403           6,331,241          5,720,481
  Labor claim settlement                                       -0-                -0-            (16,400)           180,000
  Amortization of intangibles                             319,194            410,304             973,190          1,241,147
  Provision for doubtful accounts                         181,969             94,652             353,262          1,248,059
  Bad debt recoveries                                    (254,940)           (64,775)           (302,937)           (64,775)
                                                      -----------        -----------         -----------        -----------
                                                        2,434,725          2,438,584           7,338,356          8,324,912
                                                      -----------        -----------         -----------        -----------

Operating profit/(loss)                                   145,688           (285,076)            819,725         (1,738,753)

Interest income                                            45,382             32,127             106,683            204,139
Management fees                                                -0-                -0-                 -0-            35,000
Interest expense                                         (243,873)          (268,176)           (763,670)          (808,287)
Equipment dispositions                                    (11,511)           (11,320)            (13,444)           (21,091)
                                                      -----------        -----------         -----------        -----------

Income/(loss) before income taxes                         (64,314)          (532,445)            149,294         (2,328,992)

Provision for income taxes                                     -0-                -0-                 -0-                -0-

Net income/(loss)                                         (64,314)          (532,445)            149,294         (2,328,992)

Preferred stock dividends                                 (37,661)           (34,871)           (112,983)          (104,613)
                                                      -----------        -----------         -----------        -----------

Net income/(loss) applicable to
 common stockholders                                  $  (101,975)       $  (567,316)        $    36,311        $(2,433,605)
                                                      ===========        ===========         ===========        ===========



Net income/(loss) per common share                    $      (.02)       $      (.09)        $       .01        $      (.36)
                                                      ===========        ===========         ===========        ===========

Weighted average number of
  common shares outstanding                             6,658,143          6,639,410           6,658,143          6,699,718
                                                      ===========        ===========        ============        ===========




           See accompanying notes to condensed financial statements.


                                                    COMMAND SECURITY CORPORATION

                                                      CONDENSED BALANCE SHEETS
                                                            (Unaudited)



                                                                                                 Dec. 31,           March 31,
                                                                                                 1 9 9 8            1 9 9 8
                                                                                                 -----------        -----------
ASSETS

Current assets:

  Accounts receivable - net                                                                      $13,804,872        $11,506,266
  Notes receivable, current maturities - net                                                           3,750             12,272
  Prepaid expenses                                                                                   612,684            493,870
  Other receivables - net                                                                             63,873             92,376
                                                                                                 -----------        -----------
    Total current assets                                                                          14,485,179         12,104,784

Property and equipment - net                                                                       1,097,313          1,176,246

Other assets:
  Intangible assets - net                                                                          1,953,668          2,714,550
  Restricted cash                                                                                  1,079,840            848,965
  Other assets                                                                                       195,823            852,714
                                                                                                 -----------        -----------
    Total other assets                                                                             3,229,331          4,416,229
                                                                                                 -----------        -----------

Total assets                                                                                     $18,811,823        $17,697,259
                                                                                                 ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                                                 $ 1,920,804        $   449,895
  Current maturities of long-term debt                                                               833,588          1,224,423
  Current maturities of obligations under capital leases                                              76,478             71,115
  Short-term borrowings                                                                            8,382,541          6,698,907
  Accounts payable                                                                                   719,018            817,126
  Due to service companies                                                                           171,802            732,555
  Accrued payroll and other expenses                                                               2,257,102          3,233,632
                                                                                                 -----------        -----------
    Total current liabilities                                                                     14,361,333         13,227,653

Self-insurance reserves                                                                              845,380            803,809
Long-term debt due after one year                                                                    259,266            458,995
Obligations under capital leases due after one year                                                   62,076             72,328
                                                                                                 -----------        -----------
                                                                                                  15,528,055         14,562,785
Stockholders' equity:
  Preferred stock, convertible Series A                                                            1,996,022          1,883,039
  Common stock, $.0001 par value                                                                         666                801
  Additional paid-in capital                                                                       9,315,657          9,431,505
  Retained earnings/(deficit)                                                                     (8,028,577)        (8,177,871)
  Treasury stock at cost                                                                                  -0-            (3,000)
                                                                                                 -----------        -----------
    Total stockholders' equity                                                                     3,283,768          3,134,474
                                                                                                 -----------        -----------

Total liabilities and stockholders' equity                                                       $18,811,823        $17,697,259
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


                                                    COMMAND SECURITY CORPORATION

                                      CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)



                                                                                              Retained
                                           Preferred           Common        Paid-In          Earnings         Treasury
                                           Stock               Stock         Capital          (Deficit)        Stock
Balance at March 31, 1997                  $         -0-       $     842     $ 9,897,319      $(4,163,981)     $  (3,000)

Issuance of common stock                                               5          54,008

Return of escrowed
 common stock
   Note collateral                                                   (35)             35
   Retention adjustment                                              (11)       (294,394)

Transfer of preferred stock                   1,813,297

Preferred stock dividends                        34,871                         (104,613)

Net loss - nine months ended
 December 31, 1997                                                                             (2,328,992)
                                           ------------        ---------     -----------      -----------      ---------

Balance at December 31, 1997                  1,848,168              801       9,552,355       (6,492,973)        (3,000)

Cash paid in lieu of
 compensatory stock warrants                                                     (85,979)

Preferred stock dividends                        34,871                          (34,871)

Net loss - three months ended
 March 31, 1998                                                                                (1,684,898)
                                           ------------        ---------     -----------      -----------      ---------

Balance at March 31, 1998                     1,883,039              801       9,431,505       (8,177,871)        (3,000)

Preferred stock dividends                       112,983                         (112,983)

Retirement of treasury stock                                        (135)         (2,865)                          3,000

Net income - nine months ended
 December 31, 1998                                                                                149,294
                                           ------------        ---------     -----------      -----------      ---------

Balance at December 31, 1998               $  1,996,022        $     666     $ 9,315,657      $(8,028,577)     $      -0-
                                           ============        =========     ===========      ===========      =========



             See accompanying notes to condensed financial statements.



                                                    COMMAND SECURITY CORPORATION

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)




                                                                                                     Nine Months Ended
                                                                                            -----------------------------------
                                                                                            Dec. 31,                Dec. 31,
                                                                                            1998                    1997
                                                                                            ------------            -----------
Cash flow from operating activities:
  Net income/(loss)                                                                         $    149,294            $(2,328,992)
  Adjustments to reconcile net income/(loss) to net
    cash provided by/(used in) operating activities:
     Depreciation and amortization                                                             1,304,512              1,535,712
     Provision for doubtful accounts, net of recoveries                                           50,325              1,183,284
     Loss on equipment dispositions                                                               13,444                 21,091
     Self-insurance reserves                                                                     496,760                717,906
     Decrease/(increase) in receivables,
      prepaid expenses and deposits                                                           (2,209,064)               872,574
     Decrease in accounts payable
      and other current liabilities                                                           (1,821,493)              (228,320)
                                                                                            ------------            -----------
        Net cash provided by/(used in) operating activities                                   (2,016,222)             1,773,255
                                                                                            ------------            -----------

Cash flows from investing activities:
  Purchases of equipment                                                                         (83,801)              (143,379)
  Proceeds from sale of equipment                                                                  2,255                 25,421
  Purchase of intangible assets                                                                  (45,738)              (116,521)
  Notes issued                                                                                    (5,000)                    -0-
  Principal collections on notes receivable                                                       47,376                 83,420
                                                                                            ------------            -----------
        Net cash used in investing activities                                                    (84,908)              (151,059)
                                                                                            ------------            -----------

Cash flows from financing activities:
  Net borrowings/(repayments) on line-of-credit                                                1,639,429               (149,202)
  Increase/(decrease) in cash overdrafts                                                       1,470,909                 (5,350)
  Principal payments on other borrowings                                                        (956,385)            (1,412,800)
  Principal payments on capital lease obligations                                                (52,823)               (54,844)
                                                                                            ------------            -----------
        Net cash provided by/(used in) financing activities                                    2,101,130             (1,622,196)
                                                                                            ------------            -----------

Net change in cash
 and cash equivalents                                                                                 -0-                    -0-
Cash and cash equivalents
 at beginning of period                                                                               -0-                    -0-
    Cash and cash equivalents
     at end of period                                                                       $         -0-           $        -0-
                                                                                            ============            ===========






            See accompanying notes to condensed financial statements.

                                                                   (Continued)
                           COMMAND SECURITY CORPORATION

                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




Supplemental Disclosures of Cash Flow Information

 Cash paid during the nine months ended December 31 for:
                                                           1998         1997
                                                        ---------    ---------
  Interest                                              $ 767,855    $ 834,598
  Income taxes                                                 -0-          -0-



Supplemental Schedule of Non-Cash Investing and Financing Activities

For the nine months ended December 31, 1998 and 1997, the Company purchased transportation and office equipment with direct installment and lease financing of $184,287 and $356,102, respectively.

The Company generally obtains short-term financing to meet its insurance needs. For the nine months ended December 31, 1998 and 1997, $107,099 and $133,055, respectively, have been borrowed for this purpose. These borrowings have been excluded from the condensed statement of cash flows.

For the nine months ended December 31, 1998 and 1997, the Company accrued dividends of $112,983 and $104,613, respectively, on its Series A convertible preferred stock. These charges to paid-in capital and credits to preferred stock have been excluded in the condensed statement of cash flows.

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

                           COMMAND SECURITY CORPORATION

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the year ended March 31, 1998.

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at December 31, 1998, and for the period then ended. All such adjustments are of a normal recurring nature, except for an increase in reserves for uncollectible accounts and notes receivable of $764,000 in September, 1997, in connection with amounts due from a former service agreement client as a result of the client's Chapter 7 bankruptcy filing.


1.)  Service Companies
        The following is a summary of the service companies' activities for the nine months ended December 31, 1998 and 1997, respectively, the components of which have been excluded from the Company's financial statements:

                                                           Three Months Ended                 Nine Months Ended
                                                      ---------------------------        ---------------------------
                                                      Dec. 31,         Dec. 31,          Dec. 31,        Dec. 31,
                                                      1998             1997              1998            1997
Service companies' guard
 service revenue                                      $  742,767       $4,322,202        $6,750,765      $13,863,630

Cost of revenue                                          594,478        3,326,172         5,032,264       10,456,536
                                                      ----------       ----------        ----------      -----------

Gross profit                                             148,289          996,030         1,718,501        3,407,094

Service companies' share
 of gross profit                                         104,832          738,051         1,320,921        2,577,095
                                                      ----------       ----------        ----------      -----------

Total employer of record
 service fees                                             43,457          257,979           397,580          829,999

Other service revenue                                    143,585           73,385           330,551          311,605
                                                      ----------       ----------        ----------      -----------

Total service contract revenue                        $  187,042       $  331,364        $  728,131      $ 1,141,604
                                                      ==========       ==========        ==========      ===========


                                                                    (Continued)
                           COMMAND SECURITY CORPORATION

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



2.)  Short-Term Notes Payable
        In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement(the "agreement"). The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At December 31, 1998, the Company had used $8,256,357 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly, at 1.5% above prime (9.25% at December 31, 1998). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the agreement is initially until February, 1999, with automatic two year renewal terms thereafter. The Company relies heavily on its revolving loan from CIT which contains numerous non-financial covenants. At December 31, 1998, the Company was not in compliance with several of the non-financial covenants.


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


4.)  Self-Insurance
        The Company adopted a partially self-insured health insurance program that covers all eligible administrative personnel, effective as of March 1, 1997. There is a maximum of $30,000 per year per employee and an aggregate amount per year, based on the number of participants (currently 94 employees, or $360,800), that the Company can be responsible for. A stop-loss insurance policy covers all claims in excess of the above amounts.

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

                                                                   (Continued)
                           COMMAND SECURITY CORPORATION

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)





5.)  Contingent Liabilities
        The Company has guaranteed certain installment loans extended to various service companies and customer account purchasers by Capital Resources Company. The total outstanding balance on such loans as of December 31, 1998, was approximately $512,500.

        In May, 1996, a complaint was filed in Queens County Civil Court by three former employees alleging emotional distress, anguish, mental distress and injury to their professional reputation due to retaliatory discharge and related matters. Plaintiffs each seek $2 million for compensatory damages and $2 million in punitive damages in addition to payment of overtime wages of $25,000. The Company's customer, also a defendant and a former employer, has engaged counsel representing all defendants. At this time the Company is unable to estimate the possible loss, if any, that may be incurred as a result of this action. On November 27, 1998, the Kings County Supreme Court ruled on a motion dismissing three counts concerning contractual allegations but allowed the remaining nine counts to proceed to findings. The ultimate outcome may or may not have a material impact on the Company's financial position or results of operations.

        In August, 1997, a complaint was filed in Los Angeles County Superior Court by six former employees alleging discrimination, wrongful termination, breach of employment contract and intentional infliction of emotional distress. The complaint alleges that plaintiffs have suffered damages in excess of $1 million. After filing the complaint, the plaintiffs, through counsel, agreed to submit the dispute to binding arbitration and a request for dismissal, without prejudice, was filed with the Court. The plaintiffs have not responded to Company requests to pick an arbitrator and proceed with the hearing. At this time the Company is unable to estimate the possible loss, if any, that may be incurred as a result of such arbitration. The ultimate outcome of such arbitration may or may not have a material impact on the Company's financial position or results of operations.

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

        The Company has been charged with unfair labor practices by a labor union representing some of its employees claiming the Company refused to bargain with the union and that the Company unilaterally changed terms and conditions of employment without bargaining. The charge has been arbitrated and it has been determined that the Company has responsibility for some back payments to union funds. The final amount has not yet been assessed. As of December 31, 1998, the Company has accrued $60,000 for loss contingencies in connection with this matter.

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

        The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant- directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through December 31, 1998, the Company has expended approximately $193,000 in legal fees ($73,000 during the nine months ended December 31, 1998) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998. On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. On January 12, 1999, the Appellate Division dismissed the appeal and modified the lower court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. The Company is unable to reasonably estimate the potential impact on the Company's financial condition and results of operations from this lawsuit.

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

Revenue increased by $979,385 or 7.2% for the quarter ended December 31, 1998 to $14,537,004 from $13,557,619 for the quarter ended December 31, 1997. The major components of this increase are approximately $420,000 due to acquisitions and approximately $559,000 due to new contract starts net of contract cancellations.

For the nine months ended December 31, 1998, revenue increased by $6,141,303 or 16.0% to $44,467,583 from $38,326,280 for the nine months ended December 31, 1997. The major components of this increase are approximately $2,165,000 increase due to acquisitions, approximately $3,766,000 due to new contract starts net of cancellations and approximately $210,000 of non-recurring revenue due to the Goodwill Games.

Gross profit increased by $571,227 to $2,393,371 or 16.5% of revenue for the quarter ended December 31, 1998 compared to $1,822,144 or 13.4% of revenue for the quarter ended December 31, 1997. The gross profit increase results from lower unemployment costs, lower self-insurance reserves for general liability claims and the increase in sales. The self insurance reserve is based on actuarial computations and the timing of reported claims and, therefore, at this time, it is not known if the decrease will continue in future periods.

For the nine months ended December 31, 1998, gross profit increased by $1,985,395 to $7,429,950, or 16.7% of revenue compared to $5,444,555 or 14.2%
of revenue for the nine months ended December 31, 1997. This increase results from lower unemployment costs, lower self insurance reserves for general liability claims and the increase in sales.

Management expects margins to stabilize at between 16% and 17% of revenue as long as the economy remains strong. Should a recession develop, margins will trend lower due to, among other things, increased competition for accounts and potentially higher unemployment costs.

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

Service contract revenue decreased by $144,322 to $187,042 in the quarter ended December 31, 1998 from $331,364 in the quarter ended December 31, 1997. This decrease is primarily due a contract for a large "employer of record" service agreement client which was renegotiated effective August, 1998 as a "non employer of record" contract as well as the termination of one service contract in December, 1997.

For the nine months ended December 31, 1998, service contract revenue decreased by $413,473 to $728,131 from $1,141,604 for the nine months ended December 31, 1997. This decrease is primarily due to the termination of one service agreement with a client who filed Chapter 7 bankruptcy on August 28, 1997 as well as the termination of three other service contracts and the contract for a large service agreement client which was renegotiated effective August, 1998 to a lower service charge. Although there are prospective clients, the Company did not sign new service agreements in the current quarter. If no new contracts are signed, service contract revenue will decrease as current contracts expire.

                                                                   (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations (continued)

General and administrative expenses increased by $190,099 to $2,188,502 for the quarter ended December 31, 1998 from $1,998,403 for the quarter ended December 31, 1997. The increase is primarily due to $100,000 in legal fees expended on behalf of the plaintiff directors in the derivative action disclosed in footnote 5 to the condensed financial statements as well as $40,000 for the services of Mr. Snitow. During the quarter ended December 31, 1997, the Company incurred $85,000 in legal fees in connection with the GFM litigation. Office and administrative salaries increased by $135,000 due to additional staffing in the Company's corporate and branch offices as a result of adding branches in Georgia, Florida and Pennsylvania.

For the nine months ended December 31, 1998, general and administrative expenses increased by $610,760 to $6,331,241 compared to $5,720,481 for the nine months ended December 31, 1997. The major areas of increase are professional fees ($337,000) and administrative salaries ($352,000). These increases were offset by reductions in several general office expenses of approximately $78,000.

Management expects continued high levels of professional fees as a result of the Company's indemnification obligation to the defendant directors involved in the derivative action as well as possible payments for legal fees on behalf of the plaintiff directors (see footnote 5). Furthermore, additional legal fees are expected to be incurred in connection with the investigation by the United States Attorney in Miami referred to in footnote 5 to the condensed financial statements.

The reduction in labor claim settlements for the nine months ended December 31, 1998 compared to the period ended December 31, 1997 resulted from a default judgment in the amount of $314,376 by the Eastern District Court of New York in favor of a guard who alleged unjust termination. The claim was settled for $180,000 in September, 1997.

Amortization of intangibles decreased by $91,110 to $319,194 for the quarter ended December 31, 1998 compared to $410,304 for the quarter ended December 31, 1997. For the nine months ended December 31, 1998, amortization of intangibles decreased by $267,957 to $973,190 compared to $1,241,147 for the nine months ended December 31, 1997. These reductions are primarily due to the write-down in the fiscal year ended March 31, 1998 of intangible assets which was the result of management's re-evaluation of the business retained from certain prior acquisitions.

The provision for bad debts increased by $87,317 to $181,969 for the quarter ended December 31, 1998 from $94,652 for the quarter ended December 31, 1997. This increase is primarily due to higher accounts receivable balances because of increased sales and slower collections due to the December holiday period. Bad debt recoveries for the quarter ended December 31, 1998, includes $230,000 recovered from a former service agreement client.

For the nine months ended December 31, 1998, the provision for bad debts decreased by $894,797 to $353,262 compared to $1,248,059 for the period ended December 31, 1997. These decreases are primarily due to the Chapter 7 bankruptcy filing of a service agreement client in August, 1997 and partially due to higher reserve requirements in the quarter ended June 30, 1997 for receivables from certain service agreement clients that is no longer necessary. The provision for bad debts is management's estimate of accounts that may be uncollectible based on the results of its continuous monitoring of accounts outstanding in excess of 60 days. It is not known if bad debts will decrease in future periods nor is this decrease necessarily indicative of a trend.

Interest income increased by $13,255 to $45,382 for the quarter ended December 31, 1998 from $32,127 for the quarter ended December 31, 1997. This increase is primarily due to the conversion of an employer of record service agreement into a non-employer of record service agreement resulting in interest income on certain outstanding accounts receivable.

                                                                   (Continued)


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations (continued)

For the nine months ended December 31, 1998, interest income decreased by $97,456 to $106,683 compared to $204,139 for the nine months ended December 31, 1997. This decrease partially resulted from the collection of certain advances with accumulated interest from one of the Company's employer of record service agreement clients in the quarter ended June 30, 1997 and the remainder of the decrease results from the Chapter 7 bankruptcy of a former service agreement client.

Interest expense decreased by $24,303 to $243,873 for the quarter ended December 31, 1998 from $268,176 for the quarter ended December 31, 1997. For the nine months ended December 31, 1998, interest expense decreased by $44,617 to $763,670 compared to $808,287 for the nine months ended December 31, 1997. This decrease is due primarily to reductions in long-term debt.

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

This agreement was amended as of January 30, 1997, to provide for an initial two year renewal to February 23, 1999 and automatic two year renewal terms thereafter as well as other changes in terms and conditions. Under this agreement, borrowings may be made in an amount up to 85% (previously 82.5%) of eligible accounts receivable, but in no event more than $10,000,000. The amendment also provides for a term loan in the amount of $500,000 to be repaid in equal monthly installments over five years. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% (previously 2% on the revolving loan) in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets. As of December 31, 1998, the Company was not in compliance with several of the non-financial covenants contained in the loan agreement as a result of the shareholder derivative action (see Note 5 to the condensed financial statements). Accordingly, all amounts due under the term loan have been classified as short-term on the Company's December 31, 1998, balance sheet.

At December 31, 1998, the Company had borrowed $8,256,357 representing virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan agreement.

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

                                                                   (Continued)


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources (continued)

Due primarily to the bankruptcy filing in August, 1997, by GFM Bayview, a former service agreement client, the Company has experienced continued cash overdrafts and a working capital deficit. This had impacted accounts payable and management is carefully monitoring its relationships with vendors. Management anticipates improvements in cash overdrafts and working capital provided operating results continue at improved levels. Working capital and cash overdrafts may be negatively impacted by any penalties that may be imposed as a result of negotiations with the United States Attorneys' Office referred to below.

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

The independent accountant's report on the Company's financial statements for the year ended March 31, 1998 was modified, indicating that there was substantial doubt about the Company's ability to continue as a going concern due to operating losses for the year ended March 31, 1998, working capital deficits and litigation and a contingency for which the outcomes were uncertain. The Company's operations for the nine months ended December 31, 1998 resulted in an operating profit and the Company has positive working capital of $123,846 as of December 31, 1998 compared to a working capital deficit of $(1,122,869) as of March 31, 1998. Management is continuing its efforts to improve profit margins and to reduce cash and working capital deficits with improved operating results and reductions in long-term debt service requirements.

In February, 1995 the Company entered into a subordinated loan arrangement with Deltec Development Corporation (Deltec) pursuant to which the Company borrowed $1.5 million, the proceeds of which were used primarily to acquire the assets of United Security Group Inc. (United). The subordinated loan has a term of four years, calls for quarterly principal and interest payments and bears interest at fourteen percent (14%) per annum. It is collateralized, on a subordinated basis, by all of the Company's assets, properties and other revenue. The balance due Deltec at December 31, 1998 was $93,750. The Company was not in compliance with several loan covenants at December 31, 1998. The Company anticipates paying the balance of this loan in full by February 25, 1999.

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

In the past, many computer software programs were written using two digits rather than four digits to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation is generally referred to as the "Year 2000 Issue". If such a situation occurs, computer-based information systems will be faced with problems potentially affecting hardware, software, networks and customer and vendor inter-dependencies. The effects of Year 2000 Issue may be experienced before, on or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could effect a Company's ability to conduct normal business operations. Command has an ongoing program of evaluating the effect of the Year 2000 Issue on its information processing systems and business operations.

                                                                   (Continued)


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Liquidity and Capital Resources (continued)

In early 1998, the Company implemented a review program to address Year 2000 Issues. The program addresses internal systems as well as key third party systems. Key third parties have been identified as lenders, banks, key customers and vendors. Under the program, the Company has reviewed its internal systems and has requested representations from key third parties as to year 2000 compliance.

Internally, there are two primary systems being reviewed by the Company. The first is the main frame system located at the Company's headquarters. The initial assessment by the Company's outside consultants is that this system will have minimal year 2000 compliance issues due to the fact that the software recognizes dates based on a four digit entry system. The Company is also in the process of compiling information on its desk-top PC's which are primarily used for financial analysis and word processing. The Company's initial assessment of its desk-top PC's is that most are less than three years old and therefore the cost associated with year 2000 compliance should be minimal.

The Company is in the process of determining its contingency plans which will include identification of its most reasonably likely worst-case scenarios. Once the Company receives replies to its third party inquiries, it will be in a better position to evaluate the impact of reasonably likely worst-case scenarios. The Company's Year 2000 Issues and any potential interruptions, costs, damages or losses related thereto, are not, based on currently available information, expected to be material. The Company believes that its compliance efforts have and will reduce the impact of such issues on the Company.

The Company has expended $21,900 through December 31, 1998, in connection with outside consultants for services related to Year 2000 Issues. The Company expects to spend an additional $20,000 on Year 2000 Issues in the future. All such expenditures are being charged to expense except with respect to the replacement of non- compliant systems which will be capitalized. The costs associated with replacement equipment are not expected to be material. The Company has not tracked internal labor costs because the Company believes these costs to be immaterial. The balance of internal labor costs associated with Year 2000 compliance is also expected to be immaterial but there can be no assurance that unanticipated costs will not be incurred.


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


Item 6.     Exhibits and Reports on Form 8-K

       (1)  Exhibits

              99.1 Press release dated February 16, 1999.

       (2)  Reports on Form 8-K

              During the quarter the Company filed one form 8-K, dated November 30, 1998, reporting certain press releases.

                                   SIGNATURE







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               COMMAND SECURITY CORPORATION







Date: ______________              By: /S/ _________________________________
                                  William C. Vassell, Chairman of the Board







                                  By: /S/ _________________________________
                                  William C. Vassell, Chairman of the Board
                                   Acting Principal Financial Officer

FOR IMMEDIATE RELEASE CONTACT: William C. Vassell  Donald Radcliffe
                               Chairman            Radcliffe & Associates, Inc.
                               Tel: (914) 454-3703 Tel: (212) 605-0174

                           COMMAND SECURITY CORPORATION
                     REPORTS RESULTS FOR THIRD FISCAL QUARTER

  -   Revenues up 7.2% for quarter,  16% year-to-date

  - EPS $(.02) loss for quarter versus $(.09) loss in prior year quarter $.01 year-to-date versus loss of $(.36) in prior year-to-date period

  -   EBITDA per share for quarter $.09 per share, year-to-date $.33 per share

Lagrangeville, New York *** February , 1999 *** Command Security Corporation (NASDAQ:CMMD) today reported results for its third fiscal quarter ended December 31, 1998. For the quarter ended December 31, 1998, revenues increased by 7.2% to $14,537,004 compared to the $13,557,619 reported for the same period in the prior fiscal year. For the nine months, revenues increased by 16% to $44,467,583 from the $38,326,280 recorded in the same period in the prior fiscal year.

Gross profit as a percentage of revenues increased to 16.5% for the quarter ended December 31, 1998 compared to the 13.4% recorded in the same period of the prior fiscal year. Year-to-date gross profit as a percentage of revenues increased to 16.7% compared to the 14.2% recorded in the prior nine month period.

Net loss applicable to common stockholders for the three months ended December 31, 1998 was $(101,975) or $(.02) per share compared to the $(567,316) or $(.09) per share loss reported in the same period of the last fiscal year. For the nine months ended December 31, 1998 net income applicable to common stockholders was $36,311 or $.01 per share compared to a net loss applicable to common stockholders of $(2,433,605) or $(.36) per share reported in the same period of the prior fiscal year.

Mr. William C. Vassell, Chairman of the Board said, "Although we reported a small loss during our third fiscal quarter we are pleased that we have continued the revenue growth and improved operating margins which we experienced during our first two fiscal quarters. EBITDA (Earnings before interest taxes and depreciation, and amortization), which I continue to believe is a key indicator in valuing company's performance, was $.09 per share for the current fiscal quarter and $.33 per share for the first nine months of our fiscal year."

On November 30, 1998, the Company announced that it was engaging in discussions concerning the possible sale of the Company. Senior management representatives have met with several interested parties who have expressed various degrees of interest. None of these discussions have thus far lead to an offer which, in the opinion of the management representatives, would result in the maximization of shareholder value. Nonetheless, discussions with new parties and with parties who have previously met with management are expected to continue in the near term.

The Company's press release of November 30, 1998 also referenced open market purchases of the Company's stock to be made by two members of the Company's Board of Directors. To date, a total of 32,000 shares have been purchased.

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

Command Security Corporation provides security services through company-owned offices in New York, New Jersey, California, Illinois, Connecticut, Florida, Georgia and Pennsylvania and provides services to independent security companies nationwide.



0060february


                                                    COMMAND SECURITY CORPORATION
                                                 Condensed Statements of Operation


                                           Three Months Ended                           Nine Month Ended
                                              December 31,                                December 31,
                                     1998                  1997                  1998                 1997
                                     -----------           -----------           -----------          ------------
Revenues                             $14,537,004           $13,557,619           $44,467,583          $ 38,326,280
Operating Profit/Loss                    145,688              (285,076)              819,725            (1,738,753)
Net Income/Loss                      $   (64,314)          $  (532,445)          $   149,294          $ (2,328,992)
Preferred
Stock dividends                          (37,661)              (34,871)             (112,983)             (104,613)
                                     -----------           -----------           -----------          ------------
Net income/loss
Applicable to
Common stockholders                  $  (101,975)          $  (567,316)          $    36,311          $ (2,433,605)
                                     ===========           ===========           ===========          ============
Net income/loss per
Common share                         $      (.02)          $      (.09)          $       .01          $       (.36)
                                     ===========           ===========           ===========          ============
Weighted average number of
common and common equivalent
shares outstanding                     6,658,143             6,639,410             6,658,143             6,699,718
                                     ===========           ===========           ===========          ============



0060february/3