Form 10-Q/A
period 1998-09-30
COMMAND SECURITY CORP
filed 1999-03-31
CIK 864509

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-Q/A

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from______________________to____________________

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

Explanatory Note

The purpose of this amendment is to amend the Company's 10-Q for the period ending September 30, 1998 in order to augment the Company's disclosure with respect to its year 2000 readiness. The additional disclosure is contained in the five paragraphs preceding the Cautionary Statement found at the end of
Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

The following should be read in conjunction with the Company's financial statements and the related notes thereto.

Revenue increased by $2,599,057 or 20.0% for the quarter ended September 30, 1998 to $15,579,240 from $12,980,183 for the quarter ended September 30, 1997. The major components of this increase are approximately $925,000 due to acquisitions, approximately $1,465,000 due to new contract starts net of contract cancellations and approximately $210,000 of non-recurring revenue due to servicing the Goodwill Games.

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

The Company has expended $21,900 through September 30, 1998, in connection with outside consultants for services related to Year 2000 Issues. The Company expects to spend an additional $20,000 on Year 2000 Issues in the future. All such expenditures are being charged to expense except with respect to the replacement of non-compliant systems which will be capitalized. The costs associated with replacement equipment are not expected to be material. The Company has not tracked internal labor costs because the Company believes these costs to be immaterial. The balance of internal labor costs associated with Year 2000 compliance is also expected to be immaterial but there can be no assurance that unanticipated costs will not be incurred.

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

2. The Company's ability to achieve results contemplated in forward-looking statements will be largely dependent upon its ability to maintain margins, which in turn will be determined in large part by management's control over costs. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as, litigation costs, attorney's fees, significant inflation, labor unrest and increased payroll and related costs.

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

                                               COMMAND SECURITY CORPORATION

Date: 3/30/99                                  By:/S/ Willam C. Vassell
                                                  Willam C. Vassell,
                                                  Chairman of the Board