Form 10-Q/A
period 1998-12-31
COMMAND SECURITY CORP
filed 1999-04-27
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                      __________________________________

                                 FORM 10-Q/A

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1998

OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ___

Commission file number  0-18684
                        -------

            Command Security Corporation
------------------------------------------------------
(Exact name of registrant as specified in its charter)

            New York                                 14-1626307
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

Lexington Park, LaGrangeville, New York              12540
---------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (914) 454-3703
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

Yes   X     No
    -----      -----

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,658,143 (as of November 10, 1998).
                -------------------------------------

Part II - Other Information.

Item 5. Other information.

     The date of the Company's 1998 annual meeting has been delayed in excess of 30 days, and therefore, the new deadline for submitting shareholder proposals for inclusion in the Company's proxy statement is May 10, 1999.

     In addition, the date after which notice of a shareholder proposal submitted outside the processes of section 240.14a-8 is considered untimely is May 10, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: April 26, 1999                 By: /s/ William C. Vassell
                                         William C. Vassell,
                                         Chairman of the Board