Form 10-K
period 1999-03-31
COMMAND SECURITY CORP
filed 1999-06-29
CIK 864509

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999

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

     Common Stock
-----------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      As of June 22, 1999, the aggregate market value of the voting stock held by non-affiliates for the registrant, based on the last sales price of $1.00 on that date, was $3,767,086.

      As of June 22, 1999, the registrant had issued and outstanding 6,658,143 shares of common stock.

                                     PART I

                                ITEM 1. BUSINESS

     Command Security Corporation ("Company") is a corporation formed under the laws of the State of New York on May 9, 1980. It principally provides uniformed security services from its eighteen operating offices in New York, New Jersey, Illinois, California, Pennsylvania, Connecticut, Florida and Georgia to commercial, financial, industrial, aviation and governmental clients in the United States. Security services include providing uniformed guards for access control, theft prevention, surveillance, vehicular and foot patrol and crowd control. The Company employs a total of approximately 3,000 hourly guards, including those employed under security service agreements with other security guard companies for which the Company administers billing, collection and payroll ("service company clients") and approximately 65 other employees indirectly attributable to guard services including supervisors and dispatchers. The Company also employs approximately 65 administrative employees, including the executive staff.

     Management believes there is heightened attention to security matters due to the ongoing threat of criminal and terrorist activities. As a result of such attention, management further believes that the urban commercial centers served by the Company provide an opportunity for increased market participation and growth.

     From 1983, when William C. Vassell, the Company's Chairman of the Board acquired control, to June 1990, the Company expanded its business through internal sales efforts and by acquisitions of the customer lists of smaller security firms in markets the Company was already serving. In July 1990, the Company implemented a program to provide back office services to service company clients.

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

     In 1998, the Company began developing and implementing a national network of independent security guard companies to service clients with sites throughout the United States. The Company offers these services in 47 states through approximately 256 affiliates and believes this is a growing niche business.

Operations

     As a licensed watchguard and patrol agency, the Company furnishes guards to its customers to protect people or property and to prevent the theft of property. In this regard, the Company principally conducts business by providing guards and other personnel who are, depending on the particular requirements of the customer, uniformed or plainclothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts such as fire stations, reception areas or video monitors. The Company's guards maintain contact with headquarters or supervisors via car radio or hand-held radios. In addition to the more traditional tasks associated with access control and theft prevention, guards respond to emergency situations and report to appropriate authorities for fires, natural disasters, work accidents and medical crises. The Company also provides private investigation services.

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

     The Company's policy requires that all selected applicants for Company guard positions undergo a detailed pre-employment interview and a background investigation covering such areas as employment, education, military service, medical history and, subject to applicable state laws, criminal record. In certain cases the Company employs psychological testing and, where permitted, uses pre-employment polygraph examinations. Personnel are selected based upon physical fitness, maturity, experience, personality, stability and reliability. Medical examinations and substance abuse testing may also be performed. Prerequisites for all Company guards include a good command of the English language and the ability to communicate well and write a comprehensive and complete report. Preference is given to applicants with previous experience, either as a military or a civilian security-police officer.

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

Significant Customers

      No customer of the Company accounted for more than 10% of its gross revenue in the fiscal year ended March 31, 1999.

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

Employees

     The Company currently employs approximately 3,000 hourly workers performing guard services and approximately 65 other employees indirectly attributable to guard services including supervisors and dispatchers. The Company also employs approximately 65 executive, sales, administrative or clerical staff, most of whom are salaried.

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

                               ITEM 2. PROPERTIES

     As of March 31, 1999, the Company owned and used in connection with its business approximately 65 vehicles.

     As of March 31, 1999, the Company did not own any real property. It occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, of approximately 6,600 square feet with a base annual rental of $99,000 under a five year lease expiring September 30, 2003. The Company also occupies the following offices:

Annual                                                  Square         Base
Location                               When Opened     Footage         Rent
--------                               -----------     -------         ----

The Poughkeepsie Plaza Mall
Poughkeepsie, NY                        9/1/83           920        $12,000

17 Lewis Street
Hartford, CT                            5/1/92         1,075        $13,320

331 Park Avenue South
10th Floor
New York, NY                           11/1/91         3,400        $60,300

331 Park Avenue South                   2/1/93         3,400        $60,300
11th Floor
New York, NY

300 Hamilton Avenue
White Plains, NY                       8/15/96         1,538        $27,443

5505 Main Street
Suite #2
Williamsville, NY                       5/1/93           680        $ 5,400

10 West 35th Street                    1/31/98           988        $13,552

Chicago, IL

5801 E. Slauson Avenue                 11/9/94         1,689        $28,375
Suite G-160
Commerce, CA

1450 Barnum Avenue                      2/1/99         2,300        $19,250
Bridgeport, CT

91 N. Franklin St.                      2/1/99         1,300        $13,800
Hempstead, NY

2222 Morris Avenue                      2/1/99         1,983        $22,500
Union, NJ

JFK International Airport               4/1/98         1,700        $64,800
175-01 Rockaway Boulevard
Jamaica, NY

Los Angeles International              8/15/96           647        $17,236
Airport
380 World Way
Los Angeles, CA

1237 Central Avenue #210              10/19/93           400        $ 4,800
Albany, NY

2144 Doubleday Avenue                   4/1/93           800        $12,840
Ballston Spa, NY

2777 Summer Street                     3/13/95          1515        $30,300
Stamford, CT

224 Datura Street                      9/17/96           250        $ 4,452
West Palm Beach, FL

124 Chestnut Street, Suite 5          11/25/96           500        $ 8,460
Philadelphia, PA

8181 North West 36th St.                9/5/97           300        $10,800
Miami, FL

800 Virginia Avenue                    7/17/97           400        $ 7,881
Fort Pierce, FL

3500 North  State Road                 7/17/97           300        $ 7,130
Lauderdale Lakes, FL

954 South Main Street                  4/27/98           900        $ 8,100
Conyers, GA

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

     The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 1999, the Company has expended approximately $204,000 in legal fees ($84,000 during the year ended March 31, 1999) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued $92,000 for contingent legal fees incurred by one of the defendants, where Management has determined that indemnification by the Company is probable. On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn

H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. At a duly convened meeting of the board of directors on June 22, 1998, the board voted unanimously to elect Mr. Snitow as an acting director and to appoint him acting president and chief executive officer pending the outcome of the appeal. On January 12, 1999, the Appellate Division dismissed the appeal and modified the lower court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. Mr. Snitow is a partner in the law firm of Snitow & Cunningham, LLP, located in New York, New York.

     The Company is unable to reasonably estimate the potential continued impact on the Company's financial condition and results of operations from this lawsuit. The parties are currently in agreement that future proceedings will be held in abeyance while management is exploring the possible sale of the Company.

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

     The following table sets forth, for the calendar periods indicated, the high and low sales price for the Common Stock as reported by the NASDAQ Stock Market, Inc. for each full quarterly period within the two most recent fiscal Years.


             Period <F1>                                      Last Sales Price
             -------                                          ----------------
             1998                                            High        Low
             ----                                            ----        ---
             First Quarter                                   2.125       1.343
             Second Quarter                                  1.50        0.968
             Third Quarter                                   1.125       0.687
             Fourth Quarter                                  1.437       0.750


             1999                                             High         Low
             ----                                             ----         ---
             First Quarter                                   1.312       0.812
             Second Quarter                                  0.968       0.625
             Third Quarter                                   1.281       0.625
             Fourth Quarter                                  1.812       0.937


<F1> Reflects fiscal years ended March 31 of the year indicated.

     The above quotations do not include retail mark-ups, mark-downs or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

     As of June 17, 1999 there were approximately 239 holders of record of the Company's common stock. Management believes there are approximately 1,450 beneficial holders of the Company's common stock.

     The last sales price of the Company's common stock on June 22, 1999, was $1.00.

     The Company has never paid cash dividends on its common stock. Payment of dividends, if any, will be within the discretion of the Company's Board of Directors and will depend, among other factors, on approval of its principle lender, earnings, capital requirements and the operating and financial condition of the Company. At present, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance, in part, the development of its business.

                          COMMAND SECURITY CORPORATION

                         ITEM 6. SELECTED FINANCIAL DATA


The financial data included in this table have been derived from the financial statements as of and for the years ended March 31, 1999, 1998, 1997, 1996, and 1995, which have been audited by independent certified public accountants. The information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with the financial statements and related notes included in the Report.


Statement of Operations Data
Years Ended March 31,


                                          1999              1998             1997              1996<F1>            1995<F2>

Revenue (excluding service
  company revenue)                        $57,642,041       $51,796,882      $49,237,418       $54,995,444         $39,595,272

Gross profit                              $ 9,716,418       $ 7,340,096      $ 8,443,578       $ 8,496,499         $ 4,527,365

Service contract revenue                  $   913,498       $ 1,450,592      $ 1,471,313       $ 1,519,803         $ 1,291,943

Operating profit/(loss)                   $   877,434       $(2,915,001)     $ 1,267,805       $ 1,250,713         $(2,412,603)

Net income/(loss)                         $   (15,399)      $(4,013,890)     $   450,030       $   511,650         $(2,983,823)

Income/(loss) per common share            $      (.02)      $      (.62)     $       .05       $       .06         $      (.70)

Weighted average number of
  common shares outstanding                 6,658,143         6,689,352        6,955,548         6,663,986           4,274,657



Balance Sheet Data as of March 31,

                                          1999              1998             1997              1996                1995

Working capital/(deficiency)              $   200,236       $(1,122,869)     $ 1,413,212       $   218,968         $  (531,602)

Total assets                              $16,187,980       $17,697,259      $23,188,576       $22,384,414         $20,267,099

Short-term debt<F3>                       $ 7,557,957       $ 7,994,445      $ 8,817,997       $ 8,506,911         $ 6,095,183

Long-term debt<F4>                        $   471,701       $   531,323      $ 1,284,423       $ 1,194,505         $ 1,229,773

Redeemable convertible
  preferred stock                         $       -0-       $       -0-      $ 1,743,555       $ 1,614,525         $ 1,495,065

Stockholders' equity                      $ 3,119,075       $ 3,134,474      $ 5,731,180       $ 5,189,226         $ 4,993,859



<F1> Includes the operations of United Security Group Inc. from its acquisition date of February 24, 1995.

<F2> Includes the operations of ISS International Service System, Inc.
     and Madison Detective Bureau, Inc. from the acquisition dates of October 27, 1993 and November 1, 1993, respectively.

<F3> The Company's short-term debt includes the current maturities of long-term debt, obligations under capital leases, and short-term borrowings. See Notes 6, 8 and 14 of "Notes to Financial Statements."

<F4> The Company's long-term debt includes the long-term portion of obligations under capital leases.


                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements.

The following can be interpreted as including forward looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are typically identified by the words "intends", "plans", "efforts", "anticipates", "believes", "expects", or words of similar import. Various important factors that could cause actual results to differ materially from those expressed in the forward looking statements are identified below and may vary significantly based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from those suggested in the following statements.

For the fiscal year ended March 31, 1999, the Company's operations resulted in a net loss of $15,399 after charges for amortization of intangibles of $1,280,687 and prior to preferred stock dividends, compared to a loss of $4,013,890 for the fiscal year ended March 31, 1998. In addition, as of March 31, 1999, the Company had positive working capital of $200,236 and cash of $122,470, compared to a working capital deficit of $1,122,869 and cash overdraft of $449,895 as of March 31, 1998. As a result, the Company's public accounting firm has removed the "going concern" modification which was included in the prior year's audit report. The improved operating results were, in part, due to significant charges in fiscal 1998 in connection with the Chapter 7 bankruptcy filing of a former service agreement client, charges for impairment of long-lived assets, unusually high labor claims and self-insurance claims which did not recur in fiscal 1999 as well as management's continued development and implementation of a national network of independent security guard companies to service clients with sites throughout the United States. In addition, the Company has implemented a plan to actively seek rate increases from its existing clients and to sign new contracts in existing markets. Furthermore, it has implemented a centralized purchasing function in order to better control operating costs and the implementation of a centralized, pro-active credit management and collection policy has significantly reduced bad debt expense and led to the recovery of receivables previously reserved. Management expects continued favorable financial impact from the above mentioned strategies as well as improved cash flow as a result of the repayment in full of certain acquisition indebtedness during fiscal 1999.

On November 30, 1998, the Company announced that it was engaging in discussions concerning the possible sale of the Company. Senior management representatives continue to meet with interested parties. Thus far these discussions have not led to an offer which, in the opinion of the management representatives, would result in the maximization of shareholder value. Nonetheless, discussions are expected to continue in the near term.

The Company's press release of November 30, 1998 also referenced open market purchases of the Company's stock to be made by two members of the Company's Board of Directors. To date, a total of 32,000 shares have been purchased. These Directors are part of the management group engaged in discussions concerning the possible sale of the Company. They may therefore possess non-public information which renders inappropriate their continued purchases of the Company's stock.

Results of Operations

Fiscal Year ended March 31, 1999 Compared with March 31, 1998

During the fiscal year ended March 31, 1999, revenue increased by $5,845,159 to $57,642,041 from $51,796,882 for the fiscal year ended March 31, 1998. The major components of this increase are: approximately $2,435,000 increase primarily due to the full impact in fiscal 1999 of prior year acquisitions; approximately $3,200,000 increase due to new contract starts net of contract cancellation; and approximately $210,000 of non-recurring revenue due to the Goodwill Games.

Gross profit increased by $2,376,322 to $9,716,418 or 16.9% of revenue for the fiscal year ended March 31, 1999, compared to $7,340,096 or 14.2% of revenue for the fiscal year ended March 31, 1998. The gross profit increase resulted from lower unemployment costs, lower self-insurance reserves for general liability claims and the increase in sales. The self-insurance reserve is based on actuarial computations and the timing of reported claims and, therefore, at this time, it is not known if the decrease will continue in future periods.

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

Service contract revenue decreased by $537,094 to $913,498 for the fiscal year ended March 31, 1999, compared to $1,450,592 for the fiscal year ended March 31, 1998. The decrease is primarily due to the termination of one service agreement with a client who filed Chapter 7 bankruptcy on August 28, 1997, the termination of three other service contracts and the renegotiation of a contract for a large "employer of record" service agreement client effective August, 1998, as a "non employer of record" contract at a lower service charge. Although there are prospective service agreement clients, the Company did not sign new service agreements in this fiscal year. The Company currently services four service agreement clients. No contracts are scheduled to expire during fiscal 2000, however, management expects that one contract with current annualized service fee revenue of $165,000 will terminate as a result of the potential sale of the business of this service agreement client.

General and administrative expenses increased by $628,952 to $8,377,678 in the fiscal year ended March 31, 1999, from $7,748,726 in the fiscal year ended March 31, 1998. The major areas of increase were administrative salaries ($470,000) and professional fees ($337,000); offset by a reduction in health insurance ($144,000) due to unusually high claims in fiscal year ended March 31, 1998. Office and administrative salaries increases are due to additional staffing in the Company's corporate and branch offices as a result of adding branches in Georgia, Florida and Pennsylvania, as well as general merit and cost of living increases. The increase in professional fees is primarily due to legal fees expended in connection with the derivative action disclosed in footnote 13 to the financial statements and "Legal Proceedings", above, as well as legal and compliance-related consulting fees incurred in connection with the Miami airport employee background verification matter also disclosed in footnote 13 to the financial statements.

Amortization of intangibles decreased by $371,202 to $1,280,687 for the fiscal year ended March 31, 1999 from $1,651,889 for the fiscal year ended March 31, 1998. This decrease is primarily due to the write-down in the fiscal year ended March 31, 1998, of intangible assets which was the result of management's re-evaluation of the business retained from certain prior acquisitions as well as some intangibles from prior acquisitions being fully amortized. Amortization charges are expected to continue at fiscal 1999 levels through March, 2000, with significant reductions thereafter as purchased customer lists become fully amortized.

The provisions for bad debts decreased by $1,083,235 to $367,916 for the fiscal year ended March 31, 1999, from $1,451,151 for the fiscal year ended March 31, 1998. The decrease is primarily due to the Chapter 7 bankruptcy filing of GFM Bayview, a service agreement client, in August, 1997. The provision for bad debts is management's estimate of accounts that may be uncollectible based on the results of its continuous monitoring of accounts outstanding in excess of 60 days. It is not known if bad debts will decrease in future periods nor is this decrease necessarily indicative of a trend.

Bad debt recoveries increased by $70,452 to $316,045 for the fiscal year ended March 31, 1999 from $245,593 for the fiscal year ended March 31, 1998. This increase is primarily due to a significant bad debt recovery from a former service agreement client in Texas.

The decrease in labor claims contingencies and settlements is primarily due to a labor claim settlement in fiscal 1998 which resulted from a default judgment against the Company in the amount of $314,377 by the Eastern District Court of New York in favor of a guard who alleged unjust termination. The claim was settled for $180,000. In addition, the Company has accrued $174,000 for loss contingencies in connection with certain labor claims in fiscal 1998. Some of these claims were settled for lower amounts in fiscal 1999. No similar claims were presented to the Company in fiscal 1999.

The Company recorded a loss on the value of intangible assets of $58,646 for the fiscal year ended March 31, 1999 compared to a loss on the value of intangible assets of $745,516 for the fiscal year ended March 31, 1998. These losses are due primarily to management's re-evaluation in March, 1999, of the business retained from certain prior acquisitions in New Jersey and in March, 1998, of business retained in Illinois and California.

Interest income decreased by $78,277 to $151,216 for the fiscal year ended March 31, 1999 compared to $229,493 for the fiscal year ended March 31, 1998 primarily due to the lower number of active service agreement clients and the Chapter 7 bankruptcy of a former service agreement client. Interest expense decreased by $77,005 to $992,218 for the fiscal year ended March 31, 1999 compared to $1,069,223 for the fiscal year ended March 31, 1998. This decrease is due primarily to reductions in long-term debt.

Loss on equipment dispositions primarily represents older vehicles sold or retired from service. Other income of $35,000 for the fiscal year ended March 31, 1998 represents a fee earned by the Company for its assistance in a financial transaction involving one of its service agreement clients.

Management expects the Company to incur modest losses at least through the fiscal year ending March 31, 2000 in part due to continuing amortization charges (see footnote 4 to the Company's Financial Statements) and legal fees incurred in connection with the shareholder's derivative suit and the Miami Airport matter. (See footnote 13 to the Company's Financial Statements). The Company's performance will be dependent on its ability to reduce corporate overhead costs, develop new higher margin product lines and to obtain profitability for under-performing branches through acquisitions and/or internal sales. The Company's Board of Directors has not agreed on a policy with respect to the Company's capacity for integrating acquisitions on a profitable basis. Management regularly evaluates the feasibility of selling existing branch offices, with emphasis on those four of the Company's nineteen offices which are generating losses prior to the allocation of corporate overhead.

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

Service contract revenue decreased by $20,721 to $1,450,592 for the fiscal year ended March 31, 1998 compared to $1,471,313 for the fiscal year ended March 31, 1997. The decrease is primarily due to the termination of one service agreement with a client who filed Chapter 7 bankruptcy on August
28, 1997 as well as the terminations of three other service contracts, and offset by an increase of $194,000 generated by one employer of record service contract. Currently over seventy percent of service fee revenue is generated from one contract which is currently being renegotiated and is expected to result in less revenue as the result thereof. The Company did not sign new service agreements during the fiscal year ended March 31, 1998.

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

A labor claim settlement resulted from a default judgment against the Company in the amount of $314,377 by the Eastern District Court of New York in favor of a guard who alleged unjust termination. The claim was settled for $180,000. In addition, the Company has accrued $174,000 for loss contingencies in connection with certain labor claims.

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

This agreement was amended as of January 30, 1997 to provide for an initial two year renewal to February 23, 1999 and automatic two year renewal terms thereafter as well as other changes in terms and conditions. Under this agreement, borrowings may be made in an amount up to 85% (previously 82.5%) of eligible accounts receivable, but in no event more than $10,000,000. The amendment also provides for a term loan in the amount of $500,000 to be repaid in equal monthly installments over five years. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% (previously 2% on the revolving loan) in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets. As of March 31, 1999, the Company was not in compliance with several of the non-financial covenants contained in the loan agreement as a result of the shareholder derivative action described below. Subsequent to year-end, the Company obtained a waiver from CIT for these violations.

At March 31, 1999, the Company had borrowed $6,943,883 representing virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan agreement. Generally the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

Long term debt (including current maturities) was reduced by $765,592 to $917,826 at March 31, 1999 from $1,683,418 at March 31, 1998. $375,000 of this reduction represents the final payments to Deltec Development Corporation (Deltec), an original $1.5 million loan, the proceeds of which were used primarily to acquire the assets of United Security Group Inc.

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

The Private Placement Memorandum issued by the Company in connection with both the 1993 and 1995 Private Placements and the interim financial reports for the first three quarters in the fiscal year ended March 31, 1994 and 1995, filed by the Company contained financial information which has since been restated. A legal action has been filed against the Company and is described in greater detail below. It includes claims based on the restatements. It is possible that other purchasers of Units pursuant to the 1993 offering and the purchasers of shares in connection with the offerings that were consummated in February, 1995 may make further claims against the Company, alleging as the basis, among other possible claims, the above mentioned restatements.

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

The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 1999, the Company has expended approximately $204,000 in legal fees ($84,000 during the year ended March 31, 1999) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued $92,000 for contingent legal fees incurred by one of the defendants, where Management has determined that indemnification by the Company is probable. On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn
H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. At a duly convened meeting of the board of directors on June 22, 1998, the board voted unanimously to elect Mr. Snitow as an acting director and to appoint him acting president and chief executive officer pending the outcome of the appeal. On January 12, 1999, the Appellate Division dismissed the appeal and modified the lower court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. The Company is unable to reasonably estimate the potential continued impact on the Company's financial condition and results of operations from this lawsuit. The parties are currently in agreement that future proceedings will be held in abeyance while management is exploring the possible sale of the Company.

In August of 1998, the Company was informed that the United States Attorneys' Office for the Southern District of Florida was conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguards Division. The investigation concerns the accuracy and completeness of forms submitted in connection with Miami airport employee background verifications. The Company is cooperating with the investigation and is taking steps to ensure future compliance in all areas covered by the investigation. The Company has also instructed its local counsel to represent the Company in negotiations with the United States Attorneys' Office and is exploring various options regarding a resolution to this matter. As of March 31, 1999, the Company has accrued $100,000 for loss contingencies in connection with this matter.

The Company has been able to eliminate its cash overdraft (defined as checks drawn in advance of future deposits) as of March 31, 1999, and has positive working capital of $200,236 compared to negative working capital of $1,122,869 as of March 31, 1998. The cash overdraft and deficit in working capital at March 31, 1998 were due primarily to the bankruptcy of a former service agreement client, reductions in long-term debt and to finance operating losses. The Company anticipates continued improvements in working capital with improved operating results and reductions in long-term debt service requirements. Although the cash overdraft has been eliminated as of March 31, 1999, the Company still experiences periodic overdrafts due to the timing of billings, collections and payroll dates.

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein.

In the past, many computer software programs were written using two digits rather than four digits to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation is generally referred to as the "Year 2000 Issue." If such a situation occurs, computer-based information systems will be faced with problems potentially affecting hardware, software, networks and customer and vendor inter-dependencies. The effects of Year 2000 Issue may be experienced before, on or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could effect a Company's ability to conduct normal business operations. The only Y2K problems that we have encountered were in the General Ledger programs, which reside only on the Company's headquarters mainframe system. This problem was corrected and tested prior to April 15, 1999. We have not encountered any other problems with regard to Year 2000 issues since the fixes were implemented.

Most of the Company's desktop PC's are less than three years old and will not have a Y2K compatibility issue at all. There are minimal desktop PC's that are older than three years, which may have a problem with sorting or searching for documents that are stored on the hard drive. This potential problem will not warrant purchasing replacement PC's.

As of April 15, 1999, the Company has completed the Year 2000 system evaluation, testing and implementation and found that we are fully Year 2000 compliant.

The Company is in the process of determining its contingency plans which will include identification of its most reasonably likely worst-case scenarios. Once the Company receives replies to its third party inquiries, it will be in a better position to evaluate the impact of reasonably likely worst-case scenarios. Based on currently available information, given reasonably likely worse-case scenarios, the Company's Year 2000 Issues and any potential interruptions, costs, damages or losses related thereto, are not expected to be material. The Company believes that its compliance efforts have and will reduce the impact of such issues on the Company.

The Company has expended $27,900 through March 31, 1999, in connection with outside consultants for services related to Year 2000 Issues. All such expenditures have been charged to the Company's financial statement as an expense. In the event the Company has any unanticipated equipment purchases to replace non-compliant systems, these expenditures will be capitalized. Any costs associated with replacement equipment are not expected to be material. The Company has not tracked internal labor costs because the Company believes these costs to be immaterial. The balance of internal labor costs associated with Year 2000 compliance is also expected to be immaterial but there can be no assurance that unanticipated costs will not be incurred.

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

2. The Company's ability to realize its projections will be largely dependent upon its ability to maintain margins, which in turn will be determined in large part by management's control over costs. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as significant inflation, labor unrest, increased payroll and related costs and Year 2000 failures by third party vendors.

3. Although management currently has no reasonable basis of information upon which to conclude that any significant service company client or security guard customers will default in payment for the services rendered by the Company, any such default by a significant client due to bankruptcy or otherwise, would have a material adverse impact on the Company's liquidity, results of operations and financial condition.

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

None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     On or about December 4, 1997, an outside shareholder and four of the

Company's directors commenced an action against the other four directors, the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. Please refer to Item 3, Legal Proceedings, above, for a more complete description of this action. The Company's by-laws provide for a two-class Board of Directors. The first class consists of directors Steven B. Sands, Peter T. Kikis, Lloyd H. Saunders, III and Thomas P. Kikis. The second class consists of Franklyn H. Snitow, William
C. Vassell, Gordon Robinett, Peter J. Nekos and Gregory J. Miller. The terms of the directors in the first class will expire at the annual meeting of shareholders in 2000 or until their successors have been elected and qualified. The terms of the directors in the second class will expire at the annual meeting of shareholders in 1999 or until their successors are elected and qualified. Although Mr. Snitow's term is controlled by the Company's Bylaws, the directors have agreed that in conformance with the Appellate Division's modification of the lower Court's order, Mr. Snitow will continue in office and be renominated through the duration of the lawsuit referred to above. He will also continue in office as Acting President and Chief Executive Officer. Each director's term, with the exception of Mr. Snitow, is for two years. A classified board makes it more difficult for shareholders to change the majority of directors. Depending on the number of people in each class it could take two (2) annual meetings to replace a majority of the Board. This provision is applicable to every election of directors after the initial classification.

     Each member of the Board, with the exception of Mr. Snitow, has entered into a Shareholder Voting Agreement dated March 8, 1995, which was finally revised on March 24, 1995, and thereafter amended on June 2, 1995 and on September 22, 1997. It provides that each person then on the Board and a party to the agreement will (i) vote all shares beneficially owned by him (his "Shares") for the election to directorships of each of the other members of the Board, (ii) refrain from voting any of his Shares for any action that would result in the increase or decrease of the number of positions on the Board or for the removal, without cause, of any member of the Board, and
(iii) in the event of death, resignation or removal of any director, vote all of his Shares in favor of the election of the person designated as replacement in accordance with the Shareholders Voting Agreement. The validity of this Shareholder Voting Agreement is being litigated as part of the lawsuit discussed in Item 3, Legal Proceedings.

      The provisions of the Agreement will make it more difficult for Shareholders to replace the current directors. The Agreement provides that it will remain in effect so long as the parties thereto continue to hold Shares.

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

      The following table provides information concerning each person who was an executive officer or director of the Company as of March 31, 1999.

Name                         Age      Title
----                         ---      -----
Franklyn H. Snitow           52       Acting President, CEO and Director

William C. Vassell           41       Chairman of the Board

Gordon Robinett              63       Vice Chairman of the Board

Gregory J. Miller            39       Director

Peter J. Nekos               71       Director

Peter T. Kikis               76       Director

Steven B. Sands              40       Director

Lloyd H. Saunders, III       45       Director

Thomas P. Kikis              38       Director

Eugene U. McDonald           49       Sr. Vice President--Operations

Debra M. Miller              44       Secretary

     Franklyn H. Snitow was elected Acting President, Chief Executive Officer and Director by the Board at a meeting conducted on June 22, 1998. As disclosed under Item 3, Legal Proceedings, above, Mr. Snitow's election was the result of a stipulation entered into by the other eight members of the Board of Directors pursuant to the derivative action commenced on or about December 4, 1997. On January 12, 1999, the Appellate Division modified the lower Court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. From 1993 through 1998, Mr. Snitow was a partner in the law firm of Snitow & Pauley. On July 1, 1998 he became a partner in the law firm of Snitow & Cunningham, LLP. Mr. Snitow is being compensated at the rate of $300 per hour for services rendered to the Company. He is reimbursed for any expenses incurred in connection with the rendering of such services and is authorized to engage the services of others at the expense of Command to assist in performance of his duties and responsibilities. Mr. Snitow will be indemnified by the Company pursuant to an Indemnification Agreement to the extend permitted in accordance with New York law, the Company's Certificate of Incorporation and its Bylaws. Mr. Snitow has been a director of Tofutti Brands, Inc. since 1990. Mr. Snitow obtained a Bachelor of Arts Degree from American University in 1967 and a Juris Doctor Degree from New York Law School in 1970.

     William C. Vassell has been Chairman of the Board since 1983. Mr. Vassell had been Chairman of the Board, President and Chief Executive Officer of the Company since 1983, when the Company repurchased the remaining 50% of its then-outstanding common stock (he became a 50% owner of the Company in 1980). In connection with the acquisition of United, Mr. Vassell resigned as President and Chief Executive Officer on February 24, 1995, and retained his position as Chairman of the Board. He has been a director of the Company since 1980, and has been a member of the Executive Committee since March 1995. Mr. Vassell is active in various industry and trade associations. He was twice Chairman of the Mid-Hudson Chapter of the American Society for Industrial Security (the nationally recognized security association), and he is a Certified Protection Professional within the Society. He is also a director of the Associated Licensed Detectives of New York State and a member of the Committee of National Security Companies.

     Gordon Robinett was appointed Vice Chairman of the Board of Directors on February 24, 1995. He served as Treasurer of the Company from May, 1990 until August 1, 1996 when Mr. Robinett and the Company agreed to mutually terminate his employment. In August, 1997, Mr. Robinett was engaged as Acting Treasurer until a replacement for the Company's former Chief Financial Officer, H. Richard Dickinson was approved by the Board. He has been a director since 1990. From May 1989 to April 1990, Mr. Robinett was a consultant to Uniforce Temporary Personnel, Inc., a publicly held national temporary personnel agency and managed his personal investments. From 1968 to April 1989, he was employed by Uniforce, initially as Controller and thereafter as Vice President of Finance, Secretary and Treasurer, and he continues to serve as a member of its Board of Directors. Mr. Robinett also is currently a director of Comforce Corporation.

     Peter T. Kikis became a director of the Company on February 24, 1995 in connection with the acquisition of United. He has also served as Chairman of the Company's Executive Committee of the Board of Directors since March, 1995. He is a director of Deltec International S.A., the parent of Deltec Development Corporation, the former subordinated debt lender to the Company. Since 1950, Mr. Kikis has been the President and a principal in Spencer Management Company, a real estate development and management company in New York, New York. From 1972 to 1992, Mr. Kikis was Chairman of the Board of Directors and a principal of McRoberts Protective Agency, a New York based provider of security guard services. Mr. Kikis is the father of Thomas P. Kikis who is also a director of the Company.

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

     Peter J. Nekos has been a director of the Company since March 1991. Mr. Nekos is a certified public accountant. From July 1984 to June 1986 he was a partner of Nekos & Kilduff, an accounting firm located in New Rochelle, New York. He operated his own accounting firm in Mamaroneck, New York from July 1986 until September 1996. At present he operates in Valhalla, New York.

     Steven B. Sands was appointed to the Board on March 30, 1994, in accordance with the provisions of an agreement with Sands Brothers executed in connection with the Company's 1993 Private Placement. Mr. Sands is Chairman of the Board of Sands Brothers & Co., Ltd., a Delaware corporation registered as a broker-dealer. Mr. Sands also has interests in certain entities which own the Company's stock. Mr. Sands is also currently on the board of directors of the following publicly-traded companies: The Village Green Bookstore, Inc.; and Semi-Conductor Packaging Materials, Inc.

     Lloyd H. Saunders, III, became a director of the Company on February 24, 1995, in connection with the acquisition of United. He is a managing director at Sands Brothers and has been so since 1991. From 1989 to 1990, he was a private investor and from 1986 to 1988 he was the Director of Corporate Finance for Whale Securities, New York, New York.

     Thomas P. Kikis became a Director of the Company on September 22, 1997 in accordance with the terms of the Shareholders Voting Agreement entered into by the Directors of the Company as of March 8, 1995. For the last six years, Mr. Kikis' principal occupation has been president of Kikis Asset Management located in New York, New York. In September, 1998, he formed Arcadia Securities, LLC, a New York registered broker-dealer. Mr. Kikis is the son of Mr. Peter T. Kikis who is also a director of the Company.

     Eugene U. McDonald has more than 26 years experience in the security business. He joined the Company in October of 1992 as Vice President of Corporate Services, and in 1995, he took over the position of Senior Vice President-Operations. Mr. McDonald has held senior management positions with Globe Security (1973-1990) and Burns International Security Services. (1990-1992). He has extensive direct personal experience with the handling of specialized security personnel for cleared facilities as evidenced by his duties as Group Vice President of Energy Services for Globe Security. He is active in the American Nuclear Society, Institute of Nuclear Materials Management, American Society for Industrial Security and the Connecticut Police Chiefs Association.

     Debra Miller has been employed by the Company since September 1983, initially as Office Manager and, since March 1986, as Corporate Secretary.

     Based solely on a review of Forms 3, 4 and 5 and any amendments thereto, and written representations to the Company with respect to the fiscal year ended March 31, 1999, the Company is not aware of any person who, at any time during the fiscal year ended March 31, 1999, was a director, officer or beneficial owner of more than ten percent (10%) of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 1999, except that: Messrs. Sands and Saunders have not filed a Form 5 for the fiscal year ended March 31, 1999.

                         ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth for the fiscal year ended March 31, 1999, all plan and non-plan compensation paid to, earned by, or awarded to William
C. Vassell, Chairman of the Board, Gordon Robinett, Vice Chairman of the Board and Former Treasurer, Eugene U. McDonald, Senior Vice President -- Operations, and Martin Blake, Senior Vice-President -- Aviation. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for the fiscal year ended March 31, 1999, and, therefore, compensation for such other executive officers is not disclosed.


                   SUMMARY COMPENSATION TABLE

              FOR THE FISCAL YEAR ENDED March 31, 1999


                                                  Annual Compensation                           Long-Term Compensation

                                                                  Other Annual                Shares Underlying
Name and Principal            Fiscal Year Ended                   Salary                      Warrants          Shares Underlying
Position                      March 31           Annual Salary    Compensation     Bonus      Granted           Repriced Warrants
--------                      --------           -------------    -----------      -----      -------           -----------------
William C. Vassell<F1>
Chairman of the Board
                              1997               $150,000         <F2>             0          0                 0
                              1998               $174,579         <F2>             0          0                 0
                              1999               $175,000         <F2>             0          0                 0

Gordon Robinett
Vice Chairman
of the Board and Former
Treasurer                     1997               $ 37,692         <F2>             0          0                 0
                              1998               $ 36,923         $52,500<F2><F4>  0          0                 227,500<F3>
                              1999               $ 60,000         $37,500<F2><F4>  0          0                 0

Eugene U. McDonald
Senior Vice President -
Operations                    1997               $105,270         <F2>             $10,000    0                 0
                              1998               $125,794         <F2>             $ 6,620    0                 0
                              1999               $112,116         <F2>             $38,016    0                 0

Martin Blake
Senior Vice President-
- Aviation                    1997               $100,000         <F2>             $22,500    0                 0
                              1998               $100,000         <F2>             $15,000    0                 0
                              1999               $114,539         <F2>             $64,384    0                 0



<F1> As of May 31, 1999, Mr. Vassell held a total of 981,000 shares of the Company's common stock.

<F2> All perquisites and other personal benefits, securities or property do not exceed 10% of the total annual salary and bonus of the executive officer.

<F3> Includes repricing of the: 107,500 shares issued on January 19, 1991, with exercise price at market value of $5.00, reduced to market value of $3.25 as of August 16, 1993 and reduced on July 15, 1996 to $2.50; 60,000 shares issued on April 8, 1991, with exercise price at market value of $3.375, reduced to market value of $3.25 as of August 16, 1993 and reduced on July 5, 1996 to $2.50; and 60,000 shares issued on May 15, 1992, with exercise price at market value of $3.88, reduced to market value of $3.25 as of August 16, 1993 and reduced on July 15, 1996 to $2.50.

<F4> Mr. Robinett received $37,500 under his termination agreement.


Stock Options/Warrants

      The Company did not grant any stock options or warrants during the fiscal year ending March 31, 1999 to the Company's chief executive officer or to any of the Company's executive officers whose total annual salary and bonus exceeded $100,000. There were no tandem or free standing stock appreciation rights granted to any person during the fiscal year ending March 31, 1999.

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

     On February 24, 1995 in connection with the acquisition of United, the Company entered into a subordinated loan agreement with Deltec Development Corporation, a subsidiary of Deltec International S.A. Peter T. Kikis, a director of the Company, is a director of Deltec International S.A. The original principal balance of the loan was $1,500,000 payable over four years at 14% interest. This loan has been satisfied. The $1.5 million of subordinated secured indebtedness was repaid in full on or about March 1, 1999.

     Steven B. Sands is Chairman of Sands Brothers & Co., Ltd. ("Sands Brothers") a broker-dealer and investment banking firm with which the Company has entered into numerous agreements. Sands Brothers was engaged as private placement agent in connection with the Company's 1993 and 1995 private placements.

Employment Agreements and Warrants and Termination of Employment and Change of Control Agreements.

     The Company has entered into an engagement letter and an indemnification agreement with Mr. Snitow. In accordance with the engagement letter, Mr. Snitow shall be compensated at the rate of $300.00 per hour, plus reimburseable expenses, based on his hourly billing to the Company. The indemnification agreement between the Company and Mr. Snitow provides for the maximum indemnification permitted under New York law, and the Company's Certificate of Incorporation and By-Laws. The inclusion of the foregoing information is intended to comply with Section 725(d) of the New York Business Corporation Law.

     The Company has entered into employment agreements with Messrs. Vassell and Robinett. These agreements were amended in April of 1991 and were amended and restated in June of 1991. In September 1992, the terms of these agreements were extended for two years to July 19, 1996, and were further amended as of February 24, 1995, to extend the terms to July 19, 2000. Mr. Robinett's employment agreement terminated on July 19, 1996. Following the resignation in August of 1997 of H. Richard Dickinson, the Company's former Chief Financial Officer and Executive Vice President, Mr. Robinett was engaged on a per diem proration of his prior employment agreement to temporarily perform the functions of Mr. Dickinson until a replacement was approved by the Board. Mr. Robinett works an average of three days per week and is compensated therefor at the rate of $385 per day. See Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     Pursuant to his employment agreement, as amended as of February 24, 1995, Mr. Vassell serves as Chairman of the Board of the Company and received an annual salary of $175,000 in fiscal years ended March 31, 1998 and March 31, 1999. The Board has determined that as of April 1, 1999, Mr. Vassell's salary shall be $150,000 annually. Mr. Vassell is also entitled to an annual bonus equal to 5% of the Company's pre-tax profit for each fiscal year exclusive of (a) capital gains and losses; (b) the annual bonus; and (c) federal state and local income and franchise taxes for that year ("Pre-Tax Operating Profit") from $.5 million to $1.0 million, and 2% of all Pre-Tax Operating Profit in excess of $1.0 million. Mr. Vassell is provided with the use of a Company-owned automobile and reimbursement for automobile insurance and operating expenses. Also pursuant to the employment agreement, Mr. Vassell was awarded a warrant to purchase 175,000 shares of Common Stock at a price of $3.375 per share, exercisable on or after March 31, 1992. The warrant expired in April, 1998. In addition, Mr. Vassell received a warrant to purchase 125,000 shares of Common Stock at a price of $3.25 per share, exercisable on or after May 15, 1992. This warrant expired in May, 1999.

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

     In May, 1992 in recognition of sales and profit achievements for fiscal year 1992, the Board of Directors issued to Mr. Vassell a five-year warrant to purchase 125,000 shares at an exercise price of $3.88 per share and issued to Mr. Robinett a five-year warrant to purchase 60,000 shares at an exercise price of $3.88 per share. Also in May 1992, as an incentive for outside directors, the Board of Directors issued to Peter J. Nekos a five-year warrant to purchase 10,000 shares at an exercise price of $3.88 per share. The exercise price of the foregoing warrants was the market value on the date of grant. Mr. Vassell's five-year warrant to purchase 125,000 shares expired in May, 1999. Mr. Nekos' five-year warrant to purchase 10,000 shares expired in May, 1999.

     In recognition of certain voluntary salary reductions by Messrs. Vassell and Robinett during 1993, and the contributions of Mr. Nekos, the Board of Directors authorized the extension of Mr. Robinett's option and all of Messrs. Vassell's, Robinett's and Nekos' outstanding warrants by two years and the adjustment of the exercise prices under all of their warrants and options to $3.25, the fair market value of the Company's stock as of August 16, 1993 (the date of the extension).

     In September of 1992, the Company entered into a Compensation Continuation Agreement with Mr. Vassell in consideration of his agreement to extend the term of his employment for two years. This Agreement provides that, if, within specified periods of a Change of Control of the Company (as defined in the Agreement) Mr. Vassell's employment is terminated by the Company without Cause (as defined in said Agreement), or if Mr. Vassell terminates his employment for Good Reason (as defined in the Agreement), Mr. Vassell will be paid 2.99 times the greater of his annual compensation as in effect on the date of the Agreement or the highest annual compensation for any of the three years preceding the termination. All awards previously granted under any performance incentive plan, the actual payment of which may be deferred, will be vested as a result of the Change of Control and all options and warrants held by Mr. Vassell will become immediately exercisable. Currently, the aggregate amount payable to Mr. Vassell upon his termination in the event of a change in control would be 2.99 times his total compensation of approximately $175,000 for the fiscal year ended March 31, 1999, or approximately $525,000.

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

     On April 30, 1997, the Board voted to pay Mr. Peter Kikis $2,500 per month starting as of April 1, 1996 in recognition of his successfully negotiating certain matters on the Company's behalf and for his continuing contributions to the Company, particularly in his capacity as chairman of the Executive Committee of the Board of Directors.

     During the fiscal year 1999, Mr. Miller performed miscellaneous legal services on behalf of the Company and was compensated therefor in an amount approximating $2,400.

     In May 1992, as an incentive for outside directors, the Board of Directors issued to Peter J. Nekos a five-year warrant to purchase 10,000 shares at an initial exercise price of $3.88 per share, the market value on the date of grant. In recognition of Mr. Nekos' contributions to the Company, in August 1993 the Board of Directors authorized the extension of Mr. Nekos' outstanding warrants by two years and reduced the purchase price to $3.25 per share, the fair market value on the date of the extension. These warrants expired in May, 1999. In October 1996 the Board of Directors granted Messrs. Nekos and Miller five-year warrants for 10,000 shares with a purchase price of $1.875 per share, the fair market value at the time of issuance. On that same date the Board granted to Mr. Peter Kikis a warrant for 150,000 shares, also with a purchase price of $1.875 per share, the fair market value at the time of issuance.

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

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the number and percentage of common stock (being the Company's only voting securities) beneficially owned by (i) each person who owns of record (or is known by the Company to own beneficially) 5% or more of the Company's common stock or as to which he has the right to acquire within 60 days of May 31, 1999, (ii) each director and executive officer and (iii) all of said beneficial owners, officers and directors as a group, as of May 31, 1999. The address for each director and executive officer is the Company's principal office at Lexington Park, Route 55, Lagrangeville, New York 12540.

     Other than as set forth in the following table or pursuant to the Shareholders Voting Agreement, the Company is not aware of any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who owns more than 5% of the common stock of the Company.

                          Amount and
                          Nature of
                          Beneficial
Name                      Ownership<F1>      Percent of Class<F11>
----                      -------------      ---------------------

William C. Vassell        981,000            12.3%

Steven B. Sands/          949,912<F2>        11.9%
Sands Brothers &
Co., Ltd.


101 Park Avenue
New York, NY

Franklyn H. Snitow        0                  <F11>

Gordon Robinett           262,500<F3>        3.3%

Peter T. Kikis            371,332<F4>        4.6%

Peter Nekos               12,500<F5>         <F11>

Debra Miller              17,600<F6>         <F11>

Lloyd H. Saunders, III    500                <F11>

Gregory J. Miller         10,000<F7>         <F11>

Thomas P. Kikis           640,795<F8>        8.0%

Eugene U. McDonald        16,250<F9>         <F11>

All Officers and          2,891,057          36.2%
Directors as a Group      <F2><F3><F4>
(11 Persons)              <F5><F6><F7>
                          <F8><F9>


<F1>  The Company has been advised that all individuals listed above, except
      Steven B. Sands (see Note (2), below) and Peter T. Kikis (see Note (4), and
      (8) below) have the sole power to vote and dispose of the number of shares set forth opposite their names.

<F2>  Includes 924,412 shares (824,412 shares of which are issuable upon conversion of shares of the Company's Series A Preferred Stock) owned by Katie and Adam Bridge Partners, L.P. Mr. Sands may be deemed to control the corporate general partner of this entity. Also includes 25,000 shares owned by Owl-Partners, L.P. Mr. Sands may be deemed to control the corporate general partner of this entity. Does not include 192,550 shares owned by partnerships in which an affiliate of Sands Brothers & Co., Ltd., other than Mr. Sands, may be deemed to be the beneficial owner. Mr. Sands is the Co-Chairman and Chief Executive Officer of Sands Brothers & Co., Ltd. On March 30, 1994, Mr. Sands was elected to the Company's Board. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The above information was provided to the Company by Mr. Sands.

<F3>  Includes 107,500 shares underlying presently exercisable non-qualified stock options and 120,000 shares underlying warrants that are currently exercisable.

<F4>  Includes 150,000 shares underlying warrants currently exercisable,
      108,832 shares issuable upon conversion of Series A Preferred Stock.

<F5>  Includes 10,000 shares underlying options currently exercisable.



<F6>  Includes 17,500 shares underlying options currently exercisable.

<F7>  Includes 10,000 shares underlying warrants currently exercisable.

<F8>  A schedule 13D filed by Thomas P. Kikis, President of Kikis Asset
      Management Corporation (KAMC), filed with the Commission on or about March
      12, 1998, indicates that these shares are beneficially owned by KAMC on behalf of its clients: Peter T. Kikis, 285,306 shares; and Thomas P. Kikis,
      136,653 shares. Of the 285,306 shares owned beneficially by Peter T. Kikis,
      162,000 are issuable on exercise of currently exercisable warrants held by him and 93,306 are issuable on conversion of shares of Series A Preferred
      Stock held by him which are currently convertible. Of the 136,653 shares owned beneficially by Thomas P. Kikis, 46,653 are issuable on conversion of shares of the Series A Preferred Stock held by him which are currently convertible. KAMC, as investment advisor to its advisory clients, has sole voting power and dispositive power over all 677,559 shares. Such power is exercised by Thomas P. Kikis. Notwithstanding the above disclosures, as a result of certain transactions and preferred stock dividends, the Company believes that the shares beneficially owned by KAMC on behalf of its clients are as follows: Peter T. Kikis, 371,332 shares; and Thomas P. Kikis, 199,463 shares. Of the 371,332 shares owned beneficially by Peter T. Kikis, 150,000 are issuable on exercise of currently exercisable warrants held by him and
      108,832 are issuable on conversion of shares of Series A Preferred Stock held by him which are currently convertible. Of the 199,463 shares owned beneficially by Thomas P. Kikis, 54,416 are issuable on conversion of shares of the Series A Preferred Stock held by him which are currently convertible.
      KAMC, as investment advisor to its advisory clients, has sole voting power and dispositive power over all 570,795 shares. Thomas P. Kikis is a principal of Acadia Securities, LLC which beneficially owns 70,000 shares on behalf of its clients.

<F9>  Includes 15,000 shares underlying options currently exercisable.

<F10> Percent of class for each shareholder is calculated as if all options and warrants included in the table for such shareholder are outstanding. The number of outstanding shares of common stock is 6,658,143. The percent of class for all executive officers and directors as a group is calculated as if all options and warrants held by any shareholders included in the group are outstanding. The denominator for the group calculation is 7,993,803.

<F11> Less than 1 percent.


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

     Peter T. Kikis became a director of the Company on February 24, 1995, in connection with the acquisition of United. Mr. Kikis is a director of Deltec International, S.A., of which Deltec Development Corporation ("Deltec"), the former lender of the Company's $1.5 million subordinated secured indebtedness obtained in connection with the United acquisition, is an indirect, wholly-owned subsidiary. The terms of the loan agreement provide for interest at the rate of 14% per annum and 16 equal quarterly payments of principal. The $1.5 million of subordinated secured indebtedness was repaid in full on or about March 1, 1999.

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

     Gordon Robinett, a member of the Company's Board of Directors and former Treasurer, entered into a Covenant Not to Compete with the Company on July 23, 1996 in connection with his termination of employment with the Company. Under that agreement, the Company is to make periodic payments to Mr. Robinett over four years totalling $180,000, the exercise price of Mr. Robinett's options and warrants was reduced to $2.50, and an expiration date was fixed at July 19, 2000. In return, Mr. Robinett is prohibited from directly or indirectly competing with the Company until July 19, 2000. In August of 1997, Mr. Robinett was engaged by the Company on a per diem proration of his prior employment agreement to temporarily perform the functions of Mr. Dickinson until a replacement was approved by the Board. Mr. Robinett works an average of three days per week and is compensated therefor at the rate of $385 per day.

                                    PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                        SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) Financial statements filed as part of this report:

                                                                  Page
                                                                  ----

   Report of Independent Accountants                              F-1

   Balance Sheets - March 31, 1999 and 1998                       F-2

   Statements of Operations - Years Ended                         F-3
     March 31, 1999, 1998, and 1997

   Statements of Changes in Stockholders'                         F-4
     Equity - Years Ended March 31, 1999, 1998, and 1997

   Statements of Cash Flows - Years Ended                         F-5 - F-7
     March 31, 1999, 1998, and 1997

   Notes to Financial Statements                                  F-8 - F-22

   (2) Financial statement schedule filed as part of this report:

   Valuation and qualifying accounts - years ended                F-23
     March 31, 1999, 1998, 1997****

      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3.1    Amended & Restated Articles     Incorporated by reference to Exhibit
       of Incorporation                3.3 of the form 10-K for the fiscal year
                                       ending March 31, 1993 (the "1993 10-K")

3.2    By-Laws                         Incorporated by reference to Exhibit
                                       3.3 of the Form 10-K for the
                                       fiscal year ended March 31, 1991 (the
                                       "1991 10-K")

3.3    Amendments to By-Laws           Incorporated by reference to Exhibit 3.3
                                       of the Form 10-K/A for the fiscal year
                                       ended March 31, 1994 (the "1994 10-K/A")

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

4.3    Reclassified as Exhibit
       10.38

4.4    Reclassified as Exhibit
       10.39

4.5    Reclassified as Exhibit
       10.40

4.6    Warrant (50,000) to the CIT     Incorporated by reference to Exhibit 4.2
       Group/Credit Finance            of the Form 8-K filed on March 13, 1996.

4.7    Specimen Series A Preferred     Incorporated by reference to Exhibit 4.2
       Stock Certificate               of the Third Amendment to the S-1.

10.1   Form of Amendment to            Incorporated by reference to Exhibit
       Employment Agreement for        10.1 of the 10-K for the fiscal year
       William C. Vassell dated        ended March 31, 1992 (the "1992 10-K")
       April 8, 1991

10.2   Amended and Restated            Incorporated by reference to Exhibit
       Employment Agreement for        10.3 of the 1992 10-K
       William C. Vassell dated
       June 18, 1991

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

10.31  Form of Warrant (250,000) to    Incorporated by reference to Exhibit
       Sands Brothers & Co., Ltd.      10.31 of the Third Amendment to the S-1

10.32  Warrant Reduction Agreement     Incorporated by reference to Exhibit
       (275,000) William C. Vassell    10.32 of the Third Amendment to the S-1

10.34  Loan and Security Agreement     Incorporated by reference to Exhibit
       with CIT Group/Credit Finance,  4.7 of the Third Amendment to the S-1
       Inc.

10.35  Term Loan Agreement with        Incorporated by reference to Exhibit
       Deltec Development Corp.        4.8 of the Third Amendment to the S-1

10.36  Promissory Note to William C.   Incorporated by reference to Exhibit
       Vassell ($85,000) dated August  10.36 of the form 10-K for the fiscal
       22, 1994                         year ending March 31, 1995 (the
                                       "1995 10-K")

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

27.00  Financial Data Schedule         E-1

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

99.12  Press Release dated             E-2
       June 29, 1999

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

       (iv) Report on Form 8-K dated November 13, 1996 Item 7(c) - Exhibits Press release dated October 23, 1996 Press release dated November 06, 1996

        (v) Report on Form 8-K dated November 19, 1996 Item 7(c) - Exhibit Press release dated November 13, 1996

       (vi) Report on Form 8-K dated February 14, 1997 Item 7(c) - Exhibits Press release dated February 07, 1997 Press release dated February 10, 1997

      (vii) Report on Form 8-K dated August 15, 1997 Item 7(c) - Exhibits Press release dated August 11, 1997

     (viii) Report on Form 8-K dated September 11, 1997 Item 7(c) - Exhibits Press release dated September 10, 1997

       (ix) Report on Form 8-K dated November 19, 1997 Item 7(c) - Exhibits Press release dated November 19, 1997

        (x) Report on Form 8-K dated December 18, 1997 Item 5

       (xi) Report on Form 8-K dated July 8, 1998 (item 7(c) - Exhibits Press release dated July 7, 1998.

      (xii) Report on Form 8-K dated July 29, 1998 Item 7(c) - Exhibits Press release dated July 17, 1998.

     (xiii) Report on Form 8-K dated September 15, 1998 Item 7(c) Press release dated August 17, 1998.

      (xiv) Report on Form 8-K dated December 1, 1998 Item 7(c) Press release dated November 30, 1998.

                                SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               COMMAND SECURITY CORPORATION

                                  By:/s/ Franklyn H. Snitow
                                  --------------------------------------------
                                  Franklyn H. Snitow
                                  Acting President and Chief Executive Officer

Date:  June 28, 1999

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


/s/ Franklyn H. Snitow        Acting Director, Acting           June 28, 1999
----------------------------- President and Chief Executive
Franklyn H. Snitow            Officer


/s/ William C. Vassell        Chairman of the                   June 28, 1999
----------------------------- Board and Director
William C. Vassell


/s/ Gordon Robinett           Vice Chairman of the              June 28, 1999
----------------------------- Board and Director
Gordon Robinett


/s/ Peter T. Kikis            Director                          June 28, 1999
-----------------------------
Peter T. Kikis


/s/ Peter J. Nekos            Director                          June 28, 1999
-----------------------------
Peter J. Nekos


/s/ Gregory J. Miller         Director                          June 28, 1999
-----------------------------
Gregory J. Miller

                              Director                          June __, 1999
-----------------------------
Steven B. Sands


                              Director                          June __, 1999
-----------------------------
Lloyd H. Saunders, III


/s/ Thomas P. Kikis           Director                          June 28, 1999
-----------------------------
Thomas P. Kikis


The Registrant has not sent an annual report or proxy material to its shareholders for 1999. The Registrant intends to send an annual report and proxy material to its shareholders subsequent to the date hereof in connection with its 1999 annual meeting to be conducted later this year.

                                   CONTENTS



                                                             Page No.

INDEPENDENT AUDITOR'S REPORT                                 F-1



FINANCIAL STATEMENTS

Balance sheets                                               F-2

Statements of operations                                     F-3

Statements of changes in stockholders' equity                F-4

Statements of cash flows                                     F-5 - F-7

Notes to financial statements                                F-8 - F-22



FINANCIAL STATEMENT SCHEDULE

Valuation and qualifying accounts                            F-23

Independent Auditor's Report
on the Financial Statements

To the Board of Directors
  and Stockholders of
Command Security Corporation

We have audited the financial statements and financial statement schedule of Command Security Corporation listed in item 14(a) of this Form 10-K as of March 31, 1999 and 1998, and for each of the three years in the period ended March 31, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ D'Arcangelo & Co., LLP













June 10, 1999
Poughkeepsie, New York


                                                                            F1


Command Security Corporation

Balance Sheets
March 31, 1999 and 1998


                                                                                                                      >
ASSETS                                                                                      1999                   1998
Current assets:
   Cash and cash equivalents                                                                $   122,470            $       -0-
   Accounts receivable from guard service customers, less allowance for
     doubtful accounts of $492,372 and $414,851, respectively                                 8,693,441              8,877,428
   Accounts receivable from service contract customers, less allowance for
     doubtful accounts of $208,953 and $301,496, respectively                                 2,767,439              2,628,838
   Prepaid expenses                                                                             396,227                493,870
   Notes receivable, current maturities, less allowance for doubtful
     accounts of $267,790 and $273,715, respectively                                                -0-                 12,272
   Other receivables, less allowance for doubtful accounts
     of $987,192 and $1,024,319, respectively                                                    53,381                 92,376
                                                                                            -----------            -----------
     Total current assets                                                                    12,032,958             12,104,784

Furniture and equipment at cost, net                                                          1,031,042              1,176,246

Intangible assets, net                                                                        1,606,511              2,714,550

Deferred income taxes                                                                               -0-                    -0-

Other assets                                                                                  1,517,469              1,701,679
                                                                                            -----------            -----------

     Total assets                                                                           $16,187,980            $17,697,259
                                                                                            ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Cash overdraft                                                                           $       -0-            $   449,895
   Current maturities of long-term debt                                                         492,677              1,224,423
   Current maturities of obligations under capital leases                                        69,428                 71,115
   Short-term borrowings                                                                      6,995,852              6,698,907
   Accounts payable and accrued expenses                                                      3,707,162              4,050,758
   Due to service companies                                                                     567,603                732,555
                                                                                            -----------            -----------
     Total current liabilities                                                               11,832,722             13,227,653

Self-insurance reserves                                                                         764,482                803,809

Long-term debt, net                                                                             425,149                458,995

Obligations under capital leases, net                                                            46,552                 72,328
                                                                                            -----------            -----------
                                                                                             13,068,905             14,562,785

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:

   Preferred stock, convertible Series A, $.0001 par value per share, authorized 1,000,000 shares, 12,325 and 11,412 shares,
     respectively,  issued and outstanding                                                    2,033,682              1,883,039
   Common stock, $.0001 par value per share, authorized 20,000,000
     shares, issued 6,658,143 and 8,013,543, respectively                                           666                    801
   Paid-in capital                                                                            9,277,997              9,431,505
   Deficit                                                                                   (8,193,270)            (8,177,871)
                                                                                            -----------            -----------
                                                                                              3,119,075              3,137,474
   Common stock in treasury, at cost, 1,355,400 shares in 1998                                      -0-                 (3,000)
                                                                                            -----------            -----------

                                                                                              3,119,075              3,134,474
                                                                                            -----------            -----------

     Total liabilities and stockholders' equity                                             $16,187,980            $17,697,259
                                                                                            ===========            ===========


See accompanying notes and auditor's report


                                                                            F2


Command Security Corporation

Statements of Operations
Years Ended March 31, 1999, 1998 and 1997


                                                                        1999                1998                1997

Revenue                                                                 $57,642,041         $51,796,882         $49,237,418
Cost of revenue                                                          47,925,623          44,456,786          40,793,840
                                                                        -----------         -----------         -----------

            Gross profit                                                  9,716,418           7,340,096           8,443,578

Service contract revenue                                                    913,498           1,450,592           1,471,313
                                                                        -----------         -----------         -----------
                                                                         10,629,916           8,790,688           9,914,891
                                                                        -----------         -----------         -----------
Operating expenses:

   General and administrative expenses                                    8,377,678           7,748,726           7,114,478
   Amortization of intangibles                                            1,280,687           1,651,889           1,773,599
   Provision for doubtful accounts and notes                                367,916           1,451,151             447,159
   Bad debt recoveries                                                     (316,045)           (245,593)            (90,011)
   Labor claims contingencies and settlements                               (16,400)            354,000                 -0-
   Insurance rebates                                                            -0-                 -0-            (598,139)
   Loss on value of intangible assets                                        58,646             745,516                 -0-
                                                                        -----------         -----------         -----------

                                                                          9,752,482          11,705,689           8,647,086
                                                                        -----------         -----------         -----------

            Operating income/(loss)                                         877,434          (2,915,001)          1,267,805
                                                                        -----------         -----------         -----------

Other income/(expense)

   Interest income                                                          151,216             229,493             179,599
   Interest expense                                                        (992,218)         (1,069,223)         (1,065,852)
   Loss on equipment dispositions                                           (51,831)            (34,324)            (71,882)
   Other income                                                                 -0-              35,000                 -0-
                                                                        -----------         -----------         -----------

                                                                           (892,833)           (839,054)           (958,135)
                                                                        -----------         -----------         -----------

            Income/(loss) before
              income tax (expense)/benefit                                  (15,399)         (3,754,055)            309,670

Income tax (expense)/benefit                                                    -0-            (259,835)            140,360
                                                                        -----------         -----------         -----------

            Net income/(loss)                                               (15,399)         (4,013,890)            450,030

Preferred stock dividends                                                  (150,643)           (139,484)           (129,030)
                                                                        -----------         -----------         -----------

Net income/(loss)
  applicable to common stockholders                                     $  (166,042)        $(4,153,374)        $   321,000
                                                                        ===========         ===========         ===========

Income/(loss) per share of common stock                                 $      (.02)        $      (.62)        $       .05
                                                                        ===========         ===========         ===========

Weighted average number of common and
  common equivalent shares outstanding                                    6,658,143           6,689,352           6,955,548
                                                                        ===========         ===========         ===========


See accompanying notes and auditor's report


                                                                            F3


Command Security Corporation

Statements of Changes in Stockholders' Equity
Years Ended March 31, 1999, 1998 and 1997


                                                                                     Retained
                                    Preferred           Common      Paid-In          Earnings             Stock In
                                    Stock               Stock       Capital          (Deficit)            Treasury     Total

Balance at April 1, 1996            $      -0-          $ 812       $9,805,425       $(4,614,011)         $(3,000)     $5,189,226

Exercise of
  common stock put                                                    (218,765)                                          (218,765)

Common stock issued                                        21          439,198                                            439,219

Issuance/(return) of
   escrowed common stock
     o Note collateral                                     24              (24)                                               -0-
     o Accrued fees                                       (15)              15                                                -0-

Common stock warrants
  subscribed                                                               500                                                500

Preferred stock dividends                                             (129,030)                                          (129,030)

Net income                                                                               450,030                          450,030
                                    ----------          -----       ----------       -----------          -------      ----------

Balance at March 31, 1997                  -0-            842        9,897,319        (4,163,981)          (3,000)      5,731,180

Common stock issued                                         5           54,008                                             54,013

Return of escrowed
  common stock
    o Note collateral                                     (35)              35                                                -0-
    o Retention adjustment                                (11)        (294,394)                                          (294,405)

Cash paid in lieu of
  compensatory stock warrants                                          (85,979)                                           (85,979)

Transfer of
  preferred stock                    1,813,297                                                                          1,813,297

Preferred stock dividends               69,742                        (139,484)                                           (69,742)

Net loss                                                                              (4,013,890)                      (4,013,890)
                                    ----------          -----       ----------       -----------          -------      ----------

Balance at March 31, 1998            1,883,039            801        9,431,505        (8,177,871)          (3,000)      3,134,474

Retirement of common
  stock in treasury                                      (135)          (2,865)                             3,000             -0-

Preferred stock dividends              150,643                        (150,643)                                               -0-

Net loss                                                                                 (15,399)                         (15,399)
                                    ----------          -----       ----------       -----------          -------      ----------

Balance at March 31, 1999           $2,033,682          $ 666       $9,277,997       $(8,193,270)         $   -0-      $3,119,075
                                    ==========          =====       ==========       ===========          =======      ==========


See accompanying notes and auditor's report


                                                                            F4


Command Security Corporation

Statements of Cash Flows
Years Ended March 31, 1999, 1998 and 1997

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                        1999                1998                1997

OPERATING ACTIVITIES
   Net income/(loss)                                                    $   (15,399)        $(4,013,890)        $   450,030
    Adjustments to reconcile net income/(loss) to net
      cash provided by operating activities:

      Depreciation and amortization                                       1,720,197           2,038,794           2,133,715
      Provision for doubtful accounts and
        notes receivable, net of recoveries                                  51,871           1,451,151             447,159
      Loss on equipment dispositions                                         51,831              34,324              71,882
      Loss on value of intangible assets                                     58,646             745,516                 -0-
      Deferred income taxes                                                     -0-             259,835            (140,360)
      Self-insurance reserves                                               572,833             900,128             293,238
      Changes in operating assets and liabilities,
        net of effects of business acquisitions:

          Accounts receivable, current and long-term                       (322,530)            780,602            (854,845)
          Prepaid insurance                                                 460,896             880,665             (38,813)
          Other receivables                                                  38,995             (88,574)           (413,779)
          Other assets                                                      (71,944)           (244,246)           (336,850)
          Accounts payable and accrued expenses                          (1,005,756)            124,665            (611,286)
          Income taxes                                                          -0-                 -0-                 -0-
          Due to service companies                                          105,971              28,495             105,139
                                                                        -----------         -----------         -----------
                 Net cash provided by
                   operating activities                                   1,645,611           2,897,465           1,105,230
                                                                        -----------         -----------         -----------

INVESTING ACTIVITIES
   Purchase of equipment                                                   (101,372)           (153,298)            (98,760)
   Business acquisitions and purchase of
    intangible assets                                                       (45,735)           (116,521)           (281,246)
   Proceeds from equipment dispositions                                       2,278              27,122              75,902
   Proceeds from sale of intangible assets                                      -0-                 -0-             210,000
   Issuance of notes by service companies
    and other third parties                                                  (5,000)                -0-            (252,208)
   Principal collections on notes receivable                                 62,394             113,828             246,207
                                                                        -----------         -----------         -----------
                 Net cash used in investing activities                      (87,435)           (128,869)           (100,105)
                                                                        -----------         -----------         -----------

FINANCING ACTIVITIES
   Net borrowings/(payments) on line of credit                              326,955            (533,908)          1,186,632
   Proceeds from long-term debt                                                 -0-                 -0-             500,000
   Repayments on other short and long-term debt                          (1,237,369)         (1,763,505)         (2,480,414)
   Repayments on capital lease obligations                                  (75,397)            (81,455)            (96,762)
   Net proceeds from issuance of stock                                          -0-                 -0-              45,219
   Proceeds from common stock warrants subscribed                               -0-                 -0-                 500
   Cash paid in lieu of compensatory stock warrants                             -0-             (85,979)                -0-
   Cash overdraft                                                          (449,895)           (303,749)           (160,300)
                                                                        -----------         -----------         -----------
                 Net cash used in financing activities                   (1,435,706)         (2,768,596)         (1,005,125)
                                                                        -----------         -----------         -----------

Net increase in cash and cash equivalents                                   122,470                 -0-                 -0-

Cash and cash equivalents, beginning of year                                    -0-                 -0-                 -0-

Cash and cash equivalents, end of year                                  $   122,470         $       -0-         $       -0-
                                                                        ===========         ===========         ===========


See accompanying notes and auditor's report


                                                                            F5

Command Security Corporation

Years Ended March 31, 1999, 1998 and 1997

1.    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

      Cash paid during the period for:

                             1999              1998               1997

        Interest             $997,779          $1,100,903         $1,045,238
        Income Taxes              -0-                 -0-                -0-


2.    SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        For the years ended March 31, 1999, 1998 and 1997, the Company purchased transportation and security equipment with direct installment and lease financing of $247,043, $365,825 and $566,709, respectively.

        The Company generally obtains short-term financing to meet its insurance needs. For the years ended March 31, 1999, 1998 and 1997, $107,099, $133,055 and $576,991, respectively, have been borrowed for this purpose. These borrowings have been excluded from the statements of cash flows.

        For the years ended March 31, 1999, 1998 and 1997, the Company accrued accumulated dividends of $150,643, $139,484 and $129,030 and issued 913, 845 and 782 additional shares of its Series A convertible preferred stock for the years ended March 31, 1999, 1998 and 1997, respectively, to its preferred stockholders. These charges to paid-in capital and credits to preferred stock have been excluded from the statements of cash flows.

        In June, 1998, the Company purchased certain guard service accounts and related equipment and supplies for a total consideration of $222,098. The Company paid $55,525 and issued two notes for $55,525 and $111,049, respectively. The second note was subsequently reduced by $31,015 as a retention adjustment. The non-cash portions have been excluded from the purchase of accounts and issuance of notes in the statement of cash flows.

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

See accompanying notes and auditor's report

                                                                            F6

Command Security Corporation

Years Ended March 31, 1999, 1998 and 1997

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

See accompanying notes and auditor's report

                                                                            F7

Command Security Corporation

Notes to Financial Statements
March 31, 1999, 1998 and 1997

1.    Business Description and Summary of Accounting Policies

      The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

        Principal business activities

          Command Security Corporation (the Company) is a uniformed security guard service company operating in New York, Connecticut, California, Florida, Georgia, Illinois and New Jersey. In addition, the Company also provides other security guard companies (service companies) in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue or gross profit.

        Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include provisions for uncollectible accounts and notes receivable, recoverability and attrition rates of purchased customer lists, and reserves for general liability and workers' compensation claims. Actual results could differ from those estimates.

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

        Cash and cash equivalents

          For purposes of the cash flows statements, the Company defines cash and cash equivalents as cash and investments with maturities of three months or less.

        Furniture and equipment

          Furniture and equipment are stated at cost. Depreciation is accumulated using the straight-line method over the estimated useful lives of the equipment ranging from three to seven years.

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

        Advertising costs

          The Company expenses advertising costs as incurred. Amounts incurred for recruitment and general business advertising were $133,553, $129,400 and $140,600 for the years ended March 31, 1999,
          1998 and 1997, respectively.

                                                                            F8

Command Security Corporation

March 31, 1999, 1998 and 1997

1.    Business Description and Summary of Accounting Policies, continued

        Income/(loss) per common share

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of potential common shares, if any, is excluded. No diluted earnings per share are presented because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive. The implementation of SFAS 128 had no effect on the calculation of the Company's earnings per share for the years ended March 31, 1998 and 1997.

         Accounting for stock options

          During the year ended March 31, 1997, the Company adopted the Financial Accounting Standards Board Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in the determination of stock-based compensation expenses or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 and will provide pro forma disclosures as required by SFAS 123. SFAS 123 did not have an impact on the Company's financial condition or results of operations for the periods presented.

2.    Continuity of Operations

         The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's operations resulted in a net loss of $4,013,890 for the year ended March 31, 1998, and a working capital deficit at March 31, 1998, of $1,122,869. As described in Note 6, the Company was not in compliance with certain of its debt covenants and, as described in Notes 13 and 18, there is litigation and a contingency for which the outcomes are uncertain.
         As a result, the independent auditor's report on the March 31, 1998, financial statements was modified, indicating that these factors raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's viability as a going concern is dependent on its ability to achieve profitability from its operations, to generate sufficient working capital to meet its obligations as they become due, the forbearance of its lenders and its ability to resolve the litigation and contingency.

         As of March 31, 1999, the Company had positive working capital of $200,236 and its operations resulted in a significantly reduced net loss of $15,399 for the year ended March 31, 1999. These improved results are due, in part, to significant charges in fiscal 1998 in connection with the Chapter 7 bankruptcy filing of a former service agreement client, charges for impairment of long-lived assets, unusually high labor claims and self-insurance claims which did not recur in fiscal 1999, as well as management's development and implementation in fiscal 1999 of a national network of independent security guard companies to service clients with sites throughout the United States. The implementation of this network has increased its ability to compete against larger national companies and increased its profit margins. In addition, the Company has implemented a plan to actively seek rate increases from its existing clients and to sign new contracts in existing markets. Furthermore, it has implemented a centralized purchasing function in order to better control operating costs and the implementation of a centralized, pro-active credit management and collection policy has significantly reduced bad debt expense and led to the recovery of receivables previously reserved.

         Management expects continued favorable financial impact from the above mentioned strategies as well as improved cash flow as a result of the repayment in full of certain acquisition indebtedness in February, 1999. Furthermore, subsequent to year-end the Company has obtained a waiver from its principal lender, CIT Group/Finance, Inc., in connection with its non-compliance with certain non-financial covenants and management is of the opinion that the probability that contractual termination of its lending arrangement diminishes with improvements in operating results and working capital and that the probability of claims in connection with certain restatements and a resultant negative impact on operations and financial condition diminishes with time.

                                                                            F9

Command Security Corporation

March 31, 1999, 1998 and 1997

3.    Furniture and Equipment

        Furniture and equipment at March 31, consist of the following:

                                             1999               1998

          Transportation equipment           $ 1,142,334        $ 1,095,712
          Security equipment                     537,658            438,311
          Office furniture and equipment       1,560,805          1,520,997
                                             -----------        -----------
                                               3,240,797          3,055,020
          Accumulated depreciation            (2,209,755)        (1,878,774)
                                             -----------        -----------

                                             $ 1,031,042        $ 1,176,246
                                             ===========        ===========

        Depreciation expense for the years ended March 31, 1999, 1998 and 1997 was $429,238, $386,905 and $360,116, respectively, and includes amortization of assets purchased under capital lease arrangements (see Note 14).

4.    Intangible Assets

        Intangible assets at March 31, consist of the following:

                                             1999               1998

          Customer lists                     $ 5,657,732        $ 6,048,491
          Borrowing costs                         50,000            165,000
          Covenant not to compete                180,000            180,000
          Goodwill                                34,007             34,007
                                             -----------        -----------
                                               5,921,739          6,427,498
          Accumulated amortization            (4,315,228)        (3,712,948)
                                             -----------        -----------

                                             $ 1,606,511        $ 2,714,550
                                             ===========        ===========

        Amortization expense for the years ended March 31, 1999, 1998 and 1997, was $1,280,687, $1,651,889 and $1,773,599, respectively. During the years ended March 31, 1999 and 1998, the Company removed intangibles of $83,780 and $1,743,880 and related accumulated amortization of $25,134 and $998,364, respectively, from its accounts and recognized impairment losses of $58,646 and $745,516, respectively, on its purchased customer lists due to lack of retention in some of its branches. Management believes that the future expected cash flows will not be sufficient to recover the remaining unamortized costs associated with these lists.

5.    Other Assets

        Other assets at March 31, consist of the following:

                                              1999               1998

          Restricted cash                     $1,091,527         $1,040,853
          Insurance deposits                     295,142            551,296
          Security deposits                      120,116             99,420
          Other                                   10,684             10,110
                                              ----------         ----------

                                              $1,517,469         $1,701,679
                                              ==========         ==========

        Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers compensation claims. Insurance deposits represent estimated premium amounts returnable to the Company over a period of two to seven years based on the excess of premium deposits over actual workers' compensation claims.

                                                                           F10

Command Security Corporation

March 31, 1999, 1998 and 1997

6.      Short-Term Borrowings

          Short-term borrowings at March 31, consist of the following:

                                              1999               1998

           Bank line of credit                $6,943,883         $6,616,928
           Various insurance
             financing arrangements,
             interest ranging from
             7.04% to 8.53%                       35,630             49,029
           Other obligations                      16,339             32,950
                                              ----------         ----------

                                              $6,995,852         $6,698,907
                                              ==========         ==========

          In February, 1995, the Company entered into an agreement with the CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement. The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined, but in no event in excess of $10,000,000. At March 31, 1999, the Company had used $6,943,883 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly at 1.5% over prime, or 9.25% at March 31, 1999. The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The term of the agreement is initially until February, 1999, with automatic two year renewal terms thereafter.

          The Company relies heavily on its revolving loan from CIT which contains numerous non-financial covenants. As of March 31, 1999, the Company was not in compliance with several of the non-financial covenants. Subsequent to year-end, the Company obtained a waiver from CIT for these violations.

7.      Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses at March 31, consist of the following:

                                              1999               1998

           Trade accounts payable             $  701,296         $  980,993
           Payroll and related expenses        2,027,968          2,190,237
           Insurance                             456,705            409,348
           Interest                                  -0-              5,480
           Sales tax                              73,997            119,392
           Accrued professional fees             152,000             60,000
           Accrued loss contingencies            160,000            174,000
           Liabilities assumed
             in acquisitions                      29,578             27,816
           Other                                 105,618             83,492
                                              ----------         ----------

                                              $3,707,162         $4,050,758
                                              ==========         ==========

          As of March 31, 1999, the Company has accrued $160,000 for loss contingencies in connection with certain legal proceedings and labor claims where management has determined that it is probable that a liability has been incurred. As of March 31, 1998, accruals in connection with such labor claims amounted to $174,000.

                                                                           F11

Command Security Corporation

March 31, 1999, 1998 and 1997

8.    Long-Term Debt

         Long-term debt at March 31, consists of the following:


                                                                                          1999                  1998

          Deltec Development Corporation, due February 24,
          1999, interest at 14%                                                           $     -0-             $   375,000

          Gordon Robinett (Director), due October, 1999,
          no interest, collateralized by related covenant                                    45,000                  82,500

          Capital Resource Company, (four notes and five notes)
          due April, 1998, to June, 2001, interest at 14%, unsecured                        166,017                 294,107

          Various installment loans due at various dates
          through March, 2002, with interest ranging
          from 3.8% to 11.75% <F1>                                                          415,142                 540,144

          CIT Group/Credit Finance, Inc., due February 1, 2002
          interest at prime plus 1.5%, currently 9.25% <F2>                                 291,667                 391,667
                                                                                          ---------             -----------
                                                                                            917,826               1,683,418
          Current maturities                                                               (492,677)             (1,224,423)
                                                                                          ---------             -----------

                                                                                          $ 425,149             $   458,995
                                                                                          =========             ===========

          <F1> Payable to General Motors Acceptance Corporation, Ford Motor
               Credit Corporation and Chase Manhattan Bank. The notes are collateralized by automobiles and security equipment.

          <F2> The term loan from CIT Group/Credit Finance, Inc., payable in monthly installments of $8,333 plus interest at prime plus 1.5% per annum, is collateralized with security pledged under the revolving loan and security agreement (see Note 6).


          The aggregate amount of required principal payments of long-term debt is as follows:

            Year ending:     March 31, 2000                       $492,677
                             March 31, 2001                        289,563
                             March 31, 2002                        135,586
                                                                  --------

                                                                  $917,826
                                                                  ========

                                                                           F12

Command Security Corporation

March 31, 1999, 1998 and 1997

9.    Stockholders' Equity

         Changes in the number of equity shares of the Company's preferred and common stock for the years ended March 31, 1999, 1998 and 1997, are as follows:



                                                                             Preferred       Common              Treasury
                                                                             Stock           Stock               Stock

          Balance at April 1, 1996                                              -0-           8,119,606           1,355,400

          Common stock issued                                                                   219,500

          Issuance/(return) of escrowed common stock
            o Note collateral                                                                   238,000
            o Accrued fees                                                                     (152,774)
                                                                             ------          ----------          ----------

          Balance at March 31, 1997                                             -0-           8,424,332           1,355,400

          Transfer of preferred stock                                        10,567

          Preferred stock dividend shares issued                                845

          Common stock issued                                                                    57,447

          Return of escrowed common stock
            o Note collateral                                                                  (350,911)
            o Retention adjustment                                                             (117,325)
                                                                             ------          ----------          ----------

          Balance at March 31, 1998                                          11,412           8,013,543           1,355,400

          Preferred stock dividend shares issued                                913

          Retirement of common
            stock in treasury                                                                (1,355,400)         (1,355,400)
                                                                             ------          ----------          ----------

          Balance at March 31, 1999                                          12,325           6,658,143                 -0-
                                                                             ======          ==========          ==========



10.   Concentration of Risk

         The Company extends credit to the various service companies for which it administers billing, collection and payroll functions. As of March 31, 1999, the Company had advances and loans outstanding to former service companies of $1,270,308, which were fully reserved. At March 31, 1998, such loans amounted to $10,000, net of reserves of $1,194,110. The notes are collateralized by customer lists and other general intangibles in accordance with the service company agreements. The service companies operate in New York, Florida, Illinois, New Jersey, Texas, Virginia, Arizona, California, Massachusetts and Washington.

         Geographic concentrations of credit risk with respect to trade receivables are primarily in the New York Metropolitan area consisting of 41% and 45% of total receivables as of March 31, 1999 and 1998, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the years ended March 31, 1999, 1998 and 1997, the Company generated 31%, 31% and 24%, respectively, of its revenue from the commercial airline industry. During the years ended March 31, 1999, 1998 and 1997, 53%, 52% and 38% of service fee revenue, respectively, was earned from one service company. The Company's remaining customers are not concentrated in any specific industry.

         The Company maintains its cash accounts in commercial banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.

                                                                           F13

Command Security Corporation

March 31, 1999, 1998 and 1997

11.   Insurance Rebates

         In January, 1997, the Company received a rebate of $598,139, on its workers' compensation policies for the three year period ended September 30, 1995, based on a favorable loss ratio experience. Such rebates are non- contractual and are recorded when the amounts are ascertainable. As of October 1, 1995, the Company has procured a workers' compensation retro insurance policy and pays premiums based on incurred losses and, therefore, is no longer eligible for such rebates.

12.   Self-Insurance

         The Company adopted a partially self-insured health insurance program that covers all eligible administrative personnel, effective as of March 1, 1997. There is a maximum of $30,000 per year per employee and an aggregate amount per year, based on the number of participants (currently 69 employees, or $278,600), that the Company can be responsible for. A stop-loss insurance policy covers all claims in excess of the above amounts.

         The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Insurance providers assist the Company in determining its estimated liability for these claims.

         The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. In addition, the Company has obtained an excess liability policy that covers claims for an additional $30,000,000 in the aggregate ($25,000,000 prior to October 1, 1997). The Company retains the risk for the first $50,000 per occurrence. Charges for general liability self-insurance reserves of $572,833, $900,128 and $293,238, are included in cost of sales for the years ended March 31, 1999, 1998 and 1997, respectively.

         Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its self-insurance retention and retro workers' compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current earnings.

13.   Contingent Liabilities

         The Company has guaranteed certain installment loans extended to various service companies and customer list purchasers by Capital Resources Company. The total outstanding balance of such loans as of March 31, 1999, was approximately $471,400. The notes mature between September, 2000, and November, 2001, and are guaranteed by customer lists.

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

                                                                           F14

Command Security Corporation

March 31, 1999, 1998 and 1997

13.   Contingent Liabilities, continued

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

         The Company has been charged with unfair labor practices by a labor union representing some of its employees claiming the Company refused to bargain with the union and that the Company unilaterally changed terms and conditions of employment without bargaining. The charge has been arbitrated and it has been determined that the Company has responsibility for some back payments to union funds. The final amount has not yet been assessed. As of March 31, 1999, the Company has accrued $60,000 for loss contingencies in connection with this matter.

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

         The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 1999, the Company has expended approximately $204,000 in legal fees ($84,000 during the year ended March 31, 1999) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued $92,000 for contingent legal fees incurred by one of the defendants, where management has determined that indemnification by the Company is probable . On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn H. Snitow, Esq., was appointed acting President and Chief Executive

                                                                           F15

Command Security Corporation

March 31, 1999, 1998 and 1997

13.   Contingent Liabilities, continued

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

         In August of 1998, the Company was informed that the United States Attorneys' Office for the Southern District of Florida was conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguards Division. The investigation concerns the accuracy and completeness of forms submitted in connection with Miami airport employee background verifications. The Company is cooperating with the investigation and is taking steps to ensure future compliance in all areas covered by the investigation. The Company has also instructed its local counsel to represent the Company in negotiations with the United States Attorneys' Office and is exploring various options regarding a resolution to this matter. As of March 31, 1999, the Company has accrued $100,000 for loss contingencies in connection with this matter.

14.   Lease Commitments

         The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $569,200, $605,000 and $631,000, for the years ended March 31, 1999, 1998 and 1997, respectively.

         The Company leases certain equipment and vehicles under agreements which are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 1999, are $381,320 and $178,259 and at March 31, 1998, $345,444 and $120,409, respectively.

         The future minimum payments under long-term noncancellable capital and operating lease agreements are as follows:



                                                                                Capital               Operating
                                                                                Leases                Leases

            Year ending:    March 31, 2000                                      $ 80,678              $332,944
                            March 31, 2001                                        36,941               251,887
                            March 31, 2002                                        14,394               209,219
                            March 31, 2003                                           -0-               131,038
                            March 31, 2004                                           -0-                58,215
                                                                                --------              --------
                                                                                 132,013              $983,303
                                                                                                      ========
                            Amounts representing interest                        (16,033)
                                                                                --------
                                                                                $115,980
                                                                                ========


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

                                                                           F16

Command Security Corporation

March 31, 1999, 1998 and 1997

15.      Stock Option Plan and Warrants, continued

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

            Pursuant to the 1993 Private Placement (see Note 20), the Company issued Unit Warrants to purchase an aggregate of up to 800,000 shares to investors and warrants to purchase 160,000 shares to the placement agent. Each Unit Warrant represents the right to purchase one-half of a share at a price of $4.50 per full share. The placement agent warrants are exercisable at $2.50 per share. The Company has the right to redeem the Unit Warrants at $0.10 per warrant at any time after April 27, 1994, if, at any time, the mean of the closing market price quotations for the shares over 20 consecutive trading days is at least $6.00 or the closing market price quotations for the shares is at least $6.00 for 10 consecutive trading days. During the fiscal year ended March 31, 1995, the exercise price of the Unit Warrants was adjusted to $3.50 per full share, the fair value on the date of adjustment. The options expired in October, 1997.

            The Company entered into a Consultant's Agreement dated November 1, 1993, under which the Company has agreed to issue stock or warrants in exchange for consulting services. The aggregate value of such stock or warrants to be granted will not exceed $300,000. During the fiscal year ended March 31, 1994, the Company issued warrants for 200,000 shares and in July, 1994 issued additional warrants for 100,000 shares. The warrants expired in July, 1997, however, the Company has reserved 150,000 shares of common stock to provide the consultant with up to $300,000 of compensation. During the year ended March 31, 1998, $85,979 has been paid in cash, reducing the stock to be released to a value not to exceed $214,021. As of March 31, 1999, no shares of common stock have been released.

            On December 16, 1993, the Company granted to the Chairman of the Board a five-year warrant for 500,000 shares of common stock at an exercise price of $3.75, the fair value at time of grant, for services rendered in connection with the ISS acquisition. On March 31, 1995, the Chairman relinquished and waived his right to purchase 275,000 shares underlying this warrant. The warrant expired in December, 1998.

            On September 12, 1994, the Company entered into a consulting agreement with a firm owned by a member of the Company's Board of Directors to provide stockholder relations for a term of one year. In conjunction with this agreement, the Company issued certain employees of this firm warrants to purchase up to 100,000 shares of common stock, exercisable through September 30, 1997, at exercise prices of $3.00 per share. All of the warrants expired during the year ended March 31, 1998.

            On September 28, 1994, the Company issued a warrant for 25,000 shares of common stock exercisable at $3.63 per share in connection with the signing of a non-employer of record service agreement to provide scheduling, payroll, billing and receivable financing services for an independent guard service company. The warrant expired in October, 1997.

            On February 24, 1995, the Company issued warrants for 250,000 shares of common stock to a firm owned by a member of the Company's Board of Directors and warrants for 50,000 shares of common stock to a lender who provides the Company's working capital line of credit, respectively, in connection with the financing for the acquisitions of the security guard business of United Security Group Inc. The warrants issued to the firm expired in February, 1998. The warrants issued to the lender are exercisable at $2.10 per share and expire in February 2001.

                                                                           F17

Command Security Corporation

March 31, 1999, 1998 and 1997

15.      Stock Option Plan and Warrants, continued

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

            The following is a summary of activity related to all Company stock option and warrant arrangements:



                                                            Options                              Warrants

                                                   Exercise          Number of         Exercise          Number of
                                                   Price             Shares            Price             Shares

            Outstanding at
              April 1, 1996                        $2.25  -  $2.50   160,000           $2.10  -  $3.75    2,275,000

            Granted                                                                     1.87  -   2.25      255,000
                                                   ---------------   -------           ---------------   ----------

            Outstanding at
              March 31, 1997                        2.25  -   2.50   160,000            1.87  -   3.75    2,530,000

            Expired                                                                     1.87  -   2.25   (1,570,000)
                                                   ---------------   -------           ---------------   ----------

            Outstanding at
              March 31, 1998                        2.25  -   2.50   160,000            1.87  -   3.75      960,000

            Expired                                                                     3.25  -   3.75     (400,000)
                                                   ---------------   -------           ---------------   ----------

            Outstanding at
              March 31, 1999                       $2.25  -  $2.50   160,000           $1.87  -  $3.25      560,000
                                                   ===============   =======           ===============   ==========


           At March 31, 1999, there were 160,000 and 560,000 options and warrants outstanding, respectively, exercisable at prices ranging from $1.87 to $3.25, and 767,500 shares reserved for issuance under all stock arrangements.

           Significant option and warrant groups outstanding at March 31, 1999, and the related weighted average exercise price and life information are as follows:



                                                                                            Weighted               Weighted
                                                       Options/           Options/          Average                Average
              Range of                                 Warrants           Warrants          Exercise               Remaining
              Exercise Price                           Outstanding        Exercisable       Price                  Life (years)

                        $1.875                         205,000            205,000           $1.875                 2.50
              2.10   to   2.50                         380,000            380,000            2.380                 1.07
                          3.25                         135,000            135,000            3.250                  .12
                                                       -------            -------

              1.875  to   3.25                         720,000            720,000            2.400                 1.31
                                                       =======            =======


                                                                           F18

Command Security Corporation

March 31, 1999, 1998 and 1997

15.      Stock Option Plan and Warrants, continued

          As disclosed in Note 1, the Company continues to follow the provisions of APB 25, "Accounting for Stock Issued to Employees," when determining the value of stock based compensation. Accordingly, no compensation expense has been recognized for its stock based compensation. If the Company had used the fair value method of accounting for stock based compensation, there would have been no effect on the net income or loss of the Company for the years ended March 31, 1999 or 1998. For the year ended March 31, 1997, net income would have been reduced by approximately $45,000, or $.01 per share. The impact of the fair value method takes into account options and warrants granted since April 1, 1995. The weighted fair value of options and warrants granted during the year ended March 31, 1997, was $.18. There were no options or warrants issued during the years ended March 31, 1999 or 1998. For the year ended March 31, 1997, the fair value was estimated using the exercise price on the date of the grant and the following assumptions: risk free interest rate of 5.41%, volatility of 64.30% and a dividend yield of 0.00%.

16.      Income Taxes

          Income tax expense/(benefit) for the years ended March 31 consists of the following:



                                                         1999            1998              1997
            Current:
              Federal                                    $-0-            $    -0-          $(181,066)
              State and local                             -0-                 -0-                -0-
                                                         ----            --------          ---------
                                                          -0-                 -0-           (181,066)

            Deferred:
              Federal                                     -0-             181,283             28,400
              State and local                             -0-              78,552             12,306
                                                         ----            --------          ---------
                                                          -0-             259,835             40,706
                                                         ----            --------          ---------

                Income tax expense/(benefit)             $-0-            $259,835          $(140,360)
                                                         ====            ========          =========


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

          The differences (expressed as a percentage of pretax income) between the statutory Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:



                                                          1999                1998                1997

            Statutory federal income tax rate              34.0                34.0                34.0
            State and local income taxes,
              net of federal benefit                        9.8                 9.8                 9.8
            Valuation allowance and reserves              (20.7)              (50.7)              (82.9)
            Permanent differences                         (23.1)               (0.5)               (6.2)
                                                          -----               -----               -----
            Effective tax rate                              0.0%               (7.4)%             (45.3)%
                                                          =====               =====               =====


          The significant components of deferred tax assets and liabilities as of March 31, 1999 and 1998, are as follows:

                                                   1999           1998
            Current deferred tax assets:
              Accounts receivable                  $ 124,114      $150,769
              Accrued expenses                       297,289       272,459
                                                   ---------      --------
                                                     421,403       423,228
            Valuation allowance                     (421,403)     (423,228)
                                                   ---------      --------

                Net current deferred tax asset     $     -0-      $    -0-
                                                   =========      ========

                                                                           F19

Command Security Corporation

March 31, 1999, 1998 and 1997

16.      Income Taxes, continued



                                                                                1999                1998
            Non-current deferred tax assets/(liabilities):
              Equipment                                                         $  (80,086)         $ (100,280)
              Intangible assets                                                  1,131,567           1,196,499
              Self-insurance                                                       328,727             345,638
              Net operating loss carryover                                       1,835,867           1,757,431
                                                                                ----------          ----------
                                                                                 3,216,075           3,199,288
              Valuation allowance                                               (3,216,075)         (3,199,288)
                                                                                ----------          ----------

                Net non-current deferred tax asset                              $      -0-          $      -0-
                                                                                ==========          ==========

          The valuation allowance increased by $14,962 and $1,874,080 during the years ended March 31, 1999 and 1998, respectively, and decreased by $429,464 during the year ended March 31, 1997. Federal and State net operating loss carry-overs were approximately $3,989,000 and $4,374,200, respectively, at March 31, 1999. They begin to expire in 2010.

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

          The following is a summary of the service companies' activities for the years ended March 31, 1999, 1998 and 1997, respectively, the components of which have been excluded from the Company's financial statements:



                                                                                 1999            1998              1997
           Employer of record service contract revenue
             Service companies' guard service revenue                            $7,528,163      $17,913,206       $17,241,188
             Cost of revenue                                                      5,612,727       13,286,869        13,757,683
                                                                                 ----------      -----------       -----------
             Gross profit                                                         1,915,436        4,626,337         3,483,505
             Service companies' share of gross profit                             1,468,608        3,551,906         2,455,187
                                                                                 ----------      -----------       -----------
                                                                                    446,828        1,074,431         1,028,318
           Non employer of record service contract revenue                          466,670          376,161           442,995
                                                                                 ----------      -----------       -----------

             Service contract revenue                                            $  913,498      $ 1,450,592       $ 1,471,313
                                                                                 ==========      ===========       ===========

          The Company has extended various operating loans to these service companies. Interest charged varies between 2% above the prime lending rate of the Chase Manhattan Bank and 14% per annum. Principal repayment terms extend through the fiscal year ending March 31, 2002. In addition, the Company has guaranteed bank loans to certain service companies (see Note 13).

                                                                           F20

Command Security Corporation

March 31, 1999, 1998 and 1997

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

          The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable by the issuance of additional Series A stock until such time as all amounts due on the Deltec debt (see Note 8) have been paid in full and then in cash thereafter. The $1.5 million Deltec indebtedness was repaid in full in February, 1999. During the years ended March 31, 1999, 1998 and 1997, 913, 845 and 782 Series A shares have been issued, representing dividends accrued through February 24, 1999, 1998 and 1997, respectively. Accrued dividends at March 31, 1999, approximated $15,200. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share.

          Any holder of Series A shares may at any time convert their shares into common stock of the Company at a conversion ratio of 100 shares of common stock for each share of Series A stock.

          The Company was obligated to redeem any unconverted Series A shares at such time as the Deltec debt is paid in full. However, no redemption was required until all outstanding warrants issued in the Company's October 1993 private placement were exercised. All such warrants expired in October, 1997, and the Company is no longer obligated to redeem the Series A preferred stock. Consequently, the preferred stock has been transferred and included with stockholders' equity on the balance sheets as of March 31, 1999 and 1998.

20.     Fair Value

          The fair value of the Company's long-term notes receivable is based on the current rates offered by the Company for notes of the same remaining maturities. The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 1999 and 1998, the fair value of long-term notes receivable and long-term debt approximates their carrying amounts.

                                                                           F21

Command Security Corporation

March 31, 1999, 1998 and 1997

21.   Related Party Transactions

        The Company's former general counsel is also a member of the Board of Directors. Legal fees paid amounted to $2,394, $6,238 and $4,202 for the years ended March 31, 1999, 1998 and 1997, respectively.

        A director of Deltec International SA, the parent of Deltec Development Corporation, the former subordinated debt lender to the Company (see Note 8), is also a member of the Board of Directors of the Company. Interest paid in connection with this debt amounted to $32,813, $85,312 and $137,813 for the years ended March 31, 1999,
        1998 and 1997, respectively. In addition, Deltec acquired 3,000 shares of the Company's preferred stock at a cost of $495,000 (see
        Note 19). Dividends accrued and paid in additional shares of preferred stock for the years ended March 31, 1999, 1998 and 1997, amounted to $49,882, $46,035 and $42,735, or 302, 279 and 259 shares, respectively. Expenses of $20,800, $28,100 and $28,670 were paid on behalf of this director as compensation for services rendered for the years ended March 31, 1999, 1998 and 1997, respectively.

22.   Operating Licenses

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

23.   Acquisitions

        During fiscal years 1999 and 1998, the Company acquired several smaller security guard businesses, principally customer lists, for an aggregate final cost of approximately $181,000 and $378,000, respectively, payable in cash and notes. The Company accounted for these acquisitions using the purchase method. The financial statements include the operations of these businesses from the respective acquisition dates. The customer lists are being amortized over a five year period, the estimated economic lives of the lists.

24.   Year 2000 Conversion

        The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are known risks. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has evaluated the risks and costs associated with this problem and has reviewed both internal as well as key third party systems. Through March 31, 1999, the Company has expended $27,900 in connection with outside consultants for services related to Year 2000 issues. Additional costs associated with achieving Year 2000 compliance are estimated to be immaterial and, as of April 15, 1999, management has determined that all critical internal systems are fully year 2000 compliant. Year 2000 related expenditures are charged to operations as they are incurred. Associated internal labor costs have not been tracked and are considered to be immaterial.

25.   Reclassifications

        Certain 1998 amounts have been reclassified to conform with 1999 presentations.

                                                                           F22


COMMAND SECURITY CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                                  Against
                                                                  Amounts                                Uncollectible
                                         Balance at   Charged to  Due         Charged                    Accounts       Balance
                                         Beginning    Costs and   to Service  to Other                   Written        at End of
                                         of Period    Expenses    Companies   Accounts      Recoveries   Off            Period
Year ended March 31, 1999:
  Deducted from asset accounts:

    Allowance for doubtful accounts
      receivable - current maturities    $  716,347   $309,348    $(36,143)   $             $            $288,227       $  701,325

    Allowance for doubtful notes
      receivable - current maturities       273,715                 88,447                    60,448       33,924          267,790

    Allowance for other doubtful
      receivables - current maturities    1,024,319     58,568     (88,447)    250,000<F1>   255,597        1,650          987,192

    Allowance for doubtful notes
      and long-term receivables,
      net of current maturities                 -0-                                                                            -0-


Year ended March 31, 1998:
  Deducted from asset accounts:

    Allowance for doubtful accounts
      receivable - current maturities     $ 619,621   $376,404    $119,847    $             $  5,837     $393,688       $  716,347

    Allowance for doubtful notes
      receivable - current maturities       450,653    180,360                  37,867<F2>     1,978      393,187          273,715

    Allowance for other doubtful
      receivables - current maturities      104,138    837,129       7,000     196,829<F2>     7,000      113,777        1,024,319

    Allowance for doubtful notes
      and long-term receivables,
      net of current maturities             785,360     57,258                               230,778      611,839              -0-


Year ended March 31, 1997:
  Deducted from asset accounts:

    Allowance for doubtful accounts
      receivable - current maturities       842,006    316,828      47,024                    90,011      496,226          619,621

    Allowance for doubtful notes
      receivable - current maturities       362,164     43,565                  11,000<F3>                                 450,653
                                                                                33,924<F4>
    Allowance for other doubtful
      receivables - current maturities       17,372     86,766                                                             104,138

    Allowance for doubtful notes
      and long-term receivables,
      net of current maturities                 -0-    737,436                 (11,000)<F3>                                785,360
                                                                                58,924<F4>


<F1> Represents cash received for item previously removed from accounts.

<F2> Represents deferred revenue reduction related to non-performing receivable.

<F3> Represents reclassifications between short-term and long-term receivables.

<F4> Represents retention and other adjustments related to customer list purchases.



                                                                           F23

E-1     Exhibit 27 - Financial Data Schedule






COMMAND SECURITY CORPORATION

EXHIBIT 27 - FINANCIAL DATA SCHEDULE