Form 10-Q
period 1999-06-30
COMMAND SECURITY CORP
filed 1999-08-16
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


                                      OR


___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


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

Yes _X_      No___

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,658,143 (as of August 12, 1999).

                         COMMAND SECURITY CORPORATION
                                    INDEX

PART I.  Financial Information                                  Page No.

Item 1.  Financial Statements

         Condensed Statements of Operations -
          three months ended June 30, 1999
          and 1998 (unaudited)                                     2

         Condensed Balance Sheets -
          June 30, 1999 and March 31, 1999
          (unaudited)                                              3

         Condensed Statements of Stockholders' Equity
          three months ended June 30, 1999 and 1998
          (unaudited)                                              4

         Condensed Statements of Cash Flows
          three months ended June 30, 1999 and 1998
          (unaudited)                                            5 - 6

         Notes to Condensed Financial Statements                 7 - 10

Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition         11 - 14

PART II. Other Information

Item 1.  Legal Proceedings                                         15

Item 6.  Exhibits and Reports on Form 8-K                          15

Signature                                                          16

PART I. Financial Information

Item 1. Financial Statements

                         COMMAND SECURITY CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                Three Months Ended
                                                June 30,         June 30,
                                                1999             1998

Revenue                                         $13,402,632      $14,351,339

Cost of revenue                                  10,934,195       11,962,653

Gross profit                                      2,468,437        2,388,686

Service contract revenue (note 1)                   187,331          295,743

                                                  2,655,768        2,684,429

Operating expenses
  General and administrative expenses             1,958,302        1,954,714
  Amortization of intangibles                       300,599          323,456
  Provision for doubtful accounts                    71,937           95,105

                                                  2,330,838        2,373,275

Operating profit                                    324,930          311,154

Interest income                                      43,527           27,051
Interest expense                                   (195,673)        (251,800)
Equipment dispositions                               16,650           (1,200)

Income before income taxes                          189,434           85,205

Provision for income taxes                              -0-              -0-

Net income                                          189,434           85,205

Preferred stock dividends                           (40,674)         (37,661)


Net income applicable to
  common stockholders                           $   148,760      $    47,544


Net income per common share                     $       .02      $       .01


Weighted average number
  of common and common
  equivalent shares outstanding                   6,658,143        6,658,143


          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION
                           CONDENSED BALANCE SHEETS
                                 (Unaudited)

ASSETS

                                               June 30,        March 31,
Current assets:                                1999            1999

  Cash                                         $       -0-     $   122,470
  Accounts receivable - net                     11,811,689      11,460,880
  Prepaid expenses                                 366,069         396,227
  Other receivables - net                           35,082          53,381

    Total current assets                        12,212,840      12,032,958

Property and equipment - net                     1,053,149       1,031,042

Other assets:
  Intangible assets - net                        1,305,912       1,606,511
  Other assets                                   1,525,749       1,517,469

    Total other assets                           2,831,661       3,123,980


Total assets                                   $16,097,650     $16,187,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                               $   676,710     $       -0-
  Current maturities of long-term debt             466,331         492,677
  Current maturities of obligations
    under capital leases                            58,737          69,428
  Short-term borrowings                          6,262,160       6,995,852
  Accounts payable                                 591,248         701,296
  Due to service companies                         629,911         567,603
  Preferred dividends payable                       40,674             -0-
  Accrued payroll and other expenses             2,836,953       3,005,866

    Total current liabilities                   11,562,724      11,832,722

Self-insurance reserves                            835,689         764,482
Long-term debt due after one year                  394,228         425,149
Obligations under capital leases due
  after one year                                    37,174          46,552

                                                12,829,815      13,068,905

Stockholders' equity:
  Preferred stock, Series A,
    $.0001 par value                             2,033,682       2,033,682
  Common stock, $.0001 par value                       666             666
  Additional paid-in capital                     9,237,323       9,277,997
  Retained earnings/(deficit)                   (8,003,836)     (8,193,270)

    Total stockholders' equity                   3,267,835       3,119,075


Total liabilities and
  stockholders' equity                         $16,097,650     $16,187,980

          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION
           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

                                                                              Retained
                                   Preferred       Common        Paid-In      Earnings         Treasury
                                   Stock           Stock         Capital      (Deficit)        Stock

Balance at March 31, 1998          $1,883,039      $     801     $9,431,505   $(8,177,871)     $(3,000)
Preferred stock dividends              37,661                       (37,661)
Retirement of treasury stock                            (135)        (2,865)                     3,000
Net income - three months ended
  June 30, 1998                                                                    85,205

Balance at June 30, 1998            1,920,700            666      9,390,979    (8,092,666)         -0-
Preferred stock dividends             112,982                      (112,982)
Net loss - nine months ended
  March 31, 1999                                                                 (100,604)

Balance at March 31, 1999           2,033,682            666      9,277,997    (8,193,270)         -0-
Preferred stock dividends                                           (40,674)
Net income - three months ended
  June 30, 1999                                                                   189,434


Balance at June 30, 1999           $2,033,682      $     666     $9,237,323   $(8,003,836)     $   -0-


          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                 Three Months Ended

                                                           June 30,             June 30,
                                                           1999                 1998
Cash flow from operating activities:
  Net income                                               $ 189,434            $    85,205
  Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
      Depreciation and amortization                          416,757                432,637
      Provision for doubtful accounts                         71,937                 95,105
      (Gain)/loss on equipment dispositions                  (16,650)                 1,200
      Self-insurance reserves                                140,487                147,792
      Increase in receivables,
        prepaid expenses and deposits                       (382,769)            (1,628,743)
      Decrease in accounts payable
        and other current liabilities                       (285,933)              (363,060)

        Net cash provided by/(used in)
          operating activities                               133,263             (1,229,864)


Cash flows from investing activities:
  Purchases of equipment                                     (33,000)               (36,143)
  Proceeds from sale of equipment                             16,650                    -0-
  Purchase of intangible assets                                  -0-                (45,734)
  Note issued                                                    -0-                 (5,000)
  Principal collections on notes receivable                      200                 15,691

        Net cash used in investing activities                (16,150)               (71,186)

Cash flows from financing activities:
  Net borrowings/(repayments) on line-of-credit             (692,108)             1,273,542
  Increase in cash overdrafts                                676,710                364,633
  Principal payments on other borrowings                    (204,116)              (317,783)
  Principal payments on capital lease obligations            (20,069)               (19,342)

        Net cash provided by/(used in)
          financing activities                              (239,583)             1,301,050

Net decrease in cash and cash equivalents                   (122,470)                   -0-
Cash and cash equivalents at beginning of period             122,470                    -0-
  Cash and cash equivalents at end of period               $     -0-            $       -0-

          See accompanying notes to condensed financial statements.

                                                                  (Continued)
                         COMMAND SECURITY CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:

                       1999              1998

  Interest             $195,673         $249,453
  Income taxes              -0-              -0-


Supplemental Schedule of Non-Cash Investing and Financing Activities

For the three months ended June 30, 1999 and 1998, the Company purchased transportation and office equipment with direct installment and lease financing of $105,265 and $36,708, respectively.

For the three months ended June 30, 1999 and 1998, the Company accrued dividends of $40,674 and $37,661, respectively, on its Series A convertible preferred stock. These charges to paid-in capital and credits to dividends payable in 1999 and preferred stock in 1998 have been excluded in the statement of cash flows.

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

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at June 30, 1999, and for the period then ended. All such adjustments are of a normal recurring nature.

1.) Service Companies:

The following is a summary of the service companies' activities for the three months ended June 30, 1999 and 1998, respectively, the components of which have been excluded from the Company's financial statements:

                                        Three Months Ended

                                        June 30,     June 30,
                                        1999         1998

Service companies' guard
  service revenue                       $566,190     $3,901,296
Cost of revenue                          444,664      2,933,610

Gross profit                             121,526        967,686
Service companies' share
  of gross profit                         87,634        738,353

                                          33,892        229,333

Other service revenue                    153,439         66,410


Total service contract revenue          $187,331     $  295,743

                                                                   (Continued)
                         COMMAND SECURITY CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

2.) Short-Term Notes Payable:

In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement (the "agreement"). The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At June 30, 1999, the Company had used $6,251,775 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly, at 1.5% above prime (9.25% at June 30, 1999). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The agreement will currently expire in February, 2001, and provides for automatic two year renewal terms.

3.) Income per Share:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of common stock equivalents, if any, is excluded. No diluted earnings per share are presented because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive. The implementation of SFAS 128 had no effect on the calculation of the Company's earnings per share for the periods ended June 30, 1999 and 1998.

4.) Self-Insurance

The Company adopted a partially self-insured health insurance program that covers all eligible administrative personnel, effective as of March 1, 1997. There is a maximum of $30,000 per year per employee and an aggregate amount per year, based on the number of participants (currently 71 employees, or $291,700), that the Company can be responsible for. A stop-loss insurance policy covers all claims in excess of the above amounts.

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

                                                                   (Continued)
                         COMMAND SECURITY CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

5.) Contingent Liabilities:

The Company has guaranteed certain installment loans extended to various service companies by Capital Resources Company. The total outstanding balance on such loans as of June 30, 1999, was approximately $393,700.

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

The Company has been charged with unfair labor practices by a labor union representing some of its employees claiming the Company refused to bargain with the union and that the Company unilaterally changed terms and conditions of employment without bargaining. The charge has been arbitrated and it was determined that the Company has responsibility for some back payments to union funds. However, on July 9, 1999, the charge was withdrawn and the complaint dismissed. A previous accrual for this contingency has been reversed during the period ended June 30, 1999.

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

The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through June 30, 1999, the Company has expended approximately $204,000 in legal fees in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and in March, 1999, accrued $92,000 for contingent legal fees incurred by one of the defendants, where management has determined that indemnification by the Company is probable . On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. On January 12, 1999, the Appellate Division dismissed the appeal and modified the lower court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. The Company is unable to reasonably estimate the potential impact on the Company's financial condition and results of operations from this lawsuit.

In August of 1998, the Company was informed that the United States
Attorneys' Office for the Southern District of Florida was conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguards Division. The investigation concerns the accuracy and completeness of forms submitted in connection with Miami airport employee background verifications. The Company is cooperating with the investigation and is taking steps to ensure future compliance in all areas covered by the investigation. The Company has also instructed its local counsel to represent the Company in negotiations with the United States Attorneys' Office and is exploring various options regarding a resolution to this matter. As of June 30, 1999, the Company has accrued $110,000 for loss contingencies in connection with this matter.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following should be read in conjunction with the Company's financial statements and the related notes thereto.

Revenue decreased by $948,707 or 6.6 percent for the quarter ended June 30, 1999, to $13,402,632 from $14,351,339 for the quarter ended June 30, 1998.
The decrease is primarily composed of the cumulative effect of contract cancellations and terminations net of new contract starts. Management does not believe that the net decrease is indicative of a trend although, due to the competitive nature of the business, there can be no assurance that future net increases can be obtained at acceptable margins to offset lost accounts.

Gross profit increased by $79,751 to $2,468,437 or 18.4% of revenue for the quarter ended June 30, 1999, compared to $2,388,686 or 16.6% of revenue for the quarter ended June 30, 1998. This results from cost reductions of approximately $237,600, the major components of which are: $214,000 decrease in labor and subcontract costs due to the termination of some lower margin contracts and new contract starts at improved margins, $67,500 reduction in payroll taxes due to more favorable unemployment rates and $27,700 decrease in union benefit costs due to recognition withdrawal by a key service employee union, offset by increases in auto expense ($40,200) and uniform expenses ($27,800) as part of new contracts signed. These cost reductions are partially offset by the decrease in revenue mentioned above which caused gross profit to decrease by $157,900

The Company provides payroll and billing services and accounts receivable financing through contracts with service company clients for a percentage of the revenue or gross profit generated from their business. The Company owns the accounts receivable that are financed and, depending on the individual contract, may be the employer of record. The caption "Service Contract Revenue" represents the income earned on the Service Agreements.

Service contract revenue decreased by $108,412 to $187,331 in the quarter ended June 30, 1999, from $295,743 in the quarter ended June 30, 1998. This decrease is primarily due to the termination of two service agreements during the quarter ended June 30, 1999, and the renegotiation of one contract in August, 1998, from an employer of record to a non-employer of record type at a lower rate. At June 30, 1999, there are only two active service contracts where in either case the Company is not the employer of record. Currently, 78% of service fee revenue is generated from one key contract. Although there are prospective clients, the Company did not sign new service agreements in the current quarter. If no new contracts are signed, service contract revenue will decrease as current contracts expire.

General and administrative expenses increased by $3,588 to $1,958,302 for the quarter ended June 30, 1999, from $1,954,714 for the quarter ended June 30, 1998. The major areas of increase are office and administrative salaries ($166,860) primarily due to expansion in the Company's aviation division and advertising - recruiting ($26,624). These increases were offset by reductions in professional fees ($118,540) primarily in connection with the derivative action described in Note 5 to the condensed financial statements and the reversal of a contingency accrual ($50,000) for a labor case dismissed on July 8, 1999 by the National Labor Relations Board (see description in Note 5 to the condensed financial statements) and several general office expenses (including commissions, bank costs, computer expense and travel and entertainment) of approximately $21,000.

Amortization of intangibles decreased by $22,857 to $300,599 for the quarter ended June 30, 1999, compared to $323,456 for the quarter ended June 30, 1998. This is primarily due to some intangible assets being fully amortized as of March 31, 1999. Amortization charges are expected to continue at current levels through March, 2000, with significant reductions thereafter as purchased customer lists become fully amortized.

                                                                   (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The provision for bad debts decreased by $23,168 to $71,937 for the quarter ended June 30, 1999, from $95,105 for the quarter ended June 30, 1998. This decrease is primarily due to a combination of lower billing as well as improved collection procedures thereby reducing the occurrence of additional past due open receivables. The provision for bad debts is management's estimate of accounts that may be uncollectible based on the results of its continuous monitoring of accounts outstanding in excess of 60 days. It is not known if bad debts will decrease in future periods nor is this decrease necessarily indicative of a trend.

Interest income increased by $16,476 to $43,527 for the quarter ended June 30, 1999, from $27,051 for the quarter ended June 30, 1998. This increase resulted from the collection of interest from a key non-employer of record service agreement client whom prior to August, 1998 was contracted by the Company as an employer of record client where interest fee structure was not part of the contractual agreement.

Interest expense decreased by $56,127 to $195,673 for the quarter ended June 30, 1999, from $251,800 for the quarter ended June 30, 1998. The decrease is due primarily to reductions in current maturities of long term debt with final payment of the Deltec loan arrangement in the quarter ended March 31, 1999, and reduced usage of the revolving loan arrangement with CIT Group/Credit Finance in conjunction with a reduced prime rate from 8 1/2% in the quarter ended June 30, 1998, to 7 3/4% in the quarter ended June 30, 1999.

Gain on equipment dispositions represents proceeds of a vehicle sold that had been fully depreciated.

Liquidity and Capital Resources

The Company pays its guard employees and those of its service agreement clients on a weekly basis, while its customers and the customers of service company clients pay for the services of such employees generally within 60 days after billing by the Company. In order to provide funds for payment to its guard employees, the Company entered into a commercial revolving loan arrangement with CIT Group/Credit Finance (CIT). Under this agreement, borrowings may be made in an amount up to 85% of eligible accounts receivable, but in no event more than $10,000,000. The Company has also obtained a term loan in the amount of $500,000 to be repaid in equal monthly installments over five years. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets.

As of June 30, 1999, the Company had borrowed $6,251,775 representing 95% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan agreement. Generally, the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

The Company's operations for the quarter ended June 30, 1999, resulted in an operating profit of $324,930, an increase of $13,776 compared to $311,154 from the quarter ended June 30, 1998. On June 30, 1999, the Company experienced a cash overdraft of $676,710 for one business day. The Company, as of June 30, 1999, had positive working capital of $650,116, an increase of $449,880 from the working capital as of March 31, 1999, of $200,236. The cash overdraft was due to the timing of billings, collections and payroll dates. The Company anticipates continued improvements in working capital with improved operating results and reductions in long term debt service requirements.

                                                                   (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

In August, 1998, the Company was informed that the United States Attorney's office for the Southern District of Florida was conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguard Division. The investigation concerns the accuracy and completeness of forms submitted in connection with Miami airport employee background verifications. The Company is cooperating with the investigation and is taking steps to ensure future compliance in all areas covered by the investigation. The Company has also instructed its local counsel to represent the Company in negotiations with the United States Attorney's office and is exploring various options regarding a resolution to this matter. As of June 30, 1999, the Company reserved $110,000 for loss contingencies in connection with this matter.

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

In the past, many computer software programs were written using two digits rather than four digits to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This situation is generally referred to as the "Year 2000 Issue". If such a situation occurs, computer-based information systems will be faced with problems potentially affecting hardware, software, networks and customer and vendor inter-dependencies. The effects of Year 2000 Issue may be experienced before, on or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could effect a Company's ability to conduct normal business operations.

As of April 15, 1999, the Company has completed the Year 2000 system evaluation, testing and implementation and management believes that the Company is now fully Year 2000 compliant. The only Y2K problems encountered were in the General Ledger programs, which reside only on the Company's headquarters mainframe system. This problem was corrected and tested prior to April 15, 1999. No other problems were encountered with regard to Year 2000 issues since the fixes were implemented.

Most of the Company's desktop PC's are less than three years old and will not have a Y2K compatibility issue at all. There are minimal desktop PC's that are older than three years, which may have a problem with sorting or searching for documents that are stored on the hard drive. This potential problem will not warrant purchasing replacement PC's.

The Company is in the process of determining its contingency plans which will include identification of its most reasonably likely worst-case scenarios. Once the Company receives replies to its third party inquiries, it will be in a better position to evaluate the impact of reasonably likely worst-case scenarios. Based on current available information, given reasonably likely worse-case scenarios, the Company's Year 2000 Issues and any potential interruptions, costs, damages or losses related thereto, are not expected to be material. The Company believes that its compliance efforts have and will reduce the impact of such issues on the Company.

The Company has expended $28,400 through June 30, 1999, in connection with outside consultants for services related to Year 2000 Issues. All such expenditures have been charged in the Company's financial statements as an expense. In the event the Company has any unanticipated equipment purchases to replace non-compliant systems, those expenditures will be capitalized. Any costs associated with replacement equipment are not expected to be material. The Company has not tracked internal labor costs because the Company believes these costs to be immaterial. The balance of the internal labor costs associated with Year 2000 compliance is also expected to be immaterial but there can be no assurance that unanticipated costs will not be incurred.

                                                                   (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

On August 6, 1999, the Company received notice from The NASDAQ Stock Market stating that the Company was not in compliance with NASDAQ listing requirements because its stock had not maintained a minimum bid price of $1.00 for the last thirty days. If the Company fails to regain compliance or request a hearing, the Company's stock will no longer be listed on the NASDAQ Small Cap Market as of November 10, 1999. A hearing would allow the Company additional time within which to regain compliance. The Company intends to request a hearing, if necessary, and to actively pursue the retention of its listing on the NASDAQ Small Cap Market. If efforts to regain compliance are unsuccessful, management believes that the Company would then be listed on the OTC-Bulletin Board.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company conducted its 1998 annual meeting of shareholders on June 21, 1999.

     The following four directors were re-elected to hold office until the annual meeting of shareholders in 2000: Peter T. Kikis, Thomas P. Kikis, Steven B. Sands, and Lloyd H. Saunders, III.

     A motion to ratify the selection of D'Arcangelo & Co., LLP, to serve as auditors for the fiscal year ending March 31, 1999 was passed. The number of affirmative votes and the number of negative votes cast with respect to this matter is 4,109,601 and 59,010, respectively.

Item 6. Exhibits and Reports on Form 8-K

       (1)  Exhibits

            99.1 Press release dated August 16, 1999.

       (2)  Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMAND SECURITY CORPORATION

Date: August 16, 1999            By:/s/ William C. Vassell
                                    -----------------------------------------
                                    William C. Vassell, Chairman of the Board

                                 By:/s/ Nathan Nelson
                                    ------------------------------------------
                                    Nathan Nelson, Principal Financial Officer