Form 10-Q
period 1999-09-30
COMMAND SECURITY CORP
filed 1999-11-12
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the quarterly period ended September 30, 1999

                                      OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                        Commission file number 0-18684

                         Command Security Corporation
            (Exact name of registrant as specified in its charter)

          New York                                     14-1626307
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporationor organization)

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

Yes   X      No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,576,343 (as of November 9, 1999).

                         COMMAND SECURITY CORPORATION

                                    INDEX

PART I.  Financial Information                                       Page No.

Item 1.  Financial Statements

         Condensed Statements of Operations -
         three months and six months ended
         September 30, 1999 and 1998 (unaudited)                      2

         Condensed Balance Sheets -
         September 30, 1999 and March 31, 1999
         (unaudited)                                                  3

         Condensed Statements of Changes in Stockholders'
         Equity six months ended September 30, 1999 and
         1998 (unaudited)                                             4

         Condensed Statements of Cash Flows -
         six months ended September 30, 1999 and 1998
         (unaudited)                                                  5 - 6

         Notes to Condensed Financial Statements                      7 - 10

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition               11 - 15

PART II. Other Information

Item 1.  Legal Proceedings                                           16

Item 6.  Exhibits and Reports on Form 8-K                            16

Signature                                                            17

PART I. Financial Information

Item 1. Financial Statements

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                               Three Months Ended                       Six Months Ended

                                                          Sept. 30,          Sept. 30,           Sept. 30,          Sept. 30
                                                            1999               1998                1999               1998

Revenue                                                   $15,217,897        $15,579,240         $28,620,529        $29,930,579

Cost of revenue                                            12,357,669         12,931,347          23,291,864         24,894,000

Gross profit                                                2,860,228          2,647,893           5,328,665          5,036,579

Service contract revenue (note 1)                             160,504            245,346             347,835            541,089

                                                            3,020,732          2,893,239           5,676,500          5,577,668

Operating expenses
  General and administrative expenses                       1,975,138          2,188,025           3,933,440          4,142,739
  Amortization of intangibles                                 301,599            330,540             602,198            653,996
  Provision for doubtful accounts, net                         65,598             28,191             137,535            123,296

                                                            2,342,335          2,530,356           4,673,173          4,903,631


Operating profit                                              678,397            362,883           1,003,327            674,037

Interest income                                                52,715             34,250              96,242             61,301
Interest expense                                             (215,307)          (267,997)           (410,980)          (519,797)
Service company termination fee                                35,000                -0-              35,000                -0-
Equipment dispositions                                            164               (733)             16,814             (1,933)


Income before income taxes                                    550,969            128,403             740,403            213,608

Provision for income taxes                                        -0-                -0-                 -0-                -0-

Net income                                                    550,969            128,403             740,403            213,608

Preferred stock dividends                                     (55,830)           (37,661)            (96,504)           (75,322)


Net income applicable to
  common stockholders                                     $   495,139        $    90,742         $   643,899        $   138,286


Net income per common share                               $       .07        $       .01         $       .10        $       .02


Weighted average number
  of common and common
  equivalent shares outstanding                             6,658,143          6,658,143           6,658,143          6,658,143


          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

                           CONDENSED BALANCE SHEETS

                                 (Unaudited)

                                                          Sept. 30,       March 31,
                                                            1999            1999
ASSETS
Current assets:
  Cash                                                    $   371,186     $   122,470
  Accounts receivable, net                                 13,140,767      11,460,880
  Prepaid expenses                                            419,856         396,277
  Other receivables, net                                       34,330          53,381

    Total current assets                                   13,966,139      12,032,958

Property and equipment, net                                   969,341       1,031,042

Other assets:
  Intangible assets, net                                    1,034,313       1,606,511
  Restricted cash                                           1,116,068       1,091,527
  Other assets                                                432,747         425,942

    Total other assets                                      2,583,128       3,123,980

Total assets                                              $17,518,608     $16,187,980


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                    $   430,402     $   492,677
  Current maturities of obligations under capital leases       50,105          69,428
  Short-term borrowings                                     7,876,183       6,995,852
  Accounts payable                                            754,724         701,296
  Due to service companies                                    474,845         567,603
  Preferred dividends payable                                  40,674             -0-
  Accrued payroll and other expenses                        3,001,051       3,005,866

    Total current liabilities                              12,627,984      11,832,722

Self-insurance reserves                                       771,136         764,482
Long-term debt due after one year                             327,741         425,149
Obligations under capital leases due after one year            28,773          46,552

                                                           13,755,634      13,068,905

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value               2,033,682       2,033,682
  Common stock, $.0001 par value                                  666             666
  Additional paid-in capital                                9,181,493       9,277,997
  Retained earnings/(deficit)                              (7,452,867)     (8,193,270)

    Total stockholders' equity                              3,762,974       3,119,270


Total liabilities and stockholders' equity                $17,518,608     $16,187,980


          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (Unaudited)

                                                                                              Retained
                                              Preferred         Common      Paid-In           Earnings          Treasury
                                                Stock            Stock      Capital           (Deficit)          Stock

Balance at March 31, 1998                     $1,883,039        $ 801       $9,431,505        $(8,177,871)      $(3,000)

Retirement of treasury stock                                     (135)          (2,865)                           3,000

Preferred stock dividends                         75,322                       (75,322)

Net income - six months ended
  September 30, 1998                                                                              213,608

Balance at September 30, 1998                  1,958,361          666        9,353,318         (7,964,263)          -0-

Preferred stock dividends                         75,321                       (75,321)

Net loss - six months ended
  March 31, 1999                                                                                 (229,007)

Balance at March 31, 1999                      2,033,682          666        9,277,997         (8,193,270)          -0-

Preferred stock dividends                                                      (96,504)

Net income - six months ended
  September 30, 1999                                                                              740,403

Balance at September 30, 1999                 $2,033,682        $ 666       $9,181,493        $(7,452,867)      $   -0-


          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                          Six Months Ended

                                                    Sept. 30,          Sept. 30,
                                                      1999               1998

Cash flows from operating activities:
  Net income                                        $   740,403        $   213,608
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Depreciation and amortization                       841,630            876,611
    Provision for doubtful accounts                     137,535            123,296
    (Gain)/loss on equipment dispositions               (16,814)             1,933
    Self-insurance reserves                             127,169            350,610
    Increase in receivables,
      prepaid expenses and deposits                  (1,730,902)        (1,530,811)
    Decrease in accounts payable
      and other current liabilities                    (164,660)          (301,760)

        Net cash used in operating activities           (65,639)          (266,513)


Cash flows from investing activities:
  Purchases of equipment                                (49,650)           (59,645)
  Proceeds from sale of equipment                        16,650              1,507
  Purchases of intangible assets                        (12,000)           (45,738)
  Note issued                                               -0-             (5,000)
  Principal collections on notes receivable                 200             31,681

        Net cash used in investing activities           (44,800)           (77,195)


Cash flows from financing activities:
  Net borrowings on line-of-credit                      814,783          1,034,333
  Increase in cash overdrafts                               -0-             19,744
  Principal payments on other borrowings               (365,544)          (674,422)
  Principal payments on capital lease obligations       (34,254)           (35,947)
  Payments of preferred stock dividends                 (55,830)               -0-

        Net cash provided by financing activities       359,155            343,708


Net increase in cash and cash equivalent                248,716                -0-
Cash and cash equivalents at beginning of period        122,470                -0-
  Cash and cash equivalents at end of period        $   371,186        $       -0-


          See accompanying notes to condensed financial statements.

                                                                    (Continued)

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:

                                                           1999           1998

Interest                                                 $410,980      $522,559
Income taxes                                                  -0-           -0-


Supplemental Schedule of Non-Cash Investing and Financing Activities

For the six months ended September 30, 1999 and 1998, the Company purchased transportation and office equipment with direct installment and lease financing of $130,765 and $133,384, respectively.

The Company may obtain short-term financing to meet its insurance needs. For the six months ended September 30, 1999 and 1998, $122,644 and $44,100, respectively, was borrowed for this purpose. These borrowings have been excluded from the condensed statement of cash flows.

In August, 1999, the Company purchased certain guard service accounts and related equipment and supplies for a total consideration of $30,000. The Company paid $12,000 and issued a note for $18,000. The non-cash portion has been excluded from the purchase of accounts and issuance of notes in the statement of cash flows.

For the six months ended September 30, 1998, the Company accrued dividends of $75,322 payable in stock on its Series A convertible preferred stock. These charges to paid-in capital and credits to preferred stock have been excluded in the condensed statement of cash flows.

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

1.) Service Companies

The following is a summary of the service companies' activities for the six months ended September 30, 1999 and 1998, respectively, the components of which have been excluded from the Company's financial statements:

                                                        Three Months Ended              Six Months Ended

                                                     Sept. 30,        Sept. 30,      Sept. 30,     Sept. 30,
                                                      1999              1998           1999          1998

Employer of record service contract revenue

Service companies' guard service revenue             $     -0-        $2,106,702     $566,190      $6,007,998

Cost of revenue                                            -0-         1,504,176      444,664       4,437,786

Gross profit                                               -0-           602,526      121,526       1,570,212

Service companies' share of gross profit                   -0-           477,736       87,634       1,216,089

                                                           -0-           124,790       33,892         354,123

Non employer of record service contract revenue        160,504           120,556      313,943         186,966

    Total service contract revenue                   $ 160,504        $  245,346     $347,835      $  541,089


                                                                   (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

2.) Short-Term Notes Payable

In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement (the "agreement"). The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At September 30, 1999, the Company had used $7,758,666 of this line, representing 95% of its maximum borrowing capacity. Interest is payable monthly, at 1.5% above prime (9.75% at September 30, 1999). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The agreement will currently expire in February, 2001, and provides for automatic two year renewal terms.

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

4.) Self-Insurance

The Company adopted a partially self-insured health insurance program that covers all eligible administrative personnel, effective as of March 1, 1997. There is a maximum of $30,000 per year per employee and an aggregate amount per year, based on the number of participants (currently 60 employees, or $256,600), that the Company can be responsible for. A stop-loss insurance policy covers all claims in excess of the above amounts.

The Company has an insurance policy to cover workers compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Insurance providers assist the Company in determining its estimated liability for these claims.

The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through policies with third-party insurance companies. Such policies have limits of $1 million per occurrence and $10 million in the aggregate. In addition, the Company has obtained an excess liability policy that covers claims for an additional $30 million in the aggregate ($50 million as of October 1, 1999). The Company retains the risk for the first $50,000 per occurrence.

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

                                                                    (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

5.) Contingent Liabilities

The Company has guaranteed certain installment loans extended to various service companies and customer account purchasers by Capital Resources Company. The total outstanding balance on such loans as of September 30, 1999, was approximately $356,100.

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

The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through September 30, 1999, the Company has expended approximately $204,000 in legal fees in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and in March, 1999, accrued $92,000 for contingent legal fees incurred by one of the defendants, where management has determined that indemnification by the Company is probable . On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. On January 12, 1999, the Appellate Division dismissed the appeal and modified the lower court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. The Company is unable to reasonably estimate the potential impact on the Company's financial condition and results of operations from this lawsuit.

In August of 1998, the Company was informed that the United States Attorneys' Office for the Southern District of Florida was conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguards Division. The investigation concerns the accuracy and completeness of forms submitted in connection with Miami airport employee background verifications. The Company is cooperating with the investigation and is taking steps to ensure future compliance in all areas covered by the investigation. The Company has also instructed its local counsel to represent the Company in negotiations with the United States Attorneys' Office and is exploring various options regarding a resolution to this matter. As of September 30, 1999, the Company has accrued $110,000 for loss contingencies in connection with this matter.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following sections contain forward-looking statements. Please refer to the "Forward-Looking Statements" and "Cautionary Statement" sections at page 15 below.

Results of Operations

The following should be read in conjunction with the Company's financial statements and the related notes thereto.

Revenue decreased by $361,343 or 2.3% for the quarter ended September 30, 1999, to $15,217,897 from $15,579,240 for the quarter ended September 30, 1998. The decrease is primarily composed of the cumulative effect of temporary services and contract cancellations and terminations net of new contract starts. Within revenue for the quarter ended September 30, 1999, was approximately $527,000 for services to a regional long haul trucking concern that is in the process of liquidation while the quarter ended September 30, 1998, included approximately $210,000 of revenue from servicing the Goodwill Games. Management does not believe that the net decrease is indicative of a trend although, due to competitive nature of the business, there can be no assurance that future net increases can be obtained at acceptable margins to offset lost accounts.

For the six months ended September 30, 1999, revenue decreased by $1,310,050 or 4.4% to $28,620,529 from $29,930,579 for the six months ended September 30, 1998. The decrease is composed of approximately $2,800,000 cumulative effect of contract cancellations and terminations net of new contract starts from general commercial accounts offset by approximately $1,507,000 revenue increase from accounts within the commercial airline industry.

Gross profit increased by $212,335 to $2,860,228 or 18.8% of revenue for the quarter ended September 30, 1999, compared to $2,647,893 or 17% of revenue for the quarter ended September 30, 1998. This results from cost reductions of approximately $274,000, the major components of which are: $205,000 decrease in labor and subcontract costs due to the termination of some lower margin contracts and new and temporary business at improved margins, $130,000 reduction in self-insurance reserves for general liability claims, $57,000 reduction in payroll taxes due to more favorable unemployment insurance rates and increased usage of subcontractors and $10,700 decrease in union benefits costs due to recognition withdrawal by a key service employee union offset by increases in uniform expenses ($75,900), auto depreciation and expenses ($35,900) and new miscellaneous reserve ($25,000) for losses at client premises. These cost reductions are partially offset by the decrease in revenue mentioned above which caused gross profit to decrease by $62,100.

For the six months ended September 30, 1999, gross profit increased by $292,086 to $5,328,665, or 18.6% of revenue compared to $5,036,579 or 16.8%
of revenue for the six months ended September 30, 1998. This results from cost reductions of approximately $511,400, the major components consist of:
$419,000 decrease in labor costs due to termination of lower margin contracts, $130,000 reduction in general liability self-insurance reserves, $124,800 decrease in payroll related tax expenses and $38,400 decrease in union benefits, offset by increases in uniform expenses ($103,700), auto depreciation and expenses ($76,100) and a client premises loss reserve ($25,000). These net cost reductions are partially offset by the above noted decline in revenue which caused gross profit to decrease by $219,300.

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

                                                                    (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Service contract revenue decreased by $84,842 to $160,504 in the quarter ended September 30, 1999, from $245,346 in the quarter ended September 30, 1998. For the six months ended September 30, 1999, service contract revenue decreased by $193,254 to $347,835 from $541,089 for the six months ended September 30, 1998. This decrease is primarily due to the termination of two service agreements during the quarter ended June 30, 1999, and the renegotiation of one contract in August, 1998, from an employer of record to a non-employer of record type at a lower rate. At September 30, 1999, there are only two active service contracts where in either case the Company is not the employer of record. For the three months ended September 30, 1999, 38% of service fee revenue was generated from one key service client customer contract which terminated September 30, 1999. Although there are prospective clients, the Company did not sign new service agreements in the current quarter. If no new contracts are signed, service contract revenue will decrease as current contracts expire.

General and administrative expenses decreased by $212,887 to $1,975,138 for the quarter ended September 30, 1999, from $2,188,025 for the quarter ended September 30, 1998. The major areas of reduction are professional fees ($155,800) primarily due charges during the period ended September 30, 1998, in connection with the Florida Aviation Safeguard matter and the stockholder derivative action, both described in Note 5 to the condensed financial statements, resolution of disputed telephone expenditures ($37,000), improved management control over travel, entertainment and conference expenses ($35,900) and a penalty charge in September, 1998, of $58,000. These reductions were offset by increases in office and administrative salaries ($55,200) due to expansion in Florida and New York branches and a new contingency reserve for a labor union case ($25,000).

For the six months ended September 30, 1999, general and administrative expenses decreased by $209,299 to $3,933,440 compared to $4,142,739 for the six months ended September 30, 1998. The major areas of reduction are professional fees ($280,800), telephone expense recovery ($37,000), improved management controls over travel, entertainment and conference expenses ($45,200) and a penalty charge in September, 1998, of $58,000. These reductions were primarily offset by office and administrative salaries of approximately $222,000.

Amortization of intangibles decreased by $28,941 to $301,599 for the quarter ended September 30, 1999, compared to $330,540 for the quarter ended September 30, 1998. For the six months ended September 30, 1999, amortization of intangibles decreased by $51,798 to $602,198 compared to $635,996 for the six months ended September 30, 1998. This is primarily due to some intangible assets being fully amortized as of March 31, 1999. Amortization charges are expected to continue at current levels through March 2000, with significant reductions thereafter as purchased customer lists become fully amortized.

The provisions for bad debts increased by $37,407 to $65,598 for the quarter ended September 30, 1999, from $28,191 for the quarter ended September 30, 1998. For the six months ended September 30, 1999, the provision for bad debts increased by $14,239 to $137,535 compared to $123,296 for the period September 30, 1998. These increases are primarily due to the net effect of bad debt recoveries in the amount of $42,000 realized in the quarter ending September 30, 1998. Excluding these recoveries, current bad debt expense has decreased from prior year periods. This decrease is primarily due to improved collection procedures thereby reducing the occurrence of additional past due open receivables. The provision for bad debts is management's estimate of accounts that may be uncollectible based on the results of its continuous monitoring of accounts outstanding in excess of 60 days. It is not known if bad debts excluding recoveries will decrease in future periods nor are these decreases necessarily indicative of a trend.

Interest income increased by $18,465 to $52,715 for the quarter ended September 30, 1999, from $34,250 for the quarter ended September 30, 1998. For the six months ended September 30, 1999, interest income increased by $34,941 to $96,242 compared to $61,301 for the six months ended September 30, 1998. This increase resulted from the collection of interest from a key non-employer of record service agreement client whom prior to August, 1998 was contracted by the Company as an employer of record client where interest fee structure was not part of the contractual agreement.

                                                                    (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Conditions

Interest expense decreased by $52,690 to $215,307 for the quarter ended September 30, 1999, from $267,997 for the quarter ended September 30, 1998. For the six months ended September 30, 1999, interest expense decreased by $108,817 to $410,980 compared to $519,797 for the six months ended September 30, 1998. The decrease is due primarily to reductions in current maturities of long term debt with final payment of the Deltec loan arrangement in the quarter ended March 31, 1999, and reduced usage of the revolving loan arrangement with CIT Group/Credit Finance in conjunction with a reduced prime rate averaging 8 1/2 % in the quarter ended September 30, 1998, to 8 1/4% in the quarter ended September 30, 1999.

Service company termination fee of $35,000 was recognized during the quarter ended September 30, 1999, for terminating an Employer of Record service agreement prior to it's October 2000 expiration. Such termination fees are not expected to recur in future periods.

For the six months ending September 30, 1999, gain on equipment dispositions represents proceeds of a vehicle sold that had been fully depreciated.

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

As of September 30, 1999, the Company had borrowed $7,758,666 representing 95% of its maximum borrowing capacity based on definition of "eligible accounts receivable" under the terms of the revolving loan agreement. Generally, the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

The Company's operations for the six months ended September 30, 1999, resulted in an opening profit of $1,003,327, an increase of $329,290 compared to $674,037 from the six months ended September 30, 1998. On September 30, 1999, the Company had improved its cash position to a positive balance of $371,186. The Company, as of September 30, 1999, had positive working capital of $1,338,155, an increase of $1,137,919 from the working capital as of March 31, 1999, of $200,236. The Company anticipates continued improvements in working capital with improved operating results and reduced long term debt service requirements.

In August, 1998, the Company was informed that the United States Attorney's office for the Southern District of Florida was conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguard Division. The investigation concerns the accuracy and completeness of forms submitted in connection with Miami airport employee background verifications. The Company is cooperating with the investigation and is taking steps to ensure future compliance in all areas covered by the investigation. The Company has instructed its local counsel to represent the Company in negotiations with the United States Attorney's office and to accept the proposed pleas and waiver of indictment. The amount reserved by the Company as of September 30, 1999, of $110,000 covers fines and restitution that are detailed in the proposed plea.

                                                                    (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

In October, 1999, the Company's Board of Directors authorized the purchase of up to 100,000 shares of its common stock. On November 11, the Board authorized the purchase of up to an additional 100,000 shares through December 1, 1999. Through November 9, 1999, the Company purchased 81,800 shares for $82,204.

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

Most of the Company's desktop PC's are less than three years old and will not have a Y2K compatibility issue at all. There are minimal desktop PC's that are older then three years, which may have a problem with sorting or searching for documents that are stored on the hard drive. This potential problem will not warrant purchasing replacement PC's.

The Company is in the process of determining its contingency plans which will include identification of its most reasonably likely worst-case scenarios. The Company received responses from 64% of its inquiries to third parties, none of which indicated potential unresolved issues. Based on these responses and other currently available information, given reasonably likely worst-case scenarios, the Company's Year 2000 Issues and any potential interruptions, costs, damages or losses related thereto, may include delayed collections from certain guard service customers and thereby impact the Company's availability under its revolving loan agreement (see note 2 to the condensed financial statements). Other potential issues are not expected to be material. The Company believes that its accounts receivable collection and other compliance efforts have and will reduce the impact of such issues on the Company.

The Company has expended $29,100 through September 30, 1999, in connection with outside consultants for services related to Year 2000 Issues. All such expenditures have been charged in the Company's financial statements as an expense. In the event the Company has any unanticipated equipment purchases to replace non- compliant systems, those expenditures will be capitalized. Any costs associated with replacement equipment are not expected to be material. The Company has not tracked internal labor costs because the Company believes these costs to be immaterial. The balance of the internal labor costs associated with Year 2000 compliance is also expected to be immaterial but there can be no assurance that unanticipated costs will not be incurred.

On August 6, 1999, the Company received notice from the Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq listing requirements because its stock had not complied with the minimum bid price required of $1.00. The Company has obtained a stay of the delisting of its stock by submitting, on November 5, 1999, a request for hearing before Nasdaq. If efforts to regain compliance are not successful, management believes that the Company would then be listed on the OTC-Bulletin Board.

                                                                    (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

The forgoing "Management's Discussion and Analysis of Results of Operations and Financial Condition" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The section entitled "Cautionary Statement" below describes some, but not all of the factors that could cause these differences.

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

3. Although management currently has no reasonable basis of information upon which to conclude that any significant service company client or security guard customers will default, a default by a significant client or customer would have a material adverse impact on the Company's liquidity, results of operations and financial condition.

Additional detailed information concerning a number of factors that could cause actual results of differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10-Q and 8-K and its current registration statement on Form S-3 and any amendments thereto (all as filed with the Securities and Exchange Commission from time to time).

PART II. Other Information

Item 1. Legal Proceedings

(1) Reference is made to footnote 5 to the condensed financial statements presented herein.


Item 6. Exhibits and Reports on Form 8-K

(1)  Exhibits

     None

(2)  Reports on Form 8-K

     During the quarter the Company filed two Forms 8-K, dated July 1, 1999, and August 24, 1999, both reporting certain press releases.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMMAND SECURITY CORPORATION



Date: November 11, 1999          By:/s/ William C. Vassell
                                    William C. Vassell, Chairman of the Board


                                 By:/s/ Nathan Nelson
                                    Nathan Nelson, Principal Financial Officer