Form 10-Q
period 1999-12-31
COMMAND SECURITY CORP
filed 2000-02-14
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1999

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

Yes _X_      No ___

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of February 11, 2000).

                                               COMMAND SECURITY CORPORATION

                                                          INDEX

PART I. Financial Information                                          Page No.

Item 1. Financial Statements

        Condensed Statements of Operations -
        three months and nine months ended
        December 31, 1999 and 1998 (unaudited)                             2

        Condensed Balance Sheets -
        December 31, 1999 and March 31, 1999
        (unaudited)                                                        3

        Condensed Statements of Changes in Stockholders' Equity
        nine months ended December 31, 1999 and 1998
        (unaudited)                                                        4

        Condensed Statements of Cash Flows nine months
        ended December 31, 1999 and 1998
        (unaudited)                                                      5-7

        Notes to Condensed Financial Statements                         8-10

Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition                  11-15

PART II. Other Information

Item 1. Legal Proceedings                                                 16

Item 6. Exhibits and Reports on Form 8-K                                  16

Signature                                                                 17

PART I. Financial Information

Item 1. Financial Statements

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                           Three Months Ended                     Nine Months Ended

                                       Dec. 31,           Dec. 31,            Dec. 31,           Dec. 31,
                                       1999               1998                1999               1998

Revenue                                $15,322,437        $14,537,004         $43,942,966        $44,467,583
Cost of revenue                         12,818,623         12,143,633          36,110,487         37,037,633

Gross profit                             2,503,814          2,393,371           7,832,479          7,429,950

Service contract revenue (note 1)          107,395            187,042             455,230            728,131

                                         2,611,209          2,580,413           8,287,709          8,158,081

Operating expenses

  General and administrative expenses    2,064,989          2,188,502           5,998,429          6,314,841
  Amortization of intangibles              302,099            319,194             904,297            973,190
  Provision for doubtful accounts           61,507            181,969             199,242            353,262
  Bad debt recoveries                      (36,216)          (254,940)            (36,416)          (302,937)

                                         2,392,379          2,434,725           7,065,552          7,338,356


Operating profit                           218,830            145,688           1,222,157            819,725

Interest income                             40,787             45,382             137,029            106,683
Service company termination fee                -0-                -0-              35,000                -0-
Interest expense                          (205,067)          (243,873)           (616,047)          (763,670)
Equipment dispositions                      (4,704)           (11,511)             12,110            (13,444)


Income/(loss) before income taxes           49,846            (64,314)            790,249            149,294

Provision for income taxes                     -0-                -0-                 -0-                -0-

Net income/(loss)                           49,846            (64,314)            790,249            149,294

Preferred stock dividends                  (40,675)           (37,661)           (137,179)          (112,983)


Net income/(loss) applicable to
  common stockholders                  $     9,171        $  (101,975)        $   653,070        $    36,311


Net income/(loss) per common share     $      .001        $      (.02)        $       .10        $       .01


Weighted average number of
  common shares outstanding              6,574,800          6,658,143           6,630,261          6,658,143

          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

                           CONDENSED BALANCE SHEETS

                                 (Unaudited)


                                                              Dec. 31,          March 31,
                                                              1999              1999

ASSETS

Current assets:

  Cash                                                        $       -0-       $    122,470
  Accounts receivable - net                                    12,390,120         11,460,880
  Prepaid expenses                                                589,348            396,227
  Other receivables - net                                          69,126             53,381

    Total current assets                                       13,048,594         12,032,958

Property and equipment - net                                    1,005,087          1,031,042

Other assets:

  Intangible assets - net                                         732,213          1,606,511
  Restricted cash                                                 789,684          1,091,527
  Other assets                                                    498,809            425,942

    Total other assets                                          2,020,706          3,123,980


Total assets                                                  $16,074,387        $16,187,980



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Cash overdraft                                              $   992,031        $       -0-
  Current maturities of long-term debt                            436,422            492,677
  Current maturities of obligations under capital leases           35,579             69,428
  Short-term borrowings                                         6,524,744          6,995,852
  Accounts payable                                                636,076            701,296
  Due to service companies                                        280,169            567,603
  Preferred dividends payable                                      40,674                -0-
  Accrued payroll and other expenses                            2,570,151          3,005,866

    Total current liabilities                                  11,515,846         11,832,722

Self-insurance reserves                                           802,302            764,482
Long-term debt due after one year                                 328,544            425,149
Obligations under capital leases due after one year                19,862             46,552

                                                               12,666,554         13,068,905

Stockholders' equity:

  Preferred stock, convertible Series A                         2,033,682          2,033,682
  Common stock, $.0001 par value                                      651                666
  Additional paid-in capital                                    8,926,812          9,277,997
  Retained earnings/(deficit)                                  (7,403,021)        (8,193,270)
  Treasury stock at cost                                         (150,291)               -0-

    Total stockholders' equity                                  3,407,833          3,119,075


Total liabilities and stockholders' equity                    $16,074,387        $16,187,980

          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (Unaudited)

                                                                               Retained
                                 Preferred        Common       Paid-In         Earnings            Treasury
                                 Stock            Stock        Capital         (Deficit)           Stock

Balance at March 31, 1998         1,883,039         801         9,431,505       (8,177,871)           (3,000)
Preferred stock dividends           112,983                      (112,983)
Retirement of treasury stock                       (135)           (2,865)                             3,000
Net income - nine months ended
  December 31, 1998                                                                149,294

Balance at December 31, 1998      1,996,022         666         9,315,657       (8,028,577)              -0-
Preferred stock dividends            37,660                       (37,660)
Net loss - three months ended
  March 31, 1999                                                                  (164,693)

Balance at March 31, 1999         2,033,682         666         9,277,997       (8,193,270)              -0-
Return of escrowed
  common stock                                      (15)         (214,006)
Preferred stock dividends                                        (137,179)
Purchase of treasury stock                                                                          (150,291)
Net income - nine months ended
  December 31, 1999                                                                790,249

Balance at December 31, 1999     $2,033,682       $ 651        $8,926,812      $(7,403,021)        $(150,291)

          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                             Nine Months Ended

                                                                     Dec. 31,               Dec. 31,
                                                                     1999                   1998

Cash flow from operating activities:
  Net income                                                         $   790,249            $   149,294
  Adjustments to reconcile net income to net
    cash provided by/(used in) operating activities:
      Depreciation and amortization                                    1,274,219              1,304,512
      Provision for doubtful accounts, net of recoveries                 162,826                 50,325
      (Gain)/loss on equipment dispositions                              (12,110)                13,444
      Self-insurance reserves                                            274,900                496,760
      Stock compensation settlement                                     (154,021)                   -0-
      Increase in receivables,
        prepaid expenses and deposits                                   (949,512)            (2,209,064)
      Decrease in accounts payable
        and other current liabilities                                 (1,085,449)            (1,821,493)

        Net cash provided by/(used in) operating activities              301,102             (2,016,222)


Cash flows from investing activities:
  Purchases of equipment                                                 (97,865)               (83,801)
  Proceeds from sale of equipment                                         17,964                  2,255
  Purchase of intangible assets                                          (12,000)               (45,738)
  Notes issued                                                               -0-                 (5,000)
  Principal collections on notes receivable                                  200                 47,376

        Net cash used in investing activities                            (91,701)               (84,908)


Cash flows from financing activities:
  Net borrowings/(repayments) on line-of-credit                         (495,773)             1,639,429
  Increase in cash overdrafts                                            992,031              1,470,909
  Principal payments on other borrowings                                (529,196)              (956,385)
  Principal payments on capital lease obligations                        (52,137)               (52,823)
  Purchase of treasury stock                                            (150,291)                   -0-
  Payments of preferred stock dividends                                  (96,505)                   -0-

        Net cash provided by/(used in) financing activities             (331,871)             2,101,130


Net change in cash
  and cash equivalents                                                  (122,470)                   -0-
Cash and cash equivalents
  at beginning of period                                                 122,470                    -0-
    Cash and cash equivalents
      at end of period                                               $       -0-            $       -0-

          See accompanying notes to condensed financial statements.

                                                                   (Continued)

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:

                                          1999                   1998

  Interest                                $ 616,047              $ 767,855
  Income taxes                                  -0-                    -0-

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the nine months ended December 31, 1999 and 1998, the Company purchased transportation and office equipment with direct installment and lease financing of $260,357 and $184,287, respectively.

The Company generally obtains short-term financing to meet its insurance needs. For the nine months ended December 31, 1999 and 1998, $122,644 and $107,099, respectively, have been borrowed for this purpose. These borrowings have been excluded from the condensed statement of cash flows.

For the nine months ended December 31, 1998, the Company accrued dividends of $112,983 on its Series A convertible preferred stock. These charges to paid-in capital and credits to preferred stock have been excluded in the condensed statement of cash flows.

In December, 1999, the Company entered into an agreement modifying a stock compensation arrangement entered into in November, 1993, and canceling 150,000 shares of the Company's common stock held in escrow. The resultant charges to common stock and additional paid-in capital and credits to accrued expenses have been excluded from the condensed statement of cash flows.

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

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at December 31, 1999, and for the period then ended. All such adjustments are of a normal recurring nature, except for a decrease in compensation expense of $154,021 recognized in connection with the settlement of a stock compensation arrangement entered into in November, 1993.

1.) Service Companies

The following is a summary of the service companies' activities for the nine months ended December 31, 1999 and 1998, respectively, the components of which have been excluded from the Company's financial statements:

                                      Three Months Ended            Nine Months Ended
                                     Dec. 31,     Dec. 31,       Dec. 31,       Dec. 31,
                                     1999         1998           1999           1998

Service companies' guard
  service revenue                    $   -0-      $742,767       $566,190       $6,750,765
Cost of revenue                          -0-       594,478        444,664        5,032,264

Gross profit                             -0-       148,289        121,526        1,718,501
Service companies' share
  of gross profit                        -0-       104,832         87,634        1,320,921

Total employer of record
  service fees                           -0-        43,457         33,892          397,580
Other service revenue                107,395       143,585        421,338          330,551

Total service contract revenue      $107,395      $187,042       $455,320       $  728,131


                                                                    (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

2.) Short-Term Notes Payable

In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement (the "agreement"). The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At December 31, 1999, the Company had used $6,448,110 of this line, representing 84% of its maximum borrowing capacity. Interest is payable monthly, at 1.5% above prime (10% at December 31, 1999). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The agreement will currently expire in February, 2001, and provides for automatic two year renewal terms.

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

The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. In addition, the Company has obtained an excess liability policy that covers claims for an additional $50,000,000 in the aggregate. The Company retains the risk for the first $50,000 per occurrence.

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

                                                                    (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

5.) Contingent Liabilities

The Company has guaranteed certain installment loans extended to various service companies and customer account purchasers by Capital Resources Company. The total outstanding balance on such loans as of December 31, 1999, was approximately $317,100.

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

The Company is in negotiation with a client concerning disputed Company charges. The Company is unable to determine the maximum amount of potential loss that could arise as a result of the negotiations. Management believes that a prompt resolution will be in the best interests of the Company in terms of client relations and the avoidance of litigation costs and has accrued $220,000 in connection with this matter.

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

The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through December 31, 1999, the Company has expended approximately $204,000 in legal fees in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and in March, 1999, accrued $92,000 for contingent legal fees incurred by one of the defendants, where management has determined that indemnification by the Company is probable . On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. On January 12, 1999, the Appellate Division dismissed the appeal and modified the lower court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. The Company is unable to reasonably estimate the potential impact on the Company's financial condition and results of operations from this lawsuit.

In August of 1998, the Company was informed that the United States Attorneys' Office for the Southern District of Florida was conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguards Division. The investigation concerned the accuracy and completeness of forms submitted in connection with Miami airport employee background verifications. The Company is taking steps to ensure future compliance in all areas covered by the investigation. Local counsel representing the Company has completed negotiations with the United States Attorney's office whereby the proposed pleas and settlement were accepted by the United States Attorney's office and presented to the Court for its approval. The amount of $110,000 reserved by the Company for this matter covers restitution and fines.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following sections contain forward-looking statements. Please refer to the "Forward-Looking Statements" and "Cautionary Statement" sections at page 15 below.

Results of Operations

The following should be read in conjunction with the Company's financial statements and the related notes thereto.

Revenue increased by $785,433 or 5.4% for the quarter ended December 31, 1999, to $15,322,437 from $14,537,004 for the quarter ended December 31, 1998. The major components of this increase are approximately $520,000 due to the cumulative effect of new contract starts net of contract cancellations and terminations and approximately $265,000 for services to a long haul trucking concern that is in the process of liquidation. Management believes that the net increase is not necessarily indicative of a trend and, due to the competitive nature of the business, there can be no assurance that future net increases can be obtained at acceptable margins to offset lost accounts.

For the nine months ended December 31, 1999, revenue decreased by $524,617 or 1.2% to $43,942,966 from $44,467,583 for the nine months ended December 31, 1998. The decrease is composed of approximately $4,248,000 cumulative effect of contract cancellations and terminations net of new contract starts from general commercial accounts offset by approximately $2,933,000 revenue increase from accounts within the commercial airline industry and approximately $790,000 of non-recurring revenue due to the liquidation of a long haul trucking concern.

Gross profit increased by $110,443 to $2,503,814 or 16.3% of revenue for the quarter ended December 31, 1999, compared to $2,393,371 or 16.5% of revenue for the quarter ended December 31, 1998. Gross profit increased by $130,000 as a result of revenue growth mentioned above. However, cost of sales increased by $19,500, the major components of which are: an accrual increase of $120,000 regarding disputed Company charges with a client (see Note 5 to the condensed financial statements), increases in insurance costs ($48,000), various losses incurred at client premises ($32,000), an increase in uniform expense due to new start-ups ($33,000) and car depreciation and expenses ($19,000), offset by $183,000 decrease in labor and subcontract costs due to the termination of some lower margin contracts and new and temporary business at improved margins and a $31,000 reduction in payroll taxes due to more favorable unemployment insurance rates and increase in usage of subcontractors and $13,500 decrease in union benefit costs due to recognition withdrawal by a key service employee union.

For the nine months ended December 31, 1999, gross profit increased by $402,529 to $7,832,479, or 17.8% of revenue compared to $7,429,950 or 16.7%
of revenue for the nine months ended December 31, 1998. This results from cost reductions of approximately $490,000, the major components consist of:
$627,000 decrease in labor costs due to termination of lower margin contracts, $155,800 decrease in payroll related tax expenses, $216,000 reduction in general liability self-insurance reserves provisions and $51,900 decrease in union benefits, offset by increases due to accruals regarding disputed Company charges with a client of $220,000 (see Note 5 to the condensed financial statements), uniform expenses ($136,700), auto depreciation and expenses ($98,600), insurance costs ($60,500) and losses at client premises ($57,000). These net cost reductions are partially offset by the above noted decline in revenue which caused gross profit to decrease by $87,500.

Management expects margins to stabilize at between 16.5% and 18% of revenue as long as the economy remains strong. Should a recession develop, margins will trend lower due to, among other things, increased competition for accounts and potentially higher unemployment costs.

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

                                                                    (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Service contract revenue decreased by $79,647 to $107,395 in the quarter ended December 31, 1999, from $187,042 in the quarter ended December 31, 1998. For the nine months ended December 31, 1999, service contract revenue decreased by $272,901 to $455,230 from $728,131 for the nine months ended December 31, 1998. This decrease is primarily due to the termination of two service agreements during the quarter ended June 30, 1999, and the renegotiation of one contract in August, 1998, from an employer of record to a non-employer of record type at a lower rate. At December 31, 1999, there are only two active service contracts where in either case the Company is not the employer of record. Although there are prospective clients, the Company did not sign new service agreements in the current quarter. If no new contracts are signed, service contract revenue will decrease as current contracts expire.

General and administrative expenses decreased by $123,513 to $2,064,989 for the quarter ended December 31, 1999, from $2,188,502 for the quarter ended December 31, 1998. The major area of reduction is professional fees ($230,000) primarily due charges during the period ended December 31, 1998, in connection with the Florida Aviation Safeguard matter and the stockholder derivative action, both described in Note 5 to the condensed financial statements. The reduction was offset by increases in office and administrative salaries of $175,000 due to expansion in Florida and New York branches, reduced by a stock compensation settlement related credit of $154,000, payroll taxes ($17,000), recruitment advertising ($28,000) and an additional contingency reserve for a labor union case ($20,000).

For the nine months ended December 31, 1999, general and administrative expenses decreased by $316,412 to $5,998,429 compared to $6,314,841 for the nine months ended December 31, 1998. The major areas of reduction are professional fees ($510,000), telephone expense recovery ($37,000) and a penalty charge in September, 1998, of $58,000. These reductions were primarily offset by increases in office and administrative salaries of approximately $243,000 (net of the above mentioned $154,000 stock compensation related credit) and recruitment advertising of $51,000.

Amortization of intangibles decreased by $17,095 to $302,099 for the quarter ended December 31, 1999, compared to $319,194 for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, amortization of intangibles decreased by $68,893 to $904,297 compared to $973,190 for the nine months ended December 31, 1998. This is primarily due to some intangible assets being fully amortized as of March 31, 1999. Amortization charges are expected to continue at current levels through March, 2000, with significant reductions thereafter as purchased customer lists become fully amortized.

The provisions for bad debts, net of recoveries, increased by $98,262 to $25,291 for the quarter ended December 31, 1999, from ($72,971) for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, the net provision for bad debts increased by $112,501 to $162,826 compared to $50,325 for the period December 31, 1998. These increases are primarily due to the net effect of bad debt recoveries in the amount of $230,000 recovered from a former service agreement client in the quarter ending December 31, 1998. Excluding these recoveries, current bad debt expense has decreased from prior year periods. This decrease is primarily due to improved collection procedures thereby reducing the occurrence of additional past due receivables. The provision for bad debts is management's estimate of accounts that may be uncollectible based on the results of its continuous monitoring of accounts outstanding in excess of 60 days. It is not known if bad debts excluding recoveries will decrease in future periods nor are these decreases necessarily indicative of a trend.

Interest income decreased by $4,595 to $40,787 for the quarter ended December 31, 1999, from $45,382 for the quarter ended December 31, 1998. This decrease is primarily due to the termination of one key service agreement customer contract in September 30, 1999, reducing the amount of outstanding receivables that are being financed by the Company. For the nine months ended December 31, 1999, interest income increased by $30,346 to $137,029 compared to $106,683 for the nine months ended December 31, 1998. This increase resulted from the collection of interest from a non-employer of record service agreement that prior to August 1998 was contracted by the Company as an employer of record service agreement where interest fee structure was not part of the contract.

                                                                    (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Interest expense decreased by $38,806 to $205,067 for the quarter ended December 31, 1999, from $243,873 for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, interest expense decreased by $147,623 to $616,047 compared to $763,670 for the nine months ended December 31, 1998. The decrease is due primarily to reductions in current maturities of long term debt with final payment of the Deltec loan arrangement in the quarter ended March 31, 1999, and reduced usage of the revolving loan arrangement with CIT Group/Credit Finance while the prime rate averaging 7.84% in the quarter ended December 31, 1998 increased to 8.38% averaging in the quarter ended December 31, 1999.

For the nine months ending December 31, 1999, a service company termination fee of $35,000 was recognized for terminating an Employer of Record service agreement prior to it's October 2000 expiration. Such termination fees are not expected to recur in future periods.

For the nine months ending December 31, 1999, net gain on equipment dispositions represents proceeds of two vehicles sold in excess of book value.

Liquidity and Capital Resources

The Company pays its guard employees and those of its service agreement clients on a weekly basis, while its customers and the customers of service company clients pay for the services of such employees generally within 65 days after billing by the Company. In order to provide funds for payment to its guard employees, the Company uses a commercial revolving loan arrangement with CIT Group/Credit Finance (CIT). Under this agreement, borrowings may be made in an amount up to 85% of eligible accounts receivable, but in no event more than $10,000,000. The Company also has a term loan in the amount of $500,000 to be repaid in equal monthly installments over five years. The term loan matures in February, 2002. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 1/2% in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets.

As of December 31, 1999, the Company had borrowed $6,448,110 representing 84% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan agreement. Generally, the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

The Company's operations for the nine months ended December 31, 1999, resulted in an operating profit of $1,222,157, an increase of $402,432 compared to $819,725 from the nine months ended December 31, 1998. On December 31, 1999, the Company experienced a book cash overdraft of $992,031 for one business day which may have been covered with the excess availability of the Company's borrowing capacity as noted above. The Company, as of December 31, 1999, had positive working capital of $1,532,748, an increase of $1,332,512 from the working capital as of March 31, 1999, of $200,236. The Company anticipates continued improvements in working capital with improved operating results and reductions in long term debt service requirements.

In August, 1998, the Company was informed that the United States Attorney's office for the Southern District of Florida was conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguard Division. The investigation concerned the accuracy and completeness of forms submitted in connection with Miami airport employee background verifications. The Company continues to take steps to ensure future compliance in all areas covered by the investigation. Local counsel representing the Company has completed the negotiations with the United States Attorney's office whereby the proposed pleas and settlement were accepted and presented to the Court for its approval. The amount of $110,000 reserved by the Company covers restitution and fines that are detailed in the settlement.

                                                                    (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources (continued)

The Company is in negotiation with a client concerning disputed Company charges. Management believes that a prompt resolution will be in the best interest of the Company in terms of client relations and the avoidance of litigation costs. Management has estimated that the financial impact of the ultimate resolution of this dispute will be approximately $220,000. The basis of the dispute does not lead management to believe that this type of claim is indicative of a trend or that other similar disputes are likely to arise in the future.

In October, 1999, and November, 1999, the Company's Board of Directors authorized the purchase of up to 200,000 shares of its common stock through December 31, 1999. As of December 31, 1999, the Company purchased 145,800 shares for $150,291. Subsequently, in January, 2000, the Board authorized the purchase of 75,000 additional shares on the open market. Through February 10, 2000, the Company purchased the total currently authorized amount of 220,800 shares for $226,202. The Company may repurchase additional shares in the open market from time to time depending on market conditions.

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has committed approximately $300,000 to upgrade its computer system in order to enhance communications, data utilization and to maintain leadership role in security guard software. Management expects to have the new system operational in June, 2000, and has secured lease financing for the improvements providing for repayment terms over a three to five year period. The Company has no additional lines of credit other than discussed herein and has no other present material commitments for capital expenditures.

The Company has expended $30,540 through December 31, 1999, in connection with outside consultants for services related to Year 2000 issues. All such expenditures have been charged in the Company's financial statements as an expense. The Company was not required to purchase computer equipment to replace non-compliant systems. The Company has not tracked internal labor costs because the Company believes these costs to be immaterial and there are no further anticipated costs to be incurred. The only Year 2000 problem encountered was in a financial program which resides only on the Company's headquarters mainframe system and was insignificant. Subsequently, no other problems were encountered with regard to Year 2000 issues. The Company does not anticipate any major problems in the future in connection with the Year 2000 issue and will continue to monitor for potential glitches through March, 2000.

On August 6, 1999, the Company received notice from the NASDAQ Stock Market stating that the Company was not in compliance with NASDAQ listing requirements because its stock had not complied with the minimum bid price of $1.00. On November 30, 1999, the Company received notification that it was again in compliance with the bid price requirement for continued listing on the NASDAQ Small Cap Market.

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

Item 6. Exhibits and Reports on Form 8-K

        (1) Exhibits

            None

        (2) Reports on Form 8-K

            During the quarter the Company filed two forms 8-K, dated October 6, 1999, and November 1, 1999, both reporting certain press releases.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMAND SECURITY CORPORATION

Date: 2/14/00                                   By: /s/ William C. Vassell
                                                    William C. Vassell,
                                                    Chairman of the Board

                                                By: /s/ Nathan Nelson
                                                    Nathan Nelson,
                                                    Principal Financial Officer

                         COMMAND SECURITY CORPORATION

                     EXHIBIT 27 - FINANCIAL DATA SCHEDULE