Form 10-K
period 2000-03-31
COMMAND SECURITY CORP
filed 2000-06-29
CIK 864509

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

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

     Common Stock

-----------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

     As of June 27, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price of $0.72 on that date, was approximately $3,274,699.

     As of June 16, 2000, the registrant had issued and outstanding 6,287,343 shares of common stock.

                                     PART I

                                ITEM 1. BUSINESS

     Command Security Corporation ("Company") is a corporation formed under the laws of the State of New York on May 9, 1980. It principally provides uniformed security services from its eighteen operating offices in New York, Massachusetts, New Jersey, Illinois, California, Pennsylvania, Connecticut, Florida and Georgia to commercial, financial, industrial, aviation and governmental clients in the United States. Security services include providing uniformed guards for access control, theft prevention, surveillance, vehicular and foot patrol and crowd control. The Company employs approximately 73 employees indirectly attributable to guard services including supervisors and dispatchers, another approximately 87 administrative employees, including the executive staff, and approximately 2,640 hourly guards. The Company also provides administrative services for other security guard companies (formerly referred to as "service company clients") and back-office suppport to police departments for off-duty police services. Administrative service agreements are contracts with other security guard companies which provide security guard services to their clients, which include retail stores, residential and commercial real estate buildings, and government agencies. Police back-office support and the administrative services provided by the Company include scheduling, billing, collection and/or payroll.

     Management believes there is heightened attention to security matters due to the ongoing threat of criminal and terrorist activities. As a result of such attention, management further believes that the urban commercial centers served by the Company provide an opportunity for increased market participation and growth.

     The Company provides its security services to a wide range of industries which the Company has categorized into three groups. The first includes aviation and airport related clients to which the Company provides boarding security and baggage handling services in accordance with Air Transportation Association and Federal Aviation Administration standards. The second group includes industrial and commercial clients such as retail chains, construction sites and health care institutions. Included in this second group is the Company's national network of independent security guard companies which service Company clients with ATM sites throughout the United States. The third group includes governmental and quasi-governmental clients such as cities and statewide institutions.

     From 1983, when William C. Vassell, the Company's Chairman of the Board acquired control, to June 1990, the Company expanded its business through internal sales efforts and by acquisitions of the customer lists of smaller security firms in markets the Company was already serving.

     In 1990, the Company began offering administrative service agreements to other security guard companies. Pursuant to written administrative service agreements, the Company provides computerized scheduling and information system and programs, as well as accounts receivable financing and insurance resources. Accounts receivable financing is secured by the administrative service company's clients accounts receivable, customer lists, contracts, all other assets and the personal guarantee of the owner(s) of the administrative service company. The Company charges a fee equal to a percentage of the administrative service client's revenue or gross profits. Administrative service clients are classified into two categories: the employer of record and non-employer of record. The security guards of an employer of record client are employed by the Company and receive W2 forms at year end with the

Company's EIN number. This is similar to an employee leasing arrangement. GAAP principals are similar for both employer of record and non-employer of record categories: neither the sales revenue generated by the administrative service client nor the associated expenses are accounted for within the Company's operations. Financed receivables are included in the Company's accounts receivable figures. Administrative service revenue is shown as a separate revenue line item in the Company's Statement of Operations.

     In 1998, the Company began developing and implementing a national network of independent security guard companies to service clients with ATM sites throughout the United States. The Company offers these services in 47 states, and Canada through approximately 291 affiliates and believes this is a growing niche business.

Operations

     As a licensed watchguard and patrol agency, the Company furnishes guards to its security service customers to protect people or property and to prevent the theft of property. In this regard, the Company principally conducts business by providing guards and other personnel who are, depending on the particular requirements of the customer, uniformed or plainclothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts such as fire stations, reception areas or video monitors. The Company's guards maintain contact with headquarters or supervisors via car radio or hand-held radios. In addition to the more traditional tasks associated with access control and theft prevention, guards respond to emergency situations and report to appropriate authorities for fires, natural disasters, work accidents and medical crises. The Company also provides private investigation services.

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

     Under the law of negligence, the Company can be liable for acts or omissions of its agents or employees performed or occurring in the course of their employment. The nature of some of the services provided by the Company (eg. crowd control and armed guard services) potentially exposes it to risks of liability for employee conduct. The Company currently maintains general liability insurance in the amount of $1.0 million per occurrence and umbrella liability insurance in the amount of $50 million per occurrence and $50 million in the aggregate, which it believes is suitable and at a level customary for the industry for a business of its size.

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

     The Company generally renders its security services pursuant to a standard form security services agreement which specifies the personnel and/or equipment to be provided by the Company at designated locations and the rates therefor, which typically are hourly rates per person. Rates vary depending on base, overtime and holiday time worked, and the term of engagement. The Company assumes responsibility for a variety of functions including scheduling each customer site, paying all guards and providing uniforms, equipment, instruction, supervision, fringe benefits, bonding and workers' compensation insurance. These security services agreements also provide customers with flexibility by permitting reduction or expansion of the guard force on relatively short notice. The Company is responsible for preventing the interruption of security services as a consequence of illness, vacations or resignations. In most cases the customer also agrees not to hire any security personnel used by the Company for at least one year after the termination of the engagement. Each security services agreement may be terminated by the customer, typically with no prior notice or short notice (usually 30 days). In addition, the Company may terminate an agreement immediately upon default by the customer in payment of monies due thereunder or if there is filed by or against the customer a bankruptcy petition or if any other act of bankruptcy occurs.

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

     The Company's policy requires that all selected applicants for Company guard positions undergo a detailed pre-employment interview and a background investigation covering such areas as employment, education, military service, medical history and, subject to applicable state laws, criminal record. In certain cases the Company employs psychological testing and, where permitted, uses pre-employment polygraph examinations. Personnel are selected based upon physical fitness, maturity, experience, personality, stability and eliability. Medical examinations and substance abuse testing may also be performed. Prerequisites for all Company guards include a good command of the English language and the ability to communicate well and write a comprehensive and complete report. Preference is given to applicants with previous experience, either as a military or a civilian security-police officer.

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

Significant Customers

     British Air accounted for approximately $6,027,000 or 10% of the Company's gross revenue in the fiscal year ended March 31, 2000. During fiscal 1999 and 1998 there was no individual client accounting for 10% or more of revenue.

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

     The Federal Aviation Administration has recently proposed new rules for certification of screening companies including the Company's Aviation Safeguard Division. The proposed rule has two objectives: procedures for certification of screening companies used by airlines and airport authorities as well as other requirements to enhance airport screening such as training and testing requirements. Implementing these changes will increase the Company's expenditures and require a higher technical staffing level. The Company is expected to pass these costs to the air carriers through pricing amendments.

Employees

     The Company currently employs approximately 2,640 hourly workers performing guard services and approximately 73 other employees indirectly attributable to guard services including supervisors and dispatchers. The Company also employs approximately 87 executive, sales, administrative or clerical staff, most of whom are salaried.

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

     Approximately 58% of the Company's employees hired for guard service customers do not belong to a labor union. The Company's New York City employees, and its employees at Los Angeles International Airport, who together represent approximately 42% of the Company's employees for guard service customers, work under collective bargaining agreements with the following unions: Allied International Union; and Special & Superior Officers Benevolent Association. Most of the Company's New York City and Chicago competitors also are unionized. The Company has experienced no work stoppages attributable to labor disputes. The Company believes that its relations with its employees are satisfactory. Guards and other personnel supplied by the Company to its customers are employees of the Company, even though they may be stationed regularly at the customer's premises.

Service Marks

     The Company believes itself to be the owner of the service marks "Command Security Corporation", "CSC" and "CSC Plus" design for security guard, detective, private investigation services and security consulting services. On February 22, 1994, the service mark assignment was recorded with the U.S. Patent and Trademark Office, Registration No. 1,823,346. The Prior registration number was No. 1,662,089.

     The Company also believes itself to be the owner of the trademark "Smartwheel" for the computer program for use in dispatching and tracking small vehicles such as carts and wheelchairs at transportation terminals. The trademark was acquired as part of United Security Group, Inc. acquisition. On May 23, 1995 the trademark was registered with the U.S. Patent and Trademark Office, Registration No. 1894956.

                               ITEM 2. PROPERTIES

     As of March 31, 2000, the Company owned and used in connection with its business approximately 76 vehicles.

     As of March 31, 2000, the Company did not own any real property. It occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, of approximately 6,600 square feet with a base annual rental of $102,300 under a five year lease expiring September 30, 2003. The Company also occupies the following offices:

                                                       Square       Base Annual
Location                               When Opened     Footage      Rent
--------                               -----------     -------      -----------

Los Angeles International               8/15/96          647        $17,236
  Airport
380 World Way, Box N-28
Los Angeles, CA

5801 E. Slauson Avenue                  11/9/94        1,689        $22,295
Suite G-160
Los Angeles, CA

1651 E. Fourth Street                   8/10/99          762        $11,724
Suite 144
Santa Ana, CA

7841 Balboa Ave.                         2/8/00          395        $ 6,000
San Diego, CA

8939 S. Sepulveda Blvd.                  3/1/00        1,422        $22,188
Suite #201
Los Angeles, CA

1450 Barnum Avenue                       2/1/98        2,300        $19,558
Suite 105
Bridgeport, CT

15 Lewis Street, Suite 207
Hartford, CT                             5/1/92        1,075        $13,320

2777 Summer Street                      3/13/95         1515        $30,300
Stamford, CT

8181 North West 36th St.                 6/1/98          300        $11,700
Unit 21A
Miami, FL

800 Virginia Avenue                      8/1/97          400        $ 7,881
Suite 53
Fort Pierce, FL

3500 North  State Road                   5/1/97          300        $ 7,447
#200D
Lauderdale Lakes, FL

10105 West Sample Rd.                    6/1/99          400        $ 4,200
Coral Springs, FL

Miami Int'l. Airport                     7/1/98          130        $ 9,210
Miami, FL

954 South Main Street                    5/1/98          900        $ 9,375
Suite 120
Conyers, GA

10 West 35th Street                      3/1/99        1,059        $17,791
Suite 11F3-4
Chicago, IL

Cummings Park                           3/15/99          198        $ 3,663
S-224
Woburn, MA

The Poughkeepsie Plaza Mall
Poughkeepsie, NY                         9/1/83          920        $12,000

331 Park Avenue South
10th Floor
New York, NY                            11/1/91        3,400        $60,300

331 Park Avenue South                    2/1/93        3,400        $60,300
11th Floor
New York, NY

300 Hamilton Avenue
Suite 300
White Plains, NY                        8/15/96        1,538        $22,301

505 Main Street
Suite #2
Williamsville, NY                        5/1/93          680        $ 5,700

JFK International Airport                4/1/97        1,700        $67,200
175-01 Rockaway Boulevard
Jamaica, NY

1237 Central Avenue                    10/19/93          400        $ 4,800
Suite 201
Albany, NY

2144 Doubleday Avenue                    4/1/93          800        $12,840
Ballston Spa, NY

52 Oswego Rd.                            6/1/98          120        $ 1,500
Baldwinsville, NY

3366 Parke Avenue                        3/1/00        1,000        $12,000
Office #210
Wantagh, NY

55 Park Avenue                           5/1/98          300        $ 7,200
Apartment 1NW
New York, NY

2222 Morris Avenue                       2/1/98        2,250        $23,100
Union, NJ

124 Chestnut Street, Suite 5           11/25/96          500        $ 8,460
Philadelphia, PA

RR4, Box 8269                            2/1/98                     $ 4,800
Milford, PA

613 West Hartford St.                    6/1/00         1200        $14,400
2nd Floor
Milford, PA

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

     On or about December 4, 1997, an outside shareholder and four of the Company's directors (Sands, P. Kikis, Saunders, and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 606166/97) against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. The claims against the Company's outside corporate and securities counsel have since been dismissed. The complaint alleges that one or more of the defendant-directors engaged in improper activities, including ultra-vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud and waste of corporate assets. These charges are based upon claims that the defendant-directors concealed information from the plaintiff-directors regarding the Company's earnings, lacked power to enter into an employment agreement on behalf of the Company with Mr. Robinett, and entered into administrative service agreements with financially unstable companies without performing due diligence. The plaintiffs further allege that the Company has failed to appoint a replacement to the office of president and that the directors have entered into a shareholder agreement which is violative of public policy. Plaintiffs seek the award of money damages in an amount which is "not less than" $11 million from the individual defendants, a declaratory judgment that the shareholder agreement is void, an order for an accounting, certain other injunctive relief and attorneys' fees and disbursements.

     The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company's insurance carrier has reserved its rights with respect to the defense and indemnity of Command based on a claimed exclusion from coverage. To date, the Company has not been notified of declination of coverage. The Company may have a claim against its carrier based on the carrier's failure to timely disclaim coverage. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 2000, the Company has expended and charged earnings with approximately $204,000 in legal fees (none during the year ended March 31, 2000) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and in March, 1999, accrued a $92,000 contingency for legal fees incurred by one of the defendants, where Management has determined that indemnification by the Company is probable. On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. At a duly convened meeting of the board of directors on June 22, 1998, the board voted unanimously to elect Mr. Snitow as an acting director and to appoint him acting president and chief executive officer pending the outcome of the appeal. On January 12, 1999, the Appellate Division dismissed the appeal and modified the lower court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. Mr. Snitow is a partner in the law firm of Snitow & Cunningham, LLP, located in New York, New York.

     The Company is unable to reasonably estimate the potential continued impact on the Company's financial condition and results of operations from this lawsuit. The parties are currently in agreement that future proceedings will be held in abeyance while management is exploring alternate ways to settle the litigation.

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

     The Company has been named as a defendant in several other employment related claims, including claims of sexual harassment by current and former employees, some of which are currently under investigation by the New York State Division of Human Rights. At this time the Company is unable to determine the impact on the financial position and results of operations that these claims may have should the investigation conclude that they are valid.

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

     In August of 1998, the Company was informed that the US Department of Transportation, the Federal Aviation Authority and the United States Attorneys' Office for the Southern District of Florida were conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguards Division. The investigation concerned the official certifications of employee background investigations made by the Company's Aviation Safeguards division through its branch manager. Indications are that the background investigations were not properly conducted and hence the certifications were false and in violation of United States Code and regulations. The Company has cooperated fully with the investigation and is taking steps to ensure future compliance in all areas covered by the investigation. The Company's local counsel has completed negotiations with the United States Attorney's office whereby the proposed pleas and settlement were accepted by the United States Attorney's office and approved by the Court. As a result of this settlement, in March, 2000, the Company paid $35,400 and has accrued an additional $75,000, payable in three equal installments during the year ending March 31, 2001.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on March 14, 2000. Five of the Company's Directors were elected to two year terms at the Annual Meeting of Shareholders. The following sets forth the number of votes cast for or withheld from each of the five directors.

Name                                For                       Withheld

Franklyn H. Snitow                  4,084,100                 172,346
William C. Vassell                  4,084,400                 172,046
Gordon Robinett                     4,012,921                 243,525
Gregory Miller                      4,012,621                 243,825
Peter J. Nekos                      4,084,800                 171,646

     The following Directors continued in their term of office until the Company's next Annual Meeting of Shareholders: Peter T. Kikis, Steven B. Sands, Lloyd H. Saunders, III, and Thomas P. Kikis.

     The only other item of business of the Company's Annual Meeting of Shareholders was to ratify the selection of D'Arcangelo & Co., LLP to serve as the Company's auditors for the fiscal year ending March 31, 2000. The proposal was passed by the following vote: For - 4,226,949, Against - 11,470, Abstain - 19,027.

                                   PART II

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                             STOCKHOLDER MATTERS

     Since July 10, 1995 the Company's common stock has been traded on the over-the-counter NASDAQ SmallCap market under the symbol "CMMD." For several years prior to that time the Company's common stock was traded on the NASDAQ National Market.

     The following table sets forth, for the calendar periods indicated, the high and low sales price for the Common Stock as reported by the NASDAQ Stock Market, Inc. for each full quarterly period within the two most recent fiscal years.


             Period<F1>                                       Last Sales Price
             ---------                                        ------------------------

             1999                                             High               Low
             --------------                                   -----              -----
             First Quarter                                    1.312              0.812
             Second Quarter                                   0.968              0.625
             Third Quarter                                    1.281              0.625
             Fourth Quarter                                   1.812              0.937

             2000                                             High               Low
             --------------                                   -----              -----
             First Quarter                                    1.437              0.937
             Second Quarter                                   1.093              0.687
             Third Quarter                                    1.125              0.625
             Fourth Quarter                                   1.375              0.718

<F1> Reflects fiscal years ended March 31 of the year indicated.



     The above quotations do not include retail mark-ups, mark-downs or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

As of June 16, 2000 there were approximately 209 holders of record of the Company's common stock. Management believes there are approximately 1,369 beneficial holders of the Company's common stock.

     The last sales price of the Company's common stock on June 27, 2000, was $0.72.

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

         On May 31, 2000, the Company was informed that its common stock was not in compliance with the minimum bid price requirements for continued listing on The Nasdaq Small Cap Market. If the Company is unable to demonstrate compliance with the minimum bid price requirements on or before August 29, 2000, its common stock will be delisted at the opening of business on August 31, 2000. The Company's management fully recognizes the importance to its shareholders of continued listing on The Nasdaq Small Cap Market. The Company intends to take actions to comply with the listing requirements and thereby retain its listing on The Nasdaq Small Cap Market.

                         COMMAND SECURITY CORPORATION

                       ITEM 6. SELECTED FINANCIAL DATA

The financial data included in this table have been derived from the financial statements as of and for the years ended March 31, 2000, 1999, 1998, 1997, and 1996, which have been audited by independent certified public accountants. The information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with the financial statements and related notes included in the Report.

                                                                           Statement of Operations Data
                                                                               Years Ended March 31,

                                                        2000           1999            1998            1997           1996

Revenue (excluding administrative service revenue)      $59,245,927    $57,642,041     $51,796,882     $49,237,418    $54,995,444
Gross profit                                            $10,002,866    $ 9,716,418     $ 7,340,096     $ 8,443,578    $ 8,496,499
Administrative service revenue                          $   554,196    $   913,498     $ 1,450,592     $ 1,471,313    $ 1,519,803
Operating profit/(loss)                                 $   330,705    $   877,434     $(2,915,001)    $ 1,267,805    $ 1,250,713
Net income/(loss)                                       $  (309,710)   $   (15,399)    $(4,013,890)    $   450,030    $   511,650
Income/(loss) per common share                          $      (.07)   $      (.02)    $      (.62)    $       .05    $       .06
Weighted average number of common shares outstanding      6,535,581      6,658,143       6,689,352       6,955,548      6,663,986

                                                                          Balance Sheet Data as of March 31,

                                                        2000           1999            1998            1997           1996

Working capital/(deficiency)                            $   749,710    $   200,236     $(1,122,869)    $ 1,413,212    $   218,968
Total assets                                            $15,347,971    $16,187,980     $17,697,259     $23,188,576    $22,384,414
Short-term debt<F1>                                     $ 7,716,870    $ 7,557,957     $ 7,994,445     $ 8,817,997    $ 8,506,911
Long-term debt<F2>                                      $   587,637    $   471,701     $   531,323     $ 1,284,423    $ 1,194,505
Redeemable convertible preferred stock                  $        -0-   $        -0-    $        -0-    $ 1,743,555    $ 1,614,525
Stockholders' equity                                    $ 2,191,291    $ 3,119,075     $ 3,134,474     $ 5,731,180    $ 5,189,226


<F1> The Company's short-term debt includes the current maturities of long-term debt, obligations under capital leases, and short-term borrowings. See Notes 6, 8 and 14 of "Notes to Financial Statements"

<F2> The Company's long-term debt includes the long-term portion of obligations under capital leases.


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

For the fiscal year ended March 31,2000, the Company's operations resulted in a net loss of $309,710 after the loss of $738,117 in connection with Tower Air, Inc. Chapter 11 bankruptcy filing compared to a loss of $15,399 for the fiscal year ended March 31, 1999. In addition, as of March 31, 2000, the Company had positive working capital of $749,710 compared to positive working capital of $200,236 as of March 31, 1999.

On November 30, 1998, the Company announced that it was engaging in discussions concerning the possible sale of the Company. Senior management representatives continued meeting with interested parties through August of 1999. These discussions did not lead to any agreements with respect to a sale of the Company.

Results of Operations
Fiscal Year ended March 31, 2000 Compared with March 31, 1999

During the fiscal year ended March 31, 2000, revenue increased by $1,603,886 to $59,245,927 from $57,642,041 for the fiscal year ended March 31, 1999. The major components of this increase are: approximately $4,830,000 from additional accounts within the commercial airline industry; $580,000 of additional non-recurring revenue consisting of approximately $790,000 in fiscal 2000 due to the liquidation of a long haul trucking concern while fiscal 1999 had $210,000 non-recurring revenue due to the Goodwill Games; and approximately $764,000 increase in revenue from the servicing of new ATM sites through the network of independent security guard companies. The above increases were partially offset by approximately $4,570,000 of contract cancellations and terminations net of new contract starts from general commercial accounts especially in New York City, Long Island and California representing 73% of lost revenue. Management believes that the net increase is not necessarily indicative of a trend and, due to the competitive nature of the business, there can be no assurance that future net increases can be obtained at acceptable margins to offset lost accounts.

Gross profit increased by $286,448 to $10,002,866 or 16.88% of revenue for the fiscal year ended March 31, 2000, compared to $9,716,418 or 16.86% of revenue for the fiscal year ended March 31, 1999. Gross profit increased by approximately $433,748 as a result of revenue growth mentioned above. However, this increase is offset by an increase in cost of sales of $147,300, the major components of which consist of: accruals regarding disputed Company charges with an administrative service client of $310,000 (see Note 13 to the Financial Statements), an increase in uniform expense of $161,600 partially due to new start-ups, car depreciation and expenses of $148,000 due to increase in number of vehicles servicing customers and inflationary fuel prices, increase in worker's compensation estimated losses of $119,300, insurance cost increase of $101,100 and various losses incurred at client premises of $67,000 offset by $546,500 decrease in labor costs due to termination of lower margin accounts and new and temporary business at improved margins, $125,000 reduction in general liability self-insurance reserves provisions, $62,600 decrease in union benefit costs due to recognition withdrawal by a service union and $25,600 decrease in payroll related taxes due to more favorable unemployment insurance rates and increase in usage of subcontractors.

The Company insures against general liability claims and lawsuits through a general liability insurance policy with a third-party insurance carrier. The policy has a limit of $1,000,000 per occurrence and an additional limit of $10,000,000 in the aggregate. The Company retains the risk for the first $50,000 for each occurrence. The Company has an excess general liability insurance policy covering an additional $50,000,000 in the aggregate ($30,000,000 prior to October 1, 1999). The general liability self-insurance reserve is based on existing claims, actuarial computations and the timing of reported claims that are all factored to estimate losses incurred but not yet reported to the Company. At this time, it is not known if similar decreases will continue in future periods.

The Company has a worker's compensation insurance policy where the premium is based on incurred losses as determined at the end of coverage period plus the basic insurance amounts. The worker's compensation basic premium is determined by the insurance carrier and includes its overhead costs and insurance premium. The insurance premium portion is insurance coverage for Company annual losses in excess of $1,875,000 for both policy years October 1, 1998 through September 30, 1999 and October 1, 1999 through September 30, 2000, plus losses exceeding the $500,000 limit for one occurrence.

Management expects margins to stabilize at between 16.5% and 18% of revenue as long as the economy remains strong. Should a recession develop, margins will trend lower due to, among other things, increased competition for accounts and potentially higher employment costs.

The Company provides payroll and billing services and accounts receivable financing through contracts with administrative service clients for a percentage of the revenue or gross profit generated from their business. The Company owns the accounts receivable and, depending on the individual contract, may be the employer of record of the guards who provide the services to the customers of the administrative service client. Whenever contracted as the employer of record, the legal liability for tax withholdings including FICA and unemployment insurance taxes is borne by the Company. Additionally, the Company is responsible for worker's compensation and general liability claims for damages which result from the employees' conduct and/or negligence. The administrative service client manages its internal operations including sales and marketing of its guard contracts. The caption "Administrative Service Revenue" represents the income earned on the Administrative Agreements as well as income earned on back-office support to police departments for off-duty police services. Administrative Service revenue decreased by $359,302 to $554,196 for the fiscal year ended March 31, 2000, compared to $913,498 for the fiscal year ended March 31, 1999. The decrease is primarily due to the termination of two administrative service agreements during the quarter ended June 30, 1999 and the renegotiation of one contract in August, 1998 from an "employer of record" administrative service contract to a "non employer of record" contract expiring in February, 2001 at a lower service rate ($282,581 in fiscal 2000 and $272,580 in fiscal 1999). By mutual consent, this contract was terminated in May, 2000 as part of the final settlement regarding disputed Company charges (see Note 13 to Financial Statements) and consequently administrative service revenue in fiscal 2001 will decrease by approximately $260,000. Although there are potential new administrative service clients, the Company did not sign any new administrative service agreements in this fiscal year. The Company currently services one administrative service client. Additionally, the Company services one police department in connection with off-duty police support.

General and administrative expenses decreased by $190,003 to $8,187,675 in the fiscal year ended March 31, 2000, from $8,377,678 in the fiscal year ended March 31, 1999. The major area of reduction is professional fees ($644,300) primarily due to legal fees expended in fiscal 1999 in connection with the derivative action disclosed in footnote 13 to the Financial Statements and "Legal Proceedings", above, as well as legal and compliance-related consulting fees incurred in connection with the Miami airport employee background verification matter also disclosed in footnote 13 to the Financial Statements. The reduction was primarily offset by increases in office and administrative salaries of $268,900 due to expansion in Florida and corporate administration after the reduction of $154,000 for a stock compensation settlement related credit, recruitment advertising of $80,600 due to a tightened labor market and increase in new business, $23,000 increase in health insurance costs due to the termination of partially self-insured health insurance program and other costs of approximately $83,000.

Amortization of intangibles decreased by $104,239 to $1,176,448 for the fiscal year ended March 31, 2000 from $1,280,687 for the fiscal year ended March 31, 1999. This decrease is primarily due to intangible assets from the United Securities Group Inc. and Madison Detective Services, Inc. acquisitions being fully amortized. Amortization charges are expected to be significantly lower in fiscal 2001 and thereafter as additional purchased customer lists become fully amortized.

The provisions for bad debts increased by $602,021 to $969,937 for the fiscal year ended March 31, 2000, from $367,916 for the fiscal year ended March 31, 1999. The Chapter 11 bankruptcy filing of Tower Air, Inc., the Company's second largest customer, on February 29, 2000, resulted in an increase of $738,117 in the provision for bad debts. This provision represents the Company's total exposure in connection with Tower Air, Inc. and the total loss amount is deemed unrecoverable.

Excluding the loss on Tower Air, bad debt expense has decreased $136,100 due to improved collection procedures reducing the occurrence of additional past due receivables. The provision for bad debts is management's estimate of accounts that may be uncollectible based on the results of its continuous monitoring of accounts outstanding in excess of 60 days. It is not known if bad debts will decrease in future periods.

Bad debt recoveries decreased by $209,467 to $106,578 for the fiscal year ended March 31, 2000 from $316,045 for the fiscal year ended March 31, 1999. This decrease is principally due to a $250,000 unusual bad debt recovery in fiscal 1999 from a former administrative service client in Texas.

The Company has settled various labor claims in fiscal 1999 for lower amounts than the $174,000 loss contingencies accrued in fiscal 1998. No similar labor claims requiring loss accruals were presented to the Company in both fiscal 1999 and fiscal 2000.

The Company recorded a loss on the value of intangible assets of $58,646 for the fiscal year ended March 31, 1999 due to management's re-evaluation of the business retained in New Jersey from the Pro-Tech Security Services, Inc. acquisition. There was no similar loss in fiscal 2000.

Interest income increased by $21,317 to $172,533 for the fiscal year ended March 31, 2000 compared to $151,216 for the fiscal year ended March 31, 1999. This increase resulted from the collection of interest from a non-employer of record administrative service client that prior to August 1998 was contracted by the Company as an employer of record administrative service client where interest fee structure is excluded from the contract. Interest income in fiscal 2001 is expected to decrease by approximately $78,000 as a result of the termination of the above administrative service client in May, 2000 (see note 13 of Financial Statement).

Interest expense decreased by $143,358 to $848,860 for the fiscal year ended March 31, 2000 compared to $992,218 for the fiscal year ended March 31, 1999. This decrease is due primarily to reductions in current maturity of long-term debt with final payment of the Deltec loan arrangement in March 31,1999, and reduced usage of the revolving loan arrangement with CIT Group/Business Credit, Inc. while the prime rate increased 125 basis points from 7.75% on April 1, 1999 to 9.00% at the end of the fiscal 2000. It is not known if interest expense will continue to decrease in future periods in light of potential business growth and continued upward pressure by the Federal Reserve Board on interest rates.

Gain on equipment dispositions represents proceeds of older vehicles sold or retired from service in excess of book value. Other income of $35,000 for the fiscal year ended March 31, 2000 represents an administrative service client termination fee recognized by the Company for terminating an employer of record agreement prior to its October 2000 expiration. Such termination fees are not expected to recur in future periods.

Management expects the Company to be profitable during the immediate fiscal year ending March 31, 2001 in part due to reduced amortization charges (see footnote 4 to the Company's Financial Statements) and improvements in management and procedural controls. The Company's performance will be dependent on its ability to continue to reduce corporate overhead costs, reduce customer collection risk, develop new higher margin product lines and to obtain profitability for under-performing branches through the implementation of an internal regional sale force. Management regularly evaluates the feasibility of consolidating and/or selling existing branch offices, with emphasis on those offices generating losses prior to the allocation of corporate overhead.

Fiscal Year ended March 31, 1999 Compared with March 31, 1998

o For the fiscal year ended March 31, 1999, the Company's operations resulted in a net loss of $15,399 after charges for amortization of intangibles of $1,280,687 and prior to preferred stock dividends, compared to a loss of $4,013,890 for the fiscal year ended March 31, 1998. In addition, as of March 31, 1999, the Company had positive working capital of $200,236 and cash of $122,470, compared to a working capital deficit of $1,122,869 and cash overdraft of $449,895 as of March 31, 1998. As a result, the Company's public accounting firm has removed the "going concern" modification which was included in the prior year's audit report. The improved operating results were due to a combination of (i) increased sales, improved operating expense controls, reduced bad debt expense and recovery of previously reserved receivables in fiscal 1999 and (ii) charges in fiscal 1998 in connection with the Chapter 7 bankruptcy filing of GFM Bayview (a former administrative service client), charges for impairment of long-lived assets in California and Illinois, high labor related claims and an increase in the valuation allowance for deferred tax assets. These items are more fully described below.

During the fiscal year ended March 31, 1999, revenue increased by $5,845,159 to $57,642,041 from $51,796,882 for the fiscal year ended March 31, 1998. The major components of this increase were: approximately $2,435,000 increase primarily due to the additional sales impact in fiscal 1999 for accounts acquired as a result of four acquisitions completed within different periods in fiscal 1998; approximately $3,200,000 increase due to new security guard contract starts net of contract cancellations; and approximately $210,000 of non-recurring revenue due to the Goodwill Games.

Gross profit increased by $2,376,322 to $9,716,418 or 16.9% of revenue for the fiscal year ended March 31, 1999, compared to $7,340,096 or 14.2% of revenue for the fiscal year ended March 31, 1998. The gross profit increase resulted from reduction in the self-insurance reserve for general liability claims of $392,000, reduction in unemployment costs of $378,000, uniform costs of $277,000, workers' compensation losses of $100,000, auto expense of $99,000, indirect payroll costs of $93,000, security supplies and other costs of $128,000, and an approximately $828,000 increase attributed to sales growth. The Company insures against general liability claims and lawsuits through a general liability insurance policy with a third-party insurance carrier. The policy had a limit of $1,000,000 per occurrence while the Company retained the risk for the first $50,000 for each occurrence and an additional limit of $10,000,000 in the aggregate. The Company had an excess general liability insurance policy covering an additional $30,000,000 in the aggregate. The general liability self-insurance reserve was based on existing claims, actuarial computations and the timing of reported claims which are all factored to estimate losses incurred but not yet reported to the Company.

Administrative Service revenue decreased by $537,094 to $913,498 for the fiscal year ended March 31, 1999, compared to $1,450,592 for the fiscal year ended March 31, 1998. The decrease was due to the termination of the GFM Bayview administrative service agreement (GFM filed Chapter 7 bankruptcy on August 28, 1997 ($89,464)), the termination of three other administrative service contracts ($175,050) and the renegotiation of a contract for a large "employer of record" administrative service agreement client effective August, 1998, as a "non employer of record" contract at a lower service charge ($272,580). The Company serviced four administrative service clients during fiscal 1999 and did not sign any new administrative service agreements. No contracts were scheduled to expire during fiscal 2000, however, one contract with annualized administrative service revenue of $165,000 terminated as the result of the sale of the business of this administrative service client.

General and administrative expenses increased by $628,952 to $8,377,678 in the fiscal year ended March 31, 1999, from $7,748,726 in the fiscal year ended March 31, 1998. The major areas of increase were administrative salaries ($470,000) and professional fees ($337,000); offset by a reduction in health insurance ($144,000) due to unusually high claims in fiscal year ended March 31, 1998. Office and administrative salaries increases are due to additional staffing in the Company's corporate and branch offices as a result of adding branches in Georgia, Florida and Pennsylvania, as well as general merit and cost of living increases. The increase in professional fees was primarily due to legal fees expended in connection with the derivative action disclosed in footnote 13 to the financial statements and "Legal Proceedings", above, as well as legal and compliance-related consulting fees incurred in connection with the Miami airport employee background verification matter also disclosed in footnote 13 to the financial statements.

Amortization of intangibles decreased by $371,202 to $1,280,687 for the fiscal year ended March 31, 1999 from $1,651,889 for the fiscal year ended March 31, 1998. This decrease was primarily due to the write-down in the fiscal year ended March 31, 1998, of intangible assets which was the result of management's re-evaluation of the business retained from certain prior acquisitions as well as some intangibles from prior acquisitions being fully amortized.

The provisions for bad debts decreased by $1,083,235 to $367,916 for the fiscal year ended March 31, 1999, from $1,451,151 for the fiscal year ended March 31, 1998. The decrease was primarily due to the Chapter 7 bankruptcy filing of GFM Bayview, an administrative service client, in August, 1997.

Bad debt recoveries increased by $70,452 to $316,045 for the fiscal year ended March 31, 1999 from $245,593 for the fiscal year ended March 31, 1998. This increase was primarily due to a significant bad debt recovery from a former administrative service client in Texas.

The decrease in labor claims contingencies and settlements was primarily due to a labor claim settlement in fiscal 1998 which resulted from a default judgment against the Company in the amount of $314,377 entered in the Eastern District Court of New York in favor of a guard who alleged unjust termination. The claim was settled for $180,000. In addition, the Company accrued $174,000 for loss contingencies in connection with certain labor claims in fiscal 1998. Some of these claims were settled for lower amounts in fiscal 1999. No similar claims were presented to the Company in fiscal 1999.

The Company recorded a loss on the value of intangible assets of $58,646 for the fiscal year ended March 31, 1999 due to management's re-evaluation of the business retained in New Jersey from the Pro-Tech Security Services, Inc. acquisition. This compared to the loss on the value of intangible assets of $745,516 for fiscal year ended March 31, 1998, primarily with respect to business retained from the ISS International Service System, Inc. acquisition in Illinois ($246,288) and California ($319,963), as well as several smaller acquisitions in Illinois ($179,265).

Interest income decreased by $78,277 to $151,216 for the fiscal year ended March 31, 1999 compared to $229,493 for the fiscal year ended March 31, 1998 primarily due to the lower number of active administrative service clients and the Chapter 7 bankruptcy of GFM Bayview, a former administrative service client. Interest expense decreased by $77,005 to $992,218 for the fiscal year ended March 31, 1999 compared to $1,069,223 for the fiscal year ended March 31, 1998. This decrease was due primarily to reductions in long-term debt.

Loss on equipment dispositions primarily represents older vehicles sold or retired from service. Other income of $35,000 for the fiscal year ended March 31, 1998 represents a fee earned by the Company for its assistance in a financial transaction involving one of its administrative service clients.

Liquidity and Capital Resources

The Company pays its guard employees and those of its administrative service clients on a weekly basis, while its customers and the customers of administrative service clients pay for the services of such employees generally within 60 days after billing by the Company. In order to fund the Company's payroll and operations, the Company maintains a commercial revolving loan arrangement with CIT Group/Business Credit, Inc. (CIT).

The CIT loan agreement provides for borrowings in an amount up to 85% (previously 82.5%) of the Company's eligible accounts receivable, but in no event more than $10,000,000. CIT has also provided a term loan in the amount of $500,000 to be repaid in equal monthly installments of $8,333 through February, 2002. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% (previously 2%) in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets.

At March 31, 2000, the Company had borrowed $7,156,761 representing virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan agreement. Generally the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

Long term debt (including current maturities) was reduced by $197,547 to $720,279 at March 31, 2000 from $917,826 at March 31, 1999. $108,000 of this reduction represents payments of unsecured notes to Capital Resource Company which were assumed in connection with the purchase of certain guard accounts in March, 1996, the foreclosure on two administrative service companies in July and December 1997 and the bankruptcy of a former administrative service client in August, 1997. $100,000 of the reduction represents payments of the term loan to CIT and $45,000 represents final payment to Gordon Robinett, a Director and former Treasurer of the Company, under a note issued in consideration of his covenant not to compete. Offsetting these reductions is an increase of $55,000 in collateralized notes payable to General Motors Acceptance Corporation and Ford Motor Corporation.

The Company's capital lease obligations have increased by $275,733, net of $82,486 in repayments during the year ended March 31,2000. This increase is primarily due to the upgrade of the Company's computer system in order to enhance communications, data utilization and to maintain a leadership role in security guard software. Management expects to have the new system fully operational during the latter half of 2000. Total required principal payments on long term debt and capital lease obligations for the year ending March 31, 2001 are approximately $488,600 compared to $637,200 for the year ended March 31, 2000.

On or about December 4, 1997, an outside shareholder and four of the Company's directors (Sands, P. Kikis, Saunders, and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 606166/97) against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. The claims against the Company's outside corporate and securities counsel have since been dismissed. The complaint alleges that one or more of the defendant-directors engaged in improper activities, including ultra-vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud, waste of corporate assets and concealment of information from the plaintiff-directors regarding the Company's earnings, lacked power to enter into an employment agreement on behalf of the Company with Mr. Robinett, and entered into service contracts with financially unstable companies without performing due diligence. The complaint further alleged that the Company failed to appoint a replacement to the office of president and that the directors entered into a shareholder agreement which was violative of public policy. Plaintiffs seek the award of money damages in an amount which is "not less than" $11 million from the individual defendants, a declaratory judgment that the shareholder agreement is void, an order for an accounting, certain other injunctive relief and attorneys' fees and disbursements.

The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company's carrier has reserved its right with respect to the defense and indemnity of the Company based on a claimed exclusion from coverage. To date, the Company has not been notified of declination of coverage. The Company may have a claim against its carrier based on the carrier's failure to timely disclaim coverage. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 2000, the Company has expended approximately $204,000 in legal fees (none during the year ended March 31, 2000) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued a $92,000 contingency for legal fees incurred by one of the defendants, where Management has determined that indemnification by the Company is probable.

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

In August of 1998, the Company was informed that the U.S. Department of Transportation, the Federal Aviation Administration and the United States Attorneys' Office for the Southern District of Florida were conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguards Division. The investigation concerns the official certifications of employee background investigations made by Aviation Safeguards through its branch manager. Indications are that the background investigations were not properly conducted and hence the certifications were false and in violation of United States Code and regulations. The Company has cooperated fully with the investigation and is taking steps to ensure future compliance in all areas covered by the investigation. The Company's local counsel has completed negotiations with the United States Attorneys' Office whereby the proposed pleas and settlement were accepted by the United States Attorney's office and approved by the Court. As result of this settlement, in March, 2000, the Company paid $35,400 and has accrued an additional $75,000, payable in three equal installments during the year ending March 31, 2001. These amounts are not covered by insurance.

The Company's operations for the fiscal year ended March 31, 2000 resulted in an operating profit of $330,705, a decrease of $546,729 compared to $877,434 for the fiscal year ended March 31, 1999 primarily due to the loss incurred from the Tower Air, Inc. Chapter 11 bankruptcy filing as well as $310,000 accrual over disputed Company charges with an administrative service client. Even though management believes that recovery of the Tower Air receivable is unlikely, the Company has been able to increase its working capital by $549,474 to $749,710 as of March 31, 2000 compared to positive working capital of $200,236 as of March 31, 1999. The Company experienced a book overdraft (defined as checks drawn in advance of future deposits) of $184,722 at March 31, 2000, compared to positive book balance of $122,470 at March 31, 1999. Cash balances can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll. The Company anticipates continued improvements in working capital with better operating results and reductions in long-term debt service requirements.

In October, 1999 and November, 1999, the Company's Board of Directors authorized the purchase of up to 200,000 shares of its common stock through December 31, 1999. In January, 2000 the Board further authorized the purchase of 75,000 additional shares on the open market. Through March 31, 2000, the Company purchased the total currently authorized amount of 220,800 shares for $226,202.

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no other present material commitments for capital expenditures.

The Company expended $30,540 in connection with outside consultants for services related to Year 2000 issues. All such expenditures have been charged in the Company's financial statements as expense. The Company was not required to purchase computer equipment to replace non-compliant systems. The Company has not tracked internal labor costs because the Company believes these costs to be immaterial. The only

Year 2000 problem encountered was within a financial program residing only on the Company's headquarters mainframe system and was insignificant. Subsequently, no other problems were encountered with regard to Year 2000 issues.

On May 31, 2000, the Company received notice from the Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq listing requirements because its stock had not complied with the minimum bid price required of $1.00. If at anytime before August 29, 2000, the bid price of the Company's Common Stock is at least $1.00 for a minimum of 10 consecutive trading days, Nasdaq Staff will then determine whether the Company is in compliance with the Nasdaq's minimum listing requirements. If the Company is unable to demonstrate compliance, management believes that the Company would then be listed on the OTC-Bulletin Board.

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

2. The Company's ability to realize its projections will be largely dependent upon its ability to maintain margins, which in turn will be determined in large part by management's control over costs. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as litigation expense, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs.

3. Although management currently has no reasonable basis of information upon which to conclude that any significant administrative service client or security guard customers will default in payment for the services rendered by the Company, any such default by a significant client due to bankruptcy or otherwise, would have a material adverse impact on the Company's liquidity, results of operations and financial condition.

Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10-Q and 8-K and its current registration statement on Form S-3 and any amendments thereto (all as filed with the Securities and Exchange Commission from time to time).

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During the fiscal year ended March 31, 2000, the Company did not hold a portfolio of securities instruments for either trading or for other purposes.

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

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     On or about December 4, 1997, an outside shareholder and four of the Company's directors commenced an action against the other four directors, the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. Please refer to Item 3, Legal Proceedings, above, for a more complete description of this action. The Company's by-laws provide for a two-class Board of Directors. The first class consists of directors Steven B. Sands, Peter T. Kikis, Lloyd H. Saunders, III and Thomas P. Kikis. The second class consists of Franklyn H. Snitow, William
C. Vassell, Gordon Robinett, Peter J. Nekos and Gregory J. Miller. The terms of the directors in the first class will expire at the annual meeting of shareholders in 2000 or until their successors have been elected and qualified. The terms of the directors in the second class will expire at the annual meeting of shareholders in 2001 or until their successors are elected and qualified. Although Mr. Snitow's term is controlled by the Company's Bylaws, the directors have agreed that in conformance with the Appellate Division's modification of the lower Court's order, Mr. Snitow will continue in office and be renominated through the duration of the lawsuit referred to above. He will also continue in office as Acting President and Chief Executive Officer. Each director's term, with the exception of Mr. Snitow, is for two years. A classified board makes it more difficult for shareholders to change the majority of directors. Depending on the number of people in each class it could take two (2) annual meetings to replace a majority of the Board. This provision is applicable to every election of directors after the initial classification.

     Each member of the Board, with the exception of Mr. Snitow, has entered into a Shareholder Voting Agreement dated March 8, 1995, which was finally revised on March 24, 1995, and thereafter amended on June 2, 1995 and again on September 22, 1997. It provides that each person then on the Board and a party to the agreement will (i) vote all shares beneficially owned by him (his "Shares") for the election to directorships of each of the other members of the Board, (ii) refrain from voting any of his Shares for any action that would result in the increase or decrease of the number of positions on the Board or for the removal, without cause, of any member of the Board, and
(iii) in the event of death, resignation or removal of any director, vote all of his Shares in favor of the election of the person designated as replacement in accordance with the Shareholders Voting Agreement. The validity of this Shareholder Voting Agreement is being litigated as part of the lawsuit discussed in Item 3, Legal Proceedings.

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

     The following table provides information concerning each person who was an executive officer or director of the Company as of March 31, 2000.

Name                         Age      Title
----------------------       ---      -------------------------------------
Franklyn H. Snitow           52       Acting President, CEO and Director

William C. Vassell           41       Chairman of the Board

Gordon Robinett              64       Vice Chairman of the Board

Gregory J. Miller            40       Director

Peter J. Nekos               72       Director

Peter T. Kikis               76       Director

Steven B. Sands              40       Director

Lloyd H. Saunders, III       45       Director

Thomas P. Kikis              38       Director

Eugene U. McDonald           50       Sr. Vice President--Operations

Nathan Nelson                51       Chief Financial Officer and Executive
                                      Vice President

Debra M. Miller              44       Secretary

     Franklyn H. Snitow was elected Acting President, Chief Executive Officer and Director by the Board at a meeting conducted on June 22, 1998. As disclosed under Item 3, Legal Proceedings, above, Mr. Snitow's election was the result of a stipulation entered into by the other eight members of the Board of Directors pursuant to the derivative action commenced on or about December 4, 1997. On January 12, 1999, the Appellate Division modified the lower Court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. From 1993 through 1998, Mr. Snitow was a partner in the law firm of Snitow & Pauley. On July 1, 1998 he became a partner in the law firm of Snitow & Cunningham, LLP. Mr. Snitow is being compensated at the rate of $300 per hour for services rendered to the Company. He is reimbursed for any expenses incurred in connection with the rendering of such services and is authorized to engage the services of others at the expense of the Company to assist in performance of his duties and responsibilities. Mr. Snitow will be indemnified by the Company pursuant to an Indemnification Agreement to the extent permitted in accordance with New York law, the Company's Certificate of Incorporation and its Bylaws. Mr. Snitow has been a director of Tofutti Brands, Inc. since 1990. Mr. Snitow obtained a Bachelor of Arts Degree from American University in 1967 and a Juris Doctor Degree from New York Law School in 1970.

     William C. Vassell has been Chairman of the Board since 1983. Mr. Vassell had been Chairman of the Board, President and Chief Executive Officer of the Company since 1983, when the Company repurchased the remaining 50% of its then-outstanding common stock (he became a 50% owner of the Company in 1980). In connection with the Company's acquisition of United Security Group, Inc. , Mr. Vassell resigned from the offices of President and Chief Executive Officer on February 24, 1995, and retained his position as Chairman of the Board. He has been a director of the Company since 1980, and has been a member of the Executive Committee since March 1995. Mr. Vassell is active in various industry and trade associations. He twice was Chairman of the Mid-Hudson Chapter of the American Society for Industrial Security (the nationally recognized security association), and he is a Certified Protection Professional within the Society. He is also a director of the Associated Licensed Detectives of New York State and a member of the Committee of National Security Companies.

     Gordon Robinett was appointed Vice Chairman of the Board of Directors on February 24, 1995. He served as Treasurer of the Company from May, 1990 until August 1, 1996 when Mr. Robinett and the Company agreed to mutually terminate his employment. In August, 1997, Mr. Robinett was engaged as Acting Treasurer until a replacement for the Company's former Chief Financial Officer, H. Richard Dickinson was approved by the Board. On July 1, 1999, Mr. Robinett resigned as Acting Treasurer in conjunction with the Board's approval of Nathan Nelson as the Company's new Chief Financial Officer and Executive Vice President. Mr. Robinett has been a director since 1990. From May 1989 to April 1990, he was a consultant to Uniforce Temporary Personnel, Inc., a publicly held national temporary personnel agency, and managed his personal investments. From 1968 to April 1989, he was employed by Uniforce, initially as Controller and thereafter as Vice President of Finance, Secretary and Treasurer, and he continues to serve as a member of its Board of Directors. Mr. Robinett also is currently a director of Comforce Corporation.

     Peter T. Kikis became a director of the Company on February 24, 1995 in connection with the acquisition of United Security Group, Inc.. He has also served as Chairman of the Company's Executive Committee of the Board of Directors since March, 1995. He is a director of Deltec International S.A., the parent of Deltec Development Corporation, the former subordinated debt lender to the Company. Since 1950, Mr. Kikis has been the President and a principal in Spencer Management Company, a real estate development and management company in New York, New York. From 1972 to 1992, Mr. Kikis was Chairman of the Board of Directors and a principal of McRoberts Protective Agency, a New York based provider of security guard services. Mr. Kikis is the father of Thomas P. Kikis who is also a director of the Company.

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

     Steven B. Sands was appointed to the Board on March 30, 1994, in accordance with the provisions of the Company's agreement with Sands Brothers executed in connection with the Company's 1993 Private Placement. Mr. Sands is Chairman of the Board of Sands Brothers & Co., Ltd., a Delaware corporation registered as a broker-dealer. Mr. Sands also has interests in certain entities which own the Company's stock. These entities include Katie and Adam Bridge Partners, L.P.; Owl-1 Partners, L.P.; Jenna Partners, L.P.; Jenna Partners II, L.P.; and Lily Capital Appreciation Partners, L.P. Mr. Sands is also currently on the board of directors of the following publicly-traded companies: The Village Green Bookstore, Inc.; and Semi-Conductor Packaging Materials, Inc.

     Lloyd H. Saunders, III, became a director of the Company on February 24, 1995, in connection with the acquisition of United Security Group, Inc.. He is a managing director at Sands Brothers and has been so since 1991. From 1989 to 1990, he was a private investor and from 1986 to 1988 he was the Director of Corporate Finance for Whale Securities, New York, New York.

     Thomas P. Kikis became a Director of the Company on September 22, 1997 in accordance with the terms of the Shareholders Voting Agreement entered into by the Directors of the Company as of March 8, 1995. For the last seven years, Mr. Kikis' principal occupation has been president of Kikis Asset Management located in New York, New York. In September, 1998, he formed Arcadia Securities, LLC, a New York registered broker-dealer. Mr. Kikis is the son of Mr. Peter T. Kikis who is also a director of the Company.

      Eugene U. McDonald has more than 27 years of experience in the security business. He joined the Company in October of 1992 as Vice President of Corporate Services, and in 1995, he took over the position of Senior Vice President-Operations. Mr. McDonald has held senior management positions with Globe Security (1973-1990) and Burns International Security Services (1990-1992). He has extensive direct personal experience with the handling of specialized security personnel for cleared facilities as evidenced by his duties as Group Vice President of Energy Services for Globe Security. He is active in the American Nuclear Society, Institute of Nuclear Materials Management, American Society for Industrial Security and the Connecticut Police Chiefs Association.

     Nathan Nelson was appointed Chief Financial Officer and Executive Vice President of the Company in July 1999. Before joining the Company, Mr. Nelson was the Chief Financial Officer and Treasurer of Tower Air, Inc. From 1993 to 1998, Mr. Nelson was the Chief Financial Officer for the Amana Tool Corporation. From 1992 to 1993, Mr. Nelson was the Chief Financial Officer and a director for American Dream Airlines. Prior to that, Mr. Nelson was the

Treasurer of Trump Shuttle, Inc. from 1989 through 1992. Mr. Nelson is not presently a director of any publicly-held companies.

      Debra Miller has been employed by the Company since September 1983, initially as Office Manager and, since March 1986, as Corporate Secretary.

           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Each director and executive officer of the Company who is subject to
Section 16 of the Securities Exchange Act of 1934, and each other person who beneficially owns more than 10% of the Company's common stock, is required by
Section 16(a) of that Act to report to the Securities and Exchange Commission by a specified date his or her ownership of and transactions in the Company's common stock. Copies of such reports on Forms 3, 4, and 5 must also be provided to the Company. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto, and written representations to the Company with respect to the fiscal year ended March 31, 2000, the Company is not aware of any person who, at any time during the fiscal year ended March 31, 2000, was a director, officer or beneficial owner of more than ten percent (10%) of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 2000, except that: (i) Mr. Sands has not filed a Form 5 for the fiscal year ended March 31, 2000, and the Company has not received a written representation from Mr. Sands that a Form 5 is not required; and (ii) Debra Miller was two days late in filing a Form 4.

                       ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth for the fiscal year ended March 31, 2000, all plan and non-plan compensation paid to, earned by, or awarded to William
C. Vassell, Chairman of the Board, Nathan Nelson, Chief Financial Officer and Executive Vice President, Franklyn H. Snitow, Acting President and Chief Executive Officer, Gordon Robinett, Vice Chairman of the Board, Eugene U. McDonald, Senior Vice President -- Operations, and Martin Blake, Vice-President -- Aviation. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for the fiscal year ended March 31, 2000, and, therefore, compensation for such other executive officers is not disclosed.


                          SUMMARY COMPENSATION TABLE
                   FOR THE FISCAL YEAR ENDED March 31, 2000

                 Annual Compensation                                                         Long-Term Compensation

                                                                                          Shares
                              Fiscal Year                  Other Annual                   Underlying
Name and Principal            Ended                        Salary                         Warrants    Shares Underlying
Position                      March 31    Annual Salary    Compensation        Bonus      Granted     Repriced Warrants
--------                      --------    -------------    ------------        -----      --------    -----------------

Franklyn H. Snitow<F5>
Acting President and
Chief Executive Officer
                              1999        $      0                <F2>               0    0                 0
                              2000        $      0                <F2>               0    0                 0

William C. Vassell<F1>
Chairman of the Board


                              1998        $174,579                <F2>               0    0                 0
                              1999        $175,000                <F2>               0    0                 0
                              2000        $153,846                <F2>               0    0                 0

Nathan Nelson
Chief Financial Officer and
Executive Vice President
                              2000        $103,384                <F2>               0    0                 0

Gordon Robinett
Vice Chairman
of the Board
                              1998        $ 36,923         $52,500<F2><F4>           0    0           227,500<F3>
                              1999        $ 60,000         $37,500<F2><F4>           0    0                 0
                              2000        $ 42,692         $22,500<F2><F4>           0    0                 0

Eugene U. McDonald
Senior Vice President -
Operations
                              1998        $125,794                <F2>         $18,000    0                 0
                              1999        $112,116                <F2>          20,000    0                 0
                              2000        $131,000                <F2>          11,297    0                 0

Martin Blake
Vice President-
 - Aviation                   1998        $100,000                <F2>         $15,000    0                 0
                              1999        $114,539                <F2>         $62,991    0                 0
                              2000        $116,074                <F2>         $12,900    0                 0


<F1> As of June 20, 2000, Mr. Vassell held a total of 1,030,000 shares of the
     Company's common stock.

<F2> All perquisites and other personal benefits, securities or property do not exceed either $50,000, or 10% of the total annual salary and bonus of the executive officer. All perquisites and other personal benefits, securities or property are properly indicated in the "Other Annual Salary Compensation" column, as they all fit into the categories set forth in Item 402 of Regulation S-K.

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

<F4> Mr. Robinett received $22,500 under his termination agreement during the fiscal year ended March 31, 2000.


<F5> Mr. Snitow is not compensated as an officer of the Company, however, Mr.
     Snitow's law firm has been paid legal fees of $45,662 during the fiscal year ending March 31, 2000. During the fiscal year ending March 31, 1999, Mr. Snitow's law firm received $72,500.


Stock Options/Warrants

     The Company did not grant any stock options or warrants during the fiscal year ending March 31, 2000 to the Company's chief executive officer or to any of the Company's executive officers whose total annual salary and bonus exceeded $100,000. There were no tandem or free standing stock appreciation rights granted to any person during the fiscal year ending March 31, 2000.

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

     On February 24, 1995 in connection with the acquisition of United Security Group, Inc., the Company entered into a subordinated loan agreement with Deltec Development Corporation, a subsidiary of Deltec International S.A. Peter T. Kikis, a director of the Company, is a director of Deltec International S.A. The original principal balance of the loan was $1,500,000 payable over four years at 14% interest. This loan has been satisfied. The $1.5 million of subordinated secured indebtedness was repaid in full on or about March 1, 1999.

     Steven B. Sands is Chairman of Sands Brothers & Co., Ltd. ("Sands Brothers") a broker-dealer and investment banking firm with which the Company has entered into numerous agreements. Sands Brothers was engaged as private placement agent in connection with the Company's 1993 and 1995 private placements. All agreements which the Company entered into with Sands Brothers are no longer operative, and are of no force and effect, with the exception of the Shareholder Voting Agreement dated March 8, 1995, as amended (described in Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.)

Employment Agreements and Warrants and Termination of Employment and Change of Control Agreements.

     The Company has entered into an agreement pursuant to an engagement letter and an indemnification agreement with Mr. Snitow. In accordance with the engagement letter, Mr. Snitow shall be compensated at the rate of $300.00 per hour, plus reimburseable expenses, based on his hourly billing to the Company. The indemnification agreement between the Company and Mr. Snitow provides for the maximum indemnification permitted under New York law, and the Company's Certificate of Incorporation and By-Laws. The inclusion of the foregoing information is intended to comply with Section 725(d) of the New York Business Corporation Law.

     The Company has entered into employment agreements with Messrs. Vassell and Robinett. These agreements were amended in April of 1991 and were amended and restated in June of 1991. In September 1992, the terms of these agreements were extended for two years to July 19, 1996, and were further amended as of February 24, 1995, to extend the terms to July 19, 2000. Mr. Robinett's employment agreement terminated on July 19, 1996. Following the resignation in August of 1997 of H. Richard Dickinson, the Company's former Chief Financial Officer and Executive Vice President, Mr. Robinett was engaged on a per diem proration of his prior employment agreement to temporarily perform the functions of Mr. Dickinson until a replacement was approved by the Board. Mr. Robinett worked an average of three days per week and was compensated therefor at the rate of $385 per day. On July 1, 1999 Mr. Robinett resigned as Acting Treasurer in conjunction with the Board's approval of Nathan Nelson as the Company's new Chief Financial Officer and Executive Vice President. See Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Pursuant to his employment agreement, as amended as of February 24, 1995, Mr. Vassell serves as Chairman of the Board of the Company and received an annual salary of $175,000 in fiscal years ended March 31, 1998 and March 31, 1999. The Board has determined that as of April 1, 1999, Mr. Vassell's salary shall be $150,000 annually. Mr. Vassell is also entitled to an annual bonus equal to 5% of the Company's pre-tax profit for each fiscal year exclusive of (a) capital gains and losses; (b) the annual bonus; and (c) federal state and local income and franchise taxes for that year ("Pre-Tax Operating Profit") from $.5 million to $1.0 million, and 2% of all Pre-Tax Operating Profit in excess of $1.0 million. Mr. Vassell is provided with the use of a Company-owned automobile and reimbursement for automobile insurance and operating expenses. Also pursuant to the employment agreement, Mr. Vassell was awarded a warrant to purchase 175,000 shares of Common Stock at a price of $3.375 per share, exercisable on or after March 31, 1992. The warrant expired in April, 1998. Mr. Vassell also received a warrant to purchase 125,000 shares of Common Stock at a price of $3.25 per share, exercisable on or after May 15, 1992. This warrant expired in May, 1999.

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

     In September of 1992, the Company entered into a Compensation Continuation Agreement with Mr. Vassell in consideration of his agreement to extend the term of his employment for two years. This Agreement provides that, if, within specified periods of a Change of Control of the Company (as defined in the Agreement) Mr. Vassell's employment is terminated by the Company without Cause (as defined in said Agreement), or if Mr. Vassell terminates his employment for Good Reason (as defined in the Agreement), Mr. Vassell will be paid 2.99 times the greater of his annual compensation as in effect on the date of the Agreement or the highest annual compensation for any of the three years preceding the termination. All awards previously granted under any performance incentive plan, the actual payment of which may be deferred, will be vested as a result of the Change of Control and all options and warrants held by Mr. Vassell will become immediately exercisable. Currently, the aggregate amount payable to Mr. Vassell upon his termination in the event of a change in control would be 2.99 times his total compensation of approximately $150,000 for the fiscal year ended March 31, 2000, or approximately $450,000.

     Other than pursuant to the Employment Agreement and the Compensation Continuation Agreement for Mr. Vassell (see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"), there is no compensation plan or arrangement for the benefit of any person named in the Summary Compensation Table that would result from the resignation, retirement or other termination of such person's employment.

     Other than the compensation described above, there are no long-term incentive plans for the persons named in the Summary Compensation Table. In November, 1999, the Company adopted a qualified retirement plan which was effective for the calendar year 1999, which provided for elective employee deferrals and discretionary employer contributions to non highly compensated participants. The plan does not allow for employer matching of elective deferrals. For the period ended March 31, 2000, no discretionary amounts have been accrued or paid.

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

     In January 2000, the Board granted to Mr. Peter Kikis a warrant to purchase 150,000 shares of common stock at a purchase price of $1.03125 per share, the fair market value at the time of issuance.

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

                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the number and percentage of common stock (being the Company's only voting securities) beneficially owned by (i) each person who owns of record (or is known by the Company to own beneficially) 5% or more of the Company's common stock or as to which he has the right to acquire within 60 days of June 20, 2000, (ii) each director and executive officer and (iii) all of said beneficial owners, officers and directors as a group, as of June 20, 2000. Except as indicated below, the address for each director and executive officer is the Company's principal office at Lexington Park, Route 55, Lagrangeville, New York 12540.

     Other than as set forth in the following table or pursuant to the Shareholders Voting Agreement, the Company is not aware of any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who owns more than 5% of the common stock of the Company.

                          Amount and
                          Nature of
                          Beneficial
Name                      Ownership<F1>               Percent of Class<F8>
----------------------    -------------               --------------------

William C. Vassell        1,030,000                   16.4%

Steven B. Sands/            949,912<F2>               13.4%
Sands Brothers &
Co., Ltd.
101 Park Avenue
New York, NY

Franklyn H. Snitow                0                   <F9>

Gordon Robinett             262,500<F3>                4.0%

Peter T. Kikis              641,832<F4>                9.6%

Peter Nekos                  12,500<F5>               <F9>


Debra Miller                    100<F6>               <F9>

Lloyd H. Saunders, III          500                   <F9>

Gregory J. Miller            10,000<F6>               <F9>

Thomas P. Kikis           1,007,548<F7>               14.9%

Eugene U. McDonald            1,250                   <F9>

Nathan Nelson                     0                   <F9>

All Officers and          3,274,310                   41.9%
Directors as a Group               <F2><F3><F4>
(12 Persons)                       <F5><F6><F7><F8>


<F1> The Company has been advised that all individuals listed above, except
     Steven B. Sands (see Note (2), below) and Peter T. Kikis (see Note (4), and (8) below) have the sole power to vote and dispose of the number of shares set forth opposite their names. According to the most recent
     Schedule 13D filed on their behalf, Steven B. Sands and Martin S. Sands share both voting and dispositive power over the shares set forth next to Steven Sands' name. Peter T. Kikis shares voting and dispositive power over his shares with Thomas P. Kikis. Thomas P. Kikis exercises voting and dispositive power over all shares held by Kikis Asset Management Corporation (KAMC)

<F2> Includes 924,412 shares (824,412 shares of which are issuable upon conversion of shares of the Company's Series A Preferred Stock) owned by Katie and Adam Bridge Partners, L.P. Mr. Sands may be deemed to control the corporate general partner of this entity. Also includes 25,000 shares owned by Owl-Partners, L.P. Mr. Sands may be deemed to control the corporate general partner of this entity. Does not include 192,550 shares owned by partnerships in which an affiliate of Sands Brothers & Co., Ltd., other than Mr. Sands, may be deemed to be the beneficial owner. Mr. Sands is the Co-Chairman and Chief Executive Officer of Sands Brothers & Co., Ltd. On March 30, 1994, Mr. Sands was elected to the Company's Board. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The above information was provided to the Company by Mr. Sands.

<F3> Includes 107,500 shares underlying presently exercisable non-qualified stock options and 120,000 shares underlying warrants that are currently exercisable.

<F4> Includes 300,000 shares underlying warrants currently exercisable,
     108,832 shares issuable upon conversion of Series A Preferred Stock.

<F5> Includes 10,000 shares underlying options currently exercisable.

<F6> Includes 10,000 shares underlying warrants currently exercisable.

<F7> A Schedule 13D filed by Thomas P. Kikis, Kikis Asset Management
     Corporation ("KAMC") and Arcadia Securities, LLC ("Arcadia"), filed on or about January 31, 2000, indicates that these shares are beneficially owned by KAMC and Arcadia as follows: KAMC, 801,248 shares; Arcadia, 206,300 shares. Of the 801,248 shares held by KAMC on behalf of its clients, 641,832 shares are beneficially owned by Peter T. Kikis, including 300,000 shares issuable upon the exercise of warrants and 108,832 shares issuable upon the conversion of Series A Preferred Stock. KMAC also holds 144,416 shares on behalf of Thomas P. Kikis, including 54,416 shares issuable upon the conversion of Series A Preferred Stock. KAMC, as investment advisor to its advisory clients, has sole voting power and dispositive power over 801,248 shares. Arcadia, as a broker-dealer to its brokerage clients, has sole voting power and dispositive power over 206,300 shares.


<F8> Percent of class for each shareholder is calculated as if all options and warrants included in the table for such shareholder are outstanding. The number of outstanding shares of common stock is 6,287,343. The percent of class for all executive officers and directors as a group is calculated as if all options and warrants held by any shareholders included in the group are outstanding. The denominator for the group calculation is 7,822,503.

<F9> Less than 1 percent.


                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

     A description of the engagement letter and indemnification agreement between the Company and Franklyn H. Snitow, Acting President, Chief Executive Officer and director of the Company is found in Item 11 herein.

     The Company and its Board of Directors (except Mr. Snitow) are party to a legal proceeding characterized as a derivative action. See "Item 3. LEGAL PROCEEDINGS." Certain indemnification rights are afforded these parties under the Company's Certificate of Incorporation and the Business Corporation Law of New York. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 2000, the Company has expensed and charged earnings with approximately $204,000 in legal fees (none during the year ended March 31, 2000) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued a $92,000 contingency for legal fees incurred by one of the defendants, where Management has determined that indemnification by the Company is probable.

     Gregory J. Miller has been a director of the Company since 1992. Mr. Miller is general counsel for Goldline Connectors, Inc. and has rendered legal services to the Company during his tenure as a director. Mr. Miller has rendered legal services in connection with various litigation and contractual matters during the last three fiscal years. During the last three fiscal years, payments to Mr. Miller for legal services were minimal. In the fiscal year ended March 31, 2000, there were no payments for legal fees to Mr. Miller, however, it is expected that Mr. Miller will continue to render minimal legal services to the Company from time to time. Management believes that the terms of the various transactions between the Company and Mr. Miller were as favorable as those which might have been obtained from an unaffiliated party.

     Peter T. Kikis became a director of the Company on February 24, 1995, in connection with the acquisition of United Security Group, Inc.. Mr. Kikis is a director of Deltec International, S.A., of which Deltec Development Corporation ("Deltec"), the former lender of the Company's $1.5 million subordinated secured indebtedness obtained in connection with the United Security Group, Inc. acquisition, is an indirect, wholly-owned subsidiary. The terms of the loan agreement provide for interest at the rate of 14% per annum and 16 equal quarterly payments of principal. The $1.5 million of subordinated secured indebtedness was repaid in full on or about March 1, 1999.

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

     Gordon Robinett, a member of the Company's Board of Directors and former Treasurer, entered into a Covenant Not to Compete with the Company on July 23, 1996 in connection with his termination of employment with the Company. Under that agreement, the Company is to make periodic payments to Mr. Robinett over four years totalling $180,000, the exercise price of Mr. Robinett's options and warrants was reduced to $2.50, and an expiration date was fixed at July 19, 2000. In return, Mr. Robinett is prohibited from directly or indirectly competing with the Company until July 19, 2000. In August of 1997, Mr. Robinett was engaged by the Company on a per diem proration of his prior employment agreement to temporarily perform the functions of Mr. Dickinson until a replacement was approved by the Board. Mr. Robinett worked an average of three days per week and was compensated therefor at the rate of $385 per day. On July 1, 1999, this arrangement terminated and Mr. Robinett resigned as Acting Treasurer in conjunction with the Board's approval of Nathan Nelson as the Company's new Chief Financial Officer and Executive Vice President.

                                   PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                      SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) Financial statements filed as part of this report:

                                                                  Page
                                                                  ----

   Independent auditor's report                                   F-1

   Balance Sheets - March 31, 2000 and 1999                       F-2

   Statements of Operations - years ended                         F-3
     March 31, 2000, 1999, and 1998

   Statements of changes in stockholders' equity -                F-4
     years ended March 31, 2000, 1999, and 1998

   Statements of cash flows - years ended                         F-5 - F-7
     March 31, 2000, 1999, and 1998

   Notes to Financial Statements                                  F-8 - F-21

   (2) Financial statement schedule filed as part of this report:

   Valuation and qualifying accounts - years ended                F-22
     March 31, 2000, 1999, 1998

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

10.31  Form of Warrant (250,000) to    Incorporated by reference to Exhibit
       Sands Brothers & Co., Ltd.      10.31 of the Third Amendment to the S-1

10.32  Warrant Reduction Agreement     Incorporated by reference to Exhibit
       (275,000) William C. Vassell    10.32 of the Third Amendment to the S-1

10.34  Loan and Security Agreement     Incorporated by reference to Exhibit
       with CIT Group/Credit Finance,  4.7 of the Third Amendment to the S-1
       Inc.

10.35  Term Loan Agreement with        Incorporated by reference to Exhibit
       Deltec Development Corp.        4.8 of the Third Amendment to the S-1

10.36  Promissory Note to William C.   Incorporated by reference to Exhibit
       Vassell ($85,000) dated August  10.36 of the form 10-K for the
       22, 1994                        fiscal year ending March 31, 1995 (the
                                       "1995 10-K")

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

99.11  Press Release dated June 25,    Incorporated by reference to Exhibit
       1997 re: FYE 1997 results       99.11 to the 1997 10-K.

99.12  Press Release dated June 29,    Incorporated by reference to Exhibit
       1999                            99.12 to the 10-K fye March 31, 1999.

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

       (xi) Report on Form 8-K dated July 8, 1998 (item 7(c) - Exhibits Press Release dated July 7, 1998.

      (xii) Report on Form 8-K dated July 29, 1998 Item 7(c) - Exhibits Press Release dated July 17, 1998.

     (xiii) Report on Form 8-K dated September 15, 1998 Item 7(c) Press release dated August 17, 1998.

      (xiv) Report on Form 8-K dated December 1, 1998 Item 7(c) Press release dated November 30, 1998.

       (xv) Report on Form 8-K dated July 1, 1999 Item 7(c) Press release dated July 20, 1999.

      (xvi) Report on Form 8-K dated August 24, 1999 Item 7(c) Press release dated August 27, 1999.

     (xvii) Report on Form 8-K dated October 6, 1999 Item 7(c) Press release dated October 6, 1999 and October 12, 1999.

    (xviii) Report on Form 8-K dated November 1, 1999 Item 7(c) Press release dated November 1, 1999.

     (xix) Report on Form 8-K dated November 11, 1999 Item 7(c) Press release dated November 11, 1999.

      (xx) Report on Form 8-K dated February 15, 2000 Item 7(c) Press release dated February 15, 2000.

      (xxi) Report on Form 8-K dated March 3, 2000 Item 7(c) Press release dated March 3, 2000.

Independent Auditor's Report
on the Financial Statements

To the Board of Directors
  and Stockholders of
Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP
June 9, 2000
Poughkeepsie, New York

Command Security Corporation

Balance Sheets
March 31, 2000 and 1999

                                    ASSETS

                                                                                            2000                   1999
Current assets:
  Cash and cash equivalents                                                                 $        -0-           $   122,470
  Accounts receivable from guard service customers, less allowance for
    doubtful accounts of $1,258,187 and $492,372, respectively                               10,018,827              8,693,441
  Accounts receivable from administrative service client customers, less
    allowance for doubtful accounts of $30,059 and $208,953, respectively                     1,892,657              2,767,439
  Prepaid expenses                                                                              491,969                396,227
  Other receivables, less allowance for doubtful accounts
    of $987,192 in 1999                                                                          94,607                 53,381
                                                                                            -----------            -----------
      Total current assets                                                                   12,498,060             12,032,958

Furniture and equipment at cost, net                                                          1,340,331              1,031,042
Intangible assets, net                                                                          460,063              1,606,511
Restricted cash                                                                                 799,993              1,091,527
Other assets                                                                                    249,524                425,942
                                                                                            -----------            -----------

      Total assets                                                                          $15,347,971            $16,187,980
                                                                                            ===========            ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                                            $   184,772            $        -0-
  Current maturities of long-term debt                                                          410,603                492,677
  Current maturities of obligations under capital leases                                        113,752                 69,428
  Short-term borrowings                                                                       7,192,515              6,995,852
  Accounts payable and accrued expenses                                                       3,328,028              3,707,162
  Preferred dividends payable                                                                    40,674                     -0-
  Due to administrative service clients                                                         478,006                567,603
                                                                                            -----------            -----------
      Total current liabilities                                                              11,748,350             11,832,722

Self-insurance reserves                                                                         820,693                764,482
Long-term debt, net                                                                             309,676                425,149
Obligations under capital leases, net                                                           277,961                 46,552
                                                                                            -----------            -----------
                                                                                             13,156,680             13,068,905

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
  Preferred stock, convertible Series A, $.0001 par value per share,
    1,000,000 shares authorized, 12,325 shares
    issued and outstanding, liquidation value of $2,033,682                                   2,033,682              2,033,682
  Common stock, $.0001 par value per share, 20,000,000 shares
    authorized, issued 6,508,143 and 6,658,143, respectively                                        651                    666
  Paid-in capital                                                                             8,886,140              9,277,997
  Accumulated Deficit                                                                        (8,502,980)            (8,193,270)
                                                                                            -----------            -----------
                                                                                              2,417,493              3,119,075
  Common stock in treasury, at cost, 220,800 shares in 2000                                    (226,202)                    -0-
                                                                                            -----------            -----------

                                                                                              2,191,291              3,119,075
                                                                                            -----------            -----------

  Total liabilities and stockholders' equity                                                $15,347,971            $16,187,980
                                                                                            ===========            ===========

See accompanying notes and auditor's report

Command Security Corporation

Statements of Operations
Years Ended March 31, 2000, 1999 and 1998

                                                                        2000                1999                1998

Guard service revenue                                                   $59,245,927         $57,642,041         $51,796,882
Cost of guard service revenue                                            49,243,061          47,925,623          44,456,786
                                                                        -----------         -----------         -----------
    Gross profit                                                         10,002,866           9,716,418           7,340,096
Administrative service revenue                                              554,196             913,498           1,450,592
                                                                        -----------         -----------         -----------
                                                                         10,557,062          10,629,916           8,790,688
                                                                        -----------         -----------         -----------
Operating expenses:
  General and administrative expenses                                     8,187,675           8,377,678           7,748,726
  Amortization of intangibles                                             1,176,448           1,280,687           1,651,889
  Provision for doubtful accounts and notes                                 969,937             367,916           1,451,151
  Bad debt recoveries                                                      (106,578)           (316,045)           (245,593)
  Labor claims contingencies and settlements                                 (1,125)            (16,400)            354,000
  Loss on value of intangible assets                                             -0-             58,646             745,516
                                                                        -----------         -----------         -----------
                                                                         10,226,357           9,752,482          11,705,689
                                                                        -----------         -----------         -----------
    Operating income/(loss)                                                 330,705             877,434          (2,915,001)
                                                                        -----------         -----------         -----------
Other income/(expense)
  Interest income                                                           172,533             151,216             229,493
  Interest expense                                                         (848,860)           (992,218)         (1,069,223)
  Gain/(loss) on equipment dispositions                                         912             (51,831)            (34,324)
  Other income                                                               35,000                  -0-             35,000
                                                                        -----------         -----------         -----------
                                                                           (640,415)           (892,833)           (839,054)
                                                                        -----------         -----------         -----------
    Loss before
      income tax expense                                                   (309,710)            (15,399)         (3,754,055)
Income tax expense                                                               -0-                 -0-           (259,835)
                                                                        -----------         -----------         -----------
    Net loss                                                               (309,710)            (15,399)         (4,013,890)
Preferred stock dividends                                                  (177,851)           (150,643)           (139,484)
                                                                        -----------         -----------         -----------
Net loss applicable to common stockholders                              $  (487,561)        $  (166,042)        $(4,153,374)
                                                                        ===========         ===========         ===========
Loss per share of common stock                                          $      (.07)        $      (.02)        $      (.62)
                                                                        ===========         ===========         ===========
Weighted average number of common
  shares outstanding                                                      6,535,581           6,658,143           6,689,352
                                                                        ===========         ===========         ===========


See accompanying notes and auditor's report

Command Security Corporation

Statements of Changes in Stockholders' Equity
Years Ended March 31, 2000, 1999 and 1998

                                                                                                        Common
                                    Preferred           Common      Paid-In          Accumulated        Stock In
                                    Stock               Stock       Capital          Deficit            Treasury      Total
                                    ----------          ------      ----------       -----------        ---------     -----------

Balance at March 31, 1997           $       -0-         $ 842       $9,897,319       $(4,163,981)       $ (3,000)     $ 5,731,180

Common stock issued                                         5           54,008                                             54,013

Return of escrowed
  common stock
    o Note collateral                                     (35)              35                                                -0-
    o Retention adjustment                                (11)        (294,394)                                          (294,405)

Cash paid in lieu of
  compensatory stock warrants                                          (85,979)                                           (85,979)

Transfer of
  preferred stock                    1,813,297                                                                          1,813,297

Preferred stock dividends               69,742                        (139,484)                                           (69,742)

Net loss                                                                              (4,013,890)                      (4,013,890)
                                    ----------          ------      ----------       -----------        ---------     -----------

Balance at March 31, 1998            1,883,039            801        9,431,505        (8,177,871)          (3,000)      3,134,474

Retirement of common
  stock in treasury                                      (135)          (2,865)                             3,000             -0-

Preferred stock dividends              150,643                        (150,643)                                               -0-

Net loss                                                                                 (15,399)                         (15,399)
                                    ----------          ------      ----------       -----------        ---------     -----------

Balance at March 31, 1999            2,033,682            666        9,277,997        (8,193,270)             -0-       3,119,075

Return of escrowed
  common stock                                            (15)        (214,006)                                          (214,021)

Purchase of treasury stock                                                                               (226,202)       (226,202)

Preferred stock dividends                                             (177,851)                                          (177,851)

Net loss                                                                                (309,710)                        (309,710)
                                    ----------          ------      ----------       -----------        ---------     -----------

Balance at March 31, 2000           $2,033,682          $ 651       $8,886,140       $(8,502,980)       $(226,202)    $ 2,191,291
                                    ==========          ======      ==========       ===========        =========     ===========


See accompanying notes and auditor's report

Command Security Corporation

Statements of Cash Flows
Years Ended March 31, 2000, 1999 and 1998

               INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        2000                1999                1998
OPERATING ACTIVITIES
   Net loss                                                             $  (309,710)        $   (15,399)        $(4,013,890)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                       1,695,458           1,720,197           2,038,794
      Provision for doubtful accounts and
        notes receivable, net of recoveries                                 863,359              51,871           1,451,151
      (Gain)/loss on equipment dispositions                                    (912)             51,831              34,324
      Loss on value of intangible assets                                         -0-             58,646             745,516
      Deferred income taxes                                                      -0-                 -0-            259,835
      Self-insurance reserves                                               448,291             572,833             900,128
      Stock compensation settlement                                        (154,021)                 -0-                 -0-
      Changes in operating assets and liabilities:
          Accounts receivable, current and long-term                     (1,313,963)           (322,530)            780,602
          Prepaid expenses                                                  215,285             460,896             880,665
          Other receivables                                                 (41,226)             38,995             (88,574)
          Other assets                                                      279,569             (71,944)           (244,246)
          Accounts payable and accrued expenses                            (831,214)         (1,005,756)            124,665
          Due to administrative service clients                             (89,597)            105,971              28,495
                                                                        ------------        ------------        ------------
                 Net cash provided by
                   operating activities                                     761,319           1,645,611           2,897,465
                                                                        ------------        ------------        ------------

INVESTING ACTIVITIES
   Purchase of equipment                                                   (158,168)           (101,372)           (153,298)
   Purchase of intangible assets                                            (12,000)            (45,735)           (116,521)
   Proceeds from equipment dispositions                                      24,041               2,278              27,122
   Issuance of notes by administrative service clients                           -0-             (5,000)                 -0-
   Principal collections on notes receivable                                    -0-              62,394             113,828
                                                                        ------------        ------------        ------------
                 Net cash used in investing activities                     (146,127)            (87,435)           (128,869)
                                                                        ------------        ------------        ------------

FINANCING ACTIVITIES
   Net borrowings/(payments) on line of credit                              212,878             326,955            (533,908)
   Repayments on other short and long-term debt                            (689,447)         (1,237,369)         (1,763,505)
   Repayments on capital lease obligations                                  (82,486)            (75,397)            (81,455)
   Cash paid in lieu of compensatory stock warrants                              -0-                 -0-            (85,979)
   Cash overdraft                                                           184,772            (449,895)           (303,749)
   Purchase of treasury stock                                              (226,202)                 -0-                 -0-
   Payment of preferred stock dividends                                    (137,177)                 -0-                 -0-
                                                                        ------------        ------------        ------------
          Net cash used in financing activities                            (737,662)         (1,435,706)         (2,768,596)
                                                                        ------------        ------------        ------------

Net increase/(decrease) in cash and cash equivalents                       (122,470)            122,470                  -0-

Cash and cash equivalents, beginning of year                                122,470                  -0-                 -0-
                                                                        ------------        ------------        ------------

Cash and cash equivalents, end of year                                  $        -0-        $   122,470         $        -0-
                                                                        ============        ============        ============


See accompanying notes and auditor's report

Command Security Corporation

Years Ended March 31, 2000, 1999 and 1998

1.    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

      Cash paid during the period for:
                                       2000         1999          1998

        Interest                       $848,860     $997,779      $1,100,903
        Income Taxes                         -0-          -0-             -0-


2.    SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        For the years ended March 31, 2000, 1999 and 1998, the Company purchased equipment with direct installment and lease financing of $701,662, $247,043, and $365,825, respectively. These amounts have been excluded from the statements of cash flows.

        The Company generally obtains short-term financing to meet its insurance needs. For the years ended March 31, 2000, 1999 and 1998, $122,644 and $107,099, and $133,055, respectively, have been borrowed for this purpose. These borrowings have been excluded from the statements of cash flows.

        For the years ended March 31, 1999 and 1998, the Company accrued accumulated dividends of $150,643 and $139,484 and issued 913 and 845 additional shares of its Series A convertible preferred stock to its preferred stockholders. These charges to paid-in capital and credits to preferred stock have been excluded from the statements of cash flows.

        In December, 1999, the Company entered into an agreement modifying a stock compensation arrangement entered into in November, 1993, and canceling 150,000 shares of the Company's common stock held in escrow. The resultant charges to common stock and paid-in capital and credits to accrued expenses have been excluded from the statement of cash flows.

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

        In March, 1998, the Company settled the retention adjustment in connection with the sale of certain customer lists originally closed in December, 1996. The resultant charge to deferred income of $63,159 and credits to notes receivable and accrued expenses of $63,159 and $40,830, respectively, have been excluded from the statement of cash flows.

        During the year ended March 31, 1998, the Company settled various retention issues related to customer list purchases with the Company's common stock. The resultant net charge to equity and credit to intangible assets of $240,392 have been excluded from the statement of cash flows.

        During the year ended March 31, 1998, the Company acquired certain guard service accounts from three former administrative service clients in settlement of outstanding advances and the assumption of certain loan guarantees. Debt assumed of $150,006 and net advances of $94,655 have been excluded from the purchase of intangible assets in the statement of cash flows.

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

Command Security Corporation

Notes to Financial Statements
March 31, 2000, 1999 and 1998

1.    Business Description and Summary of Accounting Policies

      The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

        Principal business activities

          Command Security Corporation (the Company) is a uniformed security guard service company operating in New York, Connecticut, California, Florida, Georgia, Illinois and New Jersey. In addition, the Company also provides other security guard companies (administrative service clients) in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue or gross profit.

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

        Revenue recognition

          The Company records revenue as services are provided to its customers and to its administrative service clients. Revenue consists primarily of security guard services which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to other guard companies are based on a percentage of the administrative service client's revenue or gross profit.

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

        Intangible assets

          Intangible assets are stated at cost and consist primarily of customer lists which are being amortized on a straight-line basis over five years. The life assigned to customer lists acquired is based on management's estimate of the attrition rate. The attrition rate is estimated based on historical contract longevity and management's operating experience. Any possible impairment is evaluated annually based on anticipated undiscounted future cash flows and actual customer attrition in accordance with the provisions of SFAS 121.

        Advertising costs

          The Company expenses advertising costs as incurred. Amounts incurred for recruitment and general business advertising were $214,142, $133,553, and $129,400 for the years ended March 31,
          2000, 1999 and 1998, respectively.

Command Security Corporation

March 31, 2000, 1999 and 1998

1.    Business Description and Summary of Accounting Policies, continued

        Income/(loss) per common share

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of potential common shares, if any, is excluded. No diluted earnings per share are presented because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive. The implementation of SFAS 128 had no effect on the calculation of the Company's earnings per share for the years ended March 31, 2000, 1999 and 1998.

        Accounting for stock options

          During the year ended March 31, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in the determination of stock-based compensation expenses or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 and will provide pro forma disclosures as required by SFAS 123. SFAS 123 did not have an impact on the Company's financial condition or results of operations for the periods presented. Stock- based compensation issued to non employees are accounted for based on the fair value and nature of goods and/or services received.

2.    Continuity of Operations

          The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's operations resulted in a net loss of $309,710, $15,399 and $4,013,890 for the years ended March 31, 2000, 1999 and 1998, respectively, and a working capital deficit at March 31, 1998, of $1,122,869. As of March 31, 1998, the Company was not in compliance with certain of its debt covenants and, as described in Notes 13 and 18, there is litigation and a contingency for which the outcomes are uncertain. As a result, the independent auditor's report on the March 31, 1998, financial statements was modified, indicating that these factors raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's viability as a going concern is dependent on its ability to achieve profitability from its operations, to generate sufficient working capital to meet its obligations as they become due, the forbearance of its lenders and its ability to resolve the litigation and contingency.

          As of March 31, 2000 and 1999, the Company had positive working capital of $749,710 and $200,236, respectively, and its operations resulted in significantly reduced net losses of $309,710 and $15,399 for the years ended March 31, 2000 and 1999, respectively, compared to a loss of $4,013,890 for the year ended March 31, 1998. These improved results are due, in part, to significant charges in fiscal 1998 in connection with the Chapter 7 bankruptcy filing of a former administrative service client, charges for impairment of long-lived assets, unusually high labor claims and self-insurance claims which did not recur in fiscal 2000 or 1999, as well as management's development and implementation in fiscal 1999 of a national network of independent security guard companies to service clients with sites throughout the United States. The implementation of this network has increased its ability to compete against larger national companies and increased its profit margins. In addition, the Company has implemented a plan to actively seek rate increases from its existing clients and to sign new contracts in existing markets. Furthermore, it has implemented a centralized purchasing function in order to better control operating costs and implemented a centralized, pro-active credit management and collection policy which has significantly reduced bad debt expense and led to the recovery of receivables previously reserved.

          Management expects a continued favorable financial impact from the above mentioned strategies as well as improved cash flow as a result of the repayment in full of certain acquisition indebtedness in February, 1999. Furthermore, subsequent to March 31, 1998, the Company obtained a waiver from its principal lender, CIT Group/Business Credit, Inc., in connection with its non-compliance with certain non-financial covenants and management is of the opinion that the probability that contractual termination of its lending arrangement diminishes with improvements in operating results and working capital and that the probability of claims in connection with certain restatements and a resultant negative impact on operations and financial condition diminishes with time.

Command Security Corporation

March 31, 2000, 1999 and 1998

3.    Furniture and Equipment

        Furniture and equipment at March 31, consist of the following:

                                           2000                   1999

          Transportation equipment         $ 1,394,723            $ 1,142,334
          Security equipment                   594,563                537,658
          Office furniture and equipment     1,987,073              1,560,805
                                            ----------            ------------
                                             3,976,359              3,240,797
          Accumulated depreciation          (2,636,028)            (2,209,755)
                                           ------------           ------------

                                           $ 1,340,331            $ 1,031,042
                                           ===========            ===========

        Depreciation expense for the years ended March 31, 2000, 1999 and 1998 was $519,010, $439,510, and $386,905, respectively, and includes amortization of assets purchased under capital lease arrangements (see Note 14).

4.    Intangible Assets

        Intangible assets at March 31, consist of the following:

                                           2000                   1999

          Customer lists                   $ 3,675,390            $ 5,657,732
          Borrowing costs                       50,000                 50,000
          Covenant not to compete              180,000                180,000
          Goodwill                              34,007                 34,007
                                           -----------            ------------
                                             3,939,397              5,921,739
          Accumulated amortization          (3,479,334)            (4,315,228)
                                           ------------           ------------

                                           $   460,063            $ 1,606,511
                                           ===========            ===========

        Amortization expense for the years ended March 31, 2000, 1999 and 1998, was $1,176,448, $1,280,687, and $1,651,889, respectively.
        During the year ended March 31, 2000, the Company removed fully amortized customer lists with an initial cost of $2,012,342 from its accounts. Approximately 83% of the Company's remaining customer lists will become fully amortized during the year ending March 31, 2001. During the years ended March 31, 1999 and 1998, the Company removed customer lists of $83,780 and $1,743,880 and related accumulated amortization of $25,134 and $998,364, respectively, from its accounts and recognized impairment losses of $58,646 and $745,516, respectively, on its purchased customer lists due to lack of retention in some of its branches. Management believed that the future expected cash flows would not be sufficient to recover the remaining unamortized costs associated with these lists.

5.    Restricted Cash

        Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers compensation claims.

Command Security Corporation

March 31, 2000, 1999 and 1998

6.      Short-Term Borrowings

          Short-term borrowings at March 31, consist of the following:

                                                       2000          1999

           Bank line of credit                         $ 7,156,761   $ 6,943,883
           Various insurance financing arrangements,
            interest ranging from 7.72% to 11.27%           35,754        35,630
           Other obligations                                   -0-        16,339
                                                       -----------   -----------

                                                       $ 7,192,515   $ 6,995,852
                                                       ===========   ===========

          In February, 1995, the Company entered into an agreement with CIT Group/Business Credit, Inc. ("CIT") under a revolving loan and security agreement. The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined, but in no event in excess of $10,000,000. At March 31, 2000, the Company had used $7,156,761 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly at 1.5% over prime, or 10.5% at March 31, 2000. The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The agreement will currently expire in February, 2001, and provides for automatic two year renewal terms.

7.      Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses at March 31, consist of the following:

                                                       2000          1999

           Trade accounts payable                      $   669,552   $   701,296
           Payroll and related expenses                  1,526,877     2,027,968
           Insurance                                       594,608       456,705
           Sales tax                                        70,189        73,997
           Accrued professional fees                       152,000       152,000
           Accrued loss contingencies and settlements       75,000       160,000
           Liabilities assumed in acquisitions              79,000        29,578
           Other                                           160,802       105,618
                                                       -----------   -----------

                                                       $ 3,328,028   $ 3,707,162
                                                       ===========   ===========

          As of March 31, 2000 and 1999, the Company has accrued $75,000 and $160,000, respectively, for loss contingencies and settlements in connection with certain legal proceedings and labor claims where either a monetary settlement has been reached or management has determined that it is probable that a liability has been incurred.

Command Security Corporation

March 31, 2000, 1999 and 1998

8.    Long-Term Debt

         Long-term debt at March 31, consists of the following:

                                                                                          2000                     1999

          Gordon Robinett (Director), due October, 1999,
          no interest, collateralized by related covenant                                 $      -0-               $  45,000

          Capital Resource Company, (two notes and four notes)
          due October, 2000 and June, 2001, interest at 14%, unsecured                       57,674                  166,017

          Various installment loans due at various dates
          through February, 2003, with interest ranging
          from 3.9% to 12.25% <F1>                                                          470,938                  415,142

          CIT Group/Business Credit, Inc., due February 1, 2002
          interest at prime plus 1.5%, currently 10.5% <F2>                                 191,667                  291,667
                                                                                          ---------                ---------
                                                                                            720,279                  917,826
          Current maturities                                                               (410,603)                (492,677)
                                                                                          ---------                ---------

                                                                                          $ 309,676                $ 425,149
                                                                                          =========               ==========

          <F1> Payable to General Motors Acceptance Corporation and Ford
               Motor Credit Corporation. The notes are collateralized by automobiles and security equipment.

          <F2> The term loan from CIT Group/Business Credit, Inc., payable in monthly installments of $8,333 plus interest at prime plus 1.5% per annum, is collateralized with security pledged under the revolving loan and security agreement (see Note 6).


          The aggregate amount of required principal payments of long-term debt is as follows:

            Year ending:     March 31, 2001      $410,603
                             March 31, 2002       248,129
                             March 31, 2003        61,547
                                                 --------

                                                 $720,279
                                                 ========

Command Security Corporation

March 31, 2000, 1999 and 1998

9.    Stockholders' Equity

         Changes in the number of equity shares of the Company's preferred and common stock for the years ended March 31, 2000, 1999 and 1998, are as follows:

                                                                             Preferred       Common              Treasury
                                                                             Stock           Stock               Stock

          Balance at March 31, 1997                                             -0-           8,424,332           1,355,400

          Transfer of preferred stock                                        10,567

          Preferred stock dividend shares issued                                845

          Common stock issued                                                                    57,447

          Return of escrowed common stock
           o Note collateral                                                                   (350,911)
           o Retention adjustment                                                              (117,325)
                                                                             ------          -----------         -----------

          Balance at March 31, 1998                                          11,412           8,013,543           1,355,400

          Preferred stock dividend shares issued                                913

          Retirement of common
            stock in treasury                                                                (1,355,400)         (1,355,400)
                                                                             ------          -----------         -----------

          Balance at March 31, 1999                                          12,325           6,658,143                  -0-

          Return of excrowed common stock                                                      (150,000)

          Purchase of treasury stock                                                                                220,800
                                                                             ------          -----------         -----------

          Balance at March 31, 2000                                          12,325           6,508,143             220,800
                                                                             ======          ===========         ===========


10.   Concentration of Risk

         Geographic concentrations of credit risk with respect to trade receivables are primarily in the New York Metropolitan area consisting of 45% and 41% of total receivables as of March 31, 2000 and 1999, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the years ended March 31, 2000, 1999 and 1998, the Company generated 38%, 31% and 31%, respectively, of its revenue from the commercial airline industry. The Company's remaining customers are not concentrated in any specific industry.

         During the years ended March 31, 2000, 1999 and 1998, 56%, 53% and 52% of administrative service revenue, respectively, was earned from one administrative service client. The contract with this administrative service client terminated in May, 2000.

         The Company maintains its cash accounts in commercial banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2000, bank balances exceeded insured balances by approximately $1,600,000.

11.   Significant Customers

         During the year ended March 31, 2000, one customer accounted for approximately $6,027,000, or 10%, of revenue. During the years ended March 31, 1999 and 1998, no customers accounted for 10% or more of revenue.

Command Security Corporation

March 31, 2000, 1999 and 1998

12.   Self-Insurance

         For the years from March 1, 1997 to February 29, 2000, the Company provided a partially self-insured health insurance program to all eligible administrative personnel. There is a maximum loss of $30,000 per year per employee and an aggregate amount per year, based on the number of participants, that the Company can be responsible for. A stop-loss insurance policy covers all claims in excess of the above amounts. As of March 1, 2000, the Company is providing traditional fully insured coverage to its employees. The previous partially self-insured plan provides for a three month extension of benefit period following termination to provide for claim submission of losses incurred prior to the terminations date. Claims submitted during the benefit extension period, net of refunds of previously paid claims in excess of the self-insured limits, were negligible. Amounts accrued for health insurance under the partially self-insured plan and included in general and administrative expenses were $326,817, $328,938 and $324,752 for the policy years ended February 29, 2000, and February 28, 1999 and 1998, respectively.

         The Company has an insurance policy covering workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Insurance providers assist the Company in determining its estimated liability for these claims. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $1,083,817, $1,137,375 and $1,176,128 for the years ended March
         31, 2000, 1999 and 1998, respectively, which are based on industry standard payout profiles.

         The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. In addition, the Company has obtained an excess general liability insurance policy that covers claims for an additional $50,000,000 in the aggregate ($30,000,000 prior to October 1, 1999). The Company retains the risk for the first $50,000 per occurrence. Charges for general liability self-insurance expense of $448,291, $572,833, and $900,128, are included in cost of sales for the years ended March 31, 2000, 1999 and 1998, respectively. Such charges are based on a review of available data in connection with existing claims and actuarial factors to provide for estimated losses incurred but not yet reported.

         Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its health, general liability risk retention and workers' compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current earnings.

13.   Contingent Liabilities

         The Company has guaranteed three installment loans extended to two administrative service clients and one customer list purchaser, respectively, by Capital Resources Company. The total outstanding balance of such loans as of March 31, 2000, was approximately $276,800. The notes mature between September, 2000, and November, 2001, and are guaranteed by customer lists.

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

Command Security Corporation

March 31, 2000, 1999 and 1998

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

         The Company has been named as a defendant in several other employment related claims, including claims of sexual harassment by current and former employees, some of which are currently under investigation by the New York State Division of Human Rights. At this time the Company is unable to determine the impact on the financial position and results of operations that these claims may have should the investigation conclude that they are valid.

         The Company was in negotiation with a client concerning disputed Company charges. Subsequent to March, 31, 2000, the Company reached an agreement whereby it has accrued $310,000 in order to retain good client relations and to avoid litigation costs in connection with this matter. These costs have been included in cost of sales for the year ended March 31, 2000.

         The Private Placement Memorandum issued in connection with the Company's 1993 Private Placement and the interim financial reports for the first three quarters in the fiscal years ended March 31, 1994 and 1995, filed by the Company contained financial information which has since been restated to correct the accounting for advances to administrative service clients as well as union and insurance accruals. A legal action has been filed against the Company and is described in greater detail below. It includes claims based on the restatements. It is possible that other purchasers of Units pursuant to the 1993 offering and the purchasers of shares in connection with the offerings that were consummated in February, 1995, may make further claims against the Company, alleging, as the basis, among other possible claims the above-mentioned restatements.

         On or about December 4, 1997, an outside shareholder and four of the Company's directors (Sands, P. Kikis, Saunders and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 606166/97) against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. (The claims against the Company's outside corporate and securities counsel have since been dismissed.) The complaint alleges that one or more of the defendant-directors engaged in improper activities, including ultra-vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud and waste of corporate assets. These charges are based upon claims that the defendant-directors concealed information from the plaintiff-directors regarding the Company's earnings, lacked power to enter into an employment agreement on behalf of the Company with Mr. Robinett, and entered into administrative service agreements with financially unstable companies without performing due diligence. The plaintiffs further allege that the Company has failed to appoint a replacement to the office of president and that the directors have entered into a shareholder agreement which is violative of public policy. Plaintiffs seek the award of money damages in an amount which is "not less than" $11 million from the individual defendants, a declaratory judgment that the shareholder agreement is void, an order for an accounting, certain other injunctive relief and attorneys' fees and disbursements.

         The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company's carrier has reserved its rights with respect to the defense and indemnity of the Company based on a claimed exclusion from coverage. To date, the Company has not been notified of declination of coverage. The Company may have a claim against its carrier based on the carrier's failure to timely disclaim coverage. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 2000, the Company has expended and charged earnings with approximately $204,000 in legal fees (none during the year ended March 31, 2000) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued a $92,000 contingency for legal fees incurred by one of the defendants, where management has determined that indemnification by the Company is probable. On or about March 25, 1998, the plaintiffs filed a motion for the appointment of

Command Security Corporation

March 31, 2000, 1999 and 1998

13.   Contingent Liabilities, continued

         a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. On January 12, 1999, the Appellate Division dismissed the appeal and modified the lower court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. The Company is unable to reasonably estimate the potential impact on the Company's financial condition and results of operations from this lawsuit.

         In August of 1998, the Company was informed that the US Department of Transportation, the Federal Aviation Authority and the United States Attorneys' Office for the Southern District of Florida were conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguards Division. The investigation concerned the official certifications of employee background investigations made by the Company's Aviation Safeguards division through its branch manager. Indications are that the background investigations were not properly conducted and hence the certifications were false and in violation of United States Code and Regulations. The Company has cooperated fully with the investigation and is taking steps to ensure future compliance in all areas covered by the investigation. The Company's local counsel has completed negotiations with the United States Attorney's office whereby the proposed pleas and settlement were accepted by the United States Attorney's office and approved by the Court. As a result of this settlement, in March, 2000, the Company paid $35,400 and has accrued an additional $75,000, payable in three equal installments during the year ending March 31, 2001.

14.   Lease Commitments

         The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $564,900, $569,200, and $605,000, for the years ended March 31, 2000, 1999 and 1998, respectively.

         The Company leases certain equipment and vehicles under agreements which are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2000, are $730,163 and $246,852 and at March 31, 1999, $381,320 and $178,259, respectively.

         The future minimum payments under long-term noncancellable capital and operating lease agreements are as follows:

                                                            Capital    Operating
                                                            Leases     Leases

            Year ending: March 31, 2001                     $157,714   $311,487
                         March 31, 2002                      137,114    252,361
                         March 31, 2003                      107,485    157,692
                         March 31, 2004                       55,227     85,032
                         March 31, 2005                       36,866     23,304
                                                            --------   --------
                                                             494,406   $829,876
                                                                       ========
                         Amounts representing interest       102,693
                                                            --------
                                                            $391,713
                                                            ========

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

March 31, 2000, 1999 and 1998

15.      Stock Option Plan and Warrants, continued

            On April 8, 1991, as amended on June 18, 1991, the Board of Directors approved the issuance to each of the Company's President (now Chairman of the Board) and former Treasurer, for $100, a five-year warrant to purchase 175,000 and 60,000 shares of common stock, respectively, at an exercise price of $3.375 per share, the market value at the time of the grant. The warrants vested on March 31, 1992. The exercise price was adjusted to $3.25, fair value on date of adjustment, and the expiration date extended to April, 1998, during fiscal 1994. The warrant extended to the Chairman of the Board expired in April, 1998. The exercise price for the warrant extended to the former Treasurer was adjusted again in July, 1996, to $2.50 per share and the expiration date extended to July, 2000.

            In May 1992, the Board of Directors approved the issuance to the Company's Chairman, former Treasurer and Board member a five year warrant to purchase 125,000, 60,000 and 10,000 shares of common stock, respectively, at an exercise price of $3.88 per share, the fair market value at the time of the grant. The exercise price was adjusted to $3.25, the fair value on date of adjustment, and the expiration date extended to May, 1999, during fiscal 1994. The exercise price for the warrant extended to the former Treasurer was adjusted again in July, 1996, to $2.50 per share and the expiration date extended to July, 2000. The warrants issued to the Chairman and Board member expired in May, 1999.

            Pursuant to the 1993 Private Placement (see Note 18), the Company issued Unit Warrants to purchase an aggregate of up to 800,000 shares to investors and warrants to purchase 160,000 shares to the placement agent. Each Unit Warrant represents the right to purchase one-half of a share at a price of $4.50 per full share. The placement agent warrants are exercisable at $2.50 per share. The Company had the right to redeem the Unit Warrants at $0.10 per warrant at any time after April 27, 1994, if, at any time, the mean of the closing market price quotations for the shares over 20 consecutive trading days is at least $6.00 or the closing market price quotations for the shares is at least $6.00 for 10 consecutive trading days. During the fiscal year ended March 31, 1995, the exercise price of the Unit Warrants was adjusted to $3.50 per full share, the fair value on the date of adjustment. The options expired in October, 1997.

            The Company entered into a consulting agreement dated November 1, 1993, under which the Company agreed to issue stock or warrants in exchange for consulting services. The aggregate value of such stock or warrants to be granted will not exceed $300,000. The Company has fully expensed the consulting fee by October, 1994. During the fiscal year ended March 31, 1994, the Company issued warrants for 200,000 shares and in July, 1994 issued additional warrants for 100,000 shares. The warrants expired in July, 1997, however, the Company had reserved 150,000 shares of common stock to provide the consultant with up to $300,000 of compensation. During the year ended March 31, 1999, $85,979 has been paid in cash, reducing the stock to be released to a value not to exceed $214,021. In December, 1999, the Company entered into an agreement to pay an additional $60,000 to the consultant as full settlement of any and all claims of the consultant in connection with this agreement. Consequently, the 150,000 shares of the Company's common stock held in escrow were canceled.

            On December 16, 1993, the Company granted to the Chairman of the Board a five-year warrant for 500,000 shares of common stock at an exercise price of $3.75, the fair value at time of grant, for services rendered in connection with the ISS acquisition. On March 31, 1995, the Chairman relinquished and waived his right to purchase 275,000 shares underlying this warrant. The warrant for the remaining 225,000 shares expired in December, 1998.

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

            On September 28, 1994, the Company issued a warrant for 25,000 shares of common stock exercisable at $3.63 per share in connection with the signing of a non-employer of record administrative service agreement to provide scheduling, payroll, billing and receivable financing services for an independent security guard service company.The warrant expired in October,1997.

Command Security Corporation

March 31, 2000, 1999 and 1998

15.      Stock Option Plan and Warrants, continued

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

            On November 11, 1999, the Company authorized the issuance of warrants to purchase 150,000 of common stock to a Board member in recognition of services to the Company, at an exercise price of $1.031 per share, the fair market value at the time of the grant. The warrants expire in November, 2004.

            Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

            The following is a summary of activity related to all Company stock option and warrant arrangements:

                                            Options                          Warrants
                                     ------------------------      ----------------------------
                                     Exercise       Number of      Exercise         Number of
                                      Price         Shares         Price            Shares
                                     -------------  ---------      ----------       -----------
             Outstanding at
               March 31, 1997        $2.25 - $2.50  160,000        $1.87  - $3.75    2,530,000

             Expired                                                1.87  -  2.25   (1,570,000)
                                     -----------------------       --------------   -----------

             Outstanding at
               March 31, 1998         2.25 -  2.50  160,000         1.87  -  3.75      960,000

             Expired                                                3.25  -  3.75     (400,000)
                                     -----------------------       --------------   -----------

             Outstanding at
               March 31, 1999         2.25 -  2.50  160,000         1.87  -  3.25      560,000

             Issued                                                          1.031     150,000
             Expired                          2.25  (52,500)                 3.25     (135,000)
                                     -----------------------       --------------   -----------

             Outstanding at
               March 31, 2000        $        2.50  107,500        $1.031 - $2.50      575,000
                                     =======================       ==============   ===========


           At March 31, 2000, there were 107,500 and 575,000 options and warrants outstanding, respectively, exercisable at prices ranging from $1.031 to $2.50, and 730,000 shares reserved for issuance under all stock arrangements.

Command Security Corporation

March 31, 2000, 1999 and 1998

15.       Stock Option Plan and Warrants, continued

           Significant option and warrant groups outstanding at March 31, 2000, and the related weighted average exercise price and life information are as follows:

                                                                        Weighted      Weighted
                                      Options/        Options/          Average       Average
              Range of                Warrants        Warrants          Exercise      Remaining
              Exercise Price          Outstanding     Exercisable       Price         Life (years)
              -----------------       -----------     -----------       --------      ------------

                         $1.031       150,000         150,000           $1.031        4.62
                          1.875       205,000         205,000            1.875        1.50
               2.10   to   2.50       327,500         327,500            2.401         .69
                                      -------         -------

               1.031  to   2.50       682,500         682,500            1.942        1.41
                                      =======         =======


           As disclosed in Note 1, the Company continues to follow the provisions of APB 25, "Accounting for Stock Issued to Employees," when determining the value of stock based compensation. Accordingly, no compensation expense has been recognized for its stock based compensation. If the Company had used the fair value method of accounting for stock based compensation, there would have been no effect on the net income or loss of the Company for the years ended March 31, 2000, 1999 or 1998. The impact of the fair value method takes into account options and warrants granted since April 1, 1995. The weighted fair value of options and warrants granted during the year ended March 31, 2000, was $.10 per equivalent share. There were no options or warrants issued during the years ended March 31, 1999 or 1998. For the year ended March 31, 2000, the fair value was estimated using the exercise price on the date of the grant and the following assumptions: risk free interest rate of 5.35%, volatility of 62.49% and a dividend yield of 0.00%.

16.     Income Taxes

          Income tax expense/(benefit) for the years ended March 31 consists of the following:

                                                2000       1999       1998
            Current:
              Federal                           $-0-       $-0-       $    -0-
              State and local                    -0-        -0-            -0-
                                                ----       ----       --------
                                                 -0-        -0-            -0-

           Deferred:
              Federal                            -0-        -0-        181,283
              State and local                    -0-        -0-         78,552
                                                ----       ----       --------
                                                 -0-        -0-        259,835

                Income tax expense/(benefit)    $-0-       $-0-       $259,835
                                                ====       ====       ========

          The deferred tax expense for March, 1998, represents an increase in the beginning-of-year valuation allowance for deferred tax assets.

          The differences (expressed as a percentage of pretax income) between the statutory Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

                                                2000     1999     1998

            Statutory federal income tax rate    34.0     34.0     34.0
            State and local income taxes,
              net of federal benefit              9.8      9.8      9.8
            Valuation allowance and reserves    (38.4)   (20.7)   (50.7)
            Permanent differences                (5.4)   (23.1)    (0.5)
                                                ------   ------   ------
            Effective tax rate                    0.0%     0.0%    (7.4)%
                                                =====    ======   ======

Command Security Corporation

March 31, 2000, 1999 and 1998

16.     Income Taxes, continued

          The significant components of deferred tax assets and liabilities as of March 31, 2000 and 1999, are as follows:

                                             2000            1999
            Current deferred tax assets:
              Accounts receivable            $    72,507     $   124,114
              Accrued expenses                   139,424         297,289
                                             ------------    ------------
                                                 211,931         421,403

              Valuation allowance               (211,931)       (421,403)
                                             ------------    ------------

                Net current deferred
                  tax asset                  $        -0-    $        -0-
                                             ============    ============

            Non-current deferred tax
              assets/(liabilities):
              Equipment                      $   (48,811)    $   (80,086)
              Intangible assets                  982,898       1,131,567
              Self-insurance                     352,898         328,727
              Net operating loss carryover     2,192,112       1,835,867
                                               3,479,097       3,216,075

              Valuation allowance             (3,479,097)     (3,216,075)
                                             ------------    ------------

                Net non-current deferred
                  tax asset                  $        -0-    $        -0-
                                             ============    ============

          The valuation allowance increased by $53,550, 14,962 and $1,874,080 during the years ended March 31, 2000, 1999 and 1998, respectively. Federal and State net operating loss carry-overs were approximately $4,818,000 and $5,203,000, respectively, at March 31, 2000. They begin to expire in 2010.

17.     Administrative Service Agreements

          The Company has entered into agreements with various security guard companies (administrative service clients) whereby the Company administers the billing, collection and payroll functions and the administrative service clients administer the operations of the respective guard contracts. Under these arrangements, the Company receives title to all the receivables generated and under some arrangements may become the employer of record for all applicable guard personnel. All contracts contain renewal provisions based on the volume of business generated by the respective administrative service clients. The rights to service the guard contracts are retained by the administrative service clients.

          The Company records the billings for administrative service clients contracts in accounts receivable with a corresponding liability, "due to administrative service clients," net of the Company's administrative fees and payroll and related expenses paid by the Company, at the time the services are provided to the administrative service clients' customers. Receivables not collected are charged back to the administrative service clients generally after 90 days. The administrative fees charged to the administrative service clients, which are based on either a percentage of guard revenue or gross profit, are recognized as "administrative service revenue" on the Company's statements of operations.

          The following is a summary of the administrative service clients' activities for the years ended March 31, 2000, 1999 and 1998, respectively, the components of which have been excluded from the Company's financial statements:

                                                                         2000         1999             1998
           Employer of record administrative service revenue

             Administrative service clients' guard service revenue       $ 566,190    $ 7,528,163      $ 17,913,206
             Cost of revenue                                              (444,664)    (5,612,727)      (13,286,869)
                                                                         ----------   ------------      ------------
             Gross profit                                                  121,526      1,915,436         4,626,337
             Administrative service clients' share of gross profit         (87,634)    (1,468,608)       (3,551,906)
                                                                         ----------   ------------     -------------
                                                                            33,892        446,828         1,074,431
           Non employer of record administrative service revenue           520,304        466,670           376,161
                                                                         ----------   ------------     -------------

             Administrative service revenue                              $ 554,196    $   913,498      $  1,450,592
                                                                         ==========   ============     =============


Command Security Corporation

March 31, 2000, 1999 and 1998

17.     Administrative Service Agreements, continued

          The Company had extended various operating loans to these service companies. Interest charged varied between 2% above the prime lending rate of the Chase Manhattan Bank and 14% per annum. As of March 31, 2000, the Company did not have any performing outstanding loan balances, however, the Company has guaranteed bank loans to certain administrative service clients (see Note 13).

18.     Private Placements

          During January and February, 1995, the Company completed several private equity offerings including the issuance of 9,061 shares of convertible preferred stock with a liquidation value of $165 per share for a total of $1,495,065 (each share of preferred stock is convertible into 100 shares of the Company's common stock, provides a yield of 8% per annum and, as of March, 1998, was redeemable upon certain future financing events); 950,002 shares of common stock for a total of $1,377,500 pursuant to an offering exempt from registration under Regulation D; and 1,137,506 shares of common stock for a total of $1,287,174 pursuant to various offerings exempt from registration under Regulation S promulgated under the Securities Act of 1933. In addition, the Company issued warrants to purchase 250,000 shares to the placement agent which have since expired. Proceeds to the Company, net of placement agent fees of $356,000 and offering costs of $281,397, amounted to $3,522,342.

          In October, 1993, the Company completed a private placement of 1,600,000 units, at $2.50 per unit, each consisting of one share of the Company's common stock and one three year redeemable warrant to purchase one-half common share. In addition, the Company issued warrants to purchase 160,000 shares to the placement agent. Both warrants have since expired. Proceeds to the Company, net of placement agent fees of $520,000 and offering costs of $156,926, amounted to $3,323,074. The Company was obligated to register the shares issued in connection with this offering by February, 1994, and attempted to do so. The registration, however, was not completed until November, 1995, and in December, 1994, the Company authorized the issuance of an additional 400,000 shares to the initial investors in accordance with the provisions of the private placement agreement.

          In connection with the above private placement offerings, the Company has certain risks that are described in Note 13.

19.     Preferred Stock

          The Board of Directors has been authorized to issue preferred stock in series and to fix the number, designation, relative rights, preferences and limitations of each series of such preferred stock. Of the 1,000,000 shares authorized for issuance, 12,325 have been designated as Series A Convertible Preferred Stock ("Series A").

          The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable by the issuance of additional Series A stock until such time as all amounts due on the Deltec debt have been paid in full and then in cash thereafter. The $1.5 million Deltec indebtedness was repaid in full in February, 1999. During the years ended March 31, 1999 and 1998, 913 and 845 Series A shares have been issued, representing dividends accrued through February 24, 1999 and 1998, respectively. Accrued dividends at March 31, 2000, were $40,674. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share.

          Any holder of Series A shares may at any time convert their shares into common stock of the Company at a conversion ratio of 100 shares of common stock for each share of Series A stock.

          The Company was obligated to redeem any unconverted Series A shares at such time as the Deltec debt is paid in full. However, no redemption was required until all outstanding warrants issued in the Company's October 1993 private placement were exercised. All such warrants expired in October, 1997, and the Company is no longer obligated to redeem the Series A preferred stock. Consequently, the preferred stock has been transferred and included with stockholders' equity on the balance sheets as of March 31, 2000 and 1999.

Command Security Corporation

March 31, 2000, 1999 and 1998

20.     Fair Value

          The fair value of the Company's long-term notes receivable is based on the current rates offered by the Company for notes of the same remaining maturities. The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2000 and 1999, the fair value of long-term notes receivable and long-term debt approximates their carrying amounts.

21.     Related Party Transactions

          The Company's former general counsel is also a member of the Board of Directors. Legal fees paid amounted to $2,394 and $6,238 for the years ended March 31, 1999 and 1998, respectively. No legal fees were paid to this Board member during the year ended March 31, 2000.

          A director of Deltec International SA, the parent of Deltec Development Corporation, the former subordinated debt lender to the Company, is also a member of the Board of Directors of the Company. Interest paid in connection with the Deltec debt amounted to $32,813, and $85,312 for the years ended March 31, 1999 and 1998, respectively. The debt was paid in full in February, 1999. Expenses of $20,800, $20,800 and $28,100 were paid on behalf of this director as compensation for services rendered for the years ended March 31, 2000, 1999 and 1998, respectively.

22.     Retirement Plans

          In November, 1999, the Company adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non highly compensated participants. The plan does not allow for employer matching of elective deferrals. For the period ended March 31, 2000, no discretionary amounts have been accrued or paid.

23.     Operating Licenses

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

24.     Acquisitions

          During fiscal years 1999 and 1998, the Company acquired several security guard businesses, principally customer lists, for an aggregate final cost of approximately $181,000 and $378,000, respectively, payable in cash and notes. The Company accounted for these acquisitions using the purchase method. The financial statements include the operations of these businesses from the respective acquisition dates. The customer lists are being amortized over a five year period, the estimated economic lives of the lists.

                         COMMAND SECURITY CORPORATION
                SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                                  Against                                    Uncollec-
                                                                  Amounts                                    tible
                                         Balance at   Charged to  Due to           Charged                   Accounts    Balance
                                         Beginning    Costs and   Administrative   to Other                  Written     at End of
                                         of Period    Expenses    Service Clients  Accounts       Recoveries Off         Period

Year ended March 31, 2000:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      receivable - current maturities    $  701,325   $969,937    $                $106,972<F1>   $ 71,970   $418,018    $1,288,246

    Allowance for doubtful notes
      receivable - current maturities       267,790                                  34,408         34,608    267,590            -0-

    Allowance for other doubtful
      receivables - current maturities      987,192                                                           987,192            -0-

    Allowance for doubtful notes and
      long-term receivables,
      net of current maturities                  -0-                                                                             -0-

Year ended March 31, 1999:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      receivable - current maturities    $  716,347   $309,348    $(36,143)        $              $          $288,227    $  701,325

    Allowance for doubtful notes
      receivable - current maturities       273,715                 88,447                          60,448     33,924       267,790

    Allowance for other doubtful
      receivables - current maturities    1,024,319     58,568     (88,447)         250,000<F2>    255,597      1,651       987,192

    Allowance for doubtful notes and
      long-term receivables,
      net of current maturities                  -0-                                                                             -0-

Year ended March 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      receivable - current maturities    $  619,621   $376,404    $119,847         $              $  5,837   $393,688    $  716,347

    Allowance for doubtful notes
      receivable - current maturities       450,653    180,360                       37,867<F3>      1,978    393,187       273,715

    Allowance for other doubtful
      receivables - current maturities      104,138    837,129       7,000          196,829<F3>      7,000    113,777     1,024,319

    Allowance for doubtful notes and
      long-term receivables,
      net of current maturities             785,360     57,258                                     230,778    611,840            -0-


<F1> Represents sales tax refund claims ($85,823) and expense accrual reduction ($21,149).

<F2> Represents cash received for item previously removed from accounts.

<F3> Represents deferred revenue reduction related to non-performing receivable.


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

Date:  June 28, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

/s/ Franklyn H. Snitow        Director, Acting President         June 28, 2000
----------------------------- and Chief Executive Officer
Franklyn H. Snitow

/s/ William C. Vassell        Chairman of the                    June 28, 20000
----------------------------- Board and Director
William C. Vassell

/s/ Nathan Nelson             Chief Financial Officer            June 28, 2000
----------------------------- and Executive Vice President
Nathan Nelson

                              Vice Chairman of the               June __, 2000
----------------------------- Board and Director
Gordon Robinett

/s/ Peter T. Kikis            Director                           June 28, 2000
-----------------------------
Peter T. Kikis

/s/ Peter J. Nekos            Director                           June 28, 2000
-----------------------------
Peter J. Nekos

                              Director                           June __, 2000
-----------------------------
Gregory J. Miller

                              Director                           June __, 2000
-----------------------------
Steven B. Sands

                              Director                           June __, 2000
-----------------------------
Lloyd H. Saunders, III

/s/ Thomas P. Kikis           Director                           June 28, 2000
-----------------------------
Thomas P. Kikis