Form 10-Q
period 2000-06-30
COMMAND SECURITY CORP
filed 2000-08-21
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

_X_    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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
         (State or other jurisdiction                   (I.R.S. Employer
       of incorporation or organization)               Identification No.)

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

Yes   _X_      No   ___

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of August 11, 2000).

                         COMMAND SECURITY CORPORATION

                                    INDEX

PART I.        Financial Information                                  Page No.

Item 1.        Financial Statements

               Condensed Statements of Operations -
               three months ended June 30, 2000
               and 1999 (unaudited)                                      2

               Condensed Balance Sheets -
               June 30, 2000 and March 31, 2000
               (unaudited)                                               3

               Condensed Statements of Stockholders' Equity -
               three months ended June 30, 2000 and 1999
               (unaudited)                                               4

               Condensed Statements of Cash Flows -
               three months ended June 30, 2000 and 1999
               (unaudited)                                             5 - 6

               Notes to Condensed Financial Statements                 7 - 10

Item 2.    Management's Discussion and Analysis of
               Results of Operations and Financial Condition          10 - 14

Item 3.    Quantitative and Qualitative Disclosures
               about Market Risk                                        15


PART II.   Other Information

Item 1.    Legal Proceedings                                            15

Item 6.    Exhibits and Reports on Form 8-K                             15

Signature                                                               16

PART I.       Financial Information

Item 1.       Financial Statements



                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                  Three Months Ended
                                                             ----------------------------
                                                             June 30,        June 30,
                                                             2 0 0 0         1 9 9 9
                                                             ------------    ------------
Revenue                                                      $ 16,117,665    $ 13,402,632

Cost of revenue                                                13,436,112      10,934,195
                                                             ------------    ------------

Gross profit                                                    2,681,553       2,468,437

Administrative service revenue                                     88,302         187,331
                                                             ------------    ------------
                                                                2,769,855       2,655,768
                                                             ------------    ------------
Operating expenses
  General and administrative expenses                           2,342,919       1,973,991
  Amortization of intangibles                                      96,560         300,599
  Provision for doubtful accounts                                 126,989          71,937
                                                             ------------    ------------
                                                                2,566,468       2,346,527
                                                             ------------    ------------

Operating profit                                                  203,387         309,241

Interest income                                                    32,063          43,527
Interest expense                                                 (213,137)       (195,673)
Insurance rebate                                                   50,000          15,689
Equipment dispositions                                             (2,206)         16,650
                                                             ------------    ------------

Income before income taxes                                         70,107         189,434

Provision for income taxes                                            -0-             -0-
                                                             ------------    ------------

Net income                                                         70,107         189,434

Preferred stock dividends                                         (40,674)        (40,674)
                                                             ------------    ------------

Net income applicable to
 common stockholders                                         $     29,433    $    148,760
                                                             ============    ============

Net income per common share                                  $       .005    $        .02
                                                             ============    ============

Weighted average number
 of common shares outstanding                                   6,287,343       6,658,143
                                                             ============    ============


          See accompanying notes to condensed financial statements.



                         COMMAND SECURITY CORPORATION

                           CONDENSED BALANCE SHEETS
                                 (Unaudited)



                                                                                June 30,        March 31,
                                                                                2 0 0 0         2 0 0 0
                                                                                ------------    ------------
ASSETS

Current assets:
  Accounts receivable - net                                                       11,573,890    $ 11,911,484
  Prepaid expenses                                                                   392,162         491,969
  Other receivables - net                                                            188,035          94,607
                                                                                ------------    ------------
    Total current assets                                                          12,154,087      12,498,060

Property and equipment - net                                                       1,309,461       1,340,331

Other assets:
  Intangible assets - net                                                            363,503         460,063
  Restricted cash                                                                    680,916         799,993
  Other assets                                                                       419,284         249,524
                                                                                ------------    ------------
    Total other assets                                                             1,463,703       1,509,580
                                                                                ------------    ------------

Total assets                                                                    $ 14,927,251    $ 15,347,971
                                                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                                $    257,281    $    184,772
  Current maturities of long-term debt                                               375,530         410,603
  Current maturities of obligations under capital leases                             114,436         113,752
  Short-term borrowings                                                            6,927,159       7,192,515
  Accounts payable                                                                   713,124         669,552
  Due to service companies                                                           171,048         478,006
  Preferred dividends payable                                                         81,348          40,674
  Accrued payroll and other expenses                                               2,721,172       2,658,476
                                                                                ------------    ------------
    Total current liabilities                                                     11,361,098      11,748,350

Self-insurance reserves                                                              810,687         820,693
Long-term debt due after one year                                                    286,696         309,676
Obligations under capital leases due after one year                                  248,046         277,961
                                                                                ------------    ------------
                                                                                  12,706,527      13,156,680

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                                      2,033,682       2,033,682
  Common stock, $.0001 par value                                                         629             651
  Additional paid-in capital                                                       8,619,286       8,886,140
  Retained earnings/(deficit)                                                     (8,432,873)     (8,502,980)
  Treasury stock at cost                                                                 -0-        (226,202)
                                                                                ------------    ------------
   Total stockholders' equity                                                      2,220,724       2,191,291
                                                                                ------------    ------------

Total liabilities and stockholders' equity                                      $ 14,927,251    $ 15,347,971
                                                                                ============    ============


          See accompanying notes to condensed financial statements.



                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)


                                                                                                    Retained
                                              Preferred         Common            Paid-In           Earnings       Treasury
                                              Stock             Stock             Capital           (Deficit)      Stock

Balance at March 31, 1999                     $2,033,682        $     666         $9,277,997        $(8,193,270)   $        -0-

Preferred stock dividends                                                            (40,674)

Net income - three months ended
 June 30, 1999                                                                                          189,434
                                              ----------        ---------         ----------        -----------    ------------

Balance at June 30, 1999                       2,033,682              666          9,237,323         (8,003,836)            -0-

Return of escrowed stock                                              (15)          (214,006)

Purchase of treasury stock                                                                                             (226,202)

Preferred stock dividends                                                           (137,177)

Net loss - nine months ended

 March 31, 2000                                                                                        (499,144)
                                              ----------        ---------         ----------        -----------    ------------

Balance at March 31, 2000                      2,033,682              651          8,886,140         (8,502,980)       (226,202)

Retirement of treasury stock                                          (22)          (226,180)                           226,202

Preferred stock dividends                                                            (40,674)

Net income - three months ended
 June 30, 2000                                                                                           70,107
                                              ----------        ---------         ----------        -----------    ------------

Balance at June 30, 2000                      $2,033,682        $     629         $8,619,286        $(8,432,873)   $        -0-
                                              ==========        =========         ==========        ===========    ============



          See accompanying notes to condensed financial statements.



                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                                      Three Months Ended
                                                                                              ---------------------------------
                                                                                              June 30,              June 30,
                                                                                              2 0 0 0               1 9 9 9
                                                                                              ----------            -----------
Cash flow from operating activities:
  Net income                                                                                  $   70,107            $   189,434
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                                                               262,799                416,757
     Provision for doubtful accounts                                                             126,989                 71,937
     (Gain)/loss on equipment dispositions                                                         2,206                (16,650)
     Self-insurance reserves                                                                     131,848                140,487
     (Increase)/decrease in receivables,
      prepaid expenses and deposits                                                              166,301               (382,769)
     Decrease in accounts payable
      and other current liabilities                                                             (316,033)              (285,933)
                                                                                              ----------            -----------
       Net cash provided by operating activities                                                 444,217                133,263
                                                                                              ----------            -----------

Cash flows from investing activities:
  Purchases of equipment                                                                         (55,883)               (33,000)
  Proceeds from sale of equipment                                                                  1,300                 16,650
  Principal collections on notes receivable                                                          -0-                    200
                                                                                              ----------            -----------
    Net cash used in investing activities                                                        (54,583)               (16,150)
                                                                                              ----------            -----------

Cash flows from financing activities:
  Net repayments on line-of-credit                                                              (252,932)              (692,108)
  Increase in cash overdrafts                                                                     72,509                676,710
  Principal payments on other borrowings                                                        (179,980)              (204,116)
  Principal payments on capital lease obligations                                                (29,231)               (20,069)
                                                                                              ----------            -----------
    Net cash used in financing activities                                                       (389,634)              (239,583)
                                                                                              ----------            -----------

Net change in cash
 and cash equivalents                                                                                -0-                    -0-
Cash and cash equivalents
 at beginning of period                                                                              -0-                    -0-
    Cash and cash equivalents
     at end of period                                                                         $      -0-            $       -0-
                                                                                              ==========            ===========




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

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

 Cash paid during the three months
ended June 30 for:
                                          2 0 0 0                1 9 9 9
                                          ---------              ---------
  Interest                                $ 213,137              $ 195,673
  Income taxes                                  -0-                    -0-



Supplemental Schedule of Non-Cash Investing and Financing Activities

For the three months ended June 30, 2000 and 1999, the Company purchased transportation and office equipment with direct installment and lease financing of $82,992 and $105,265, respectively.

For the three months ended June 30, 2000 and 1999, the Company accrued dividends of $40,674 for each period, respectively, on its Series A convertible preferred stock. These charges to paid-in capital and credits to dividends payable have been excluded in the statement of cash flows.

          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the year ended March 31, 2000.

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at June 30, 2000, and for the period then ended. All such adjustments are of a normal recurring nature.

1.)  Short-Term Notes Payable:

     In February, 1995, the Company entered into an agreement with The CIT Group/Business Credit, Inc. ("CIT") under a revolving loan and security agreement (the "agreement"). The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At June 30, 2000, the Company had used $6,927,159 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly, at 1.5% above prime (11% at June 30, 2000). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The agreement will currently expire in February, 2001, and provides for automatic two year renewal terms.

2.)  Income per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of common stock equivalents, if any, is excluded. No diluted earnings per share are presented because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive. The implementation of SFAS 128 had no effect on the calculation of the Company's earnings per share for the periods ended June 30, 2000 and 1999.

3.)  Self-Insurance

     The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to industry standard payout profiles. Charges for estimated workers compensation related losses incurred included in cost of sales were $407,391 and $386,374 for the three months ended June 30, 2000 and 1999, respectively.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

3.)  Self-Insurance: (continued)

     The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability insurance policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. In addition, the Company has obtained an excess general liability insurance policy that covers claims for an additional $50,000,000 in the aggregate ($30,000,000 prior to October 1, 1999). The Company retains the risk for the first $50,000 per occurrence. Charges for general liability self-insurance expense of $131,848 and $140,487, are included in cost of sales for the three months ended June 30, 2000 and 1999, respectively. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors to provide for estimated losses incurred but not yet reported.

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

4.)  Contingent Liabilities:

     The Company has guaranteed certain installment loans extended to various service companies by Capital Resources Company. The total outstanding balance on such loans as of June 30, 2000, was approximately $211,700.

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

     The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company's carrier has reserved its rights with respect to the defense and indemnity of the Company based on a claimed exclusion from coverage. To date, the Company has not been notified of declination of coverage. The Company may have a claim against its carrier based on the carrier's failure to timely disclaim coverage. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through
     June 30, 2000, the Company has expended and charged earnings with approximately $204,000 in legal fees (none since April 1, 1999) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued a $92,000 contingency for legal fees incurred by one of the defendants, where management has determined that indemnification by the Company is probable.

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

     request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. On January 12, 1999, the Appellate Division dismissed the appeal and modified the lower court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. The Company is unable to reasonably estimate the potential impact on the Company's financial condition and results of operations from this lawsuit. The parties are currently in agreement that proceedings will be held in abeyance until September 7, 2000 while management is exploring alternate ways to settle the litigation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Management's Discussion and Analysis should be read in conjunction with the Company's financial statements and the related notes thereto.

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

Revenue increased by $2,715,033 or 20.3 percent for the quarter ended June 30, 2000 to $16,117,665 from $13,402,632 for the quarter ended June 30, 1999.
The major components of this increase are: approximately $1,478,000 from additional accounts (net of terminated accounts from Tower Air's Chapter 11 Bankruptcy in February, 2000) within the commercial airline industry; approximately $336,000 increase in revenue from the servicing of new ATM sites through the network of independent security guard companies; approximately $663,000 new contract starts from general commercial accounts in New York City as well as $481,000 in hospital guard services in Westchester; and approximately $117,000 increase due to rate increase. The above increases were partially offset by approximately $360,000 of contract cancellations and terminations net of new contract starts from general commercial accounts. Management believes that the net increase is not necessarily indicative of a trend and, due to the competitive nature of the business, there can be no assurance that future net increases can be obtained at acceptable margins to offset lost accounts.

Gross profit increased by $213,116 to $2,681,553 or 16.6% of revenue for the quarter ended June 30, 2000 compared to $2,468,437 or 18.4% of revenue for the quarter ended June 30, 1999. Gross profit increased by approximately $500,000 as a result of revenue growth mentioned above. However, this increase is offset by an increase in cost of sales of approximately $287,000 of which the major components consist of $264,000 increase in labor costs due in part to the tightened labor market causing higher levels of overtime expense and increased usage of subcontractors, and miscellaneous items of $23,000.

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

Administrative service contract revenue decreased by $99,029 to $88,302 in the quarter ended June 30, 2000 from $187,331 in the quarter ended June 30, 1999. The decrease is primarily due to the termination of three administrative service agreements: two contracted as employer of record during the quarter ended June 30, 1999 and one contracted as non-employer of record terminated in May, 2000 which had represented approximately 56% of the fee revenue in fiscal year 2000. Costs associated with the administrative service revenue are primarily clerical and administrative in nature and are not readily segregated from the Company's total general and administrative costs. Although there are potential new administrative service clients, the Company did not sign any new administrative service agreements in this quarter. The Company, at period ending June 30, 2000 supports one administrative service client. Additionally, the Company signed a new police department during the quarter and now services two police departments in connection with off-duty police support which represents approximately 53% of the fee revenue earned in the quarter ended June 30, 2000.

General and administrative expenses increased by $368,948 to $2,342,939 for the quarter ended June 30, 2000 from $1,973,991 for the quarter ended June 30, 1999. The major areas of increase are office and administrative salaries and payroll taxes ($162,714) due to business expansion effecting ATM and corporate administrations; conferences including MIS classes ($31,909) required in order to implement Comguard 2000 system; professional fees ($34,012); travel and entertainment ($16,850) and for a non-recurring reversal of reserve accrual in period ending June 30,1999 ($50,000) for a labor case dismissed on July 8, 1999 by the National Labor Relations Board; and office, utilities and other costs ($73,463) due to increase in new business.

Amortization of intangibles decreased by $204,039 to $96,560 for the quarter ended June 30, 2000 compared to $300,599 for the quarter ended June 30, 1999. This decrease is primarily due to intangible assets from the ISS International Service System, Inc. ($105,000), United Securities Group Inc. ($94,000) and McVey Security Inc. ($5,000) acquisitions being fully amortized. Amortization charges are expected to be continued significantly lower in the remainder of fiscal 2001 and thereafter as additional purchased customer lists become fully amortized.

The provision for bad debts increased by $55,032 to $126,969 for the quarter ended June 30, 2000 from $71,937 for the quarter ended June 30, 1999. This increase is primarily due to the non-performance of various smaller accounts in the Company's New York City and New Jersey branches. The provision for bad debts is management's estimate of accounts that may be uncollectible based on the results of its continuous monitoring of accounts outstanding in excess of 60 days. It is not known if bad debts will increase in future periods nor is this increase necessarily indicative of a trend.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Interest income decreased by $11,464 to $32,063 for the quarter ended June 30, 2000 from $43,527 for the quarter ended June 30, 1999. This decrease of collection of interest resulted from the termination of the key non-employer of record administrative service client in early May, 2000. Interest income in fiscal 2001 is expected to decrease by approximately $78,000 as a result of the account termination.

Interest expense increased by $17,464 to $213,137 for the quarter ended June 30, 2000 from $195,673 for the quarter ended June 30, 1999. The increase is due to prime rate increases totaling 175 basis points from 7.75% during the quarter ending June 30, 1999 to 9.50% during and ending the quarter ending June 30, 2000, ($33,400), offset by lower average borrowing on the revolving loan agreement and reductions in the term loan with CIT Group/Business Credit, Inc (16,000). Interest expense is expected to continue to increase in future periods in light of recent business growth and continued upward pressure by the Federal Reserve Board on interest rates.

Insurance Rebate increased by $34,311 to $50,000 for the quarter ended June 30, 2000 from $15,689 for the quarter ended June 30, 1999. The $50,000 rebate received in quarter ended June 30, 2000 represents a multi-year commitment longevity discount from a third-party insurance carrier covering workers' compensation, general liability and automobile insurance for policy years covering 10-1-97 through 10-1-00. The $16,794 rebate in quarter ended June 30, 1999 represents a dividend distribution against workers' compensation policy written for the Company's Florida operations for policy year covering 12-1-94 through 12-1-95. The Company does not expect any future insurance rebates for the balance of Fiscal 2001.

Loss on equipment dispositions in fiscal 2000 represents the loss of two vehicles sold below book value, whereas in fiscal 1999 a fully depreciated vehicle was sold for $16,650.

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

The CIT loan agreement provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $10,000,000. CIT has also provided a term loan in the amount of $500,000 to be repaid in equal monthly installments of $8,333 through February, 2002. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets.

At June 30, 2000, the Company had borrowed $6,927,159 representing virtually 100% of its maximum borrowing capacity based on the definition of "eligible Accounts receivable" under the terms of the revolving loan agreement. Generally the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in the status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

Long term debt (including current maturities) was reduced by $58,053 to $662,226 at June 30, 2000 from $720,279 at March 31, 2000. The Company did not take on any additional capital lease obligations during the quarter ended June 30, 2000.

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

The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company's carrier has reserved its right with respect to the defense and indemnity of the Company based on a claimed exclusion from coverage. To date, the Company has not been notified of declination of coverage. The Company may have a claim against its carrier based on the carrier's failure to timely disclaim coverage. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through June 30, 2000, the Company has expended approximately $204,000 in legal fees (none since April 1, 1999) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued a $92,000 contingency for legal fees incurred by one of the defendants, where Management has determined that indemnification by the Company is probable.

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

Management is not currently in discussion with third parties concerning the outright sale of the Company or its assets. However, private discussions are in progress between certain shareholders, the Company and a third party which, if successful, will result in settlement of the litigation and a change in control with William C. Vassell as President, Chief Executive Officer and Chairman of the Board. If an agreement is reached, management plans to issue a press release and proxy statement providing the details of the transaction.

The Company's operations for the quarter ended June 30, 2000 resulted in an operating profit of $203,387, a decrease of $105,854 compared to $309,241 from the quarter ended June 30, 1999 primarily due reduced gross profit margin, reduced administrative service revenue and increases in general and administrative expenses. The Company has been able to increase its working capital by $43,279 to $792,989 as of June 30, 2000 compared to positive working capital of $749,710 as of March 31, 2000. The Company experienced a book overdraft (defined as checks drawn in advance of future deposits) of $257,281 at June 30, 2000, compared to a book overdraft of $184,722 at March 31, 2000. Cash balances can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates. The Company anticipates continued improvements in working capital with better operating results and reductions in long-term debt service requirements.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Through March 31, 2000, the Company purchased 220,800 shares of treasury stock which were retired during the three months ended June 30, 2000. The Company has not purchased any additional shares during the three months ended June 30, 2000, and has currently no plans to purchase additional shares of the Company's stock.

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

Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10Q and 8K and its current registration statement on Form S-3 and any amendments thereto (all as filed with the Securities and Exchange Commission from time to time).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with CIT Group/Business Credit, Inc. Based on the Company's interest rate at June 30, 2000, and average outstanding balances during the three months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $16,800 over the next three months.


PART II.      Other Information

Item 1.       Legal Proceedings

       Reference is made to footnote 4 to the condensed financial statements presented herein.

Item 6.       Exhibits and Reports on Form 8-K

              (1)    Exhibits

                     None

              (2)    Reports on Form 8-K

            During the quarter the Company filed one form 8-K, dated June 30, 2000, reporting a press release.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMAND SECURITY CORPORATION


Date: _____________                By: /s/ William C. Vassell
                                   William C. Vassell, Chairman of the Board



                                   By: /s/ Nathan Nelson
                                   Nathan Nelson, Principal Financial Officer