Form 10-K/A
period 1999-03-31
COMMAND SECURITY CORP
filed 2000-10-02
CIK 864509

FORM 10-K/A


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

     Common Stock
-----------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

     As of June 22, 1999, the aggregate market value of the voting stock held by non-affiliates f the registrant, based on the last sales price of $1.00 on that date, was approximately $3,767,086.

     As of June 22, 1999, the registrant had issued and outstanding 6,658,143 shares of common stock.

     The following reflects certain amendments to Items 1,3,7,7A, 10, 11, 12, 13 and the Financial Statements in order to make the presentation therein more clear to the reader.


                                    PART I

                               ITEM 1. BUSINESS


     Command Security Corporation ("Company") is a corporation formed under the laws of the State of New York on May 9, 1980. It principally provides uniformed security services from its eighteen operating offices in New York, New Jersey, Illinois, California, Pennsylvania, Connecticut, Florida and Georgia to commercial, financial, industrial, aviation and governmental clients in the United States. Security services represented approximately 98% (or $58 million) of the Company's revenue for the fiscal year ended March 1999. Secuirity services include providing uniformed guards for access control, theft prevention, surveillance, vehicular and foot patrol and crowd control. Approximately 2% (or $1 million of the Company's revenue for the fiscal year ended March 1999) was generated from administrative service agreements (formerly referred to as "security service agreements" or "service company agreements") with other security guard companies (formerly referred to as "service company clients"). Administrative service agreements are contracts with other security guard companies which provide security guard services to their clients. The administrative services provided by the Company include (i) scheduling, billing, collection and payroll and (ii) accounts receivable financing and insurance resources.

     The Company employs approximately 65 employees indirectly attributable to guard services including supervisors and dispatchers, another approximately 65 administrative employees including the executive staff, and approximately 2,810 hourly guards. For Internal Revenue reporting purposes, the Company was, as of March 31, 1999, the employer of record for an additional approximately 190 guards under administrative service agreements. The employees employed by the Company under administrative service agreements are similar to employees employed by employee leasing companies under employee leasing arrangements.


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

     In 1990, the Company began offering administrative service agreements to other security guard companies. Pursuant to written "administrative service agreements", the Company provides computerized scheduling and information system and programs, as well as accounts receivable financing and insurance resources. Accounts receivable financing is secured by the administrative service company's clients accounts receivable, customer lists, contracts, all other assets and the personal guarantee of the owner(s) of the administrative service company. The Company charges a fee equal to a percentage of the administrative service company client's revenue or gross profits. Administrative service clients are classified into two categories: the employer of record and non-employer of record. The security guards of an employer of record client are employed by the Company and receive W2 forms at year end with the Company's EIN number. This is similar to an employee leasing arrangement. GAAP principals are similar for both employer of record and non-employer of record categories: neither the sales revenue generated by the administrative service client nor the associated expenses are accounted for within the Company's operations. Financed receivables are included in the Company's accounts receivable figures. Administrative service revenue is shown as a separate revenue line item in the Company's Statement of Operations.


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


     The Company generally renders its security guard services pursuant to a standard form security services agreement which specifies the personnel and/or equipment to be provided by the Company at designated locations and the rates therefor, which typically are hourly rates per person. Rates vary depending on base, overtime and holiday time worked, and the term of engagement. The Company assumes responsibility for a variety of functions including scheduling each customer site, paying all guards and providing uniforms, equipment, instruction, supervision, fringe benefits, bonding and workers' compensation insurance. These security services agreements also provide customers with flexibility by permitting reduction or expansion of the guard force on relatively short notice. The Company is responsible for preventing the interruption of security service as a consequence of illness, vacations or resignations. In most cases the customer also agrees not to hire any security personnel used by the Company for at least one year after the termination of the engagement. Each security services agreement may be terminated by the customer, typically with no prior notice or short notice (usually 30 days). In addition, the Company may terminate an agreement immediately upon default by the customer in payment of monies due thereunder or if there is filed by or against the customer a bankruptcy petition or if any other act of bankruptcy occurs.


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


Employees


     The Company employs approximately 65 employees indirectly attributable to guard services including supervisors and dispatchers, another approximately 65 administrative employees including the executive staff, and approximately 2,810 hourly guards. For Internal Revenue reporting purposes, the Company was, as of March 31, 1999, the employer of record for an additional approximately 190 guards under administrative service agreements. The employees employed by the Company under administrative service agreements are similar to employees employed by employee leasing companies under employee leasing arrangements.


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

     As of March 31, 1999, the Company did not own any real property. It occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, of approximately 6,600 square feet with a base annual rental of $99,000 under a five year lease expiring September 30, 2003. The Company also occupies the following offices:

Annual                                                 Square       Base
Location                               When Opened     Footage      Rent
--------                               -----------     -------      -------

The Poughkeepsie Plaza Mall
Poughkeepsie, NY                         9/1/83          920        $12,000

17 Lewis Street
Hartford, CT                             5/1/92        1,075        $13,320

331 Park Avenue South
10th Floor
New York, NY                            11/1/91        3,400        $60,300

331 Park Avenue South                    2/1/93        3,400        $60,300
11th Floor
New York, NY

300 Hamilton Avenue
White Plains, NY                        8/15/96        1,538        $27,443

5505 Main Street
Suite #2
Williamsville, NY                        5/1/93          680        $ 5,400

10 West 35th Street                     1/31/98          988        $13,552
Chicago, IL

5801 E. Slauson Avenue                  11/9/94        1,689        $28,375
Suite G-160
Commerce, CA

1450 Barnum Avenue                       2/1/99        2,300        $19,250
Bridgeport, CT

91 N. Franklin St.                       2/1/99        1,300        $13,800
Hempstead, NY

2222 Morris Avenue                       2/1/99        1,983        $22,500
Union, NJ

JFK International Airport                4/1/98        1,700        $64,800
175-01 Rockaway Boulevard
Jamaica, NY

Los Angeles International               8/15/96          647        $17,236
  Airport
380 World Way
Los Angeles, CA

1237 Central Avenue #210               10/19/93          400        $ 4,800
Albany, NY

2144 Doubleday Avenue                    4/1/93          800        $12,840
Ballston Spa, NY

2777 Summer Street                      3/13/95         1515        $30,300
Stamford, CT

224 Datura Street                       9/17/96          250        $ 4,452
West Palm Beach, FL

124 Chestnut Street, Suite 5           11/25/96          500        $ 8,460
Philadelphia, PA

8181 North West 36th St.                 9/5/97          300        $10,800
Miami, FL

800 Virginia Avenue                     7/17/97          400        $ 7,881
Fort Pierce, FL

3500 North  State Road                  7/17/97          300        $ 7,130
Lauderdale Lakes, FL

954 South Main Street                   4/27/98          900        $ 8,100
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


     On or about December 4, 1997, an outside shareholder and four of the Company's directors (Sands, P. Kikis, Saunders, and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 606166/97) against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. The complaint alleges that one or more of the defendant-directors engaged in improper activities, including ultra-vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud, waste of corporate assets. These charges are based upon claims that the defendant-directors concealed information from the plaintiff-directors regarding the Company's earnings, lacked power to enter into an employment agreement on behalf of the Company with Mr. Robinett, and entered into administrative service agreements with financially unstable companies without performing due diligence. The plaintiff further alleges that the Company has failed to appoint a replacement to the office of president and that the directors have entered into a shareholder agreement which is violative of public policy. Plaintiffs seek the award of money damages in an amount which is "not less than" $11 million from the individual defendants, a declaratory judgment that the shareholder agreement is void, an order for an accounting, certain other injunctive relief and attorneys' fees and disbursements.

     The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company's insurance carrier has reserved its rights with respect to the defense and indemnity of Command based on a claimed exclusion from coverage. Command may have a claim against its carrier based on the carrier's failure to timely disclaim coverage. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 1999, the Company has expended approximately $204,000 in legal fees ($84,000 during the year ended March 31, 1999) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued $92,000 for contingent legal fees incurred by one of the defendants, where Management has determined that indemnification by the Company is probable. On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn
H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. At a duly convened meeting of the board of directors on June 22, 1998, the board voted unanimously to elect Mr. Snitow as an acting director and to appoint him acting president and chief executive officer pending the outcome of the appeal. On January 12, 1999, the Appellate Division dismissed the appeal and modified the lower court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. Mr. Snitow is a partner in the law firm of Snitow & Cunningham, LLP, located in New York, New York.

     The Company is unable to reasonably estimate the potential continued impact on the Company's financial condition and results of operations from this lawsuit. The parties are currently in agreement that future proceedings will be held in abeyance while management is exploring the possible sale of the Company. The Company's management has made contact with parties interested in a transaction but none of these contacts have, to date, been of a material nature.


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

                                          Statement of Operations Data
                                              Years Ended March 31,

                                   1999          1998          1997          1996<F1>      1995<F2>

Revenue (excluding service
  company revenue)                 $57,642,041   $51,796,882   $49,237,418   $54,995,444   $39,595,272
Gross profit                       $ 9,716,418   $ 7,340,096   $ 8,443,578   $ 8,496,499   $ 4,527,365
Administrative service revenue     $   913,498   $ 1,450,592   $ 1,471,313   $ 1,519,803   $ 1,291,943
Operating profit/(loss)            $   877,434   $(2,915,001)  $ 1,267,805   $ 1,250,713   $(2,412,603)
Net income/(loss)                  $   (15,399)  $(4,013,890)  $   450,030   $   511,650   $(2,983,823)
Income/(loss) per common share     $      (.02)  $      (.62)  $       .05   $       .06   $      (.70)
Weighted average number of common
  shares outstanding                 6,658,143     6,689,352     6,955,548     6,663,986     4,274,657

                                         Balance Sheet Data as of March 31,

                                   1999          1998          1997          1996          1995

Working capital/(deficiency)       $   200,236   $(1,122,869)  $ 1,413,212   $   218,968   $  (531,602)
Total assets                       $16,187,980   $17,697,259   $23,188,576   $22,384,414   $20,267,099
Short-term debt<F3>                $ 7,557,957   $ 7,994,445   $ 8,817,997   $ 8,506,911   $ 6,095,183
Long-term debt<F4>                 $   471,701   $   531,323   $ 1,284,423   $ 1,194,505   $ 1,229,773
Redeemable convertible
  preferred stock                  $       -0-   $       -0-   $ 1,743,555   $ 1,614,525   $ 1,495,065
Stockholders' equity               $ 3,119,075   $ 3,134,474   $ 5,731,180   $ 5,189,226   $ 4,993,859

--------

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


For the fiscal year ended March 31, 1999, the Company's operations resulted in a net loss of $15,399 after charges for amortization of intangibles of $1,280,687 and prior to preferred stock dividends, compared to a loss of $4,013,890 for the fiscal year ended March 31, 1998. In addition, as of March 31, 1999, the Company had positive working capital of $200,236 and cash of $122,470, compared to a working capital deficit of $1,122,869 and cash overdraft of $449,895 as of March 31, 1998. As a result, the Company's public accounting firm has removed the "going concern" modification which was included in the prior year's audit report.The improved operating results were due to the combination of the following factors: non-recurring charges in fiscal 1998, impact of increased sales and improved internal operations. The significant charges in fiscal 1998 include a $764,000 charge in connection with the Chapter 7 bankruptcy filing of GFM Bayview - a former administrative service client, a $745,516 charge for impairment of long-lived assets and $354,000 of unusually high labor claims and self-insurance claims which did not recur in fiscal 1999. In addition, income tax expense of $259,835 representing an increased valuation allowance and reserves for deferred tax assets in fiscal 1998 which did not recur in fiscal 1999 as well as a $371,200 charge reduction regarding amortization of intangibles in fiscal 1999. Fiscal 1999's gross profit improved by $2,376,322 due to increased sales as a result of management's continued implementation of a national network of independent security guard companies to service clients with sites throughout the United States as well as the execution of a plan to sign new contracts in existing markets. Revenue was partially offset by the decrease of $537,094 in administrative service revenue. Furthermore, improved control over operating expenses had in effect reduced General & Administrative expenses by approximately $240,000. In addition, the implementation of a centralized, pro-active credit management and collection policy has reduced bad debt expense by $67,000 and led to the increase by $54,600 of recovered receivables previously reserved as compared to fiscal 1998. The Company also recovered $250,000 from Guard Services of Amarillo, Inc., a former administrative service client in fiscal 1999 which was reserved in a previous year. Management expects continued favorable financial impact from the above mentioned strategies as well as improved cash flow as a result of the final $375,000 payment on the Deltec Development Corporation debt during fiscal 1999.

On November 30, 1998, the Company announced that it intended to engage in discussions concerning the possible sale of the Company. As of March 31, 1999, these discussions have not led to any agreements with respect to a sale of the Company but are ongoing.

The Company's press release of November 30, 1998 also referenced open market purchases of the Company's stock to be made by two members of the Company's Board of Directors Messrs. Peters T. Kikis and William C. Vassell. As of January 19, 1999, a total of 32,000 shares have been purchased by Messrs. Peter T. Kikis and William C. Vassell. These Directors are part of the management group which, as of approximately January 19, 1999, became engaged in discussions concerning the possible sale of the Company. They may therefore possess non-public information which renders inappropriate their continued purchases of the Company's stock. Messrs. Vassell and Kikis have not made any purchases of the Company's common stock subsequent to January 19, 1999.


Results of Operations

Fiscal Year ended March 31, 1999 Compared with March 31, 1998


During the fiscal year ended March 31, 1999, revenue increased by $5,845,159 to $57,642,041 from $51,796,882 for the fiscal year ended March 31, 1998. The major components of this increase are: approximately $2,435,000 increase primarily due to the additional sales impact in fiscal 1999 for accounts acquired as a result of four acquisitions completed within different periods in fiscal 1998; approximately $2,850,000 increase due to new contract starts net of contract cancellation; approximately $350,000 increase due to rate increases and approximately $210,000 of non-recurring revenue due to the Goodwill Games.

Gross profit increased by $2,376,322 to $9,716,418 or 16.9% of revenue for the fiscal year ended March 31, 1999, compared to $7,340,096 or 14.2% of revenue for the fiscal year ended March 31, 1998. The gross profit increase resulted from reduction in the self-insurance reserve for general liability claims of $392,000, reduction in unemployment costs of $378,000, uniform costs of $277,000, workers' compensation losses of $100,000, auto expense of $99,000, indirect payroll costs of $93,000, security supplies and other costs of $128,000, and an approximately $828,000 increase attributed to sales growth. The Company insures against general liability claims and lawsuits through a general liability insurance policy with a third-party insurance carrier. The policy has a limit of $1,000,000 per occurrence while the Company retains the risk for the first $50,000 for each occurrence and an additional limit of $10,000,000 in the aggregate. The Company has an excess general liability insurance policy covering an additional $30,000,000 in the aggregate. The general liability self-insurance reserve is based on existing claims, actuarial computations and the timing of reported claims which are all facored to estimate losses incurred but not yet reported to the Company. At this time, it is not known if the decrease will continue in future periods.

Management expects margins to stabilize at between 16% and 17% of revenue as long as the economy remains strong. Should a recession develop, margins will trend lower due to, among other things, increased competition for accounts and potentially higher unemployment costs.

The Company provides payroll and billing services and accounts receivable financing through contracts with administrative service clients for a percentage of the revenue or gross profit generated from their business. The Company owns the accounts receivable and, depending on the individual contract, may be the employer of record of the guards who provide the services to the customers of the administrative service client. Whenever contracted as the employer of record, the legal liability for tax withholdings including FICA and unemployment insurance taxes is borne by the Company. Additionally, the Company is responsible for worker's compensation and general liability claims for damages which result from the employees' conduct and/or negligence. The administrative service client manages its internal operations including sales and marketing of its guard contracts. The caption "Administrative Service Revenue" represents the income earned on the Administrative Service Agreements.

Administrative Service revenue decreased by $537,094 to $913,498 for the fiscal year ended March 31, 1999, compared to $1,450,592 for the fiscal year ended March 31, 1998. The decrease is due to the termination of the GFM Bayview administrative service agreement (revenue from GFM prior to filing Chapter 7 bankruptcy on August 28, 1997 was ($89,464)), the termination of three other administrative service contracts ($175,050) and the renegotiation of a contract for a large "employer of record" administrative service agreement client effective August, 1998, as a "non employer of record" contract at a lower service charge ($272,580). As a result, revenue from employer of record contracts decreased to $446,828, or 49% of total administrative service revenue for the year ended March 31, 1999, compared to $1,074,431, or 74% of administrative service revenue for the year ended March 31, 1998. Costs associated with the administrative service revenue are primarily clerical and administrative in nature and are not readily segregated from the Company's total general and administrative costs. Although there are potential new administrative service clients, the Company did not sign any new administrative service agreements in this fiscal year. The Company currently services four administrative service clients. No contracts are scheduled to expire during fiscal 2000, however, management expects that one contract with current annualized administrative service revenue of $165,000 will terminate as a result of the potential sale of the business of this administrative service client.


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


The provisions for bad debts decreased by $1,083,235 to $367,916 for the fiscal year ended March 31, 1999, from $1,451,151 for the fiscal year ended March 31, 1998. The decrease is primarily due to the Chapter 7 bankruptcy filing of GFM Bayview, an administrative a service client, in August, 1997. The Company periodically evaluates the requirement for providing for credit losses on its accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will decrease in future periods nor is this decrease necessarily indicative of a trend.

Bad debt recoveries increased by $70,452 to $316,045 for the fiscal year ended March 31, 1999 from $245,593 for the fiscal year ended March 31, 1998. This increase is primarily due to a significant bad debt recovery from Guard Services of Amarillo, Inc., a former administrative service client in Texas.

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

The Company recorded a loss on the value of intangible assets of $58,646 for the fiscal year ended March 31, 1999 due to management's re-evaluation of the business retained in New Jersey from the Pro-Tech Security Services, Inc. acquisition. This is compared to the loss on the value of intangible assets of $745,516 for fiscal year ended March 31, 1998, primarily with respect to business retained from the ISS International Service System, Inc. acquisition in Illinois ($246,288) and California ($319,963), as well as several smaller acquisitions in Illinois ($179,265).

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

Fiscal Year ended March 31, 1998 Compared with March 31, 1997


During the fiscal year ended March 31, 1998, revenue increased by $2,559,464 to $51,796,882 from $49,237,418 for fiscal year ended March 31, 1997. The major components of this increase are: approximately $1,840,000 increase due to acquisitions; approximately $1,040,000 decrease due to the sale of the Miami business in December, 1996; and approximately $1,760,000 increase due to new contract starts net of contract cancellations. Changes in revenue as a result of rate changes were not material.


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


Administrative service contract revenue decreased by $20,721 to $1,450,592 for the fiscal year ended March 31, 1998 compared to $1,471,313 for the fiscal year ended March 31, 1997. The decrease is primarily due to the termination of the administrative service agreement with GFM Bayview who filed Chapter 7 bankruptcy on August 28, 1997 as well as the terminations of three other lower volume administrative service contracts, and offset by an increase of $194,000 generated by one employer of record administrative service contract. Currently over seventy percent of administrative service revenue is generated from one contract which is currently being renegotiated and is expected to result in less revenue as the result thereof. The Company did not sign any new administrative service agreements during the fiscal year ended March 31, 1998.


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


The provisions for bad debts increased by $1,003,992 to $1,451,151 for the fiscal year ended March 31, 1998 from $447,159 for the fiscal year ended March 31, 1997. The increase of approximately $764,000 was caused by the Chapter 7 bankruptcy filing of GFM Bayview, an administrative service client, in August, 1997. The remaining increase of approximately $240,000 is based on the Company's periodic evaluation of the requirement to provide for credit losses on its accounts and other receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience.

Bad debt recoveries increased by $155,582 to $245,593 for the fiscal year ended March 31, 1998 from $90,011 for the fiscal year ended March 31, 1997.

Significant bad debt recoveries during fiscal 1998 were realized from the accounts of former administrative service clients in Texas (Guard Services of Amarillo, Inc. ($120,000) and Florida ($60,000).


A labor claim settlement resulted from a default judgment against the Company in the amount of $314,377 by the Eastern District Court of New York in favor of a guard who alleged unjust termination. The claim was settled for $180,000. In addition, the Company has accrued $174,000 for loss contingencies in connection with certain labor claims.


There was no insurance rebate for the fiscal year ended March 31, 1998 compared with $598,139 received in the fiscal year ended March 31, 1997. Insurance rebates received by the Company for the fiscal years ended March 31, 1997 and 1996 of $598,139 and $742,305 represent dividends received from the Company's former worker's compensation insurance carrier for a multi-state program that was in effect for the three years ended September 30, 1995. The net premium was based on ultimate losses pursuant to a predetermined calculation with rebates of excess premiums refundable to the Company in the form of dividends at the discretion of the insurance carrier. Those excess premiums have been paid to the Company in full. The policies in effect for periods after September 30, 1995 are also loss sensitive but provide for a contractual obligation on the part of the insurance carrier to refund premiums paid, in excess of actually determined premiums. As such, the Company has calculated its insurance expense for the fiscal years ended March 31, 1998 and 1997 on the basis of estimated losses plus the basic insurance premium amounts. The worker's compensation basic premium is determined by the insurance carrier and includes its overhead costs and insurance premium. The insurance premium portion is insurance coverage for Company annual losses in excess of $2,225,000 for policy year October 1, 1997 through September 30, 1998 and $1,875,000 in policy year October 1, 1998 through September 30, 1999, plus losses exceeding the $500,000 limit for one occurrence.


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

This agreement was amended as of January 30, 1997 to provide for an initial two year renewal to February 23, 1999 and automatic two year renewal terms thereafter as well as other changes in terms and conditions. Under this agreement, borrowings may be made in an amount up to 85% (previously 82.5%) of eligible accounts receivable, but in no event more than $10,000,000. The amendment also provides for a term loan in the amount of $500,000 to be repaid in equal monthly installments over five years. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% (previously 2% on the revolving loan) in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets. As a consequence of the shareholder derivative action described below, the Supreme Court of the State of New York, County of New York ordered on June 5, 1998 the appointment of a temporary receiver. The interested parties, however, agreed to a stipulation allowing the appointment of Franklyn H. Snitow, Esq. as acting President, Chief Executive Officer and a Director prior to the court order taking effect. The change in executive management and the filing of the petition for the appointment of a receiver each constitute an event of default under the CIT loan agreement. Subsequent to fiscal year-end, the Company obtained a waiver from CIT for these violations.


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


The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 1999, the Company has expended approximately $204,000 in legal fees ($84,000 during the year ended March 31, 1999) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued $92,000 for contingent legal fees incurred by one of the defendants, where Management has determined that indemnification by the Company is probable. On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn
H. Snitow, Esq., was appointed acting President and Chief Executive Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. At a duly convened meeting of the board of directors on June 22, 1998, the board voted unanimously to elect Mr. Snitow as an acting director and to appoint him acting president and chief executive officer pending the outcome of the appeal. On January 12, 1999, the Appellate Division dismissed the appeal and modified the lower court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. The Company is unable to reasonably estimate the potential continued impact on the Company's financial condition and results of operations from this lawsuit. The parties are currently in agreement that future proceedings will be held in abeyance while management is exploring the possible sale of the Company. The Company's management has made contact with parties interested in a transaction but none of these contacts have, to date, been of a material nature.

In August of 1998, the Company was informed that the U.S. Department of Transportation, the Federal Aviation Administration and the United States Attorneys' Office for the Southern District of Florida were conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguards Division. The investigation concerns the official certifications of employee background investigations made by Aviation Safeguards through its branch manager. Indications are that the background investigations were not properly conducted and hence the certifications were false and in violation of United States Code and regulations. Both the Company and branch manager could be liable. The Company is cooperating fully with the investigation and is taking steps to ensure future compliance in all areas covered by the investigation. The Company has retained local counsel to represent the Company in negotiations with the United States Attorneys' Office and is exploring various options regarding a resolution to this matter. As of March 31, 1999, in anticipation of a penalty to be issued by thee federal court, the Company has accrued a $100,000 loss contingency in connection with this matter. This amount is not covered by insurance.

The Company has been able to eliminate its cash overdraft (defined as checks drawn in advance of future deposits) as of March 31, 1999, and has positive working capital of $200,236 compared to negative working capital of $1,122,869 as of March 31, 1998. The cash overdraft and deficit in working capital at March 31, 1998 were due primarily to the Chapter 7 bankruptcy of a former administrative service client (GFM Bayview), reductions in long-term debt and to finance operating losses. The Company anticipates continued improvements in working capital with improved operating results and reductions in long-term debt service requirements. Although the cash overdraft has been eliminated as of March 31, 1999, the Company still experiences periodic overdrafts due to the timing of billings, collections and payroll dates.


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

The Company has expended $27,900 through March 31, 1999, in connection with outside consultants for services related to Year 2000 Issues. All such expenditures have been charged to the Company's financial statements as an expense. In the event the Company has any unanticipated equipment purchases to replace non-compliant systems, those expenditures will be capitalized. Any costs associated with replacement equipment are not expected to be material. The Company has not tracked internal labor costs because the Company believes these costs to be immaterial. The balance of internal labor costs associated with Year 2000 compliance is also expected to be immaterial but there can be no assurance that unanticipated costs will not be incurred.

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


     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with CIT Group/Finance, Inc. Based on the Company's interest rate at March 31, 1999, and average outstanding balances during the fiscal year then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $88,200 over the next fiscal year.


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


     Steven B. Sands was appointed to the Board on March 30, 1994, in accordance with the provisions of an agreement with Sands Brothers executed in connection with the Company's 1993 Private Placement. Mr. Sands is Chairman of the Board of Sands Brothers & Co., Ltd., a Delaware corporation registered as a broker-dealer. Mr. Sands also has interests in certain entities which own the Company's stock. These entities include Katie and Adam Bridge Partners, L.P.; Owl-1 Parnters, L.P.; Jenna Partners, L.P.; Jenna Partners II, L.P.; and Lily Capital Appreciation Parnters, L.P. Mr. Sands is also currently on the board of directors of the following publicly-traded companies: The Village Green Bookstore, Inc.; and Semi-Conductor Packaging Materials, Inc.


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


                          SUMMARY COMPENSATION TABLE

                   FOR THE FISCAL YEAR ENDED March 31, 1999

                     Annual Compensation                                                     Long-Term Compensation

                                                               Other Annual             Shares Underlying
Name and Principal        Fiscal Year Ended                    Salary                   Warrants             Shares Underlying
Position                  March 31            Annual Salary    Compensation     Bonus   Granted              Repriced Warrants
--------                  --------            -------------    ------------     -----   -------              -----------------

William C. Vassell<F1>
Chairman of the Board
                          1997                $150,000         <F2>             0       0                    0
                          1998                $174,579         <F2>             0       0                    0
                          1999                $175,000         <F2>             0       0                    0

Gordon Robinett
Vice Chairman
of the Board and Former
Treasurer                 1997                $ 37,692         <F2>             0       0                    0
                          1998                $ 36,923         $52,500<F2><F4>  0       0                    227,500<F3>
                          1999                $ 60,000         $37,500<F2><F4>  0       0                    0



Eugene U. McDonald
Senior Vice President -
Operations                1997                $105,270         <F2>             $10,000 0                    0
                          1998                $125,794         <F2>             $ 6,620 0                    0
                          1999                $112,116         <F2>              38,016 0                    0

Martin Blake
Senior Vice President -
Aviation                  1997                $100,000         <F2>             $22,500 0                    0
                          1998                $100,000         <F2>             $15,000 0                    0
                          1999                $114,539         <F2>             $64,384 0                    0


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
Directors as a Group      <F2><F3><F4>
(11 Persons)              <F5><F6><F7>
                          <F8><F9>


<F1> The Company has been advised that all individuals listed above, except
Steven B. Sands (see Note (2), below) and Peter T. Kikis (see Note (4), and
(8) below) have the sole power to vote and dispose of the number of shares set forth opposite their names. According to the most recent Schedule 13D filed on their behalf, Steven B. Sands and Martin S. Sands share both voting and dispositive power over the shares set forth next to Steven Sands' name. Peter T. Kikis shares voting and dispositive power over his shares with Thomas P. Kikis. Thomas P. Kikis exercises voting and dispositive power over all shares held by Kikis Asset Management Corporation (KAMC).


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

<F11> Less than 1 percent.

                      ITEM 13. CERTAIN RELATIONSHIPS AND
                             RELATED TRANSACTIONS

     A description of the engagement letter and indemnification agreement between the Company and Franklyn H. Snitow, acting president, chief executive and director of the Company is found in Item 11 herein.

     The Company and its Board of Directors (except Mr. Snitow) are party to a legal proceeding characterized as a derivative action. See "Item 3. LEGAL PROCEEDINGS". Certain indemnification rights are afforded these parties under the Company's Certificate of Incorporation and the Business Corporation Law of New York. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company may not have coverage under its officers and directors liability insurance policy. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 1999, the Company has expended approximately $204,000 in legal fees ($84,000 during the year ended March 31, 1999) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued $92,000 for contingent legal fees incurred by one of the defendants, where Management has determined that indemnification by the Company is probable.


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

99.12  Press Release dated June 29,    E-2
       1999

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


Date:  May ___, 2000


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


/s/ Franklyn H. Snitow        Director, Acting                  May __, 2000
----------------------------- President and Chief Executive
Franklyn H. Snitow            Officer

/s/ William C. Vassell        Chairman of the                   May ___, 2000
----------------------------- Board and Director
William C. Vassell

/s/ Nathan Nelson             Chief Financial Officer           May __, 2000
----------------------------- and Executive Vice President
Nathan Nelson

/s/ Gordon Robinett           Vice Chairman of the              May __, 2000
----------------------------- Board and Director
Gordon Robinett

/s/ Peter T. Kikis            Director                          May __, 2000
-----------------------------
Peter T. Kikis

/s/ Peter J. Nekos            Director                          May __, 2000
-----------------------------
Peter J. Nekos

/s/ Gregory J. Miller         Director                          May __, 2000
-----------------------------
Gregory J. Miller

                              Director                          May __, 2000
-----------------------------
Steven B. Sands

                              Director                          May __, 2000
-----------------------------
Lloyd H. Saunders, III

/s/ Thomas P. Kikis           Director                          May __, 2000
-----------------------------
Thomas P. Kikis


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

                                 YEARS ENDED
                           MARCH 31, 1999 AND 1998

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


FINANCIAL STATEMENTS

  Balance sheets                                                    F-2

  Statements of operations                                          F-3

  Statements of changes in stockholders' equity                     F-4

  Statements of cash flows                                          F-5 - F-7

  Notes to financial statements                                     F-8 - F-23


FINANCIAL STATEMENT SCHEDULE

  Valuation and qualifying accounts                                 F-24

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

June 10, 1999, except for Note 26, as to which the date is September 6, 2000 Poughkeepsie, New York

Command Security Corporation

Balance Sheets
March 31, 1999 and 1998

                                ASSETS                                          1999               1998
Current assets:
  Cash and cash equivalents                                                     $   122,470        $       -0-
  Accounts receivable from guard service customers, less allowance for
    doubtful accounts of $492,372 and $414,851, respectively                      8,693,441          8,877,428
  Accounts receivable from service contract customers, less allowance for
    doubtful accounts of $208,953 and $301,496, respectively                      2,767,439          2,628,838
  Prepaid expenses                                                                  396,227            493,870
  Notes receivable, current maturities, less allowance for doubtful
    accounts of $267,790 and $273,715, respectively                                     -0-             12,272
  Other receivables, less allowance for doubtful accounts
    of $987,192 and $1,024,319, respectively                                         53,381             92,376
                                                                                -----------        -----------
      Total current assets                                                       12,032,958         12,104,784

Furniture and equipment at cost, net                                              1,031,042          1,176,246
Intangible assets, net                                                            1,606,511          2,714,550
Deferred income taxes                                                                   -0-                -0-
Restricted cash                                                                   1,091,527          1,040,853
Other assets                                                                        425,942            660,826
                                                                                -----------        -----------

      Total assets                                                              $16,187,980        $17,697,259
                                                                                ===========        ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                                $       -0-        $   449,895
  Current maturities of long-term debt                                              492,677          1,224,423
  Current maturities of obligations under capital leases                             69,428             71,115
  Short-term borrowings                                                           6,995,852          6,698,907
  Accounts payable and accrued expenses                                           3,707,162          4,050,758
  Due to administrative service clients                                             567,603            732,555
                                                                                -----------        -----------
      Total current liabilities                                                  11,832,722         13,227,653

Self-insurance reserves                                                             764,482            803,809
Long-term debt, net                                                                 425,149            458,995
Obligations under capital leases, net                                                46,552             72,328
                                                                                -----------        -----------
                                                                                 13,068,905         14,562,785
Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
  Preferred stock, convertible Series A, $.0001 par value per share, authorized 1,000,000 shares, 12,325 and 11,412 shares issued and outstanding, liquidation value of $2,033,682
    and $1,883,039, respectively                                                  2,033,682          1,883,039
  Common stock, $.0001 par value per share, authorized 20,000,000
    shares, issued 6,658,143 and 8,013,543, respectively                                666                801
  Paid-in capital                                                                 9,277,997          9,431,505
  Deficit                                                                        (8,193,270)        (8,177,871)
                                                                                -----------        -----------
                                                                                  3,119,075          3,137,474
  Common stock in treasury, at cost, 1,355,400 shares in 1998                           -0-             (3,000)
                                                                                -----------        -----------
                                                                                  3,119,075          3,134,474
                                                                                -----------        -----------

  Total liabilities and stockholders' equity                                    $16,187,980        $17,697,259
                                                                                ===========        ===========

See accompanying notes and auditor's report

Command Security Corporation

Statements of Operations
Years Ended March 31, 1999, 1998 and 1997

                                               1999               1998                1997

Revenue                                        $57,642,041        $51,796,882         $49,237,418
Cost of revenue                                 47,925,623         44,456,786          40,793,840
                                               -----------        -----------         -----------
    Gross profit                                 9,716,418          7,340,096           8,443,578
Administrative service revenue                     913,498          1,450,592           1,471,313
                                               -----------        -----------         -----------
                                                10,629,916          8,790,688           9,914,891
                                               -----------        -----------         -----------
Operating expenses
  General and administrative expenses            8,377,678          7,748,726           7,114,478
  Amortization of intangibles                    1,280,687          1,651,889           1,773,599
  Provision for doubtful accounts and notes        367,916          1,451,151             447,159
  Bad debt recoveries                             (316,045)          (245,593)            (90,011)
  Labor claims contingencies and settlements       (16,400)           354,000                 -0-
  Insurance rebates                                    -0-                -0-            (598,139)
  Loss on value of intangible assets                58,646            745,516                 -0-
                                               -----------        -----------         -----------
                                                 9,752,482         11,705,689           8,647,086
                                               -----------        -----------         -----------
    Operating income/(loss)                        877,434         (2,915,001)          1,267,805
                                               -----------        -----------         -----------
Other income/(expense)
  Interest income                                  151,216            229,493             179,599
  Interest expense                                (992,218)        (1,069,223)         (1,065,852)
  Loss on equipment dispositions                   (51,831)           (34,324)            (71,882)
  Other income                                         -0-             35,000                 -0-
                                               -----------        -----------         -----------
                                                  (892,833)          (839,054)           (958,135)
                                               -----------        -----------         -----------
    Income/(loss) before
      income tax (expense)/benefit                 (15,399)        (3,754,055)            309,670

Income tax (expense)/benefit                           -0-           (259,835)            140,360
                                               -----------        -----------         -----------
    Net income/(loss)                              (15,399)        (4,013,890)            450,030

Preferred stock dividends                         (150,643)          (139,484)           (129,030)
                                               -----------        -----------         -----------
Net income/(loss)
  applicable to common stockholders            $  (166,042)       $(4,153,374)        $   321,000
                                               ===========        ===========         ===========
Income/(loss) per share of common stock        $      (.02)       $      (.62)        $       .05
                                               ===========        ===========         ===========
Weighted average number of
  common shares outstanding                      6,658,143          6,689,352           6,955,548
                                               ===========        ===========         ===========


See accompanying notes and auditor's report

Command Security Corporation

Statements of Changes in Stockholders' Equity
Years Ended March 31, 1999, 1998 and 1997

                                                                    Retained
                               Preferred     Common   Paid-In       Earnings        Stock In
                               Stock         Stock    Capital       (Deficit)       Treasury   Total

Balance at April 1, 1996       $      -0-    $ 812    $9,805,425    $(4,614,011)    $(3,000)   $ 5,189,226

Exercise of
  common stock put                                      (218,765)                                 (218,765)

Common stock issued                             21       439,198                                   439,219

Issuance/(return) of
  escrowed common stock
    o Note collateral                           24           (24)                                      -0-
    o Accrued fees                             (15)           15                                       -0-

Common stock warrants
  subscribed                                                 500                                       500

Preferred stock dividends                               (129,030)                                 (129,030)

Net income                                                              450,030                    450,030
                               ----------    -----    ----------    -----------     -------    -----------
Balance at March 31, 1997             -0-      842     9,897,319     (4,163,981)     (3,000)     5,731,180

Common stock issued                              5        54,008                                    54,013

Return of escrowed
  common stock
    o Note collateral                          (35)           35                                       -0-
    o Retention adjustment                     (11)     (294,394)                                 (294,405)

Cash paid in lieu of
  compensatory stock warrants                            (85,979)                                  (85,979)

Transfer of
  preferred stock               1,813,297                                                        1,813,297

Preferred stock dividends          69,742               (139,484)                                  (69,742)

Net loss                                                             (4,013,890)                (4,013,890)
                               ----------    -----    ----------    -----------     -------    -----------
Balance at
  March 31, 1998                1,883,039      801     9,431,505     (8,177,871)     (3,000)     3,134,474

Retirement of common
  stock in treasury                           (135)       (2,865)                     3,000            -0-

Preferred stock dividends         150,643               (150,643)                                      -0-

Net loss                                                                (15,399)                   (15,399)
                               ----------    -----    ----------    -----------     -------    -----------
Balance at
  March 31, 1999               $2,033,682    $ 666    $9,277,997    $(8,193,270)    $   -0-    $ 3,119,075
                               ==========    =====    ==========    ============    =======    ===========


See accompanying notes and auditor's report

Command Security Corporation

Statements of Cash Flows
Years Ended March 31, 1999, 1998 and 1997

               INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                         1999           1998           1997
OPERATING ACTIVITIES
  Net income/(loss)                                      $   (15,399)   $(4,013,890)   $   450,030
    Adjustments to reconcile net income/(loss) to net
      cash provided by operating activities:
      Depreciation and amortization                        1,720,197      2,038,794      2,133,715
      Provision for doubtful accounts and
        notes receivable, net of recoveries                   51,871      1,451,151        447,159
      Loss on equipment dispositions                          51,831         34,324         71,882
      Loss on value of intangible assets                      58,646        745,516            -0-
      Deferred income taxes                                      -0-        259,835       (140,360)
      Self-insurance reserves                                572,833        900,128        293,238
      Changes in operating assets and liabilities, net
        of effects of business acquisitions:
          Accounts receivable, current and long-term        (322,530)       780,602       (854,845)
          Prepaid insurance                                  460,896        880,665        (38,813)
          Other receivables                                   38,995        (88,574)      (413,779)
          Other assets                                       (71,944)      (244,246)      (336,850)
          Accounts payable and accrued expenses           (1,005,756)       124,665       (611,286)
          Income taxes                                           -0-            -0-            -0-
          Due to administrative service clients              105,971         28,495        105,139
                                                         -----------    -----------    -----------
            Net cash provided by
              operating activities                         1,645,611      2,897,465      1,105,230
                                                         -----------    -----------    -----------
INVESTING ACTIVITIES
  Purchase of equipment                                     (101,372)      (153,298)       (98,760)
  Business acquisitions and purchase of
    intangible assets                                        (45,735)      (116,521)      (281,246)
  Proceeds from equipment dispositions                         2,278         27,122         75,902
  Proceeds from sale of intangible assets                        -0-            -0-        210,000
  Issuance of notes by administrative service
    clients and other third parties                           (5,000)           -0-       (252,208)
   Principal collections on notes receivable                  62,394        113,828        246,207
                                                         -----------    -----------    -----------
            Net cash used in investing activities            (87,435)      (128,869)      (100,105)
                                                         -----------    -----------    -----------
FINANCING ACTIVITIES
  Net borrowings/(payments) on line of credit                326,955       (533,908)     1,186,632
  Proceeds from long-term debt                                   -0-            -0-        500,000
  Repayments on other short and long-term debt            (1,237,369)    (1,763,505)    (2,480,414)
  Repayments on capital lease obligations                    (75,397)       (81,455)       (96,762)
  Net proceeds from issuance of stock                            -0-            -0-         45,219
  Proceeds from common stock warrants subscribed                 -0-            -0-            500
  Cash paid in lieu of compensatory stock warrants               -0-        (85,979)           -0-
  Cash overdraft                                            (449,895)      (303,749)      (160,300)
                                                         -----------    -----------    -----------
            Net cash used in financing activities         (1,435,706)    (2,768,596)    (1,005,125)
                                                         -----------    -----------    -----------
Net increase in cash and cash equivalents                    122,470            -0-            -0-
Cash and cash equivalents, beginning of year                     -0-            -0-            -0-
                                                         -----------    -----------    -----------
Cash and cash equivalents, end of year                   $   122,470    $       -0-    $       -0-
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

During the year ended March 31, 1998, the Company settled various retention issues related to customer list purchased with the issuance of the Company's common stock. The resultant net charge to equity and credit to intangible assets of $240,392 have been excluded from the statement of cash flows.

During the year ended March, 1998, the Company acquired certain guard service accounts from three former administrative service clients in settlement of outstanding advances and the assumption of certain loan guarantees. Debt assumed of $150,006 and net advances of $94,655 have been excluded from the purchase of intangible assets in the statement of cash flows.

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

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES, continued

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

Revenue recognition

The Company records revenue as services are provided to its customers and to its administrative service clients. Revenue consists primarily of security guard services which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to all administrative service clients are based on a percentage of the administrative service client's guard service revenue or gross profit and are recognized as billings for the related guard services are generated. Costs associated with the Company's guard service revenue consist of direct and indirect payroll and related expenses, subcontract costs, vehicle and other costs directly related to the guard service revenue generated. Costs related to the administrative service revenue are primarily clerical and administrative in nature and are not readily segregated from the Company's total general and administrative costs.

In December, 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". Management believes that the Company's practices and policies are in compliance with SAB 101.

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

Command Security Corporation

March 31, 1999, 1998 and 1997

1.  Business Description and Summary of Accounting Policies, continued

Reserve for doubtful accounts

The Company periodically evaluates the requirement for providing for credit losses on its accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience.

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

Accounting for stock options

During the year ended March 31, 1997, the Company adopted the Financial Accounting Standards Board Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in the determination of stock-based compensation expenses or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 and will provide pro forma disclosures as required by SFAS 123. SFAS 123 did not have an impact on the Company's financial condition or results of operations for the periods presented. Stock-based compensation issued to non employees are accounted for based on the fair value and nature of goods and/or services received.

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

Command Security Corporation

March 31, 1999, 1998 and 1997

2. Continuity of Operations, continued

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

Command Security Corporation

March 31, 1999, 1998 and 1997

4.  Intangible Assets, continued

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

5.  Other Assets

Other assets at March 31, consist of the following:

                                              1999           1998

Restricted cash                               $1,091,527     $1,040,853
                                              ==========     ==========

Insurance deposits                               295,142        551,296
Security deposits                                120,116         99,420
Other                                             10,684         10,110
                                              ----------     ----------
                                              $  425,942     $  660,826
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

6.  Accounts Payable and Accrued Expenses

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

Command Security Corporation

March 31, 1999, 1998 and 1997

7.  Short-Term Borrowings

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

8.  Long-Term Debt

Long-term debt at March 31, consists of the following:

                                                      1999         1998

Deltec Development Corporation, due February 24,
  1999, interest at 14%                               $     -0-    $   375,000

Gordon Robinett (Director), due October, 1999,
  no interest, collateralized by related covenant        45,000         82,500

Capital Resource Company, (four notes and five notes)
  due April, 1998, to June, 2001, interest at 14%,
  unsecured                                             166,017        294,107

Various installment loans due at various dates
  through March, 2002, with interest ranging
  from 3.8% to 11.75% (a)                               415,142        540,144

CIT Group/Credit Finance, Inc., due February 1, 2002
  interest at prime plus 1.5%, currently 9.25% (b)      291,667        391,667
                                                      ---------    -----------
                                                        917,826      1,683,418

Current maturities                                     (492,677)    (1,224,423)
                                                      ---------    -----------

                                                      $ 425,149    $   458,995
                                                      =========    ===========

(a) Payable to General Motors Acceptance Corporation, Ford Motor Credit Corporation and Chase Manhattan Bank. The notes are collateralized by automobiles and security equipment.

(b) The term loan from CIT Group/Credit Finance, Inc., payable in monthly installments of $8,333 plus interest at prime plus 1.5% per annum, is collateralized with security pledged under the revolving loan and security agreement (see Note 6).

Command Security Corporation

March 31, 1999, 1998 and 1997

8.  Long-Term Debt, continued

The aggregate amount of required principal payments of long-term debt is as follows:

Year ending: March 31, 2000                                    $492,677
             March 31, 2001                                     289,563
             March 31, 2002                                     135,586
                                                               --------
                                                               $917,826
                                                               ========

9.  Stockholders' Equity

Changes in the number of equity shares of the Company's preferred and common stock for the years ended March 31, 1999, 1998 and 1997, are as follows:

                                 Preferred  Common         Treasury
                                 Stock      Stock          Stock
                                 ------     ----------     ----------
Balance at April 1, 1996            -0-      8,119,606      1,355,400

Common stock issued                            219,500

Issuance/(return) of escrowed
  common stock
    o Note collateral                          238,000
    o Accrued fees                            (152,774)
                                 ------     ----------     ----------
Balance at March 31, 1997           -0-      8,424,332      1,355,400

Transfer of preferred stock      10,567

Preferred stock dividend
  shares issued                     845

Common stock issued                             57,447

Return of escrowed common stock
    o Note collateral                         (350,911)
    o Retention adjustment                    (117,325)
                                 ------     ----------     ----------
Balance at March 31, 1998        11,412      8,013,543      1,355,400

Preferred stock dividend
  shares issued                     913

Retirement of common
  stock in treasury                         (1,355,400)    (1,355,400)
                                 ------     ----------     ----------
Balance at March 31, 1999        12,325      6,658,143            -0-
                                 ======     ==========     ==========

10. Concentration of Risk

The Company extends credit to the various administrative service clients for which it administers billing, collection and payroll functions. As of March 31, 1999, the Company had advances and loans outstanding to former administrative service clients of $1,270,308, which were fully reserved. At March 31, 1998, such loans amounted to $10,000, net of reserves of $1,194,110. The notes are collateralized by customer lists and other general intangibles in accordance with the administrative service agreements. The administrative service clients operate in New York, Florida, Illinois, New Jersey, Texas, Virginia, Arizona, California, Massachusetts and Washington.

Command Security Corporation

March 31, 1999, 1998 and 1997

10. Concentration of Risk, continued

Geographic concentrations of credit risk with respect to trade receivables are primarily in the New York Metropolitan area consisting of 41% and 45% of total receivables as of March 31, 1999 and 1998, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the years ended March 31, 1999, 1998 and 1997, the Company generated 31%, 31% and 24%, respectively, of its revenue from the commercial airline industry. During the years ended March 31, 1999, 1998 and 1997, 53%, 52% and 38% of administrative service revenue, respectively, was earned from one administrative service client. The Company's remaining customers are not concentrated in any specific industry.

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

12. Self-Insurance

The Company adopted a partially self-insured health insurance program that covers all eligible administrative personnel, effective as of March 1, 1997. There is a maximum of $30,000 per year per employee and an aggregate amount per year, based on the number of participants (currently 69 employees, or $278,600), that the Company can be responsible for. A stop-loss insurance policy covers all claims in excess of the above amounts. Amounts accrued for health insurance under this program and included in general and administrative expenses were $328,938 and $324,752 for the policy years ended February 28, 1999 and 1998, respectively, and are based on the maximum aggregate for each year presented.

The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to industry standard payout profiles. Charges for estimated workers compensation related losses incurred included in cost of sales were $984,037, $1,176,128 and $1,116,382 for the years ended March 31, 1999, 1998 and 1997, respectively.

The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability insurance policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. In addition, the Company has obtained an excess general liability insurance policy that covers claims for an additional $30,000,000 in the aggregate ($25,000,000 prior to October 1, 1997). The Company retains the risk for the first $50,000 per occurrence. Charges for general liability self-insurance expense of $572,833, $900,128 and $293,238, are included in cost of sales for the years ended March 31, 1999, 1998 and 1997, respectively. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors to provide for estimated losses incurred but not yet reported.

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

Command Security Corporation

March 31, 1999, 1998 and 1997

13. Contingent Liabilities

The Company has guaranteed certain installment loans extended to various administrative service clients and customer list purchasers by Capital Resources Company. The total outstanding balance of such loans as of March 31, 1999, was approximately $471,400. The notes mature between September, 2000, and November, 2001, and are guaranteed by customer lists.

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

On or about December 4, 1997, an outside shareholder and four of the Company's directors (Sands, P. Kikis, Saunders and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 606166/97) against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. The complaint alleges that one or more of the defendant-directors engaged in improper activities, including ultra-vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud and waste of corporate assets. These charges are based upon claims that the defendant directors concealed information from the plaintiff-directors regarding the Company's earnings, lacked power to enter into an employment agreement on behalf of the Company with Mr. Robinett, and entered into administrative service agreements with financially unstable companies without performing due diligence. The plaintiffs further allege that the Company has failed to appoint a replacement to the office of president and that the directors have entered into a shareholder agreement which is violative of public policy. Plaintiffs seek the award of money damages in an amount which is "not less than" $11 million from the individual defendants, a declaratory judgment that the shareholder agreement is void, an order for an accounting, certain other injunctive relief and attorneys' fees and disbursements.

Command Security Corporation

March 31, 1999, 1998 and 1997

13. Contingent Liabilities, continued

The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company's insurance carrier has reserved its rights with respect to the defense and indemnity of the Company based on a claimed exclusion from coverage. The Company may have a claim against the carrier based on the carrier's failure to timely disclaim coverage. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 1999, the Company has expended approximately $204,000 in legal fees ($84,000 during the year ended March 31, 1999) in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued $92,000 for contingent legal fees incurred by one of the defendants, where management has determined that indemnification by the Company is probable . On or about March 25, 1998, the plaintiffs filed a motion for the appointment of a temporary receiver. On June 5, 1998, the Court ordered the appointment of a temporary receiver, but prior to the order taking effect, the parties agreed to a stipulation pursuant to which Franklyn
H. Snitow, Esq., was appointed acting President and Chief Executive
Officer and acting ninth Board member during the pendency of the defendants' appeal to the Appellate Division of the decision to appoint a receiver. Based on the stipulation, the defendants' request to the Appellate Division for a stay pending the appeal of the order appointing the receiver was granted. On January 12, 1999, the Appellate Division dismissed the appeal and modified the lower court's order to continue Mr. Snitow's authority to discharge his responsibilities as Acting President, Chief Executive Officer and Director pending the underlying litigation. The Company is unable to reasonably estimate the potential impact on the Company's financial condition and results of operations from this lawsuit.

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

The Company entered into a Consultant's Agreement dated November 1, 1993, under which the Company has agreed to issue stock or warrants in exchange for consulting services. The aggregate value of such stock or warrants to be granted will not exceed $300,000. The Company had fully expensed the consulting fee by October, 1994. During the fiscal year ended March 31, 1994, the Company issued warrants for 200,000 shares and in July, 1994 issued additional warrants for 100,000 shares. The warrants expired in July, 1997, however, the Company has reserved 150,000 shares of common stock to provide the consultant with up to $300,000 of compensation. During the year ended March 31, 1998, $85,979 has been paid in cash, reducing the stock to be released to a value not to exceed $214,021. As of March 31, 1999, no shares of common stock have been released.

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

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

The following is a summary of activity related to all Company stock option and warrant arrangements:

                             Options                        Warrants
                     -------------------------     ---------------------------
                     Exercise        Number of     Exercise         Number of
                     Price           Shares        Price            Shares
                     -------------   -------       -------------    ----------

Outstanding at
  April 1, 1996      $2.25 - $2.50   160,000       $2.10 - $3.75     2,275,000

Granted                                             1.87 -  2.25       255,000
                     -------------   -------       -------------    ----------

Outstanding at
  March 31, 1997      2.25 -  2.50   160,000        1.87 -  3.75     2,530,000

Expired                                             1.87 -  2.25    (1,570,000)
                     -------------   -------       -------------    ----------

Outstanding at
  March 31, 1998      2.25 -  2.50   160,000        1.87 -  3.75       960,000

Expired                                             3.25 -  3.75      (400,000)
                     -------------   -------       -------------    ----------

Outstanding at
  March 31, 1999     $2.25 - $2.50   160,000       $1.87 - $3.25       560,000
                     =============   =======       =============    ==========

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

Command Security Corporation

March 31, 1999, 1998 and 1997

15. Stock Option Plan and Warrants, continued

Significant option and warrant groups outstanding at March 31, 1999, and the related weighted average exercise price and life information are as follows:

                                             Weighted   Weighted
                 Options/      Options/      Average    Average
Range of         Warrants      Warrants      Exercise   Remaining
Exercise Price   Outstanding   Exercisable   Price      Life (years)
--------------   -----------   -----------   --------   ------------
$1.875           205,000       205,000       $1.875     2.50
 2.10  to 2.50   380,000       380,000        2.380     1.07
 3.25            135,000       135,000        3.250      .12
                 -----------   -----------
 1.875 to 3.25   720,000       720,000        2.400     1.31
                 ===========   ===========

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

16. Income Taxes

Income tax expense/(benefit) for the years ended March 31 consists of the following:

                                     1999      1998         1997
Current:
  Federal                            $-0-      $    -0-     $(181,066)
  State and local                     -0-           -0-           -0-
                                     ----      --------     ---------
                                      -0-           -0-      (181,066)
Deferred:                            ----      --------     ---------
  Federal                             -0-       181,283        28,400
  State and local                     -0-        78,552        12,306
                                     ----      --------     ---------
                                      -0-       259,835        40,706
                                     ----      --------     ---------

    Income tax expense/(benefit)     $-0-      $259,835     $(140,360)
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
                                     =====     =====        =====

Command Security Corporation

March 31, 1999, 1998 and 1997

16. Income Taxes, continued

The significant components of deferred tax assets and liabilities as of March 31, 1999 and 1998, are as follows:

                                                 1999           1998
Current deferred tax assets:
  Accounts receivable                            $   124,114    $   150,769
  Accrued expenses                                   297,289        272,459
                                                 -----------    -----------
                                                     421,403        423,228
  Valuation allowance                               (421,403)      (423,228)
                                                 -----------    -----------
    Net current deferred tax asset               $       -0-    $       -0-
                                                 ===========    ===========
Non-current deferred tax assets/(liabilities):
  Equipment                                      $   (80,086)   $  (100,280)
  Intangible assets                                1,131,567      1,196,499
  Self-insurance                                     328,727        345,638
  Net operating loss carryover                     1,835,867      1,757,431
                                                 -----------    -----------
                                                   3,216,075      3,199,288

  Valuation allowance                             (3,216,075)    (3,199,288)
                                                 -----------    -----------

    Net non-current deferred tax asset           $       -0-            -0-
                                                 ===========    ===========

The valuation allowance increased by $14,962 and $1,874,080 during the years ended March 31, 1999 and 1998, respectively, and decreased by $429,464 during the year ended March 31, 1997. Federal and State net operating loss carry-overs were approximately $3,989,000 and $4,374,200, respectively, at March 31, 1999. They begin to expire in 2010.

17. Administrative Service Agreements

The Company has entered into agreements with various security guard companies (administrative service clients) whereby the Company administers the billing, collection and payroll functions and the administrative service clients administer the operations of the respective guard contracts. Under these arrangements, the Company receives title to all the receivables generated and is obligated to pay the administrative service clients' guards and related expenses. The transfer of receivables are accounted for as a sale/purchase in accordance with SFAS No. 125, relating to transfers and servicing of financial assets. Under some arrangements the Company may for Internal Revenue reporting, workers compensation, general liability and disability insurance coverage purposes become the employer of record for all applicable guard personnel. Where the Company provides insurance resources, such costs are allocated to the administrative service clients based on payroll. All contracts contain renewal provisions based on the volume of business generated by the respective service companies. Although title to the receivables generated belong to the Company, the rights to service the guard contracts are retained by the service company.

The Company records the billings for administrative service client contracts in accounts receivable with a corresponding liability, "due to administrative service clients", net of the Company's administrative service fees and payroll and related expenses paid by the Company, at the time the services are provided to the administrative service clients' customers. Receivables not collected are charged back to the administrative service clients generally after 90 days. The administrative service fees charged to the administrative service clients, which are based on either a percentage of guard service revenue or gross profit, are recognized as "administrative service revenue" on the Company's statements of operations.

Command Security Corporation

March 31, 1999, 1998 and 1997

17. Administrative Service Agreements, continued

The following is a summary of the administrative service clients' activities for the years ended March 31, 1999, 1998 and 1997, respectively, the components of which have been excluded from the Company's financial statements:

                                                                     1999             1998            1997

Employer of record administrative service revenue
  Administrative service clients' guard service revenue              $ 7,528,163      $17,913,206     $17,241,188
  Cost of revenue                                                      5,612,727       13,286,869      13,757,683
                                                                     -----------      -----------     -----------
  Gross profit                                                         1,915,436        4,626,337       3,483,505
  Administrative service clients' share of gross profit                1,468,608        3,551,906       2,455,187
                                                                     -----------      -----------     -----------
                                                                         446,828        1,074,431       1,028,318
Non employer of record administrative service revenue                    466,670          376,161         442,995
                                                                     -----------      -----------     -----------
  Administrative service revenue                                     $   913,498      $ 1,450,592     $ 1,471,313
                                                                     ===========      ===========     ===========

The Company has extended various operating loans to these administrative service clients. Interest charged varies between 2% above the prime lending rate of the Chase Manhattan Bank and 14% per annum. Principal repayment terms extend through the fiscal year ending March 31, 2002. In addition, the Company has guaranteed bank loans to certain service companies (see Note 13).

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

Command Security Corporation

March 31, 1999, 1998 and 1997

19. Preferred Stock, continued

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

March 31, 1999, 1998 and 1997

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

26. Revisions

The Company has modified its financial statements for the year ended March 31, 1999, to provide for additional disclosure in connection with its accounting policies for revenue recognition, reserves for doubtful accounts and accounting for stock options and to clarify its accounting for intangible assets (see Note 1), the basis for providing self-insurance reserves (see
Note 12), and its accounting for administrative service client contracts (see
Note 17). The Company has also clarified its reference to service agreement companies and now refers to them as administrative service clients throughout the financial statements. These revisions had no impact on the Company's financial condition or results of operations for the year ended March 31, 1999.

                                           COMMAND SECURITY CORPORATION
                                   SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                                  Against
                                                                  Amounts                                 Uncollectible
                                         Balance at   Charged to  Due          Charged                    Accounts       Balance
                                         Beginning    Costs and   to Service   to Other                   Written        at End of
                                         of Period    Expenses    Companies    Accounts       Recoveries  Off            Period
                                         ----------   ----------  ----------   --------       ----------  -------------  ---------

Year ended March 31, 1999:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      receivable - current maturities    $  716,347   $309,348    $ (36,143)   $              $           $288,227       $  701,325
    Allowance for doubtful notes
      receivable - current maturities       273,715                  88,447                     60,448      33,924          267,790
    Allowance for other doubtful
      receivables - current maturities    1,024,319     58,568      (88,447)    250,000<F1>    255,597       1,650          987,192
    Allowance for doubtful notes
      and long-term receivables,
      net of current maturities                 -0-                                                                             -0-

Year ended March 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      receivable - current maturities    $  619,621   $376,404    $ 119,847    $              $  5,837    $393,688       $  716,347
    Allowance for doubtful notes
      receivable - current maturities       450,653    180,360                   37,867<F2>      1,978     393,187          273,715
    Allowance for other doubtful
      receivables - current maturities      104,138    837,129        7,000     196,829<F2>      7,000     113,777        1,024,319
    Allowance for doubtful notes
      and long-term receivables,
      net of current maturities             785,360     57,258                                 230,778     611,839              -0-

Year ended March 31, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      receivable - current maturities       842,006    316,828       47,024                     90,011     496,226          619,621
    Allowance for doubtful notes
      receivable - current maturities       362,164     43,565                   11,000<F3>                                 450,653
                                                                                 33,924<F4>
    Allowance for other doubtful
      receivables - current maturities       17,372     86,766                                                              104,138
    Allowance for doubtful notes
      and long-term receivables,
      net of current maturities                 -0-    737,436                  (11,000)<F3>                                785,360
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
