Form 10-K/A
period 2000-03-31
COMMAND SECURITY CORP
filed 2000-10-02
CIK 864509

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


                                     PART I

                                ITEM 1. BUSINESS


     Command Security Corporation ("Company") is a corporation formed under the laws of the State of New York on May 9, 1980. It principally provides uniformed security services from its eighteen operating offices in New York, Massachusetts, New Jersey, Illinois, California, Pennsylvania, Connecticut, Florida and Georgia to commercial, financial, industrial, aviation and governmental clients in the United States. Security services represented approximately 98% (or $59 million) of the Company's revenue for the fiscal year ended March 2000. Security services include providing uniformed guards for access control, theft prevention, surveillance, vehicular and foot patrol and crowd control. Approximately 1% (or $.6_million of the Company's revenue for the fiscal year ended March 2000) was generated from administrative service agreements (formerly referred to as "security service agreements" or "service company agreements") with other security guard companies (formerly referred to as "service company clients"). Administrative service agreements are contracts with other security guard companies which provide security guard services to their clients. The administrative services provided by the Company include (i) scheduling, billing, collection and payroll and (ii) accounts receivable financing and insurance resources.


         The Company employs approximately 73 employees indirectly attributable to guard services including supervisors and dispatchers, another approximately 87 administrative employees, including the executive staff, and approximately 2,640 hourly guards. As of March 31, 2000, the Company did not have any administrative service agreements whereby it was the employer of record for Internal Revenue Service reporting purposes.
[/R]

     Management believes there is heightened attention to security matters due to the ongoing threat of criminal and terrorist activities. As a result of such attention, management further believes that the urban commercial centers served by the Company provide an opportunity for increased market participation and growth.


     From 1983, when William C. Vassell, the Company's Chairman of the Board acquired control, to June 1990, the Company expanded its business through internal sales efforts and by acquisitions of the customer lists of smaller security firms in markets the Company was already serving. In July 1990, the Company implemented a program to provide back office services to other security guard companies (administrative service clients).

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

Employees


         The Company employs approximately 73 employees indirectly attributable to guard services including supervisors and dispatchers, another approximately 87 administrative employees including the executive staff, and approximately 2,640 hourly guards. As of March 31, 2000, the Company did not have any administrative service agreements whereby it was the employer of record for Internal Revenue Service reporting purposes.


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


     The Company also believes itself to be the owner of the trademark "Smartwheel" for the computer program for use in dispatching and tracking small vehicles such as carts and wheelchairs at transportation terminals. The trademark was acquired as part of United Security Group, Inc. acquisition. On May 23, 1995 the trademark was registered with the U.S. Patent and Trademark Office, Registration No. 1894956. In addition, the Company believes itself to be the owner of the service marks "STAIRS" and "Smart Guard." The respective registration dates and numbers are September 15, 1992; No. 1,715,363 and December 19, 1992; No. 1,742,892.


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


The Company's press release of November 30, 1998 also referenced open market purchases of the Company's stock to be made by two members of the Company's Board of Directors Messrs. Peters T. Kikis and William C. Vassell. As of January 19, 1999, a total of 32,000 shares have been purchased by Messrs. Peter T. Kikis and William C. Vassell. These Directors are part of the management group which, as of approximately January 19, 1999, became engaged in discussions concerning the possible sale of the Company. They may therefore have possessed non-public information which rendered inappropriate their continued purchases of the Company's stock.


Results of Operations

Fiscal Year ended March 31, 2000 Compared with March 31, 1999


During the fiscal year ended March 31, 2000, revenue increased by $1,603,886 to $59,245,927 from $57,642,041 for the fiscal year ended March 31, 1999. The major components of this increase are: approximately $4,830,000 from additional accounts within the commercial airline industry; $580,000 of additional non-recurring revenue consisting of approximately $790,000 in fiscal 2000 due to the liquidation of a long haul trucking concern while fiscal 1999 had $210,000 non-recurring revenue due to the Goodwill Games; approximately $764,000 increase in revenue from the servicing of new ATM sites through the network of independent security guard companies and approximately $463,000 due to rate increases. The above increases were partially offset by approximately $5,033,000 of contract cancellations and terminations net of new contract starts from general commercial accounts especially in New York City, Long Island and California representing 73% of lost revenue. Management believes that the net increase is not necessarily indicative of a trend and, due to the competitive nature of the business, there can be no assurance that future net increases can be obtained at acceptable margins to offset lost accounts.

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


The Company provides payroll and billing services and accounts receivable financing through contracts with administrative service clients for a percentage of the revenue or gross profit generated from their business. The Company owns the accounts receivable and, depending on the individual contract, may be the employer of record of the guards who provide the services to the customers of the administrative service client. Whenever contracted as the employer of record, the legal liability for tax withholdings including FICA and unemployment insurance taxes is borne by the Company. Additionally, the Company is responsible for worker's compensation and general liability claims for damages which result from the employees' conduct and/or negligence. The administrative service client manages its internal operations including sales and marketing of its guard contracts. The caption "Administrative Service Revenue" represents the income earned on the Administrative Service Agreements as well as income earned on back-office support to police departments for off-duty police services. Administrative Service revenue decreased by $359,302 to $554,196 for the fiscal year ended March 31, 2000, compared to $913,498 for the fiscal year ended March 31, 1999. The decrease is due to the termination of two administrative service agreements during the quarter ended June 30, 1999 and the renegotiation of one contract in August, 1998 from an "employer of record" administrative service contract to a "non employer of record" contract expiring in February, 2001 at a lower service rate ($282,581 in fiscal 2000 and $272,580 in fiscal 1999). By mutual consent, this contract was terminated in May, 2000 as part of the final settlement regarding disputed Company charges (see Note 13 to Financial Statements) and consequently administrative service revenue in fiscal 2001 will decrease by approximately $260,000. As a result, revenue from employer of record contracts decreased to $33,892, or 4% of total administrative service revenue for the year ended March 31, 2000, compared to $446,828, or 49% of administrative service revenue for the year ended March 31, 1999. Costs associated with the administrative service revenue are primarily clerical and administrative in nature and are not readily segregated from the Company's total general and administrative costs. Although there are potential new administrative service clients, the Company did not sign any new administrative service agreements in this fiscal year. The Company currently services one administrative service client. Additionally, the Company services one police department in connection with off-duty police support.


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


During the fiscal year ended March 31, 1999, revenue increased by $5,845,159 to $57,642,041 from $51,796,882 for the fiscal year ended March 31, 1998. The major components of this increase were: approximately $2,435,000 increase primarily due to the additional sales impact in fiscal 1999 for accounts acquired as a result of four acquisitions completed within different periods in fiscal 1998; approximately $2,850,000 increase due to new security guard contract starts net of contract cancellations; approximately $350,000 increase due to rate increases and approximately $210,000 of non-recurring revenue due to the Goodwill Games.


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


Administrative Service revenue decreased by $537,094 to $913,498 for the fiscal year ended March 31, 1999, compared to $1,450,592 for the fiscal year ended March 31, 1998. The decrease was due to the termination of the GFM Bayview administrative service agreement (revenue from GFM prior to filing Chapter 7 bankruptcy on August 28, 1997 was $89,464), the termination of three other administrative service contracts ($175,050) and the renegotiation of a contract for a large "employer of record" administrative service agreement client effective August, 1998, as a "non employer of record" contract at a lower service charge ($272,580). As a result, revenue from employer of record contracts decreased to $446,828, or 49% of total administrative service revenue for the year ended March 31, 1999, compared to $1,074,431, or 74% of administrative service revenue for the year ended March 31, 1998. Costs associated with the administrative service revenue are primarily clerical and administrative in nature and are not readily segregated from the Company's total general and administrative costs. The Company serviced four administrative service clients during fiscal 1999 and did not sign any new administrative service agreements. No contracts were scheduled to expire during fiscal 2000, however, one contract with annualized administrative service revenue of $165,000 terminated as the result of the sale of the business of this administrative service client.


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

Bad debt recoveries increased by $70,452 to $316,045 for the fiscal year ended March 31, 1999 from $245,593 for the fiscal year ended March 31, 1998. This increase was primarily due to a significant bad debt recovery from Guard Services of Amarillo, Inc., a former administrative service client in Texas.


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

Liquidity and Capital Resources


The Company pays its guard employees and those of its Administrative Service clients on a weekly basis, while its customers and the customers of administrative service clients pay for the services of such employees generally within 60 days after billing by the Company. In order to fund the Company's payroll and operations, on February 24, 1995, the Company entered into a commercial revolving loan arrangement with CIT Group/Credit Finance
(CIT).

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


         The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with CIT Group/Finance, Inc. Based on the Company's interest rate at March 31, 2000, and average outstanding balances during the fiscal year then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $77,000 over the next fiscal year.


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


     During the fiscal years 1999 and 1998, Mr. Miller performed miscellaneous legal services on behalf of the Company and was compensated therefor in an amount of approximately $2,400 and $6,200, respectively.


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

                                   PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                      SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) Financial statements filed as part of this report:

                                                                     Page No.
                                                                     --------

         Independent auditor's report                                F-1

         Balance sheets - March 31, 2000 and 1999                    F-2

         Statements of operations - years ended
           March 31, 2000, 1999 and 1998                             F-3

         Statements of changes in stockholders' equity -
           years ended March 31, 2000, 1999 and 1998                 F-4

         Statements of cash flows - years ended
           March 31, 2000, 1999 and 1998                             F-5 - F-6

         Notes to financial statements                               F-7 - F-22

   (2) Financial statement schedule filed as part of this report:

         Valuation and qualifying accounts - years ended
           March 31, 2000, 1999 and 1998                             F-23

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

/s/D'Arcangelo & Co., LLP

June 9, 2000, except for Note 25, as to which the date is September 6, 2000 Poughkeepsie, New York

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
                                                     ===========         ===========         ===========


See accompanying notes and auditor's report

Command Security Corporation

Statements of Changes in Stockholders' Equity
Years Ended March 31, 2000, 1999 and 1998

                                                                                                        Common
                                    Preferred           Common      Paid-In          Accumulated        Stock In
                                    Stock               Stock       Capital          Deficit            Treasury       Total
                                    ----------          ------      ----------       -----------        ---------      ----------

Balance at March 31, 1997           $      -0-          $ 842       $9,897,319       $(4,163,981)       $  (3,000)     $5,731,180

Common stock issued                                         5           54,008                                             54,013

Return of escrowed
  common stock
    o Note collateral                                     (35)              35                                                -0-
    o Retention adjustment                                (11)        (294,394)                                          (294,405)

Cash paid in lieu of
  compensatory stock warrants                                          (85,979)                                           (85,979)

Transfer of
  preferred stock                    1,813,297                                                                          1,813,297

Preferred stock dividends               69,742                        (139,484)                                           (69,742)

Net loss                                                                              (4,013,890)                      (4,013,890)
                                    ----------          -----       ----------       -----------        ---------      ----------

Balance at March 31, 1998            1,883,039            801        9,431,505        (8,177,871)          (3,000)      3,134,474

Retirement of common
  stock in treasury                                      (135)          (2,865)                             3,000             -0-

Preferred stock dividends              150,643                        (150,643)                                               -0-

Net loss                                                                                 (15,399)                         (15,399)
                                    ----------          -----       ----------       -----------        ---------      ----------

Balance at March 31, 1999            2,033,682            666        9,277,997        (8,193,270)             -0-       3,119,075

Return of escrowed
  common stock                                            (15)        (214,006)                                          (214,021)

Purchase of treasury stock                                                                               (226,202)       (226,202)

Preferred stock dividends                                             (177,851)                                          (177,851)

Net loss                                                                                (309,710)                        (309,710)
                                    ----------          -----       ----------       -----------        ---------      ----------

Balance at March 31, 2000           $2,033,682          $ 651       $8,886,140       $(8,502,980)       $(226,202)     $2,191,291
                                    ==========          =====       ==========       ===========        =========      ==========


See accompanying notes and auditor's report

Command Security Corporation

Statements of Cash Flows
Years Ended March 31, 2000, 1999 and 1998

               INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                            2000                1999                1998
OPERATING ACTIVITIES
  Net loss                                                  $  (309,710)        $   (15,399)        $(4,013,890)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                           1,695,458           1,720,197           2,038,794
      Provision for doubtful accounts and
        notes receivable, net of recoveries                     863,359              51,871           1,451,151
      (Gain)/loss on equipment dispositions                        (912)             51,831              34,324
      Loss on value of intangible assets                            -0-              58,646             745,516
      Deferred income taxes                                         -0-                 -0-             259,835
      Self-insurance reserves                                   448,291             572,833             900,128
      Stock compensation settlement                            (154,021)                -0-                 -0-
      Changes in operating assets and liabilities:
        Accounts receivable, current and long-term           (1,313,963)           (322,530)            780,602
        Prepaid expenses                                        215,285             460,896             880,665
        Other receivables                                       (41,226)             38,995             (88,574)
        Other assets                                            279,569             (71,944)           (244,246)
        Accounts payable and accrued expenses                  (831,214)         (1,005,756)            124,665
        Due to administrative service clients                   (89,597)            105,971              28,495
                                                            -----------         -----------         -----------
          Net cash provided by
            operating activities                                761,319           1,645,611           2,897,465
                                                            -----------         -----------         -----------

INVESTING ACTIVITIES
  Purchase of equipment                                        (158,168)           (101,372)           (153,298)
  Purchase of intangible assets                                 (12,000)            (45,735)           (116,521)
  Proceeds from equipment dispositions                           24,041               2,278              27,122
  Issuance of notes by administrative service clients               -0-              (5,000)                -0-
  Principal collections on notes receivable                         -0-              62,394             113,828
                                                            -----------         -----------         -----------
          Net cash used in investing activities                (146,127)            (87,435)           (128,869)
                                                            -----------         -----------         -----------

FINANCING ACTIVITIES
  Net borrowings/(payments) on line of credit                   212,878             326,955            (533,908)
  Repayments on other short and long-term debt                 (689,447)         (1,237,369)         (1,763,505)
  Repayments on capital lease obligations                       (82,486)            (75,397)            (81,455)
  Cash paid in lieu of compensatory stock warrants                  -0-                 -0-             (85,979)
  Cash overdraft                                                184,772            (449,895)           (303,749)
  Purchase of treasury stock                                   (226,202)                -0-                 -0-
  Payment of preferred stock dividends                         (137,177)                -0-                 -0-
                                                            -----------         -----------         -----------
          Net cash used in financing activities                (737,662)         (1,435,706)         (2,768,596)
                                                            -----------         -----------         -----------

Net increase/(decrease) in cash and cash equivalents           (122,470)            122,470                 -0-

Cash and cash equivalents, beginning of year                    122,470                 -0-                 -0-
                                                            -----------         -----------         -----------

Cash and cash equivalents, end of year                      $       -0-         $   122,470         $       -0-
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

Revenue recognition

The Company records revenue as services are provided to its customers and to its administrative service clients. Revenue consists primarily of security guard services which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to other guard companies are based on a percentage of the administrative service client's revenue or gross profit and are recognized as billings for the related guard services are generated. Costs associated with the Company's guard service revenue consist of direct and indirect payroll and related expenses, subcontract costs, vehicle and other costs directly related to the guard service revenue generated. Costs related to the administrative service revenue are primarily clerical and administrative in nature and are not readily segregated from the Company's total general and administrative costs.

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

March 31, 2000, 1999 and 1998

2. Continuity of Operations, continued

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

3. Furniture and Equipment

Furniture and equipment at March 31, consist of the following:

                                   2000                   1999

Transportation equipment           $ 1,394,723            $ 1,142,334
Security equipment                     594,563                537,658
Office furniture and equipment       1,987,073              1,560,805
                                   -----------            -----------
                                     3,976,359              3,240,797
Accumulated depreciation            (2,636,028)            (2,209,755)
                                   -----------            -----------

                                   $ 1,340,331            $ 1,031,042
                                   ===========            ===========

Depreciation expense for the years ended March 31, 2000, 1999 and 1998 was $519,010, $439,510, and $386,905, respectively, and includes amortization of assets purchased under capital lease arrangements (see Note 14).

4. Intangible Assets

Intangible assets at March 31, consist of the following:

                                   2000                   1999

Customer lists                     $ 3,675,390            $ 5,657,732
Borrowing costs                         50,000                 50,000
Covenant not to compete                180,000                180,000
Goodwill                                34,007                 34,007
                                   -----------            -----------
                                     3,939,397              5,921,739
Accumulated amortization            (3,479,334)            (4,315,228)
                                   -----------            -----------

                                   $   460,063            $ 1,606,511
                                   ===========            ===========

Command Security Corporation

March 31, 2000, 1999 and 1998

4. Intangible Assets, continued

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

5. Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers compensation claims.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, consist of the following:

                                               2000              1999

Trade accounts payable                         $  669,552        $  701,296
Payroll and related expenses                    1,526,877         2,027,968
Insurance                                         594,608           456,705
Sales tax                                          70,189            73,997
Accrued professional fees                         152,000           152,000
Accrued loss contingencies and settlements         75,000           160,000
Liabilities assumed in acquisitions                79,000            29,578
Other                                             160,802           105,618
                                               ----------        ----------

                                               $3,328,028        $3,707,162
                                               ==========        ==========

As of March 31, 2000 and 1999, the Company has accrued $75,000 and $160,000, respectively, for loss contingencies and settlements in connection with certain legal proceedings and labor claims where either a monetary settlement has been reached or management has determined that it is probable that a liability has been incurred.

Command Security Corporation

March 31, 2000, 1999 and 1998

7. Short-Term Borrowings

Short-term borrowings at March 31, consist of the following:

                                             2000             1999

Bank line of credit                          $7,156,761       $6,943,883
Various insurance financing arrangements,
  interest ranging from 7.72% to 11.27%          35,754           35,630
Other obligations                                   -0-           16,339
                                             ----------       ----------

                                             $7,192,515       $6,995,852
                                             ==========       ==========

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

8. Long-Term Debt

Long-term debt at March 31, consists of the following:

                                                   2000             1999

Gordon Robinett (Director), due October, 1999,
no interest, collateralized by related covenant    $     -0-        $  45,000

Capital Resource Company, (two notes and four
notes) due October, 2000 and June, 2001,
interest at 14%, unsecured                            57,674          166,017

Various installment loans due at various dates
through February, 2003, with interest ranging
from 3.9% to 12.25% (a)                              470,938          415,142

CIT Group/Business Credit, Inc., due February
1, 2002 interest at prime plus 1.5%, currently
 10.5% (b)                                           191,667          291,667
                                                   ---------        ---------
                                                     720,279          917,826
Current maturities                                  (410,603)        (492,677)
                                                   ---------        ---------

                                                   $ 309,676        $ 425,149
                                                   =========        =========

(a) Payable to General Motors Acceptance Corporation and Ford Motor Credit Corporation. The notes are collateralized by automobiles and security equipment.

(b) The term loan from CIT Group/Business Credit, Inc., payable in monthly installments of $8,333 plus interest at prime plus 1.5% per annum, is collateralized with security pledged under the revolving loan and security agreement (see Note 7).

The aggregate amount of required principal payments of long-term debt is as follows:

Year ending: March 31, 2001      $410,603
             March 31, 2002       248,129
             March 31, 2003        61,547
                                 --------

                                 $720,279

Command Security Corporation

March 31, 2000, 1999 and 1998

9. Stockholders' Equity

Changes in the number of equity shares of the Company's preferred and common stock for the years ended March 31, 2000, 1999 and 1998, are as follows:

                                          Preferred    Common        Treasury
                                          Stock        Stock         Stock
                                          ---------    ---------     ----------

Balance at March 31, 1997                    -0-       8,424,332      1,355,400

Transfer of preferred stock               10,567

Preferred stock dividend shares issued       845

Common stock issued                                       57,447

Return of escrowed common stock
 o Note collateral                                                     (350,911)
 o Retention adjustment                                 (117,325)
                                          ------       ---------     ----------

Balance at March 31, 1998                 11,412       8,013,543      1,355,400

Preferred stock dividend shares issued       913

Retirement of common
  stock in treasury                                   (1,355,400)    (1,355,400)
                                          ------      ----------     ----------

Balance at March 31, 1999                 12,325       6,658,143            -0-

Return of excrowed common stock                         (150,000)

Purchase of treasury stock                                              220,800

Balance at March 31, 2000                 12,325       6,508,143        220,800
                                          ======       =========     ==========

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

Command Security Corporation

March 31, 2000, 1999 and 1998

12. Self-Insurance

For the years from March 1, 1997 to February 29, 2000, the Company provided a partially self-insured health insurance program to all eligible administrative personnel. There is a maximum loss of $30,000 per year per employee and an aggregate amount per year, based on the number of participants, that the Company can be responsible for. A stop-loss insurance policy covers all claims in excess of the above amounts. As of March 1, 2000, the Company is providing traditional fully insured coverage to its employees. The previous partially self-insured plan provides for a three month extension of benefit period following termination to provide for claim submission of losses incurred prior to the terminations date. Claims submitted during the benefit extension period, net of refunds of previously paid claims in excess of the self-insured limits, were negligible. Amounts accrued for health insurance under the partially self-insured plan and included in general and administrative expenses were $326,817, $328,938 and $324,752 for the policy years ended February 29, 2000, and February 28, 1999 and 1998, respectively, and are based on the maximum aggregate for each year presented.

The Company has an insurance policy covering workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to industry payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $1,083,817, $1,137,375 and $1,176,128 for the years ended March 31, 2000, 1999 and 1998, respectively.

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

The future minimum payments under long-term noncancellable capital and operating lease agreements are as follows:

                                             Capital         Operating
                                             Leases          Leases
                                             --------        ---------

Year ending: March 31, 2001                  $157,714        $311,487
             March 31, 2002                   137,114         252,361
             March 31, 2003                   107,485         157,692
             March 31, 2004                    55,227          85,032
             March 31, 2005                    36,866          23,304
                                             --------        --------
                                              494,406        $829,876
                                                             ========
             Amounts representing interest    102,693
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

On September 28, 1994, the Company issued a warrant for 25,000 shares of common stock exercisable at $3.63 per share in connection with the signing of a non-employer of record administrative service agreement to provide scheduling, payroll, billing and receivable financing services for an independent security guard service company. The warrant expired in October, 1997.

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

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

The following is a summary of activity related to all Company stock option and warrant arrangements:

                           Options                     Warrants
                   ------------------------    ---------------------------
                   Exercise       Number of    Exercise         Number of
                   Price          Shares       Price            Shares
                   -------------  ---------    --------------   ----------

Outstanding at
  March 31, 1997   $2.25 - $2.50   160,000     $1.87  - $3.75    2,530,000

Expired                                         1.87  -  2.25   (1,570,000)
                   -------------  -------      --------------   ----------

Outstanding at
  March 31, 1998    2.25 - 2.50    160,000      1.87  -  3.75      960,000

Expired                                         3.25  -  3.75     (400,000)
                   -------------  --------     --------------   ----------

Outstanding at
  March 31, 1999    2.25 -  2.50   160,000      1.87  -  3.25      560,000

Issued                                                  1.031      150,000
Expired                     2.25   (52,500)              3.25     (135,000)
                   -------------  --------     --------------   ----------

Outstanding at
  March 31, 2000   $        2.50   107,500     $1.031 - $2.50      575,000
                   =============  ========     ==============   ==========

At March 31, 2000, there were 107,500 and 575,000 options and warrants outstanding, respectively, exercisable at prices ranging from $1.031 to $2.50, and 730,000 shares reserved for issuance under all stock arrangements.

March 31, 2000, 1999 and 1998

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

16. Income Taxes

Income tax expense/(benefit) for the years ended March 31 consists of the following:

                                       2000       1999      1998
Current:
  Federal                              $-0-       $-0-      $    -0-
  State and local                       -0-        -0-           -0-
                                       ----       ----      --------
                                         -0-        -0-          -0-

Deferred:
  Federal                               -0-        -0-       181,283
  State and local                       -0-        -0-        78,552
                                       -----      ----      --------
                                        -0-        -0-       259,835

    Income tax expense/(benefit)       $-0-       $-0-      $259,835
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

The differences (expressed as a percentage of pretax income) between the statutory Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

                                     2000        1999       1998

Statutory federal income tax rate     34.0        34.0       34.0
State and local income taxes,
  net of federal benefit               9.8         9.8        9.8
Valuation allowance and reserves     (38.4)      (20.7)     (50.7)
Permanent differences                 (5.4)      (23.1)      (0.5)
                                     -----       -----      -----
Effective tax rate                     0.0%        0.0%      (7.4)%
                                     =====       =====      =====

Command Security Corporation

March 31, 2000, 1999 and 1998

16. Income Taxes, continued

The significant components of deferred tax assets and liabilities as of March 31, 2000 and 1999, are as follows:

                                                  2000           1999
Current deferred tax assets:
  Accounts receivable                             $    72,507    $   124,114
  Accrued expenses                                    139,424        297,289
                                                  -----------    -----------
                                                      211,931        421,403

  Valuation allowance                                (211,931)      (421,403)
                                                  -----------    -----------

    Net current deferred tax asset                $       -0-    $       -0-
                                                  ===========    ===========

Non-current deferred tax assets/(liabilities):
  Equipment                                       $   (48,811)   $   (80,086)
  Intangible assets                                   982,898      1,131,567
  Self-insurance                                      352,898        328,727
  Net operating loss carryover                      2,192,112      1,835,867
                                                  -----------    -----------
                                                    3,479,097      3,216,075

  Valuation allowance                              (3,479,097)    (3,216,075)
                                                  -----------    -----------

    Net non-current deferred tax asset            $       -0-    $       -0-
                                                  ===========    ===========

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

Command Security Corporation

March 31, 2000, 1999 and 1998

17. Administrative Service Agreements, continued

The following is a summary of the administrative service clients' activities for the years ended March 31, 2000, 1999 and 1998, respectively, the components of which have been excluded from the Company's financial statements:

                                                          2000         1999           1998
Employer of record administrative service revenue
  Administrative service clients' guard service revenue   $ 566,190    $ 7,528,163    $ 17,913,206
  Cost of revenue                                          (444,664)    (5,612,727)    (13,286,869)
                                                          ---------    -----------    ------------
  Gross profit                                              121,526      1,915,436       4,626,337
  Administrative service clients' share of gross profit     (87,634)    (1,468,608)     (3,551,906)
                                                          ---------    -----------    ------------
                                                             33,892        446,828       1,074,431
Non employer of record administrative service revenue       520,304        466,670         376,161
                                                          ---------    -----------    ------------

  Administrative service revenue                          $ 554,196    $   913,498    $  1,450,592
                                                          =========    ===========    ============


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

Command Security Corporation

March 31, 2000, 1999 and 1998

19. Preferred Stock, continued

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

Command Security Corporation

March 31, 2000, 1999 and 1998

25. Revisions

The Company has modified its financial statements for the year ended March 31, 2000, to provide for additional disclosure in connection with its accounting policies for revenue recognition and reserves for doubtful accounts (see Note 1), the basis for providing self-insurance reserves (see
Note 12), and its accounting for administrative service client contracts (see
Note 17). These revisions had no impact on the Company's financial condition or results of operations for the year ended March 31, 2000.

                         COMMAND SECURITY CORPORATION

                SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                               Against
                                                               Amounts                                    Uncollectible
                                       Balance at   Charged to Due to           Charged                   Accounts       Balance
                                       Beginning    Costs and  Administrative   to Other                  Written        at End of
                                       of Period    Expenses   Service Clients  Accounts      Recoveries  Off            Period
                                       ----------   ---------- ---------------  --------      ----------  -------------  ----------
Year ended March 31, 2000:
  Deducted from asset accounts:
  Allowance for doubtful accounts
    receivable - current maturities    $  701,325   $969,937   $                $106,972<F1>  $ 71,970    $418,018       $1,288,246

  Allowance for doubtful notes
    receivable - current maturities       267,790                                 34,408        34,608     267,590              -0-

  Allowance for other doubtful
    receivables - current maturities      987,192                                                          987,192              -0-

  Allowance for doubtful notes and
    long-term receivables,
    net of current maturities                 -0-                                                                               -0-

Year ended March 31, 1999:
  Deducted from asset accounts:
  Allowance for doubtful accounts
    receivable - current maturities    $  716,347   $309,348   $(36,143)        $             $           $288,227       $  701,325

  Allowance for doubtful notes
    receivable - current maturities       273,715                88,447                         60,448      33,924          267,790

  Allowance for other doubtful
    receivables - current maturities    1,024,319     58,568    (88,447)         250,000<F2>   255,597       1,651          987,192

  Allowance for doubtful notes
    and long-term receivables,
    net of current maturities                 -0-                                                                               -0-

Year ended March 31, 1998:
  Deducted from asset accounts:
  Allowance for doubtful accounts
    receivable - current maturities    $  619,621   $376,404   $119,847         $             $  5,837    $393,688       $  716,347

  Allowance for doubtful notes
    receivable - current maturities       450,653    180,360                      37,867<F3>     1,978     393,187          273,715

  Allowance for other doubtful
    receivables - current maturities      104,138    837,129      7,000          196,829<F3>     7,000     113,777        1,024,319

  Allowance for doubtful notes and
    long-term receivables,
    net of current maturities             785,360     57,258                                   230,778      611,840             -0-

----------------------
<F1> Represents sales tax refund claims ($85,823) and expense accrual reduction ($21,149).

<F2> Represents cash received for item previously removed from accounts.

<F3> Represents deferred revenue reduction related to non-performing receivable.


                                                                          F-23

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