Form 10-Q
period 2000-09-30
COMMAND SECURITY CORP
filed 2000-11-13
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                      OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Yes  _X_      No  ___

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of November 9, 2000).

                         COMMAND SECURITY CORPORATION

                                    INDEX


PART I.    Financial Information                                   Page No.

Item 1.    Financial Statements

           Condensed Statements of Operations -
           three months and six months ended
           September 30, 2000 and 1999 (unaudited)                    2

           Condensed Balance Sheets -
           September 30, 2000 and March 31, 2000
           (unaudited)                                                3

           Condensed Statements of Changes in
           Stockholders' Equity - six months ended
           September 30, 2000 and 1999
           (unaudited)                                                4

           Condensed Statements of Cash Flows -
           six months ended September 30, 2000 and 1999
           (unaudited)                                              5 - 6

           Notes to Condensed Financial Statements                  7 - 9

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition           10 - 16

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk                                         16


PART II.   Other Information

Item 1.    Legal Proceedings                                         16

Item 6.    Exhibits and Reports on Form 8-K                          16

Signature                                                            17

PART I.    Financial Information

Item 1.    Financial Statements


                                                 COMMAND SECURITY CORPORATION

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                          (Unaudited)


                                                               Three Months Ended                       Six Months Ended
                                                          ------------------------------         ------------------------------
                                                           Sept. 30,          Sept. 30,           Sept. 30,          Sept. 30,
                                                             2000               1999                2000               1999
                                                          -----------        -----------         -----------        -----------
Revenue                                                   $18,322,148        $15,217,897         $34,439,813        $28,620,529

Cost of revenue                                            15,390,001         12,357,669          28,826,113         23,291,864
                                                          -----------        -----------         -----------        -----------
Gross profit                                                2,932,147          2,860,228           5,613,700          5,328,665

Administrative service revenue                                 64,294            160,504             152,596            347,835
                                                          -----------        -----------         -----------        -----------
                                                            2,996,441          3,020,732           5,766,296          5,676,500
                                                          -----------        -----------         -----------        -----------
Operating expenses
  General and administrative expenses                       2,666,789          1,975,138           5,009,708          3,949,129
  Amortization of intangibles                                  78,922            301,599             175,482            602,198
  Provision for doubtful accounts, net                        100,860             65,598             227,849            137,535
                                                          -----------        -----------         -----------        -----------
                                                            2,846,571          2,342,335           5,413,039          4,688,862
                                                          -----------        -----------         -----------        -----------

Operating profit                                              149,870            678,397             353,257            987,638

Interest income                                                22,295             52,715              54,358             96,242
Interest expense                                             (223,939)          (215,307)           (437,076)          (410,980)
Insurance rebates                                              10,799                -0-              60,799             15,689
Administrative service client termination fee                     -0-             35,000                 -0-             35,000
Stockholder derivative suit related expenses                 (373,746)               -0-            (373,746)               -0-
Equipment dispositions                                         (7,191)               164              (9,397)            16,814
                                                          -----------        -----------         -----------        -----------

Income/(loss) before income taxes                            (421,912)           550,969            (351,805)           740,403

Provision for income taxes                                        -0-                -0-                 -0-                -0-
                                                          -----------        -----------         -----------        -----------
Net income/(loss)                                            (421,912)           550,969            (351,805)           740,403

Preferred stock dividends                                     (40,673)           (55,830)            (81,347)           (96,504)
                                                          -----------        -----------         -----------        -----------

Net income/(loss) applicable to
 common stockholders                                      $  (462,585)       $   495,139         $  (433,152)       $   643,899
                                                          ===========        ===========         ===========        ===========

Net income/(loss) per common share                        $      (.07)       $       .07         $      (.07)       $       .10
                                                          ===========        ===========         ===========        ===========

Weighted average number
 of common shares outstanding                               6,287,343          6,658,143           6,287,343          6,658,143
                                                          ===========        ===========         ===========        ===========


          See accompanying notes to condensed financial statements.


                                                    COMMAND SECURITY CORPORATION

                                                      CONDENSED BALANCE SHEETS
                                                            (Unaudited)


                                                                                                  Sept. 30,          March 31,
                                                                                                    2000               2000
                                                                                                 -----------        -----------
ASSETS
Current assets:
  Accounts receivable, net                                                                       $13,450,201        $11,911,484
  Prepaid expenses                                                                                   267,079            491,969
  Other receivables, net                                                                             100,575             94,607
                                                                                                 -----------        -----------
    Total current assets                                                                          13,817,855         12,498,060

Property and equipment, net                                                                        1,247,093          1,340,331

Other assets:
  Intangible assets, net                                                                             334,580            460,063
  Restricted cash                                                                                    691,346            799,993
  Other assets                                                                                       432,842            249,524
                                                                                                 -----------        -----------
    Total other assets                                                                             1,458,768          1,509,580
                                                                                                 -----------        -----------

Total assets                                                                                     $16,523,716        $15,347,971
                                                                                                 ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                                                 $   640,315        $   184,772
  Current maturities of long-term debt                                                               352,331            410,603
  Current maturities of obligations under capital leases                                             114,974            113,752
  Short-term borrowings                                                                            7,890,994          7,192,515
  Accounts payable                                                                                   991,126            669,552
  Due to administrative service clients                                                               83,898            478,006
  Preferred dividends payable                                                                         40,674             40,674
  Accrued payroll and other expenses                                                               3,400,605          2,658,476
                                                                                                 -----------        -----------
    Total current liabilities                                                                     13,514,917         11,748,350

Self-insurance reserves                                                                              780,998            820,693
Long-term debt due after one year                                                                    250,562            309,676
Obligations under capital leases due after one year                                                  219,100            277,961
                                                                                                 -----------        -----------
                                                                                                  14,765,577         13,156,680
                                                                                                 -----------        -----------

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                                                      2,033,682          2,033,682
  Common stock, $.0001 par value                                                                         629                651
  Additional paid-in capital                                                                       8,578,613          8,886,140
  Retained earnings/(deficit)                                                                     (8,854,785)        (8,502,980)
  Treasury stock at cost                                                                                 -0-           (226,202)
                                                                                                 -----------        -----------
    Total stockholders' equity                                                                     1,758,139          2,191,291
                                                                                                 -----------        -----------

Total liabilities and stockholders' equity                                                       $16,523,716        $15,347,971
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




                                                    COMMAND SECURITY CORPORATION

                                      CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)


                                                                                                     Retained
                                              Preferred           Common           Paid-In           Earnings        Treasury
                                                Stock             Stock            Capital           (Deficit)        Stock
                                              ----------         --------         ----------        -----------    ------------
Balance at March 31, 1999                     $2,033,682         $    666         $9,277,997        $(8,193,270)   $        -0-

Preferred stock dividends                                                            (96,504)

Net income - six months ended
 September 30, 1999                                                                                     740,403
                                              ----------         --------         ----------        -----------    ------------

Balance at September 30, 1999                  2,033,682              666          9,181,493         (7,452,867)            -0-

Return of escrowed stock                                              (15)          (214,006)

Purchase of treasury stock                                                                                             (226,202)

Preferred stock dividends                                                            (81,347)

Net loss - six months ended
 March 31, 2000                                                                                      (1,050,113)
                                              ----------         --------         ----------        -----------    ------------

Balance at March 31, 2000                      2,033,682              651          8,886,140         (8,502,980)       (226,202)

Retirement of treasury stock                                          (22)          (226,180)                           226,202

Preferred stock dividends                                                            (81,347)

Net loss - six months ended
 September 30, 2000                                                                                    (351,805)
                                              ----------         --------         ----------        -----------    ------------

Balance at September 30, 2000                 $2,033,682         $    629         $8,578,613        $(8,854,785)   $        -0-
                                              ==========         ========         ==========        ===========    ============




          See accompanying notes to condensed financial statements.



                                                    COMMAND SECURITY CORPORATION

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)


                                                                                                      Six Months Ended
                                                                                             ----------------------------------
                                                                                              Sept. 30,              Sept. 30,
                                                                                                2000                   1999
                                                                                             -----------            -----------
Cash flows from operating activities:
  Net income/(loss)                                                                          $  (351,805)           $   740,403
  Adjustments to reconcile net income/(loss)
    to net cash used in operating activities:
     Depreciation and amortization                                                               502,978                841,630
     Provision for doubtful accounts                                                             227,849                137,535
     (Gain)/loss on equipment dispositions                                                         9,397                (16,814)
     Self-insurance reserves                                                                     239,272                127,169
     Increase in receivables,
      prepaid expenses and deposits                                                           (1,575,456)            (1,730,902)
     Increase/(decrease) in accounts payable
      and other current liabilities                                                              417,139               (164,660)
                                                                                             -----------            -----------
       Net cash used in operating activities                                                    (530,626)               (65,639)
                                                                                             -----------            -----------

Cash flows from investing activities:
  Purchases of equipment                                                                        (119,297)               (49,650)
  Proceeds from sale of equipment                                                                  2,950                 16,650
  Purchases of intangible assets                                                                 (50,000)               (12,000)
  Principal collections on notes receivable                                                        4,412                    200
                                                                                             -----------            -----------
    Net cash used in investing activities                                                       (161,935)               (44,800)
                                                                                             -----------            -----------

Cash flows from financing activities:
  Net borrowings on line-of-credit                                                               679,653                814,783
  Increase in cash overdraft                                                                     455,543                    -0-
  Principal payments on other borrowings                                                        (303,649)              (365,544)
  Principal payments on capital lease obligations                                                (57,639)               (34,254)
  Payments of preferred stock dividends                                                          (81,347)               (55,830)
                                                                                             -----------            -----------
    Net cash provided by financing activities                                                    692,561                359,155
                                                                                             -----------            -----------

Net increase in cash
 and cash equivalent                                                                                 -0-                248,716
Cash and cash equivalents
 at beginning of period                                                                              -0-                122,470
    Cash and cash equivalents
     at end of period                                                                        $       -0-            $   371,186
                                                                                             ===========            ===========




          See accompanying notes to condensed financial statements.


                                                                                                                    (Continued)

                                                    COMMAND SECURITY CORPORATION

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

Supplemental Disclosures of Cash Flow Information

 Cash paid during the six months ended September 30 for:


                                                                                                2000                   1999
                                                                                             -----------            -----------
  Interest                                                                                   $   437,076            $   410,980
  Income taxes                                                                                       -0-                    -0-




Supplemental Schedule of Non-Cash Investing and Financing Activities

For the six months ended September 30, 2000 and 1999, the Company purchased transportation and office equipment with direct installment and lease financing of $127,307 and $130,765, respectively.

The Company may obtain short-term financing to meet its insurance needs. For the six months ended September 30, 2000 and 1999, $51,271 and $122,644, respectively, was borrowed for this purpose. These borrowings have been excluded from the condensed statement of cash flows.

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

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at September 30, 2000, and for the period then ended. All such adjustments are of a normal recurring nature, except for accruals relating to the tentative settlement of the stockholder derivative suit of $250,000 and related professional fees incurred of $123,746 (see Note 4).

1.)  Short-Term Notes Payable

        In February, 1995, the Company entered into an agreement with The CIT Group/Finance, Inc. ("CIT") under a revolving loan and security agreement (the "agreement"). The agreement, as amended on January 30, 1997, provides for a discretionary line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $10 million. At September 30, 2000, the Company had used $7,836,414 of this line, representing virtually 100% of its maximum borrowing capacity. Interest is payable monthly, at 1.5% above prime (11% at September 30, 2000). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The agreement will currently expire in February, 2001, and provides for automatic two year renewal terms.

        On September 19, 2000, the Company received a commitment letter from LaSalle Business Credit, Inc. for an $18 million credit facility, consisting of a $15 million revolving credit line, limited by 85% of eligible accounts receivable, and a $3 million term loan, payable over 30 months. Interest would fluctuate based on a combination of prime and libor. The commitment is valid through November 30, 2000, and the initial contract term, should the loan close, is for three years.

2.)  Income per Share:

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of common stock equivalents, if any, is excluded. No diluted earnings per share are presented because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive. The implementation of SFAS 128 had no effect on the calculation of the Company's earnings per share for the periods ended September 30, 2000 and 1999.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

3.)  Self-Insurance

        The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to industry standard payout profiles. Charges for estimated workers compensation related losses incurred included in cost of sales were $870,080 and $751,680 for the six months ended September 30, 2000 and 1999, respectively.

        The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability insurance policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. In addition, the Company has obtained an excess general liability insurance policy that covers claims for an additional $50,000,000 in the aggregate ($30,000,000 prior to October 1, 1999). The Company retains the risk for the first $50,000 per occurrence. Charges for general liability self-insurance expense of $239,272 and $127,169, are included in cost of sales for the six months ended September 30, 2000 and 1999, respectively. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors to provide for estimated losses incurred but not yet reported.

        Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its general liability risk retention and workers' compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current earnings.

4.)  Contingent Liabilities

        The Company has guaranteed certain installment loans extended to various service companies and customer account purchasers by Capital Resources Company. The total outstanding balance on such loans as of September 30, 2000, was approximately $178,300.

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

        In August, 1997, a complaint was filed in Los Angeles County Superior Court by six former employees alleging discrimination, wrongful termination, breach of employment contract and intentional infliction of emotional distress. The complaint alleges that plaintiffs have suffered damages in excess of $1 million. After filing the complaint, the plaintiffs, through counsel, agreed to submit the dispute to binding arbitration and a request for dismissal, without prejudice, was filed with the Court. The complainants have failed to proceed with this arbitration. Management believes that the continuation of this case is remote and that the court would bar the reinstatement of any action in connection with this complaint.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

4.)  Contingent Liabilities, continued

        The Company has been named as a defendant in several other employment related claims, including claims of sexual harassment by current and former employees, which are currently before the EEOC or various state and local agencies. The Company has instituted policies to minimize these occurrences and monitors those that do occur. At this time the Company is unable to determine the impact on the financial position and results of operations that these claims may have should the investigations conclude that they are valid.

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

        The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company's carrier has reserved its rights with respect to the defense and indemnity of the Company based on a claimed exclusion from coverage. To date, the Company has not been notified of declination of coverage. The Company may have a claim against its carrier based on the carrier's failure to timely disclaim coverage. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 1999, the Company had expended and charged earnings with approximately $204,000 in legal fees in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued a $92,000 contingency for legal fees incurred by one of the defendants, where management has determined that indemnification by the Company is probable.

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

        On September 12, 2000, the Company entered into an agreement in connection with the purchase by Reliance Security Group plc ("Reliance") , whereby Reliance agreed to the purchase of all the common shares owned by the plaintiff outside stockholder and all common shares, preferred shares and options owned by the plaintiff directors which represent approximately 38% of the outstanding common stock of the Company on a fully diluted basis. As a result the plaintiffs agreed to terminate their lawsuit, relinquish their seats on the Board and terminate a shareholder agreement to which they are a party. As an inducement to Reliance to complete the transaction, the Company has agreed to the issuance of a five year warrant to purchase up to 20% of the Company's then outstanding stock on a fully diluted basis (approximately 2.3 million shares) at $1.25 per share. The Company also agreed to pay certain transaction related expenses of $200,000 and expects to reimburse approximately $50,000 for certain directors' related legal costs and, accordingly, has accrued these costs in the accompanying financial statements as of September 30, 2000. In addition, the Company incurred $123,746 in professional fees through September 30, 2000, in connection with the Reliance transaction and tentative settlement of the derivative action. The Reliance transaction constitutes a change in control and, as such, requires shareholder approval. Management believes that it is probable that the shareholders will vote for such approval at a special meeting scheduled on November 13, 2000.

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

Revenue increased by $3,104,251 or 20.4% for the quarter ended September 30, 2000, to $18,322,148 from $15,217,897 for the quarter ended September 30, 1999, and has increased by $5,819,284 or 20.3% to $34,439,813 from
$28,620,529 for the six months ended September 30, 2000. The major components of the increase in the second quarter were: approximately $1,989,000 from additional aviation accounts with the loss of the Tower air contract (following the Chapter 11 Bankruptcy in February 2000) being more than offset by a new contract with Northwest Air and other organic growth; around $245,000 from an increase in the number of ATM sites serviced through a network of independent security guard companies, and about $1,243,000 from additional hours worked by the security guard branch network net of accounts terminated as well as rate increases on existing business. For the six months revenue from the aviation accounts increased by $3,539,000, the ATM accounts increased by $521,000 and other security guard revenue increased by $1,759,000, net of terminations. Management expects that revenue will continue at increased levels and that it will exceed prior year's revenue by 20% in the next fiscal period. This would exceed the current industry growth rate of approximately 7%.

Gross profits increased to $2,932,147 (16.0% of sales) for the quarter ended September 30, 2000, from $2,860,228 (18.8% of sales) for the quarter ended September 30, 1999, a rise of $71,919. The main reason for the reduction in the margin was an increase in the cost of payroll and taxes. While the impact of the increased revenue on gross profits was approximately $466,000, a large part of the margin reduction came from increased overtime due in part to the tight labor market as well as additional costs of start up on some of the larger new contracts. The margin for the quarter ended September 30, 1999, also benefitted from guard service to a regional long haul trucking concern that was in the process of liquidation. Focus on rates and overtime levels has increased to try and improve gross profit from all divisions. The gross profit from the aviation division has also decreased due to new contracts generally coming in at lower margins than terminated business. Management expects margins to remain at about this level for the remainder of this fiscal year despite low levels of unemployment and the competitive nature of the industry.

For the six months ended September 30, 2000, gross profit increased by $285,035 to $5,613,700 or 16.3% of revenue compared to $5,328,665 or 18.6% of revenue for the six months ended September 30, 1999. The increase in revenue of $5,819,284 had an impact of $948,543 on gross profits based on the achieved margin of 16.3%. This increase was offset by increased payroll and subcontract costs due to the tight labor market and resultant increase in overtime ($703,000) as well as increased vehicle operating costs ($78,900).

The Company provides payroll and billing services and accounts receivable financing through contracts with administrative service clients for a percentage of the revenue or gross profit generated from their business. The Company owns the accounts receivable while the administrative service client manages its internal operations including sales and marketing of its guard contracts. The caption "Administrative Service Revenue" represents the income earned on the Administrative Agreements as well as income earned on back-office support to police departments for off-duty police services.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Administrative service revenue decreased by $96,210 to $64,294 in the quarter ended September 30, 2000, from $160,504 in the quarter ended September 30, 1999. For the six months administrative service revenue decreased by $195,239 to $152,596 for the period ended September 30, 2000 from $347,835 for the period ended September, 1999. The decrease is primarily due to a contract as non-employer of record which terminated in May 2000. This had accounted for approximately 56% of the fee revenue in fiscal year 2000. Management is actively pursuing potential new administrative service clients and has signed a new contract starting in November, 2000. The Company currently supports one administrative service client and services two police departments in connection with off-duty police support which now represents around 59% of the fee revenue earned in the quarter ended September 30, 2000. A third police department is expected to start in November, 2000.

General and administrative expenses increased by $691,651 to $2,666,789 for the quarter ended September 30, 2000, from $1,975,138 for the quarter ended September 30, 1999. The main areas of increase were office and administrative salaries and payroll taxes which rose by around $285,000 due primarily to additional sales people to drive an internal growth program and additional staff to manage the increased level of sales, most notably in the guard and ATM divisions. Other areas of material increase were: telephone charges ($68,000), ongoing legal and professional fees ($74,000), conference costs ($103,000) reflecting the sales drive and the increased costs of travel, advertising and recruitment ($23,000) due to the tightened labor market, and rent and utilities ($31,000).

For the six months ended September 30, 2000, general and administrative expenses increased by $1,060,579 to $5,009,708, compared to $3,949,129 for the six months ended September 30, 1999. The major areas of increase are: administrative salaries and payroll taxes from investment in personnel to deliver and support the sales growth ($447,700), telephone charges ($93,400), ongoing professional fees ($105,000) and increased spending on travel and conferences to improve internal sales growth ($150,900). Management expects these costs to decrease as focus is shifted from sales conferences to direct sales calls and more professional services are brought in house.

Amortization of intangibles decreased by $222,677 to $78,922 for the quarter ended September 30, 2000, compared to $301,599 for the quarter ended September 30, 1999. For the six months ended September 30, 2000, amortization of intangibles decreased by $426,716 to $175,482 compared with $602,198 for the six months ended September 30, 1999. The reduction is primarily due to intangible assets from the ISS International Service System, Inc. ($232,500), United Securities Group Inc. ($188,900) and McVey Security Inc. ($9,500) acquisitions being fully amortized. These charges are expected to remain at current levels for the rest of this fiscal year.

The provisions for doubtful accounts increased by $35,262 to $100,860 for the quarter ended September 30, 2000, compared to $65,598 for the quarter ended September 30, 1999. For the six months ended September 30, 2000, the provision for doubtful accounts increased by $90,314 to $227,849, compared to $137,535 for the six months ended September 30, 1999. The provision for doubtful accounts increased by $35,000 for the three months and $65,000 for the six months due to reserves provided in connection with other than guard service related receivables and is management's best estimate of amounts that may not be collectible. The Company periodically evaluates the requirement for providing for credit losses on its accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will increase in future periods nor is this increase necessarily indicative of a trend.

Interest income decreased by $30,420 to $22,295 for the quarter ended September 30, 2000, from $52,715 in the quarter ended September 30, 1999. For the six months ended September 30, 2000, interest income decreased by $41,884 to $54,358 compared to $96,242 for the six months ended September 30, 1999. The decrease in interest income was primarily due to the termination of a non-employer of record administrative service client in May 2000 and interest income for the remainder of the fiscal year is not expected to change significantly from current levels.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Interest expense rose to $223,939 for the quarter ended September 30, 2000, from $215,307 for the quarter ended September 30, 1999, an increase of $8,632. For the six months ended September 30, 2000, interest expense rose by $26,096 to $437,076 from $410,980 for the quarter ended September 30, 1999. The prime base rate remained at 9.50% since May, 2000, with the increased charge primarily arising from slightly higher average borrowing on the revolving loan agreement. The new LaSalle financing arrangement described in more detail below is expected to result in annualized interest savings of approximately $150,000 based on current borrowing levels. These savings, however, will be offset by a one time termination charge in November, 2000, of $125,000 payable to CIT.

The insurance rebate of $10,799 for the quarter ended September 30, 2000, relates to the reimbursement of a maintenance tax surcharge for tax years 1991 through 1996 paid to the Texas Workers' Compensation insurance fund. The Company does not expect any further material insurance rebates of this kind for the balance of fiscal 2001.

In connection with the tentative settlement of the stockholder derivative action disclosed in Note 4 to the condensed financial statements the Company recorded at September 30, 2000, an accrual of $250,000 for agreed upon transaction related expenses as well as related professional fees incurred of $123,700.

Loss on equipment dispositions of $7,191 in the quarter ended September 30, 2000, related to the disposal of three vehicles sold at below book value.


Liquidity and Capital Resources

The Company pays its guard employees and those of its administrative service clients on a weekly basis, while its customers and the customers of administrative service clients pay for the services of such employees generally within 60 days after billing by the Company. In order to fund the Company's payroll and operations, the Company maintains a commercial revolving loan arrangement which is currently with CIT Group/Business Credit, Inc. (CIT).

The CIT loan agreement provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $10,000,000. CIT has also provided a term loan in the amount of $500,000 to be repaid in equal monthly installments of $8,333 through February 2002. Outstanding balances under the revolving loan and the term loan bear interest at a per annum rate of 1 and 1/2% in excess of the "prime rate" and are collateralized by a pledge of the Company's accounts receivable and other assets.

At September 30, 2000, the Company had borrowed $7,836,414 representing virtually 100% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the revolving loan agreement. Generally, the Company borrows a high percentage of its available borrowing, which can fluctuate materially from day to day due to changes in status of the factors used to determine availability (such as billing, payments and aging of accounts receivable).

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

The Company has interposed an answer denying the allegations contained in the complaint. The individual defendants have stated that they believe the allegations are completely without merit and intend to vigorously defend against each and every claim. The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company's carrier has reserved its rights with respect to the defense and indemnity of the Company based on a claimed exclusion from coverage. To date, the Company has not been notified of declination of coverage. The Company may have a claim against its carrier based on the carrier's failure to timely disclaim coverage. The defendant-directors intend to seek indemnification, and have received advancements of legal fees incurred in connection with their defense, from the Company. Through March 31, 1999, the Company had expended and charged earnings with approximately $204,000 in legal fees in defense of this matter on its own behalf as well as on behalf of the defendant officers and directors. In addition, the Company has expended $100,000 for legal fees on behalf of the plaintiff directors in December, 1998, and accrued a $92,000 contingency for legal fees incurred by one of the defendants, where management has determined that indemnification by the Company is probable.

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

On September 12, 2000, the Company entered into an agreement in connection with the purchase by Reliance Security Group plc ("Reliance") , whereby Reliance agreed to the purchase of all the common shares owned by the plaintiff outside stockholder and all common shares, preferred shares and options owned by the plaintiff directors which represent approximately 38% of the outstanding common stock of the Company on a fully diluted basis. As a result the plaintiffs agreed to terminate their lawsuit, relinquish their seats on the Board and terminate a shareholder agreement to which they are a party. As an inducement to Reliance to complete the transaction, the Company has agreed to the issuance of a five year warrant to purchase up to 20% of the Company's then outstanding stock on a fully diluted basis (approximately
2.3 million shares) at $1.25 per share. The Company also agreed to pay certain transaction related expenses of $200,000 and expects to reimburse approximately $50,000 for certain directors' related legal costs and, accordingly, has accrued these costs in the accompanying financial statements as of September 30, 2000. In addition, the Company incurred $123,700 in professional fees through September 30, 2000, in connection with this tentative settlement. The Reliance transaction constitutes a change in control and, as such, requires shareholder approval. Management believes that it is probable that the shareholders will vote for such approval at a special meeting scheduled on November 13, 2000.

The Company has a commitment letter for a new loan and security agreement with LaSalle Business Credit Inc. which is expected to close on or about November 10, 2000. The maximum overall credit facility will be $18,000,000 with $3,000,000 being a term loan repayable in equal monthly installments of $100,000 through June, 2003. The loans can be either at LIBOR or prime (although there can only be three LIBOR loans outstanding at any one point in time) with interest rates of LIBOR plus 2% and prime on the revolving loan and LIBOR plus 2.5% and prime on the term loan. Management believes that the new borrowing facility will provide the Company with excess cash availability of approximately $2.5 million with which to finance its growth objectives.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Long term debt (including current maturities) was reduced by $117,386, net of additions of $127,307, to $602,893 at September 30, 2000, from $720,279 at
March 31, 2000. The Company did not take on any additional capital lease obligations during the quarter ended September 30, 2000.

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

The Company's operations for the six months ended September 30, 2000, resulted in an operating loss of $20,489, a decrease of $1,008,127 compared to a profit of $987,638 for the six months ended September 30, 1999. The reduction is primarily due to the one-off costs of the Reliance transaction reserved in the second quarter of the current fiscal year and additional costs of investment in people and infrastructure to maintain and manage the volume growth achieved over the first six months of fiscal year 2001. As a result, working capital decreased by $446,772 to $302,938 as of September 30, 2000, from $749,710 as of March 31, 2000. The Company experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $640,315 as of September 30, 2000, compared to $184,722 at March 31, 2000. Cash balances can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates.

Due to the fact that the Company's stock had been trading below $1.00 since approximately May of this year, the Company received notification from NASDAQ that it was not in compliance with the minimum closing bid requirement. The Company was advised that unless the stock price came into compliance, the Company's stock would be delisted from the NASDAQ Small Cap Market. The Company attended a hearing before a NASDAQ panel on October 6, 2000, and presented a plan to the hearing panel which the Company's management believed would lead to compliance within a reasonable period of time. The Company received notice from NASDAQ at the close of business on October 24th that its plan for compliance would not be accepted and that the Company's stock would be delisted effective October 25, 2000. The Company's stock is now quoted in the OTC Bulletin Board Service. The Company intends to continue to comply with all applicable reporting requirements of the Securities and Exchange Commission.


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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with CIT Group/Business Credit, Inc. Based on the Company's interest rate at September 30, 2000, and average outstanding balances during the six months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $35,400 over the next six months.




PART II.    Other Information

Item 1.     Legal Proceedings

       (1) Reference is made to footnote 4 to the condensed financial statements presented herein.


Item 6.     Exhibits and Reports on Form 8-K

       (1)  Exhibits

            None

       (2)  Reports on Form 8-K

            During the quarter the Company filed three forms 8-K, two are dated August 12, 2000, and September 12, 2000, respectively, reporting certain press releases and one is dated September 12, 2000, reporting a change in control.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 COMMAND SECURITY CORPORATION




Date: November 13, 2000          By: /s/ William C. Vassell
                                     -----------------------------------------
                                     William C. Vassell, Chairman of the Board




                                 By: /s/ Peter Nekos
                                     -----------------------------------------
                                     Peter Nekos, Principal Financial Officer