Form 10-Q
period 2000-12-31
COMMAND SECURITY CORP
filed 2001-02-14
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________

                        Commission file number 0-18684

                         Command Security Corporation
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

Registrant's telephone number, including area code (845) 454-3703

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [ ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of February 2, 2001).

                         COMMAND SECURITY CORPORATION

                                    INDEX

PART I.      Financial Information                                     Page No.

Item 1. Financial Statements

           Condensed Statements of Operations -
            three months and nine months ended
            December 31, 2000 and 1999 (unaudited)                            2

           Condensed Balance Sheets -
            December 31, 2000 and March 31, 2000
            (unaudited)                                                       3

           Condensed Statements of Changes in Stockholders' Equity -
            Nine months ended December 31, 2000 and 1999
            (unaudited)                                                       4

           Condensed Statements of Cash Flows -
            Nine months ended December 31, 2000 and 1999
            (unaudited)                                                     5-6

           Notes to Condensed Financial Statements                          7-9

Item 2. Management's Discussion and Analysis of
         Results of Operations and Financial Condition                    10-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk           15

PART II.     Other Information

Item 1. Legal Proceedings                                                    15

Item 4. Submission of Matters to a Vote of Security Holders                  15

Item 6. Exhibits and Reports on Form 8-K                                     16

Signature                                                                    16

PART I.  Financial Information

Item 1.  Financial Statements


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                Three Months Ended                      Nine Months Ended
                                                          ------------------------------         ------------------------------
                                                          December 31        December 31         December 31        December 31
                                                          2000               1999                2000               1999
                                                          -----------        -----------         -----------        -----------

Revenue                                                   $18,836,792        $15,322,437         $53,276,605        $43,942,966

Cost of revenue                                            15,737,028         12,818,623          44,563,141         36,110,487
                                                          -----------        -----------         -----------        -----------
Gross profit                                                3,099,764          2,503,814           8,713,464          7,832,479

Administrative service revenue                                 61,225            107,395             213,821            455,230
                                                          -----------        -----------         -----------        -----------
                                                            3,160,989          2,611,209           8,927,285          8,287,709
                                                          -----------        -----------         -----------        -----------
Operating expenses
  General and administrative expenses                       2,605,856          2,064,989           7,615,564          6,014,118
  Amortization of intangibles                                  61,311            302,099             236,793            904,297
  Provision for doubtful accounts, net                        139,492             61,507             367,341            199,242
  Bad debt recoveries                                              -0-           (36,216)                 -0-           (36,416)
                                                          -----------        -----------         -----------        -----------
                                                            2,806,659          2,392,379           8,219,698          7,081,241
                                                          -----------        -----------         -----------        -----------

Operating profit                                              354,330            218,830             707,587          1,206,468

Interest income                                                28,622             40,787              82,980            137,029
Interest expense                                             (264,724)          (205,067)           (701,800)          (616,047)
Insurance rebates                                                  -0-                -0-             60,799             15,689
Administrative service client termination fee                      -0-                -0-                 -0-            35,000
Stockholder derivative suit related expenses                  (57,699)                -0-           (431,445)                -0-
Line of Credit termination fee                               (125,000)                -0-           (125,000)                -0-
Equipment dispositions                                        (10,790)            (4,704)            (20,187)            12,110
                                                          -----------        -----------         -----------        -----------
Income/(loss) before income taxes                             (75,261)            49,846            (427,066)           790,249
Provision for income taxes                                         -0-                -0-                 -0-                -0-
                                                          -----------        -----------         -----------        -----------

Net income/(loss)                                             (75,261)            49,846            (427,066)           790,249

Preferred stock dividends                                     (40,674)           (40,675)           (122,021)          (137,179)
                                                          -----------        -----------         -----------        -----------

Net income/(loss) applicable to
 common stockholders                                      $  (115,935)       $     9,171         $  (549,087)       $   653,070
                                                          ===========        ===========         ===========        ===========

Net income/(loss) per common share                        $     (0.02)       $      0.01         $     (0.09)       $      0.10
                                                          ===========        ===========         ===========        ===========

Weighted average number
 of common shares outstanding                               6,287,343          6,574,800           6,287,343          6,630,261
                                                          ===========        ===========         ===========        ===========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                           CONDENSED BALANCE SHEETS
                                 (Unaudited)

ASSETS

                                                                                                 December 31,       March 31,
                                                                                                 2000               2000
                                                                                                 -----------        -----------
Current assets:
  Accounts receivable, net                                                                       $15,717,706        $11,911,484
  Prepaid expenses                                                                                   347,700            491,969
  Other receivables, net                                                                             488,112             94,607
                                                                                                 -----------        -----------
    Total current assets                                                                          16,553,518         12,498,060

Property and equipment, net                                                                        1,249,381          1,340,331

Other assets:
  Intangible assets, net                                                                             399,255            460,063
  Restricted cash                                                                                    701,958            799,993
  Other assets                                                                                       439,628            249,524
                                                                                                 -----------        -----------
    Total other assets                                                                             1,540,841          1,509,580
                                                                                                 -----------        -----------

Total assets                                                                                     $19,343,740        $15,347,971
                                                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                                                 $ 1,630,422        $   184,772
  Current maturities of long-term debt                                                             1,438,058            410,603
  Current maturities of obligations under capital leases                                             110,094            113,752
  Short-term borrowings                                                                            7,256,214          7,192,515
  Accounts payable                                                                                   955,476            669,552
  Due to administrative service clients                                                              105,481            478,006
  Preferred dividends payable                                                                         81,348             40,674
  Accrued payroll and other expenses                                                               3,263,265          2,658,476
                                                                                                 -----------        -----------
    Total current liabilities                                                                     14,840,358         11,748,350

Self-insurance reserves                                                                              730,535            820,693
Long-term debt due after one year                                                                  1,937,221            309,676
Obligations under capital leases due after one year                                                  193,422            277,961
                                                                                                 -----------        -----------
                                                                                                  17,701,536         13,156,680

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                                                      2,033,682          2,033,682
  Common stock, $.0001 par value                                                                         629                651
  Additional paid-in capital                                                                       8,537,939          8,886,140
  Retained earnings/(deficit)                                                                     (8,930,046)        (8,502,980)
  Treasury stock at cost                                                                                  -0-          (226,202)
                                                                                                 -----------        -----------
    Total stockholders' equity                                                                     1,642,204          2,191,291
                                                                                                 -----------        -----------

Total liabilities and stockholders' equity                                                       $19,343,740        $15,347,971
                                                                                                 ===========        ===========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

                                                                                                  Retained
                                               Preferred         Common          Paid-In          Earnings          Treasury
                                               Stock             Stock           Capital          (Deficit)         Stock
                                               ----------        ------          ----------       -----------       ---------

Balance at March 31, 1999                      $2,033,682        $  666          $9,277,997       $(8,193,270)      $      -0-

Return of escrowed stock                                            (15)           (214,006

Preferred stock dividends                                                          (137,179)

Purchase of treasury stock                                                                                           (150,291)

Net income - nine months ended
 December 31, 1999                                                                                    790,249
                                               ----------        ------          ----------       -----------       ---------

Balance at December 31, 1999                    2,033,682           651           8,926,812        (7,403,021)       (150,291)

Purchase of treasury stock                                                                                            (75,911)

Preferred stock dividends                                                           (40,672)

Net loss - three months ended
 March 31, 2000                                                                                    (1,099,959)
                                               ----------        ------          ----------       -----------       ---------

Balance at March 31, 2000                       2,033,682           651           8,886,140        (8,502,980)       (226,202)

Retirement of treasury stock                                        (22)           (226,180)                          226,202

Preferred stock dividends                                                          (122,021)

Net loss - nine months ended
 December 31, 2000                                                                                   (427,066)
                                               ----------        ------          ----------       -----------       ---------

Balance at December 31, 2000                   $2,033,682        $  629          $8,537,939       $(8,930,046)      $      -0-
                                               ==========        ======          ==========       ===========       =========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                   Nine Months Ended
                                                                                            ------------------------------
                                                                                            December 31,      December 31,
                                                                                            2000              1999
                                                                                            -----------       -----------
Cash flows from operating activities:
  Net income/(loss)                                                                         $  (427,066)      $   790,249
  Adjustments to reconcile net income/(loss)
    to net cash provided by/(used in) operating activities:
     Depreciation and amortization                                                              688,049         1,274,219
     Provision for doubtful accounts                                                            367,341           162,826
     (Gain)/loss on equipment dispositions                                                       20,187           (12,110)
     Self-insurance reserves                                                                    324,224           274,900
     Stock compensation settlement                                                                   -0-         (154,021)
     Increase in receivables,
      prepaid expenses and deposits                                                          (4,043,288)         (949,512)
     Increase/(decrease) in accounts payable
      and other current liabilities                                                             130,317        (1,085,449)
                                                                                            -----------       -----------
       Net cash provided by/(used in) operating activities                                   (2,940,236)          301,102
                                                                                            -----------       -----------
Cash flows from investing activities:
  Purchases of equipment                                                                       (168,909)          (97,865)
  Proceeds from sale of equipment                                                                22,581            17,964
  Purchases of intangible assets                                                               (175,985)          (12,000)
  Notes purchased                                                                              (167,185)               -0-
  Principal collections on notes receivable                                                      18,226               200
                                                                                            -----------       -----------
    Net cash used in investing activities                                                      (471,272)          (91,701)
                                                                                            -----------       -----------
Cash flows from financing activities:
  Net repayments on lines-of-credit                                                            (116,128)         (495,773)
  Increase in cash overdraft                                                                  1,445,650           992,031
  Proceeds from term loan                                                                     2,875,000                -0-
  Principal payments on other borrowings                                                       (623,470)         (529,196)
  Principal payments on capital lease obligations                                               (88,197)          (52,137)
  Purchase of treasury stock                                                                         -0-         (150,291)
  Payments of preferred stock dividends                                                         (81,347)          (96,505)
                                                                                            -----------       -----------
    Net cash provided by/(used in) financing activities                                       3,411,508          (331,871)
                                                                                            -----------       -----------

Net decrease in cash
 and cash equivalent                                                                                 -0-         (122,470)
Cash and cash equivalents
 at beginning of period                                                                              -0-          122,470
    Cash and cash equivalents
     at end of period                                                                       $        -0-      $        -0-
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

                                                                  (Continued)
                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months
ended December 31 for:
                                                    2000              1999
                                                    --------          --------
Interest                                            $701,800          $616,047
Income taxes                                              -0-               -0-


Supplemental Schedule of Non-Cash Investing and Financing Activities

For the nine months ended December 31, 2000 and 1999, the Company purchased transportation and office equipment with direct installment and lease financing of $234,165 and $260,357, respectively.

The Company may obtain short-term financing to meet its insurance needs. For the nine months ended December 31, 2000 and 1999, $322,621 and $122,644, respectively, were borrowed for this purpose. These borrowings have been excluded from the condensed statements of cash flows.

In November, 2000, the Company refinanced its line of credit and term loan with LaSalle Business Credit, Inc.("LaSalle"). The principal balance on the previous line of credit with CIT Group/Credit Finance, Inc. ("CIT") at the time of refinancing was $7,898,547. The statement of cash flows presents only the net change for the period between both lending arrangements. As part of the lending arrangement, the Company received a $3,000,000 term loan, replacing a term loan with CIT, originally for $500,000 and a remaining balance of $125,000. Proceeds from the term loan are shown net of the CIT term loan satisfied. As part of the refinancing, the Company also elected to purchase the remaining balances of two notes of an administrative service client and a customer list purchaser, respectively, that the Company had previously guaranteed. Cash used for this purpose is shown in the accompanying statements of cash flows under cash flows from investing activities.

In December, 1999, the Company entered into an agreement modifying a stock compensation arrangement entered into in November, 1993, and canceling 150,000 shares of the Company's common stock held in escrow. The resultant charges to common stock and additional paid-in capital and credits to accrued expenses have been excluded from the condensed statements of cash flows.

In August, 1999, the Company purchased certain guard service accounts and related equipment and supplies for a total consideration of $30,000. The Company paid $12,000 and issued a note for $18,000. The non-cash portion has been excluded from the purchase of accounts and issuance of notes in the condensed statements of cash flows.

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

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at December 31, 2000, and for the period then ended. All such adjustments are of a normal recurring nature, except for costs and accruals relating to the settlement of the stockholder derivative suit of $431,445 (see Note 4) and the costs of early termination of the CIT revolving loan and servicing agreement of $125,000 (see Note 1).

1.) Short-Term Notes Payable

       In November 2000, the Company entered into a three year agreement with LaSalle Business Credit, Inc. ("LaSalle") under a loan and security agreement (the "agreement"). The agreement provides for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. At December 31, 2000, the Company had used $7,040,633 of this line, representing approximately 70% of its maximum borrowing capacity. Interest is payable monthly at prime (9.5% at December 31, 2000). The line is collateralized by customer accounts receivable and substantially all other assets of the Company

       The Company terminated its previous agreement with The CIT Group/Finance, Inc. ("CIT"), which provided for financing based on 85% of eligible accounts receivable, as defined, but in no event in excess of $10 million. Interest was payable at 1.5% above prime. The line was collateralized by customer accounts receivable and substantially all other assets of the Company. This agreement was scheduled to expire in February, 2001, and, in accordance with the terms of the CIT agreement, the Company paid a $125,000 early termination fee.

       The Company also obtained a $3,000,000 term loan from LaSalle, requiring monthly principal payments of $100,000 plus interest at prime. This loan is collateralized by the security pledged under the revolving loan and security agreement disclosed above.

2.) Income per Share:

       Under the requirements of Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share", the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. No diluted earnings per share are presented because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

3.) Self-Insurance

       The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to payout profiles based on the experience of the Company over the past 7 years.

       The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability insurance policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. In addition, the Company has obtained an excess general liability insurance policy that covers claims for an additional $50,000,000 in the aggregate ($30,000,000 prior to October 1, 1999). The Company retains the risk for the first $25,000 per occurrence ($50,000 for claims arising prior to October 1, 2000). Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by management based on discussions and information supplied by third party risk management consultants and actuarial factors to provide for estimated losses incurred but not yet reported.

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

4.) Contingent Liabilities

       The nature of the Company's business is such that there are various routine claims and lawsuits issued against it that generally do not lead to substantial damages being awarded. The Company maintains general liability, casualty and worker's compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims bought against the Company could result in significant payments, however, the exposure to the Company under general liability is limited to the first $50,000 for cases before September 2000 and $25,000 for cases after that date. A potential impact of such claims on the Company's operations would be on future premiums, which may be adversely effected by a poor claims history. In addition to such cases, the Company has been named as a defendant in several uninsured employment related claims which are currently before various courts, the EEOC or various state and local agencies. The Company has instituted policies to minimize these occurrences and monitors those that do occur. At this time the Company is unable to determine the impact on the financial position and results of operation that these claims may have should the investigations conclude that they are valid. Certain cases have been cited by the Company in past documents because of their complexity, the large size of the demand or to illustrate the nature of some of these employment related cases, for example in May, 1996, a complaint was filed in Queens County Civil Court by three former employees alleging emotional distress, anguish, mental distress and injury to their professional reputation due to retaliatory discharge and related matters. Plaintiffs each seek $2 million for compensatory damages and $2 million in punitive damages in addition to payment of overtime wages of $25,000. The Company's customer, also a defendant and a former employer, has engaged counsel representing all defendants. This case continues in litigation. At this time, the Company is unable to estimate the possible loss, if any, that may be incurred as a result of this action. However, management believes that the likelihood of the impact being material is remote.

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

4.) Contingent Liabilities, continued

       On or about December 4, 1997, an outside shareholder and four of the Company's directors (Sands, P. Kikis, Saunders and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 606166/97) against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. The claims against the Company's outside corporate and securities counsel were dismissed. The complaint alleged that one or more of the defendant-directors engaged in improper activities, including ultra-vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud and waste of corporate assets. These claims have been settled as part of the Reliance transaction more fully described below.

       On September 12, 2000, the Company entered into an agreement in connection with the purchase by Reliance Security Group plc ("Reliance") , whereby Reliance agreed to the purchase of all the common shares owned by the plaintiff outside stockholder and all common shares, preferred shares and options owned by the plaintiff directors which represent approximately 38% of the outstanding common stock of the Company on a fully diluted basis. As a result the plaintiffs agreed to terminate their lawsuit, relinquish their seats on the Board and terminate a shareholder agreement to which they are a party. As an inducement to Reliance to complete the transaction, the Company has agreed to the issuance of a five year warrant to purchase up to 20% of the Company's then outstanding stock on a fully diluted basis (approximately 2.3 million shares) at $1.25 per share. The Company agreed to pay certain transaction related expenses, to reimburse for certain directors' related legal costs and incurred professional fees in connection with the settlement and accordingly has incurred charges of $431,445 during the nine months ended December 31, 2000. The transaction constituted a change of control and thus required shareholder approval. A special shareholder meeting was held on November 13, 2000 and the proposal was approved resulting in the termination of the plaintiff's lawsuit.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Result of Operations

Management's Discussion and Analysis should be read in conjunction with the Company's financial statements and the related notes thereto.

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words "intends", "plans", "efforts", "anticipates", "believes", "expects", or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward looking statements are identified at the end of this
Item 2. The actual results may vary significantly based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from those suggested in the following statements.

Revenue

Revenue increased by $3,514,355 or 22.9% for the quarter ended December 31, 2000, to $18,836,792 from $15,322,437 for the quarter ended December 31, 1999, and has increased by $9,333,639 or 21.2% to $53,276,605 from
$43,942,966 for the nine months ended December 31, 1999. The major components of the increase in the third quarter were: $2,409,020 from additional aviation accounts with the loss of the Tower air contract (following the Chapter 11 Bankruptcy in February 2000) being more than offset by new services with Northwest Air commencing in June 2000 and Alaskan Air in November 2000 and other organic growth; $268,781 from an increase in the number of ATM sites serviced through a network of independent security guard companies; and $943,834 from additional hours worked by the security guard branch network net of accounts terminated as well as rate increases on existing business. For the nine months, revenue from the aviation accounts increased by $5,888,565, the ATM accounts increased by $785,610 and other security guard revenue increased by $3,050,628, net of terminations. Management expects revenue to continue to exceed the current industry growth rate of approximately 7% in the next fiscal quarter.

Gross Profit

Gross profits increased to $3,099,764 (16.46% of sales) for the quarter ended December 31, 2000, from $2,503,814 (16.34% of sales) for the quarter ended December 31, 1999, a rise of $595,950. Recruitment and retention remains a key management issue with the tight labor market having an adverse impact on overtime and recruitment costs generally. However, the adverse impact of start up costs which reduced the margin in the previous quarter was not repeated, hence the slight improvement in the gross margin from the 16.00% achieved in the previous quarter. Management expects underlying margins to remain at about this level for the remainder of this fiscal year despite continuing low levels of unemployment and the competitive nature of the industry. The current slowdown in the economy should, however, reduce the pressure on employment levels and hence on overtime and recruitment costs generally.

For the nine months ended December 31, 2000, gross profit increased by $880,985 to $8,713,464 or 16.36% of revenue compared to $7,832,479 or 17.82%
of revenue for the nine months ended December 31, 1999. The increase in revenue of $9,333,639 had an impact of $1,526,983 on gross profits based on the achieved margin of 16.36%. This increase was offset primarily by increased payroll and subcontract costs due to the tight labor market and a resultant increase in overtime and other costs of servicing the various contracts.

Administrative Service Revenue

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

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Administrative service revenue decreased by $46,170 to $61,225 in the quarter ended December 31, 2000, from $107,395 in the quarter ended December 31, 1999. For the nine months, administrative service revenue decreased by $241,409 to $213,821 for the period ended December 31, 2000 from $455,230 for the period ended December, 1999. The decrease is primarily due to a contract as non-employer of record which terminated in May 2000. This had accounted for approximately 56% of the fee revenue in fiscal year 2000. Management is actively pursuing potential new administrative service clients although the service client originally scheduled to commence service in November, 2000, did not commence due to problems uncovered during due diligence. The Company continues to support one administrative service client and now services three police departments in connection with outsource police support (having started a contract with an additional police department in November 2000), which now represents around 58% of the fee revenue earned in the quarter ended December 31, 2000. Further police department contracts are actively being pursued although none are currently at contract stage.

General and Administrative Expenses

General and administrative expenses increased by $540,867 to $2,605,856 for the quarter ended December 31, 2000, from $2,064,989 for the quarter ended December 31, 1999. The main areas of increase were office and administrative salaries and payroll taxes which rose by approximately $363,000 due to a combination of additional sales people to drive an internal growth program and additional staff to manage the increased level of sales. Other areas of material increase were: telephone charges ($31,000), health insurance costs ($30,000) and one-time bank charges following the move from CIT to LaSalle ($16,000).

For the nine months ended December 31, 2000, general and administrative expenses increased by $1,601,446 to $7,615,564, compared to $6,014,118 for the nine months ended December 31, 1999. The major areas of increase are: administrative salaries and payroll taxes from investment in personnel to deliver and support the sales growth ($810,000), telephone charges ($125,000), ongoing professional fees ($111,000) and increased spending on travel and conferences to improve internal sales growth ($176,000). Management expects discretionary spending on professional fees, conferences, etc to be tightly controlled although administrative and sales salaries could increase further if the internal sales growth starts to gather pace.

Amortization of Intangibles

Amortization of intangibles decreased by $240,788 to $61,311 for the quarter ended December 31, 2000, compared to $302,099 for the quarter ended December 31, 1999. For the nine months ended December 31, 2000, amortization of intangibles decreased by $667,504 to $236,793 compared with $904,297 for the nine months ended December 31, 1999. The reduction is primarily due to intangible assets from the ISS International Service System, Inc. , United Security Group Inc. and McVey Security Inc. acquisitions being fully amortized. These charges are expected to reduce marginally from current levels for the remainder of this fiscal year as other prior acquisitions become fully amortized.

Provision for Doubtful Accounts (Net)

The provisions for doubtful accounts increased by $77,985 to $139,492 for the quarter ended December 31, 2000, compared to $61,507 for the quarter ended December 31, 1999. The main reason for the increase in the provision was due to debt owing from TWA on some of the aviation consortium accounts (around $53,000). This amount may not be recoverable following the announcement of their Chapter 11 filing in January 2001. In addition, a further provision of $35,982 was made against other than guard service related receivables and is management's best estimate of amounts that may not be recoverable. For the nine months ended December 31, 2000, the provision for doubtful accounts increased by $168,099 to $367,341, including $100,982 for charges against other than guard service related receivables, compared to $199,242 for the nine months ended December 31, 1999. The Company periodically evaluates the requirement for providing for credit losses on its accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will increase in future periods nor is it believed by management that this increase is necessarily indicative of a trend.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Interest Income

Interest income decreased by $12,165 to $28,622 for the quarter ended December 31, 2000, from $40,787 in the quarter ended December 31, 1999. For the nine months ended December 31, 2000, interest income decreased by $54,049 to $82,980 compared to $137,029 for the nine months ended December 31, 1999. The decrease in interest income was primarily due to the termination of a non-employer of record administrative service client in May 2000 and interest income for the remainder of the fiscal year is not expected to change significantly from current levels.

Interest Expense

Interest expense rose to $264,724 for the quarter ended December 31, 2000, from $205,067 for the quarter ended December 31, 1999, an increase of $59,657. For the nine months ended December 31, 2000, interest expense rose by $85,753 to $701,800 from $616,047 for the nine months ended December 31, 1999. The prime base rate remained at 9.50% during the whole of the quarter ended December 31 2000 although it subsequently dropped to 8.50% in January 2001. The increased charge primarily arose from significantly higher average borrowing on the revolving loan agreement following the switch from CIT to LaSalle due to the change in location for submitted funds. This caused a delay in being credited with cash receipts on Account Receivables. This problem has now been largely resolved and the revolving loan balance has fallen to more usual levels post the quarter end.

Insurance Rebates

The insurance rebate of $60,799 for the nine months ended December 31, 2000 relates to rebates on previously paid insurance premiums. The $50,000 rebate received in the first quarter of the current fiscal year represented a multi-year commitment longevity discount from a third-party insurance carrier covering workers' compensation, general liability and automobile insurance for earlier years. In addition, a rebate of $10,799 relating to the reimbursement of a maintenance tax surcharge was received in the quarter ended September 30, 2000. The Company does not expect any further material insurance rebates of this kind for the balance of fiscal 2001.

Stockholder Derivative Suit Related Expenses

A charge of $57,699 was made in the quarter ended December 31, 2000 relating to costs associated with the resolution of a shareholder's derivative action against the Company and certain of its directors. This lawsuit was settled in connection with the Reliance transaction. Management believes this to be the final charge necessary to cover all such costs which amounted to $431,445 for the nine months ended December 31, 2000.

Line of Credit Termination Fee

The one-time charge of $125,000 incurred in the quarter ended December 31, 2000 relates to a fee payable to CIT following early termination of the revolving loan and security agreement in November 2000. This cost will be more than offset by ongoing savings which are estimated at approximately $150,000 per annum based on current borrowing levels.

Equipment Dispositions

Loss on equipment dispositions of $10,790 in the quarter ended December 31, 2000, related to the disposal of eight vehicles sold at below book value and compares with a loss of $4,704 for the quarter ended December 31, 1999.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

The Company pays its guard employees and those of its administrative service clients on a weekly basis, while its customers and the customers of administrative service clients pay for the services of such employees generally within 65 days after billing by the Company. In order to fund the Company's payroll and operations, the Company maintains a commercial revolving loan arrangement with LaSalle Business Credit, Inc. (LaSalle).

The LaSalle loan agreement replaces the previous agreement with CIT and provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. LaSalle also provided a term loan in the amount of $3,000,000 to be repaid in equal monthly installments of $100,000 through June 2003. Outstanding balances under the revolving loan and the term loan can be made up of a combination of Prime loans and LIBOR loans although the maximum outstanding LIBOR loans at any one point in time can not exceed three. The revolving loans bear interest at prime on the prime rate loans and at LIBOR plus 2% on the LIBOR loans. The term loan rates are prime and LIBOR plus 2.50%. All loans are collateralized by a pledge of the Company's accounts receivable and other assets.

At December 31, 2000, the Company had borrowed $7,040,633 representing approximately 70% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the loan and security agreement. The Company has excess availability at the end of the period of approximately $3,000,000.

The Company and its Board of Directors were party to a legal proceeding characterized as a derivative action that was resolved in connection with the Reliance transaction through a settlement in November 2000. As reported previously in filings on forms 10K and 10-Q beginning with the quarter ended December 31, 1997, an outside shareholder, Robert Rosan, and four of the Company's directors (Steven B. Sands, Peter T. Kikis, Lloyd H. Saunders, III and Thomas Kikis) commenced a lawsuit in the Supreme Court of the State of New York, New York County on or about December 4, 1997 (Rosan, et al. v. Vassell, et al., Index No. 606166/97) characterized as a derivative action against the Company and the Company's other four directors (William C. Vassell, Gordon Robinett, Peter J. Nekos and Gregory J. Miller). The complaint alleged that one or more of the defendant directors engaged in improper activities including ultra vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud and waste of corporate assets. The Company and defendant directors denied the allegations and stated that they believed the allegations to be completely without merit. On September 12, 2000, the Company entered into an agreement in connection with the purchase by Reliance Security Group plc ("Reliance") , whereby Reliance agreed to the purchase of all the common shares owned by the plaintiff outside stockholder and all common shares, preferred shares and options owned by the plaintiff directors which represent approximately 38% of the outstanding common stock of the Company on a fully diluted basis. As a result the plaintiffs agreed to terminate their lawsuit, relinquish their seats on the Board and terminate a shareholder agreement to which they were a party. As an inducement to Reliance to complete the transaction, the Company agreed to the issuance of a five year warrant to purchase up to 20% of the Company's then outstanding stock on a fully diluted basis (approximately 2.3 million shares) at $1.25 per share. The Company agreed to pay certain transaction-related expenses, to reimburse for certain directors' related legal costs and incurred professional fees in connection with the settlement. Accordingly, the Company has incurred charges of $431,445 during the nine months ended December 31, 2000. The transaction constituted a change of control and thus required shareholder approval. A special shareholder meeting was held on November 13, 2000 and the proposal was approved.

Long term debt (including current maturities) increased by $2,655,000 net of payments of $542,621, to $3,375,279 at December 31, 2000, from $720,279 at
March 31, 2000 primarily due to the $3,000,000 term loan taken out under the new LaSalle financing agreement. The Company did not take on any additional capital lease obligations during the quarter ended December 31, 2000.

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

The Company's operations for the nine months ended December 31, 2000, resulted in an operating profit of $707,587, a decrease of $498,881 compared to a profit of $1,206,468 for the nine months ended December 31, 1999. The reduction is primarily due to the costs of investment in people and infrastructure to maintain and manage the volume growth achieved over the first nine months of fiscal year 2001. As a result of the term loan, working capital increased by $963,450 to $1,713,160 as of December 31, 2000, from $749,710 as of March 31, 2000. The Company experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $1,630,422 as of December 31, 2000, compared to $184,722 at March 31, 2000. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Due to the fact that the Company's stock had been trading below $1.00 since approximately May of this year, the Company received notification from NASDAQ that it was not in compliance with its minimum closing bid requirement. The Company was advised that unless the stock price came into compliance, the Company's stock would be delisted from the NASDAQ Small Cap Market. The Company attended a hearing before a NASDAQ panel on October 6, 2000, and presented a plan to the hearing panel that the Company's management believed would lead to compliance within a reasonable period of time. The Company received notice from NASDAQ at the close of business on October 24th that its plan for compliance would not be accepted and that the Company's stock would be delisted effective October 25, 2000. The Company's stock is now quoted in the OTC Bulletin Board Service. The Company intends to continue to comply with all applicable reporting requirements of the Securities and Exchange Commission.

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

1. The Company's assumptions regarding projected results depend largely upon the Company's ability to retain substantially all of the Company's current clients. Retention is affected by several factors including but not limited to the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, continuity of management and continuity of non-management personnel. There are several major national competitors with resources far greater than those of the Company which therefore have the ability to provide service, cost and compensation incentives to clients and employees that could result in the loss of such clients and/or employees.

2. The Company's ability to realize its projections will be largely dependent upon its ability to maintain margins, which in turn will be determined in large part by management's control over costs. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as litigation expense, fees incurred in connection with extraordinary business transactions, interest expense, inflation, labor unrest, low unemployment, increased payroll and related costs.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

3. Except to the extent disclosed herein, management currently has no reasonable basis of information upon which to conclude that any significant administrative service client or security guard customers will default in payment for the services rendered by the Company. Any such default by a significant client due to bankruptcy or otherwise would have a material adverse impact on the Company's liquidity, results of operations and financial condition.

Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10-Q and 8-K (all as filed with the Securities and Exchange Commission from time to time).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with LaSalle Business Credit, Inc. Based on the Company's interest rate at December 31, 2000 and average outstanding balances during the nine months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $24,250 over the next three months.

PART II. Other Information

Item 1.  Legal Proceedings

         Reference is made to footnote 4 to the condensed financial statements presented herein.

Item 4.  Submission of Matters to a Vote of Security Shareholders

A special meeting of the shareholders was held on November 13, 2000 at which shareholders approved proposals in connection with a transaction between certain shareholders, the Company and Reliance Security Group plc ("Reliance"). The completion of the transaction on November 13, 2000 resulted in a change of control of the Company's management and ownership and lead to termination of the 1997 derivative lawsuit (described in footnote 4 of the condensed financial statements presented herein).

The first proposal sought approval of the issuance to Reliance of a five year warrant to purchase up to 2,298,092 shares representing approximately 20% of the outstanding shares of the Company on a fully diluted basis at $1.25 per share and the issuance of (non-qualified) incentive stock options to William
C. Vassell exercisable at a $1.25 per share for up to 1,217,444 shares representing approximately 10.6% of the outstanding shares of the Company on a fully diluted basis pursuant to a new three year employment agreement. The proposal was approved by a majority of the shareholders with 3,443,009 shares (54.8%) voted for the proposal and 98,191 shares (1.56%) voted against the proposal.

The second proposal sought approval of the Company's 2000 Stock Option Plan covering 500,000 shares for the employees. The proposal was approved by a majority of the shareholders with 3,245,866 shares (51.6%) voted for and 296,834 shares (4.7%) voted against the proposal.

The last proposal sought the approval of at least 75% of the shareholders of an amendment to the Article Tenth of the Company's Certificate of Incorporation to provide that directors may be removed with or without cause by a majority of the shareholders or for cause by a majority of the Board of Directors. This proposal did not receive the 75% approval required, but received in a total of 3,520,046 shares (55.99%) voted for and 22,054 shares (0.35%) voted against the proposal.

Item 6.  Exhibits and Reports on Form 8-K

     (1) Exhibits
         None

     (2) Reports on Form 8-K
         During the quarter the Company filed a form 8-K dated November 15, 2000 reporting certain press releases.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 COMMAND SECURITY CORPORATION

Date: By: ________________
                                  By: /s/ William C. Vassell
                                      -----------------------------------------
                                      William C. Vassell, President & CEO

                                  By: /s/ Graeme R. Halder
                                      -----------------------------------------
                                      Graeme R. Halder, Chief Financial Officer