Form 10-K
period 2001-03-31
COMMAND SECURITY CORP
filed 2001-07-03
CIK 864509

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2001

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ______

                        Commission File Number 0-18684

                         COMMAND SECURITY CORPORATION

            (Exact name of registrant as specified in its charter)

            New York                                    14-1626307
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

 Lexington Park, Lagrangeville, New York                   12540
 (Address of Principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (845) 454-3703

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

         As of June 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (3,786,954), based on the last sales price of $0.73 on that date, was approximately $2,764,476.

         As of June 15, 2001, the registrant had issued and outstanding 6,287,343 shares of common stock.

                         Command Security Corporation

                          ANNUAL REPORT ON FORM 10-K

                   For the Fiscal Year Ended March 31, 2001

                              TABLE OF CONTENTS

                                    PART I

1. Business

2. Properties

3. Legal Proceedings

4. Submission of Matters to a Vote of Security Holders

                                   PART II

5. Market for the Registrant's Common Stock and Related Stockholder Matters

6. Selected Financial Data

7. Management's Discussion and Analysis of Financial Condition and Results of Operations

7A.Quantitative and Qualitative Disclosures about Market Risk

8. Financial Statements and Supplementary Data

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

                                  PART III

10. Directors and Executive Officers of the Registrant

11. Executive Compensation

12. Security Ownership of Certain Beneficial Owners and Management

13. Certain Relationships and Related Transactions

                                   PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                                    PART I

                               ITEM 1. BUSINESS

         Command Security Corporation ("Company") is a corporation formed under the laws of the State of New York on May 9, 1980. It principally provides uniformed security services from its eighteen operating offices in New York, Massachusetts, New Jersey, Illinois, California, Pennsylvania, Connecticut, Florida and Georgia to commercial, financial, industrial, aviation and governmental clients in the United States, Canada and the UK.

         The Company provides its security services to a wide range of industries which the Company has categorized into three groups - guard services, aviation services and support services. The latter includes any revenue from administrative service agreements, back office support to police departments and an investigations division based in the New York region.

          The guard service division includes governmental and quasi-governmental clients such as cities and statewide institutions and industrial and commercial clients such as retail chains and health care institutions. Guard services represented approximately 57% (or $40.3 million) of the Company's revenue for the fiscal year ended March 2001. Security services include providing uniformed guards for access control, theft prevention, surveillance, vehicular and foot patrol and crowd control. In 1998, the Company began developing and implementing a national network of independent security guard companies to service clients with ATM sites throughout the United States. The Company offers these services in 47 states, Canada and the UK through approximately 200 affiliates. This network enables the Company to provide a statewide coverage to current and potential clients.

         Approximately 43% (or $30.9 million of the Company's revenue for the fiscal year ended March 2001) was generated from the aviation services division. This division provides uniformed guard services to airport and airport related clients including boarding security and baggage handling services in accordance with Air Transportation Association and Federal Aviation Administration standards.

         The support services division accounted for 1% (or $0.4 million) of the 2001 revenues and encompasses back office support to police departments, an investigations division based in the New York region and administrative service clients. The latter are where the Company provides a computerized scheduling and information system and programs, as well as accounts receivable financing and insurance resources. Accounts receivable financing is secured by the administrative service company's clients accounts receivable, customer lists, contracts, all other assets and the personal guarantee of the owner(s) of the administrative service company. Neither the sales revenue generated by the administrative service client nor the associated expenses are accounted for within the Company's operations. Financed receivables are included in the Company's accounts receivable figures.

         The Company employs approximately 80 employees indirectly attributable to guard and aviation services including supervisors and dispatchers, another approximately 100 administrative employees, including the executive staff, and approximately 2,920 hourly guards. As of March 31, 2001, the Company did not have any administrative service agreements whereby it was the employer of record for Internal Revenue Service reporting purposes.

         Management believes there is heightened attention to security matters due to the ongoing threat of criminal and terrorist activities. As a result of such attention, management further believes that the urban commercial centers served by the Company, including New York, Los Angeles, Miami and Chicago, provide an opportunity for increased market participation and growth.

Operations

         As a licensed watchguard and patrol agency, the Company's guard services division furnishes guards to its security service customers to protect people or property and to prevent the theft of property. In this regard, the Company principally conducts business by providing guards and other personnel who are, depending on the particular requirements of the customer, uniformed or plain-clothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts such as fire stations, reception areas or video monitors. The Company's guards maintain contact with headquarters or supervisors via car radio or hand-held radios. In addition to the more traditional tasks associated with access control and theft prevention, guards respond to emergency situations and report to appropriate authorities for fires, natural disasters, work accidents and medical crises. The Company also provides private investigation services.

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

         The Company's aviation services division provides a variety of uniformed services for domestic and international air carriers including pre-board passenger screeners, checkpoint security supervisors, wheelchair escorts, skycaps, baggage handlers and uniformed guards for cargo security areas.

         Under the law of negligence, the Company can be liable for acts or omissions of its agents or employees performed or occurring in the course of their employment. The nature of some of the services provided by the Company (e.g. crowd control and armed guard services) potentially exposes it to risks of liability for employee conduct. The Company currently maintains general liability insurance in the amount of $1.0 million per occurrence and umbrella liability insurance in the amount of $50 million per occurrence and $50 million in the aggregate, which it believes is suitable and at a level customary for the industry for a business of its size.

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

         In order to provide a high level of service without incurring large overhead expenses, the Company establishes offices close to its customers and delegates responsibility and decision making to its local managers. The Company emphasizes the role of its managers by assigning to each one responsibility for service and encourages them to get involved with the sales effort alongside the sales personnel. The Company believes that in most situations the combination of both service responsibility and a significant involvement in sales in a single individual results in better supervision and quality control and greater responsiveness to customer concerns.

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

Significant Customers

         No individual client accounted for more than 10% of the Company's gross revenue in 2001, although in 2000, British Air accounted for $6,027,000 or 10% of the Company's gross. During fiscal 1999 there was no individual client accounting for 10% or more of revenue.

Competition

         Competition in the security service business is intense. It is based primarily on price and the quality of service provided, the scope of services performed, name recognition and the extent and quality of security guard supervision, recruiting and training. As the Company has expanded its operations it has had to compete more frequently against larger national companies, such as Pinkerton's, Burns International Security Services, Wells Fargo Guard Services (all now owned by Securitas) and The Wackenhut Corporation, which generally have substantially greater financial resources, personnel and facilities than the Company. These competitors also offer a range of security and investigative services which are at least as extensive as, and directly competitive with, those offered by the Company. In addition, the Company competes with numerous regional and local organizations which offer substantially all of the services provided by the Company. Although management believes that, especially with respect to certain of its markets, the Company enjoys a favorable competitive position because of its emphasis on customer service, supervision and training and is able to compete on the basis of the quality of its service, personal relationships with customers and reputation, there can be no assurance that it will be able to maintain its competitive position in the industry.

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

         The Federal Aviation Administration has recently proposed a rule requiring certification of screening companies including the Company's Aviation Safeguard Division. The proposed rule has two objectives: procedures for certification of screening companies used by airlines and airport authorities as well as other requirements to enhance airport screening such as training and testing requirements. Implementing these changes will increase the Company's expenditures and require a higher technical staffing level. The Company is expected to pass these costs to the air carriers through pricing amendments.

Employees

         The Company employs approximately 80 employees indirectly attributable to guard services including supervisors and dispatchers, another approximately 100 administrative employees including the executive staff, and approximately 2,920 hourly guards. As of March 31, 2001, the Company did not have any administrative service agreements whereby it was the employer of record for Internal Revenue Service reporting purposes.

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

         Approximately 57% of the Company's employees hired for guard service customers do not belong to a labor union. The Company's New York City employees, and its employees at Los Angeles International Airport, who together represent approximately 43% of the Company's employees for guard service customers, work under collective bargaining agreements with the following unions: Allied International Union; and Special & Superior Officers Benevolent Association. Most of the Company's New York City and Chicago competitors also are unionized. The Company has experienced no work stoppages attributable to labor disputes. The Company believes that its relations with its employees are satisfactory. Guards and other personnel supplied by the Company to its customers are employees of the Company, even though they may be stationed regularly at the customer's premises.

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

                              ITEM 2. PROPERTIES

         As of March 31, 2001, the Company owned and used in connection with its business approximately 75 vehicles.

         As of March 31, 2001, the Company did not own any real property. It occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, of approximately 6,600 square feet with a base annual rental of $105,600 under a five-year lease expiring September 30, 2003. The Company also occupies the following offices:


Location                                    When        Square     Base Annual
                                           Opened       Footage       Rent

Los Angeles International Airport
380 World Way, Box N-28
Los Angeles, CA                           8/15/96          647     $17,236

5801 E. Slauson Avenue G-160
Los Angeles, CA                           11/9/94        1,689     $22,295

7841 Balboa Ave.
San Diego, CA                              2/8/00          395      $6,000

8939 S Sepulveda Blvd., Suite 201
Los Angeles, CA                            3/1/00        1,422     $22,188

1470, Barnum Avenue, Suite 304
Bridgeport, CT                            11/1/00        1,500     $17,520

55, Airport Road, Suite 203
Hartford, CT                               7/1/00        2,640     $31,060

2777 Summer Street, Suite 302
Stamford, CT                              3/13/95          915     $21,960

8181 North West 36th St., Unit 21A
Miami, FL                                  6/1/98          300     $12,461

800 Virginia Avenue, Suite 53
Ft. Pierce, FL                             8/1/97          400      $8,181

1040 Bay View Drive, Suite 526
Ft. Lauderdale, FL                         7/1/00          400      $6,996

Miami Int'l. Airport, Concourse A,
  2nd level
Miami, FL                                  7/1/99          189      $9,554

954 South Main Street, Suite 120
Conyers, GA                                5/1/98          900      $9,375

10 West 35th Street, Suite 11F3-4
Chicago, IL                                3/1/99        1,059     $18,681

21 Cummings Park, Suite 224
Woburn, MA                                3/15/99          198      $3,941

The Poughkeepsie Plaza Mall
Poughkeepsie, NY                           9/1/83          920     $12,000

331 Park Avenue South, 10th Floor
New York, NY                              11/1/91        3,400     $60,300

331 Park Avenue South, 11th Floor
New York, NY                               2/1/93        3,400     $60,300

300 Hamilton Avenue, Suite 300
White Plains, NY                          8/15/96        1,538     $28,453

505 Main Street, Suite  2
Williamsville, NY                          5/1/93          680      $5,700

JFK International Airport
175-01 Rockaway Boulevard, Jamaica, NY     4/1/97        1,700     $69,600

1237 Central Avenue, Suite 201
Albany, NY                               10/19/93          400      $4,800

2144 Doubleday Avenue
Ballston Spa, NY                           4/1/93          800     $12,840

52 Oswego Road
Baldwinsville, NY                          6/1/98          120      $1,500

Location                                    When        Square    Base Annual
                                           Opened       Footage       Rent


3366 Parke Avenue, Office 210
Wantagh, NY                                3/1/00        1,000     $12,420

55 Park Avenue, Apartment 1NW
New York, NY                               5/1/98          300      $7,200

2222 Morris Avenue
Union, NJ                                  2/1/98        2,250     $23,100

3 Werner Way, Office 324
Lebanon, NJ                               3/12/01           97     $14,040

1349 W. Cheltenham Avenue, Unit 203
Melrose Park, PA                           2/1/01          600      $7,800

124 Chestnut Street, Suite 5
Philadelphia, PA                         11/25/96          500      $8,460

613 West Hartford Street, 2nd Floor
Milford, PA                                6/1/00        1,200     $14,400


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

         In November 2000, the Company settled a major litigation issue characterized as a stockholder derivative action. On or about December 4, 1997, an outside shareholder and four of the Company's directors (Sands, P. Kikis, Saunders, and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 606166/97) against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself. The claims against the Company's outside corporate and securities counsel were dismissed and the balance of the suit has been settled by the parties pursuant to a stipulation and agreement filed with the Court and approved by the Judge. This settlement involved the purchase of shares by Reliance Security Group plc, from plaintiff directors and affiliates and the resignation from the Board of Directors of the Company of those directors.

         The Company's Certificate of Incorporation and the Business Corporation Law of New York provide for indemnification of officers and directors with respect to damages and legal fees incurred in connection with lawsuits against them arising by reason of serving the Company. Due to the fact that certain members of the board have chosen to participate as plaintiffs in this lawsuit, the Company's insurance carrier has disclaimed coverage with respect to the defense and indemnity of Command based on an exclusion from coverage.

         In May, 1996, a complaint was filed in Queens County Civil Court by three former employees alleging emotional distress, anguish, mental distress and injury to their professional reputation due to retaliatory discharge and related matters. Plaintiffs each seek $2 million for compensatory damages and $2 million in punitive damages in addition to payment of overtime wages of $25,000. The Company's customer, also a defendant and a former employer, has engaged counsel representing all defendants. On November 27, 1998, the Kings County Supreme Court ruled on a motion dismissing three counts concerning contractual allegations but allowed the remaining nine counts to proceed to findings and this case continues in litigation. At this time the Company is unable to estimate the possible loss, if any, that may be incurred as a result of this action. The ultimate outcome may or may not have a material impact on the Company's financial position or results of operations.

         The nature of the Company's business as a supplier of personnel services lends itself to employment related claims on a regular basis. The Company has been named in several employment related claims, including claims of sexual harassment by current and former employees, some of which are currently under investigation by Federal and State agencies, including the New York State Division of Human Rights. At this time the Company is unable to determine the impact on the financial position and results of operations that these claims may have should the investigation conclude that they are valid.

         In August, 1997, a complaint was filed in Los Angeles County Superior Court by six former employees alleging discrimination, wrongful termination, breach of employment contract and intentional infliction of emotional distress. The complaint alleges that plaintiffs have suffered damages in excess of $1 million. After filing the complaint, the plaintiffs, through counsel, agreed to submit the dispute to binding arbitration and a request for dismissal, without prejudice, was filed with the Court. To date, the plaintiffs have failed to proceed with the binding arbitration and the company is of the opinion that the action is terminated.

         In August of 1998, the Company was informed that the US Department of Transportation, the Federal Aviation Authority and the United States Attorneys' Office for the Southern District of Florida were conducting a criminal investigation of certain activities at the Miami office of its Aviation Safeguards Division. The investigation concerned the official certifications of employee background investigations made by the Company's Aviation Safeguards division through its branch manager. Aviation Safeguards of Florida, Inc., the Company subsidiary involved, did not contest the charges and in March 2000 it agreed to pay a fine and restitution and to submit to supervision by the District Court for two years. All payments are completed at this time and the subsidiary has cooperated fully with the Court's supervision.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on March 16, 2001. Three of the Company's Directors were elected to two-year terms at the Annual Meeting of Shareholders. The following sets forth the number of votes cast for or withheld from each of the three directors.

Name                    For         Against          Withheld

Geoffrey Haslehurst  3,388,370       2,650           74,076

Kenneth Allison      3,387,220       3,800           74,076

Graeme Halder        3,378,170      12,650           74,076

     The following Directors continued in their term of office until the Company's next Annual Meeting of Shareholders: Gregory Miller, Peter J Nekos and William C. Vassell

         The only other item of business of the Company's Annual Meeting of Shareholders was to ratify the selection of D'Arcangelo & Co., LLP to serve as the Company's auditors for the fiscal year ending March 31, 2001. The proposal was passed by the following vote: For - 3,422,190, Against - 22,350, Abstain - 20,056.

                                   PART II

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                             STOCKHOLDER MATTERS

         Due to the fact that the Company's stock had been trading below $1.00 since approximately May of 2000, the Company received notification from NASDAQ that its stock would be delisted effective October 25, 2000. The Company's stock is now quoted in the OTC Bulletin Board Service, under the symbol "CMMD." The Company intends to continue to comply with all capital reporting requirements of the Securities and Exchange Commission.

         The following table sets forth, for the calendar periods indicated, the high and low sales price for the Common Stock as reported by the NASDAQ Stock Market, Inc. and the OTC Bulletin Board Service for each full quarterly period within the two most recent fiscal years.

         Period (1)                           Last Sales Price

                                                High    Low

         2000
         First Quarter                          1.437   0.937
         Second Quarter                         1.093   0.687
         Third Quarter                          1.125   0.625
         Fourth Quarter                         1.375   0.718


         2001
         First Quarter                          1.000   0.625
         Second Quarter                         0.815   0.563
         Third Quarter                          0.844   0.500
         Fourth Quarter                         0.906   0.625

(1)  Reflects fiscal years ended March 31 of the year indicated.


         The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

         As of June 15, 2001 there were approximately 170 holders of record of the Company's common stock. Management believes there are approximately 1,000 beneficial holders of the Company's common stock.

         The last sales price of the Company's common stock on June 15, 2001, was $0.73.

         The Company has never paid cash dividends on its common stock. Payment of dividends on common stock, if any, will be within the discretion of the Company's Board of Directors and will depend, among other factors, on approval of its principle lender, earnings, capital requirements and the operating and financial condition of the Company. At present, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance, in part, the development of its business.

                         COMMAND SECURITY CORPORATION

                       ITEM 6. SELECTED FINANCIAL DATA

         The financial data included in this table have been derived from the financial statements as of and for the years ended March 31, 2001, 2000, 1999, 1998, and 1997, which have been audited by independent certified public accountants. The information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with the financial statements and related notes included in the Report.



                                                                                Statement of Operations

                                                                                  Years ended March 31


In $ Thousands                                      2001            2000            1999           1998           1997

Revenue                                              71,320         59,246          57,642        51,797          49,237
Gross Profit                                         11,531         10,003           9,716         7,340           8,444
Administrative service revenue                          274            554             913         1,451           1,471
Operating Profit / (Loss)                               328            315             877       (2,915)           1,268
Net Income / (Loss)                                    (439)          (310)            (15)       (4,013)            450
Income /(Loss) per common share                        (.08)          (.07)           (.02)         (.62)            .05
Weighted average number of common shares
  shares outstanding                              6,287,343      6,535,581       6,658,143     6,689,352       6,955,548

All of the above statistics are in $ thousand except for Income / (Loss) per common share and weighted average number of common shares outstanding which are expressed in $ and number respectively.




                                                              Balance Sheet Data as of  March 31

In $ Thousands                                       2001            2000            1999          1998           1997

Working Capital / (deficiency)                        1,874            750             200        (1,123)           1,413
Total Assets                                         17,991         15,348          16,188        17,697          23,189
Short-term debt <F1>                                  8,489          7,717           7,558         7,994           8,818
Long-term debt <F2>                                   1,801            588             472           531           1,284
Redeemable convertible preferred stock                    0              0               0             0           1,744
Stockholders' equity                                  1,712          2,191           3,119         3,134           5,731


<F1> The Company's short-term debt includes the current maturities of long-term debt, obligations under capital leases and short term borrowings. See Notes 6, 7 and 14 of "Notes to the Financial
     Statements".

<F2> The Company's long-term debt includes the long-term portion of obligations under capital leases.



                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                   For the three years ended March 31, 2001

      Management's discussion and Analysis should be read in conjunction with the Financial Statements and related notes.

      In this discussion, the words"Company", "we", "our" and "us" refer to Command Security Corporation.

OVERVIEW

      Command Security Corporation is a provider of uniformed security services from its eighteen operating offices throughout the United States. Historically, we have grown by acquisition but the current focus is to build our branch network by organic growth. This is to be achieved through a team of business development managers who have been recruited and trained to sell premium quality services at strong margins. We are currently able to provide national coverage through our network of subcontractors that we use to service our national ATM and retail customers.

RESULTS OF OPERATIONS

Earnings

      2001 was a difficult year for us, due to the continuing uncertainty over the stockholder derivative suit that distracted us from the task of managing and developing the ongoing business. Although the suit was successfully settled in November 2000 leaving the new management team to develop the business as it wishes, the nature and length of the dispute had an adverse impact on both the actual results and our ability to improve trends within the business.

      Our results for 2000 were also affected by the one-time charge on the Tower Air bad debt which meant we suffered a loss of $309,710 compared to a loss for 1999 of $15,399.

Revenue

      Revenue for 2001 grew by $12,074,513 to $71,320,440. The major components of this increase were $8,227,000 from additional accounts within the commercial aviation industry, $971,000 increase in revenue from the servicing of ATM sites through our network of independent contractors and $3,086,000 from additional guard service contracts. The latter was a combination of new business and rate reviews on current customers offset by terminated accounts whilst the increase in aviation revenue was due to additional new contracts at existing airports and growth on other contracts.

      Revenue for 2000 increased to $59,245,927, a rise of $1,603,886 compared to $57,642,041 in 1999. The increase was primarily due to additional accounts within the airline industry ($4,830,000), additional revenue from the servicing of new ATM sites ($764,000) and non-recurring revenue from the liquidation of a long haul trucking concern (approximately $790,000). These increases were offset by $5,033,000 of contract cancellations and terminations net of new starts from general commercial accounts especially in New York City, Long Island and California.

Gross Profit

      Gross profit increased by $1,528,244 in 2001 from $10,002,866 to $11,531,110 which was 16.2% of revenue compared to 16.9% in 2000. Gross profit increased by approximately $2,039,000 as a result of the revenue growth mentioned above. However, this increase was offset by an increase in the cost of sales of $510,372. This rise was primarily due to higher payroll costs ($793,983 - mainly in the aviation division following the loss of the high margin Tower Air contract), increased vehicle expenses ($153,479) and higher sub-contractor costs ($366,426). These rises were offset by a reduced insurance expense ($271,991 - the benefit of an improved experience on historical losses both on worker's compensation and general liability), a $310,000 accrual on a disputed administrative service client in 2000 which did not recur in 2001 and uniform charges ($139,964).

    The gross profit in the previous year was up by $286,448 from $9,716,418 to $10,002,866. The increase in gross profit was a result of the $1,603,886 rise in revenue with the conversion of revenue remaining at 16.9% for both years. The gross profit increase of $286,448 was due to a combination of the revenue growth mentioned above which had a $433,748 impact offset by a cost of sales increase of $147,300. The latter was mainly due to the $310,000 accrual mentioned above, an increase in uniform expenses ($161,600) and car depreciation and expense increases ($148,000) due to an increase in the number of vehicles servicing customers and inflationary fuel rises. In addition, there was a rise in worker's compensation estimated losses incurred at client premises of $67,000. All these factors were offset by a $546,500 decrease in labor costs due to termination of lower margin accounts and new and temporary business at improved margins, a $125,000 reduction in general liability self-insurance reserves provision, $62,600 decrease in union benefit costs due to recognition withdrawal by a service union and a $25,600 decrease in payroll related taxes due to favorable unemployment insurance rates and increased use of subcontractors.

      One area of relative uncertainty within the gross margin calculation is insurance which is largely dependent upon the result of past actions. We insure against general liability claims and lawsuits through a general liability insurance policy with a third-party insurance carrier. The policy has a limit of $1,000,000 per occurrence while the Company retains the risk for the first $25,000 for each occurrence ($50,000 prior to October 1, 2000) and an additional limit of $10,000,000 in the aggregate. We have an excess general liability insurance policy covering up to $50,000,000 in the aggregate ($30,000,000 prior to October 1, 1999). The general liability insurance reserve is based upon existing claims, actuarial computations and the timing of reported claims which are all factored to estimate losses incurred but not yet reported to the Company.

      We also have a worker's compensation insurance policy where the premium is based on incurred losses as determined at the end of coverage plus the basic insurance amounts. The worker's compensation basic premium is determined by the insurance carrier and includes its overhead costs and insurance premium. For the 2000 and 1999 years, the charge for estimated losses was based upon industry standard payouts. In 2001, however, we have used our own historical payout profile for which we now have an adequate history. The impact on the charge in the 2001 year was not significantly different than previous years as a result of this change.

Administrative Service Revenue

         The Company provides payroll and billing services and accounts receivable financing through contracts with administrative service clients for a percentage of the revenue or gross profit generated from their business. The Company owns the accounts receivable and, depending on the individual contract, may be the employer of record of the guards who provide the services to the customers of the administrative service client. Whenever contracted as the employer of record, the legal liability for tax withholdings including FICA and unemployment insurance taxes is borne by the Company. Additionally, the Company is responsible for worker's compensation and general liability claims for damages that result from the employees' conduct and/or negligence. The administrative service client manages its internal operations including sales and marketing of its guard contracts. The caption "Administrative Service Revenue" represents the income earned on the Administrative Service Agreements as well as income earned on back-office support to police departments for off-duty police services.

         Administrative Service revenue decreased by $279,919 to $274,277 for 2001, compared to $554,196 the previous year. The decrease was due to the termination by mutual consent of an administrative service agreement in May, 2000 as part of a final settlement regarding disputed Company charges. Revenue had also declined in 2000 from $913,498 in 1999 to $554,196 due to the loss of two service agreements and the conversion of another from an "employer of record" contract to a "non-employer of record" which earns a lower rate.

          Costs associated with the administrative service revenue are primarily clerical and administrative in nature and are not readily segregated from the Company's total general and administrative costs. An experienced industry professional has recently been recruited to develop the administrative service client program. In addition, two further police department contracts were secured during 2001 to provide back office support. This brings the total police departments being supported to three at the end of 2001.

General and Administrative Expenses

       General and administrative expenses rose by $1,897,094 to $10,099,333 in 2001 from $8,202,239 the prior year. This increase was primarily due to higher office and administrative salaries of $1,046,047 which were a consequence of additional personnel to manage the increased volumes and wage increases and costs related to the employment contract of the CFO. Other cost increases were incurred on telephone ($141,901), commission payments on new sales ($49,032), increased costs of health insurance ($68,866) and conferences and related travel expenses which were incurred to promote new business ($168,156). Administrative auto expenses rose by $43,267 primarily as a result of additional vehicles and higher fuel charges and professional fees increased by $104,857. Other general administrative costs, including office supplies, dues and subscriptions, rent and utilities, increased by approximately $275,000 due to the increased level of business in fiscal 2001.

      General and administrative expenses in the previous year had risen by $114,488 from $8,087,751 in 1999 to $8,202,239 in 2000. The major areas of increase were $268,900 in office and administrative salaries due to expansion in Florida and corporate charges after a reduction of $154,000 for a stock compensation settlement related credit. Recruitment advertising rose by $80,600 due to a tightened labor market and increase in new business and there was a $23,000 increase in health insurance costs due to the termination of partially self-insured health insurance program and other costs of approximately $83,000. These increases were offset by a reduction in professional fees of around $371,000 due to legal and compliance-related consulting fees incurred in 1999 in connection with the Miami airport employee background verification matter disclosed in Item 3 "Legal Proceedings."

Amortization of Intangibles

         A charge of $297,440 in 2001 was $879,008 less than 2000 due to intangible assets from earlier acquisitions being fully amortized. These included the acquisition of ISS International Service System, Inc. and McVey Security Inc. The charge for 2000 of $1,176,448 was a reduction of $104,239 from the prior year due mainly to the full amortization of United Security Group and Madison Detective Services, Inc. acquisitions.

Provision for Doubtful Accounts

         The provision for doubtful accounts fell by $445,633 in 2001 due to the Tower Air write off in 2000 of $738,117. The increase in 2001, excluding the Tower Air write-off, was due to a provision against a previous administrative service client of $100,982 and a provision of $140,213 relating to a debt due from a customer in New York that remains outstanding at the year end and for which a law suit has been instigated and approximates to 25% of the total debt due. The provision for doubtful accounts for 2000 had increased by $602,021 over the charge in 1999 of $367,916 because of the Tower Air issue mentioned above.

         We periodically evaluate the requirements for providing for credit losses. A review of the creditworthiness of customers is undertaken as well as prior payment performance, the age of the receivables and our overall historical loss experience.

Bad Debt Recoveries

         There were no bad debt recoveries in 2001. In 2000, bad debt recoveries decreased by $209,467 to $106,578 from $316,045 in 1999. This decrease was principally due to a $250,000 unusual bad debt recovery in 1999 from a former administrative service client in Texas.

Stockholder Derivative Suit Costs

         A consequence of the stockholder derivative suit was additional professional fees and distraction from the management of our business. Not all costs can be readily identified but the charge of $431,445 in 2001 related to specific professional fees and settlement costs that were a direct consequence of the shareholder suit. This suit was settled in November 2000 following the purchase by Reliance Security Group plc ("Reliance") of the plaintiff's shares. Although no charges were identified in 2000, there were costs of $273,527 in 1999 that were directly due to the stockholder derivative suit.

Line of Credit Termination Fee

         A one-time charge of $125,000 was incurred during 2001 relating to a fee payable to CIT Group Business/Credit Inc. following termination of the revolving loan and security agreement in November 2000. No such termination charge occurred in either 2000 or 1999.

Interest Income

         Interest income reduced by $58,160 to $114,373 in 2001 due to the reduced activity on administrative service clients. The income of $172,533 in 2000 had also benefited from collection of interest from a non-employer of record ("NEOR") service client that prior to August 1998 was contracted as an employer of record ("EOR") administrative service client where interest fee structure is excluded from the contract. The reduction in 2001 was also due to the termination of this administrative service client in May 2000.

Interest Expense

         An interest expense of $956,352 in 2001 was $107,492 higher than that incurred in 2000. This was primarily due to higher average rates throughout the year and higher average borrowings on the combination of the revolver and term loans. This was a consequence of the higher revenue levels and the impact in the months following the switch from CIT to LaSalle due to the change in location for submitted funds. The charge of $848,860 in 2000 was $143,358 lower than the 1999 charge of $992,218. This was due to higher average borrowing levels during 1999 offset by slightly lower average interest rates and higher interest charges on capital leases and other borrowings.

Equipment Dispositions

         The $14,429 gain on equipment dispositions represents proceeds from the sale of older equipment and vehicles in excess of book value. This compared with a small gain in 2000 of $912 and a loss of $51,831 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We pay our guard employees and those of our administrative service clients on a weekly basis, while customers generally pay for services within 60 days of billing. In order to fund our payroll and operations, we have a commercial revolving loan arrangement which up until November 2000 was with CIT Group/Business Credit, Inc. ("CIT").

In November 2000, we entered into a three-year agreement with LaSalle Business Credit Inc., ("LaSalle") under a loan and security agreement (the "agreement"). The agreement provides for borrowings up to 85% of eligible accounts receivable to a maximum of $15 million. LaSalle also provided a term loan of $3 million which is to be repaid in equal monthly installments of $100,000 through June 2003. The outstanding balance under the revolver and term loans can be made up of a combination of Prime loans and LIBOR loans although the maximum outstanding LIBOR loans at any one time must not exceed three. The revolving loans bear interest at prime on the prime rate loans and LIBOR plus 2% on the LIBOR loans. The equivalent rates on the term loans are prime and LIBOR plus 2.5%. At the end of the 2001 fiscal year, we had borrowed $6,823,985 representing approximately 81% of our maximum borrowing capacity.

         Long term debt (including current maturities) increased by $2,349,108 primarily due to the new LaSalle term loan which was $2,600,000 at the 2001 year end. Other movements were a reduction in amounts due to CIT and Capital Resource Company of $191,667 and $57,674 respectively which were both repaid in full at the time of the LaSalle funding in November 2000. Debt on vehicles rose slightly from $452,938 in 2000 to $469,386 in 2001.

         Our capital lease obligations reduced by $114,670 from $391,713 in 2000 to $277,043 in 2001. No new capital leases were taken out during the year and the reduction was due to repayments on the amount outstanding as at 2000. Total required principal repayments on long term debt and capital lease obligations for the year to March 2002 are approximately $1,546,000 compared to $524,000 for the prior year. The increase is primarily due to the payments required on the LaSalle term loan.

         The Company and its Board of Directors were party to a legal proceeding characterized as a derivative action that was resolved in connection with the Reliance transaction through a settlement in November 2000. The Company agreed to pay certain transaction-related expenses, to reimburse for certain directors' related legal costs and incurred professional fees in connection with the settlement. Accordingly, the Company incurred charges of $431,445 during 2001.

         Our operations for 2001 resulted in an operating profit of $327,865 compared to $315,016 in 2000. The 2001 result was lower than the operating profit achieved in 1999 of $877,434, primarily due to the costs of the stockholder derivative suit and the CIT termination fee. As a result of the term loan from LaSalle, working capital increased from $749,710 in 2000 to $1,874,303 in 2001. Proceeds from the term loan were also used to finance increased levels of accounts receivable. Accounts receivable have increased due to increased volume as well as additional aviation and ATM related accounts which may have delayed billing pending receipt of additional information from customers and subcontractors. We experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $1,039,698 compared to $184,772 at 2000. Cash balances and book overdrafts can fluctuate materially from day to day depending upon such factors as collections, timing of billing and payroll dates and are covered by advances from the revolving loan as checks are presented for payment.

         Effective July, 2000, we suspended payment of preferred stock dividends until we re-establish sufficient reserves through future earnings. As of March 31, 2001, we owed our preferred stockholders $122,022 and dividends will continue to accumulate at the rate of $40,674 per quarter.

        Due to the fact that our stock had been trading below $1.00 since approximately May of 2000, we received notification from NASDAQ that our stock would be delisted from the NASDAQ Small Cap Market and effective October 25, 2000 our stock is now quoted in the OTC Bulletin Board Service. We intend to continue to comply, however, with all applicable reporting requirements of the Securities and Exchange Commission.

OUTLOOK

         This outlook section contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements."

         The current year represents our first real opportunity for many years to grow and develop our business free from the diversion of the stockholder derivative suit. We now have a major shareholder who is an industry expert and who shares our vision of providing a quality service at the right price. Reliance is now our largest shareholder and brings to the table seasoned industry professionals who have joined our Board, and our new CFO. Having secured the agreement with LaSalle to fund future growth, it is a great opportunity for us to significantly develop our business throughout the United States. In addition, we have some exciting developments within our ATM and retail businesses including expansion of global alliances, most notably with Reliance in the UK. The uncertainty within the security industry following many acquisitions, most notably Burns and Pinkerton by Securitas and Argenbright by Securicor, has left many long term customers of our competitors more willing to consider new vendors.

         Our outlook on revenues is largely dependent upon the success of our new sales teams which we have now taken on in all divisions. These sales teams will assist us to win new contracts in excess of any terminations that may occur. We will be looking to secure additional business within our branch network as well as at additional category X airports and our higher value added services should benefit from increased regulation of the airports currently being proposed by the FAA.

         A review of the true profitability of certain contracts may result in a reduction in revenues in the short term as we look to improve rates at our more marginal contracts. We are also looking at an aggressive rate review program to improve margins to fund increased management input to our contracts. These actions may have the consequence of causing increased terminations in the short run.

         We expect margins to stabilize at around 16% although this will be affected by the health of the economy. The strength of the economy and the levels of unemployment have a major impact on our ability to recruit and retain the right quantity and quality of personnel to service our contracts. This has a consequential impact on overtime and wage rates generally which are often dictated by the customer during the tender process. The margin will also be affected by the mix of our business and on our ability to sell and manage higher value services at improved margins.

         The new sales force in both the guard and aviation service divisions will have a negative impact on short term profitability. This should be offset in the medium term by new business wins. There will be a positive impact on interest from the reduction in prime and LIBOR rates which occurred in the early part of 2001.

FORWARD LOOKING STATEMENTS

         Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10K and in particular this report including those under the heading "Outlook," contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates, Management's beliefs, and assumptions made by Management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. While we believe these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to our industry. Future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publically any forward-looking statements, whether as a result of new information, future events or otherwise.

         As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution shareholders and investors that the following important factors, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements in this report.

Competition

         The Company's assumptions regarding projected results depend largely upon the Company's ability to retain substantially all of the Company's current clients. Retention is affected by several factors including but not limited to, the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, continuity of Management and continuity of non-management personnel. There are several major national competitors with resources far greater than those of the Company which therefore, have the ability to provide service, cost and compensation incentives to clients and employees which could result in a loss of such clients and/or employees. It is uncertain whether these competitors' status after the acquisitions discussed above, will result in a gain or loss of clients and/or employees to the Company.

Cost Management

         The Company's ability to realize its projections will be largely dependent upon its ability to maintain margins, which in turn will be determined in large part by Management's control over costs. To a significant extent, certain costs are not within the control of Management and margins may be adversely affected by such items as litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs.

The Reliance Transaction

         With regard to the Company's relationship with Reliance, the Company's reconstituted Board of Directors and its new personnel, there can be no assurance that they will have a positive impact on the Company's earnings for an extended period, if at all.

Collection of Accounts Receivable

         Management has no reasonable basis to believe that a default in payment of Accounts Receivable by the Company's security guard customers or administrative service clients will occur except as stated in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation - Provision for Doubtful Accounts." However, any such default by a significant client due to bankruptcy or otherwise, would have a material adverse impact on the Company's liquidity, results of operations, and financial condition.

Officers and Directors Potential to Control Matters Requiring
  Stockholder Approval

         Our executive officers, directors and 5% or greater stockholders currently own beneficially 2,500,389 shares or approximately 40% (excluding any shares issuable upon exercise of warrants) and at a future date have the potential through the exercise of warrants and options, to beneficially own approximately 7,763,460 shares or approximately 67% of the outstanding shares of the Company's common stock. These stockholders, acting together may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

         These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general United States and non-United States economic conditions, including interest rate and currency exchange rate fluctuations and other factors. Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10-Q and 8-K and any amendments thereto (all as filed with the Securities and Exchange Commission from time to time).

        ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                                    RISK.

         During the fiscal year ended March 31, 2001, the Company did not hold a portfolio of securities instruments for either trading or for other purposes.

         The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with LaSalle Business Credit, Inc. Based on the Company's interest rate at March 31, 2001, and average outstanding balances during the fiscal year then ended, a 1% change in the prime lending rate and LIBOR rates would impact the Company's financial position and results of operations by approximately $92,000 over the next fiscal year.

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

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's by-laws require that the Board of Directors be divided into two classes. The first class consists of directors Geoffrey P. Haslehurst, Kenneth Allison and Graeme R. Halder. The second class consists of William C. Vassell, Peter J. Nekos, Carl E. Painter and Gregory J.
Miller. The terms of the directors in the first class will expire at the annual meeting of shareholders in 2002 or until their successors have been elected and qualified. The terms of the directors in the second class will expire at the annual meeting of shareholders in 2001 or until their successors are elected and qualified. Each director's term is for two years. A classified board makes it more difficult for shareholders to change the majority of directors. Depending on the number of people in each class it could take two (2) annual meetings to replace a majority of the Board. This provision is applicable to every election of directors after the initial classification.

          The following table provides information concerning each person who was an executive officer or director of the Company as of June 15, 2001.

Name                    Age      Title

William C. Vassell       42      Chairman of the Board,
                                   President and Chief Executive Officer

Gregory J. Miller        41      Director

Peter J. Nekos           73      Director

Geoffrey P. Haslehurst   42      Director

Kenneth Allison          56      Director

Graeme R. Halder         38      Chief Financial Officer and Director

Carl E. Painter          55      Director

Eugene U. McDonald       51      Sr. Vice President Guard Operations

Martin Blake             47      Vice President Aviation Services

William Dunn             48      Corporate Secretary, General Counsel

         William C. Vassell is currently President and Chief Executive Officer and has been Chairman of the Board since 1983. Mr. Vassell had been Chairman of the Board, President and Chief Executive Officer of the Company since 1983, when the Company repurchased the remaining 50% of its then-outstanding common stock (he became a 50% owner of the Company in 1980). In connection with the Company's acquisition of United Security Group Inc. ("United"), Mr. Vassell resigned from the offices of President and Chief Executive Officer on February 24, 1995, and retained his position as Chairman of the Board. He has been a director of the Company since 1980, and has been a member of the Executive Committee since March 1995. He was reappointed as President and Chief Executive Officer on November 13, 2000 in conjunction with the Reliance transaction. Mr. Vassell is active in various industry and trade associations. He twice was Chairman of the Mid-Hudson Chapter of the American Society for Industrial Security (the nationally recognized security association), and he is a Certified Protection Professional within the Society. He is also a director of the Associated Licensed Detectives of New York State and a member of the Committee of National Security Companies.

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

          Peter J. Nekos has been a director of the Company since March 1991. Mr. Nekos is a certified public accountant. From July 1984 to June 1986 he was a partner of Nekos & Kilduff, an accounting firm located in New Rochelle, New York. He operated his own accounting firm in Mamaroneck, New York from July 1986 until September 1996. At present he operates an office in Valhalla, New York.

     Geoffrey P. Haslehurst has been a director of the Company since November 2000. Mr. Haslehurst has been Group Financial Director for Reliance Security Group plc since 1996. Prior to joining Reliance, he was Group Financial Director for Laura Ashley Holdings plc.

     Kenneth Allison has been a director of the Company since November 2000. Mr. Allison has been managing director of Reliance Security Services Limited since 1996 and a member of the Board of Directors of Reliance Security Group plc since 1998. Mr. Allison also serves as Chairman of Reliance Group's Reliance Security Services (Scotland) Limited and Project Security Limited Company. Prior to joining Reliance, Mr. Allison was the managing director of the European food logistics division at Christian Salvesen plc.

         Graeme R. Halder has been a director of the Company and its Chief Financial Officer since January 2001. Mr. Halder is qualified as a Chartered Accountant in the United Kingdom and worked from 1987 to 1988 with Touche Ross at their London office. In 1988, he moved to the Corporate head office of Granada Group plc where he worked for eight years culminating in a position as Finance Director of Granada Hospitality which had $2 billion of revenue and $3 billion in assets. Granada is involved in retail, hotels and catering. His final role at Granada Group plc was to spearhead the integration of the accounting systems of several companies following the $6 billion acquisition of Forte plc in 1996. He moved to Reliance Security Group plc in 1996 as Finance Director of the guard division before moving to the United States to take up his current position as Chief Financial Officer of Command.

         Carl E. Painter has been a director of the Company since April 2001. Mr. Painter was most recently Chairman, President and Chief Executive Officer of BICC Cables Corporation which was a leading manufacturer of electrical cables in the United States and Canada with revenues in excess of $750 million. BICC Cables was a subsidiary of the London based BICC Group. In 1984, Mr. Painter was a co-founder of Cablec Corporation, a company formed to complete the management buy-out of the power cable business of the Phelps Dodge Cable & Wire Company. At the time of the MBO, revenues were $50 million. By 1989, revenues had increased to over $500 million as a result of internal growth and several acquisitions and the company was acquired by the BICC Group. During his time with the company, Mr. Painter held positions in manufacturing, sales, marketing and general management and led a number of acquisitions and the integration process following the acquisitions. He served as a director on the main board of the BICC Group and was a director on the board of Phillips Cables, Ltd., a Canadian subsidiary. He was also a director for the National Electrical Manufacturers Association, the trade association for the U.S. electrical industry. Mr. Painter received a Bachelor of Science degree in electrical engineering from Lehigh University in 1968 and an MBA degree from the Harvard Business School in 1975. He served four years as a Flight Officer in the U.S. Navy.

         Eugene U. McDonald has more than twenty seven years of experience in the security business. He joined the Company in October of 1992 as Vice President of Corporate Services, and in 1995, he took over the position of Senior Vice President-Operations. Mr. McDonald has held senior management positions with Globe Security (1973-1990) and Burns International Security Services (1990-1992). He has extensive direct personal experience with the handling of specialized security personnel for cleared facilities as evidenced by his duties as Group Vice President of Energy Services for Globe Security. He is active in the American Nuclear Society, Institute of Nuclear Materials Management, American Society for Industrial Security and the Connecticut Police Chiefs Association.

         Martin C. Blake, Jr. has over twenty-seven years of experience in aviation security services. Prior to joining the company in 1995, Mr. Blake retired as a Major in the United States Air Force, where he served in a variety of senior management positions. Mr. Blake's last assignment was as the Program Manager for Electronic Security Systems, Electronic Systems Division. In this capacity he managed a $20 million annual program responsible for global marketing, procurement, and deployment of electronic security systems. He was responsible for integrating security systems and programs at international airports in Germany, Turkey, and the United Kingdom. Previously, Mr. Blake was the Director of Security at the Department of Defense's largest classified air flight facility, incorporating over 1,200 square miles of restricted air space. Establishing aviation security programs for major aircraft defense contractors was an integral responsibility of his position. Mr. Blake also served as the Security Program Manager for Air Force space programs, including security for the Space Shuttle and expendable space launch vehicles. He also led the effort to integrate a shared automated entry control system for use at Cape Canaveral, Kennedy Space Center, and the Johnson Space Center.

         William Dunn is the Secretary and General Counsel for Command Security Corporation. He began working with the Company in 1997 and became General Counsel in 1998, and Secretary in 2000. Mr. Dunn's duties include managing litigation, licensing and compliance, contracts, and employment-related issues. Prior to his association with Command, Mr. Dunn was with the New York City Police Department for 22 years managing investigations and legal matters in several areas. He also worked for the United States Department of Agriculture in an investigative and adjudicative position. Mr. Dunn graduated from City University of New York and New York Law School. He has been a member of the New York Bar since 1988. He has also been a member and associate of several Bar and Law enforcement organizations.

           SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Each director and executive officer of the Company who is subject to
Section 16 of the Securities Exchange Act of 1934, and each other person who beneficially owns more than 10% of the Company's common stock, is required by
Section 16(a) of that Act to report to the Securities and Exchange Commission by a specified date his or her ownership of and transactions in the Company's common stock. Copies of such reports on Forms 3, 4, and 5 must also be provided to the Company. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto, and written representations to the Company with respect to the fiscal year ended March 31, 2001, the Company is not aware of any person who, at any time during the fiscal year ended March 31, 2001, was a director, officer or beneficial owner of more than ten percent (10%) of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 2001, except that: (i) Messrs. Blake, Dunn and McDonald were late in filing a Form 3; and (ii) Ms. Miller was late in filing a Form 4.

                       ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth for the fiscal year ended March 31, 2001, all plan and non-plan compensation paid to, earned by, or awarded to William
C. Vassell, President, Chairman of the Board and Chief Executive Officer, Graeme R. Halder, Chief Financial Officer, Eugene U. McDonald, Senior Vice President -- Operations, and Martin C. Blake, Jr., Vice-President - Aviation, Franklyn H. Snitow, Former Acting President and Chief Executive Officer, and Nathan Nelson, Former Chief Financial Officer and Executive Vice President. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for the fiscal year ended March 31, 2001 and, therefore, compensation for such other executive officers is not disclosed.


                          SUMMARY COMPENSATION TABLE
                   FOR THE FISCAL YEAR ENDED MARCH 31, 2001


                                           Annual Compensation                      Long-Term Compensation


                               Fiscal                          Other                    Shares
                                Year                           Annual                  Underlying
Name and Principal             Ended                           Salary                   Warrants
Position                       March 31     Annual Salary   Compensation  Bonus       Granted

William C. Vassell<F1>
President,
Chairman of the Board
and Chief Executive Officer
                               1999         $175,000             <F2>            0           0
                               2000         $153,846             <F2>            0           0
                               2001         $162,500             <F2>            0   1,217,444<F1>

Graeme R. Halder<F3>
Chief Financial Officer
                               2001          $30,000         $179,356<F4>  $13,800      75,000<F5>

Eugene U. McDonald
Senior Vice President -
Operations
                               1999         $112,116             <F2>      $20,000
                               2000         $131,000             <F2>      $11,297
                               2001         $105,000             <F2>      $26,338      50,000<F5>

Martin C. Blake, Jr.
Vice President-
 - Aviation
                               1999         $114,539             <F2>      $62,991           0
                               2000         $116,074             <F2>      $12,900           0
                               2001         $119,678             <F2>      $94,058      50,000<F5>

Franklyn H. Snitow<F6>
Former Acting President and
Chief Executive Officer
                               2000         $      0             <F2>            0           0
                               2001         $      0             <F2>            0           0

Nathan Nelson<F7>
Former Chief Financial Officer
and Executive Vice President
                               2000         $103,384             <F2>            0           0
                               2001         $100,331             <F2>            0           0


<F1> In November, 2000, Mr. Vassell was granted two warrants covering
     1,217,444 shares of the Company's common stock in connection with the Reliance transaction. The first warrant issued to Mr. Vassell in connection with the Reliance transaction covers 204,485 shares at an exercise price of $1.25 per share and became exercisable on November 12, 2000, but it cannot be exercised until after the exercise by Reliance of a warrant issued to it, and then only in the same proportion as to which Reliance has exercised its warrant. This warrant expires on November 12, 2005. The second warrant issued to Mr. Vassell in connection with the Reliance transaction covers 1,012,159 shares at an exercise price of $1.25 per share. It is not exercisable until November 12, 2001, and then only to the extent as follows (i) with respect to one-third of the warrant shares if the Company's earnings satisfy certain "Confidential Performance Targets" (defined below under Item 11 - "Employment Agreements and Warrants and Termination of Employment and Change of Control Agreement - William C. Vassell") for the fiscal year ended March 31, 2002; (ii) with respect to two-thirds of the warrant shares if the Company's earnings satisfy the Confidential Performance Targets for the fiscal year ended March 31, 2003; and (iii) with respect to all of the warrant shares if the Company's earnings satisfy the Confidential Performance Targets for the fiscal year ended March 31, 2004. This warrant expires on November 12, 2005.

<F2> All perquisites and other personal benefits, securities or property do not exceed either $50,000, or 10% of the total annual salary and bonus of the executive officer. All perquisites and other personal benefits, securities or property are properly indicated in the "Other Annual Salary Compensation" column, as they all fit into the categories set forth in Item 402 of Regulation S-K.

<F3> Mr. Halder became Chief Financial Officer of the Company as of
     January 1, 2001. Since becoming Chief Financial Officer in January of 2001, Mr. Halder earned actual compensation in the amount of $30,000. Pursuant to an arrangement with Reliance, Mr. Halder provided certain services (which equaled Mr. Halder's compensation by Reliance) to the Company in 2000. The cost of those services, $56,478, was reimbursed by the Company to Reliance in 2001.

<F4> Pursuant to the Employment Agreement entered into between Mr.
     Halder and the Company as of January 1, 2001, Mr. Halder received perquisites and other personal benefits in excess of either $50,000 or 10% of his total annual salary and bonus. Mr. Halder received $13,856 for reimbursement of moving costs between the UK and the US, $6,740 for health cover, $3,877 for the use of a fully expensed vehicle, $34,279 towards the cost of rental accommodation in the US offset by $5,746 received on the rental of his UK property and $27,363 in private school tuition for his two eldest children. His employment agreement also covers him for the tax consequences of his move to the States including any taxable benefit on the above costs and this is estimated at $42,509.

<F5> Covered by a warrant issued pursuant to the Company's 2000 Stock
     Option Plan at an exercise price of $0.75 per full share. The warrant may become exercisable May 1, 2004, provided certain Confidential Performance Targets, as defined below, are satisfied. See Option Grants in Fiscal Year 2001, below.

<F6> Mr. Snitow resigned as Acting President and Chief Executive Officer in November of 2000. Mr. Snitow was not compensated as an officer of the Company, however, Mr. Snitow's law firm was paid legal fees of $20,743 during the fiscal year ended March 31, 2001. During the fiscal years ended March 31, 2000 and March 31, 1999, Mr. Snitow's law firm received $45,662 and $72,500, respectively.

<F7> Mr. Nelson resigned as Chief Financial Officer and Executive Vice
     President of the Company in November 2000.



Stock Options/Warrants

         The Company granted stock warrants pursuant to its 2000 Stock Option Plan during the fiscal year ended March 31, 2001 to three of the Company's executive officers and two other officers. The warrants granted to Messrs. Halder, McDonald, and Blake are noted in the table above and its annotations. The Company granted two stock warrants in connection with the Reliance Transaction to Mr. Vassell, the Company's Chief Executive Officer, during the fiscal year ended March 31, 2001. The warrants granted to Mr. Vassell are noted in the table above and its annotations. There were no tandem or free-standing stock appreciation rights granted to any person during the fiscal year ended March 31, 2001.


         The following table sets forth information with respect to stock options/warrants granted to the executive officers listed on the Summary
Compensation Table above during the fiscal year ended March 31, 2001.


                                                Option Grants in Fiscal Year 2001

                        Number of
                        Securities      Percent of
                        Underlying     Total Granted   Exercise              Potential Realizable Value
                     Options/Warrants   to Employees   Price Per              at Assumed Annual Rates of
                        Granted<F1>     in Fiscal Year    Share   Expiration  Stock Price Appreciation
                           (#)             Year(%)                  Date         for Option Term <F2>

Name                                                                        5%               l0%

William C. Vassell     204,485<F3>     14.5%           $ 1.25    11/12/05   $  (59,871)      $  (8,612)
                     1,012,965<F4>     71.7%           $ 1.25    11/12/05   $ (296,583)      $ (42,633)

Graeme R. Halder        75,000          5.3%           $ 0.75     1/31/11   $   35,375       $  89,648

Martin C. Blake, Jr.    50,000          3.5%           $ 0.75     1/31/11   $   23,584       $  59,765

Eugene U. McDonald      50,000          3.5%           $ 0.75     1/31/11   $   23,584       $  59,765


<F1>  The number of options/warrants granted to executive officers in the fiscal year ended March 31, 2001 was 1,412,444. 195,000 of those options were granted under the 2000 Stock Option Plan. Those options expire ten years after the date of the grant and vest upon the Company's Board of Directors determination in 2004 that the Confidential Performance Targets (defined below under Item 11 - "Employment Agreements and Warrants and Termination of Employment and Change of Control Agreement - William C. Vassell") have been satisfied or are waived. All of the options fully vest upon a change of control.

<F2>  Potential realizable value is based on the assumption that the
     Company's common stock appreciates at the annual rate shown, compounded annually, from the date of grant until expiration of each warrant or option term. These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by multiplying the number of shares of common stock subject to a given option by the fair market value of the common stock on the date of grant, assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option and subtracting from that result the aggregate option exercise price. Actual realizable value, if any, will be dependent on the future price of the common stock on the actual date of exercise, which may be earlier than the stated expiration date.

<F3>  This warrant issued to Mr. Vassell in connection with the Reliance transaction covers 204,485 shares at an exercise price of $1.25 per share and became exercisable on November 13, 2000. It cannot be exercised until after the exercise by Reliance of a warrant issued to it, and then only in the same proportion as to which Reliance has exercised its warrant. This warrant expires on November 12, 2005.

<F4>  This warrant issued to Mr. Vassell in connection with the Reliance transaction covers 1,012,159 shares at an exercise price of $1.25 per share, not exercisable until November 12, 2001, and then only to the extent as follows (i) with respect to one-third of the warrant shares if the Company's earnings satisfy certain Confidential Performance Targets, as defined above, for the fiscal year ended March 31, 2002; (ii) with respect to two-thirds of the warrant shares if the Company's earnings satisfy the Confidential Performance Targets for the fiscal year ended March 31, 2003; and
     (iii) with respect to all of the warrant shares if the Company's earnings satisfy the Confidential Performance Targets for the fiscal year ended March 31, 2004. This warrant expires on November 12, 2005.



Employment Agreements and Warrants and Termination of Employment and
  Change of  Control Agreement

William C. Vassell

        The Company entered into an Employment Agreement with Mr. Vassell dated as of September 12, 2000. The Agreement went into effect when the Reliance transaction was consummated on November 13, 2000. The Agreement provides that Mr. Vassell be employed as the Company's Chairman of the Board of Directors, Chief Executive Officer and President. The contract will end on the earlier of the third anniversary of the effective date or the date on which Mr. Vassell's employment is terminated under the Agreement. Unless either party gives ninety (90) days notice to the other party prior to an anniversary of the effective date, the Agreement shall be automatically extended for one year on such anniversary date. Mr. Vassell's base salary shall be $175,000 per annum for the first employment period, $225,000 for the second employment period and $250,000 thereafter.

         Mr. Vassell shall be eligible to receive incentive compensation commencing with the fiscal year ended March 31, 2001. He shall receive incentive compensation equal to 20% of his base salary if the Company's earnings before taxes for that year equal or exceed certain Confidential Performance Targets. Said Confidential Performance Targets are set forth in a confidential letter agreement between Mr. Vassell and the Company, dated September 12, 2000. Said Letter Agreement references the Company's confidential Business Plan dated March 13, 2000 and approved by the Company's Board of Directors in November, 2000 following the Reliance Transaction. For each percentage increase in earnings before taxes above the stated targets, the incentive compensation will be increased by three percentage points of the base salary up to a maximum incentive compensation equal to 50% of base salary. Mr. Vassell also received two warrants which are described in "Security Ownership of Certain Beneficial Owners and Management" and in the annotations to the table above. Mr. Vassell's employment may be terminated by the Board with or without cause or by Mr. Vassell in the event of a material breach by the Company or Reliance of the Shareholders' Agreement dated September 12, 2000, a material diminution in his duties and/or authority under the Employment Agreement, or a relocation of the Company's headquarters more than fifty (50) miles away from its his current location. Any such diminution, relocation or other uncured breach is referred to as constructive discharge. Mr. Vassell may also terminate his employment upon one hundred eighty (180) days notice or under certain circumstances following a change in control.

         In the event Mr. Vassell is terminated for cause or he terminates other than for constructive discharge or following a change of control, death or disability, the Company shall have no further obligation except to pay those accrued obligations arising prior to the date of termination. In the event the Company terminates Mr. Vassell without cause or Mr. Vassell terminates as a result of constructive discharge, the Company will have no obligation to Mr. Vassell other than to pay all accrued obligations such as salary and benefits, the payment of the balance of his base salary for the year of termination, plus incentive compensation under certain circumstances.

         The Employment Agreement provides that Mr. Vassell shall be subject to a Confidentiality Agreement with respect to any confidential or proprietary information, knowledge or data relating to the Company. In addition, for one (1) year following termination of his employment for any reason, Mr. Vassell shall not solicit for employment or employ any person who is a senior executive or branch manager of the Company, solicit any customer of the Company or provide to any customer of the Company services of the type offered by the Company as of the date of such termination except under certain circumstances.

         The Employment Agreement goes on to provide Mr. Vassell with extensive indemnification with respect to any action taken or omission occurring after the effective date of the contract. Such indemnification provisions provide for advancement of expenses and costs.

         Pursuant to the Employment Agreement which expired in July 2000, Mr. Vassell served as Chairman of the Board of the Company and received an annual salary of $175,000 in fiscal years ended March 31, 1999 and March 31, 2000. The Board determined that as of April 1, 1999, Mr. Vassell's salary would be $150,000 annually. Mr. Vassell was also entitled to an annual bonus equal to 5% of the Company's pre-tax profit for each fiscal year exclusive of (a) capital gains and losses; (b) the annual bonus; and (c) federal state and local income and franchise taxes for that year ("Pre-Tax Operating Profit") from $.5 million to $1.0 million, and 2% of all Pre-Tax Operating Profit in excess of $1.0 million. Mr. Vassell was provided with the use of a Company-owned automobile and reimbursement for automobile insurance and operating expenses.

         In September of 1992, the Company entered into a Compensation Continuation Agreement with Mr. Vassell. This Agreement provides that, if, within specified periods of a change of control of the Company (as defined in the Agreement) Mr. Vassell's employment is terminated by the Company without cause (as defined in said Agreement), or if Mr. Vassell terminates his employment for good reason (as defined in the Agreement), Mr. Vassell will be paid 2.99 times the greater of his annual compensation as in effect on the date of the Agreement or the highest annual compensation for any of the three
(3) years preceding the termination. All awards previously granted under any performance incentive plan, the actual payment of which may be deferred, will be vested as a result of the change of control and all options and warrants held by Mr. Vassell will become immediately exercisable. Currently, the aggregate amount payable to Mr. Vassell upon his termination in the event of a change in control would be 2.99 times his total compensation of approximately $175,000 for the fiscal year ended March 31, 2001, or approximately $525,000.

Graeme R. Halder

         The Company entered into an Employment Agreement with Mr. Graeme R. Halder as of January 1, 2001. The Agreement provides that Mr. Halder will be employed as the Company's Chief Financial Officer and report to Mr. Vassell. The contract contemplates a three (3) year term but may be terminated by either party prior thereto. Mr. Halder's base salary is $138,000 and he will be eligible to receive up to an additional fifty percent (50%) of his base salary based on performance. The contract indicates that Mr. Halder will be considered for a 75,000 share option and, accordingly, in February, 2001, he was issued an option covering 75,000 shares pursuant to the Company's Incentive Stock Option Plan. The perquisites offered to Mr. Halder include a Tax Equalization Agreement, an automobile, a $13,800 disturbance allowance per annum, the reasonable costs of private education for his two eldest children, a $6,000 per annum air travel allowance and reimbursement of moving costs between the United States and the United Kingdom.

Franklyn H. Snitow

         The Company had an agreement pursuant to an engagement letter and an Indemnification Agreement with Mr. Snitow, the Company's former Acting President and Chief Executive Officer. In accordance with the engagement letter, Mr. Snitow was compensated at the rate of $300.00 per hour, plus reimbursable expenses, based on his hourly billing to the Company. The Indemnification Agreement between the Company and Mr. Snitow provided for the maximum indemnification permitted under New York law, and the Company's Certificate of Incorporation and By-Laws. The inclusion of the foregoing information is intended to comply with Section 725(d) of the New York Business Corporation Law.

Martin C. Blake, Jr.

         The Company has executed an Employment Agreement with Mr. Blake dated as of March 20, 2000. The Agreement went into effect on April 1, 2000 and supercedes a prior Employment Agreement dated January 1, 1998. The Agreement provides that Mr. Blake be employed as the Company's Vice President and General Manager of the Company's Aviation Safeguards Division (AVSA). The contract will end on the earlier of the third anniversary of the date of the Agreement or the date on which Mr. Blake's employment is terminated under the Agreement. Mr. Blake's base salary is $120,000 per annum. He is also eligible to receive a performance related bonus. The perquisites offered to Mr. Blake include an automobile and reimbursement for all out-of-pocket business expenses.

         In the event Mr. Blake is terminated for cause, the Company shall have no further obligation except to pay those accrued obligations arising prior to the date of termination. In the event the Company terminates Mr. Blake's employment without cause or Mr. Blake terminates his employment, the Company is obligated to provide six (6) months of health insurance and pay a lump sum severance amount of $70,000 for termination in the first year, $75,000 for termination in the second year, or $80,000 for termination in the third year of the Agreement.

         The Agreement further provides that Mr. Blake will execute the Company's standard form of Confidentiality and Non-Compete Agreement pursuant to which, for one year following termination of his employment for any reason, he will not engage in any employment or business in competition with the Company. For one additional year he will not solicit any AVSA clients or potential clients or hire or influence Company employees to leave the Company.

Other Agreements

         Other than pursuant to the Employment Agreement and the Compensation Continuation Agreement for Mr. Vassell, the employment agreements with Messrs. Halder and Blake, there is no compensation plan or arrangement for the benefit of any person named in the Summary Compensation Table that would result from the resignation, retirement or other termination of such person's employment.

         Other than the compensation described above, there are no long-term incentive plans for the persons named in the Summary Compensation Table. In November 1999, the Company adopted a qualified Retirement Plan which became effective beginning calendar year 1999, and provided for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The Plan does not allow for employer matching of elective deferrals. For the period ended March 31, 2001, no discretionary amounts have been accrued or paid.

Board of Directors' Compensation

    No executive officer receives any additional compensation for serving as a director, except in the case of Former Director Franklyn H. Snitow who was compensated at the rate of $300 per hour in accordance with an engagement letter between Mr. Snitow and the Company. Directors who are not employees of the Company, and excluding Mr. Snitow, received a meeting fee of $1,000 for each meeting attended, and all directors were reimbursed for expenses incurred in attending Board meetings. Directors Gregory J. Miller and Peter
J. Nekos receive $1,000 per month in connection with services they provide to the Company in their capacity as members of the audit committee. Mr. Nekos also received $4,375 in connection with services he provided to the Company as Interim Chief Financial Officer prior to the engagement of Mr. Halder. With the exception of former Director Peter T. Kikis, no other directors who are not also executive officers received any plan or non-plan compensation from the Company during the last three fiscal years.

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

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the number and percentage of common stock (being the Company's only voting securities) beneficially owned by (i) each person who owns of record (or is known by the Company to own beneficially) 5% or more of the Company's common stock or as to which he has the right to acquire within sixty (60) days of June 15, 2001, (ii) each director and executive officer and (iii) all of said beneficial owners, officers and directors as a group, as of June 15, 2001. Except as indicated below, the address for each director and executive officer is the Company's principal office at Lexington Park, Route 55, Lagrangeville, New York 12540.

         Other than as set forth in the following table, the Company is not aware of any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who owns more than 5% of the common stock of the Company.



                                   Amount and Nature
                                     Of Beneficial
Name                                  Ownership<F1>                Percent of Class<F2>

William C. Vassell                 2,283,744<F3>                   30.43%<F2>

Peter J. Nekos                        12,500<F4>                   <F13>

Gregory J. Miller                     10,000<F5>                   <F13>

Geoffrey P. Haslehurst                23,500<F6>                   <F13>

Kenneth Allison                       23,500<F6>                   <F13>

Carl E. Painter                            0                       <F13>

Graeme R. Halder                      75,000<F7>                    1.18%

Martin C. Blake, Jr.                  50,000<F8>                   <F13>

Eugene U. McDonald                    51,250<F9>                   <F13>

William Dunn                          21,000<F10>                  <F13>

Reliance Security Group plc        5,212,966<F11>                  69.32%<F2>
Boundary House
Cricketfield Road
Uxbridge, Middlesex UB81QG

Norman H. Pessin                     354,500<F12>                   5.6%<F2>
605 Third Avenue
19th Floor
New York, NY 10158

All Officers and                   2,550,494<F2> <F3> <F4>         33.04%<F2>
Directors as a Group                        <F5> <F6> <F7>
(10 Persons)                                <F8> <F9> <F10>
                                            <F11> <F12>


<F1> The Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set forth opposite their names except as indicated.

<F2> Percent of class for each shareholder is calculated as if all shares underlying Preferred Stock, options and warrants included in the table for such shareholder are outstanding. The number of outstanding shares of common stock is 6,287,343. The percent of class for all executive officers and directors as a group is calculated as if all shares underlying Preferred Stock, options and warrants held by any shareholders included in the group are outstanding. The denominator for the group calculation is 7,719,787.

<F3> The shares included under the beneficial ownership of Mr. Vassell include 204,485 shares at an exercise price of $1.25 per share, covered by a warrant not exercisable until November 12, 2001, and then only to the extent of the exercise by Reliance of a warrant issued to it. Also included are 1,012,959 shares at an exercise price of $1.25 per share, covered by a warrant not exercisable until November 12, 2001 under which one-third of the shares become exercisable if the Company's earnings satisfy certain Confidential Performance Targets (defined above in Item 11 - "Employment Agreements and Warrants and Termination of Employment and Change of Control Agreement - William C. Vassell") for the year ending March 31, 2002,. This Warrant becomes exercisable with respect to the two-thirds of the shares covered by it if the Company's earnings satisfy the Confidential Performance Targets for the year ended March 31, 2003. All of the shares covered by the warrant become exercisable if the Company's earnings satisfy the Confidential Performance Targets for the year ended March 31, 2004. Also included are 250,000 shares held in escrow pursuant to an Escrow Agreement between Mr. Vassell and Reliance dated November 12, 2000. Mr. Vassell shares voting and dispository power over 16,300 shares with his wife.

<F4> Includes 10,000 shares underlying a warrant currently exercisable.

<F5> Includes 10,000 shares underlying a warrant currently exercisable.

<F6> Messrs. Haslehurst and Allison are currently officers of Reliance
     Security Group plc and hold the shares and warrants of Reliance in an indirect capacity.

<F7> Includes 75,000 shares covered by a warrant issued pursuant to the
     Company's 2000 Stock Option Plan and not exercisable until May 1, 2004.

<F8> Includes 50,000 shares covered by a warrant issued pursuant to the
     Company's 2000 Stock Option Plan and not exercisable until May 1, 2004.

<F9> Includes 50,000 shares covered by a warrant issued pursuant to the
     Company's 2000 Stock Option Plan and not exercisable until May 1, 2004.

<F10>Includes 20,000 shares covered by a warrant issued pursuant to the
     Company's 2000 Stock Option Plan and not exercisable until May 1, 2004.

<F11>The shares included under the beneficial ownership for Reliance include
     1,382,339 shares of common stock and 12,325.35 shares of preferred stock convertible into 1,232,535 shares of Common Stock. Also included are two currently exercisable warrants, one for 150,000 shares at an exercise price of $1.03125 per full share and the second for 150,000 shares at an exercise price of $1.875 per full share; and a warrant covering 2,298,092 shares, at an exercise price of $1.25 per share, underlying a warrant not exercisable until November 12, 2001. This last warrant provides that in case the Vassell warrants shall vest and become exercisable in accordance with their terms at any time after the date the warrants were first issued, then the number of warrant shares issuable upon exercise of the warrant shall be proportionally adjusted so that Reliance after such vesting shall be entitled to receive such number of warrant shares equal to twenty percent (20%) of the outstanding common stock taking into account the exercise of all stock options, warrants and rights to acquire shares of common stock outstanding on the date hereof, conversion of all shares of the Company's preferred stock outstanding on the date hereof, and exercise of the warrant and that portion of the Vassell warrants vested on such date.

<F12>The shares included under the beneficial ownership for Norman H. Pessin include 294,500 personally owned by Mr. Pessin and 60,000 shares beneficially held by a SEP IRA Account for the benefit of Mr. Pessin. This information is based upon a filing with the Securities and Exchange Commission on Form 13D dated October 26, 2000.

<F13>Less than 1 percent of class.



           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Reliance Transaction

         On or about December 4, 1997, an outside shareholder and four of the Company's former directors (Sands, P. Kikis, Saunders and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 606166/97) against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. The claims against the Company's outside corporate and securities counsel were dismissed and the entire case was settled in November, 2000. The complaint alleged that one or more of the defendant-directors engaged in improper activities, including ultra-vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud and waste of corporate assets.

         In order to settle the litigation, the Company and the plaintiffs entered into a Stock Purchase Agreement on September 12, 2000 with Reliance Security Group plc ("Reliance"), whereby Reliance agreed to the purchase of all the common shares owned by the plaintiffs. All of the common shares, preferred shares and options owned by the plaintiff directors represented approximately 38% of the outstanding common stock of the Company on a fully diluted basis. The plaintiffs agreed to terminate their lawsuit, relinquish their seats on the Board and terminate a shareholder agreement to which they were a party. As an inducement to Reliance to complete the transaction, the Company agreed to issue Reliance a five year warrant to purchase up to 20% of the Company's then outstanding stock on a fully diluted basis (approximately
2.3 million shares) at $1.25 per share. The Company also agreed to pay certain transaction related expenses, to reimburse for certain directors' related legal costs and incurred professional fees in connection with the settlement and accordingly has incurred charges of $431,445 during the year ended March 31, 2001. The transaction constituted a change of control and thus required shareholder approval. A special shareholder meeting was held on November 13, 2000 and the transaction was approved.

The Stock Purchase Agreement

         The Stock Purchase Agreement provided for Reliance to purchase from the sellers all of their interests in the Company. This amounted to 1,382,339 shares of common stock, 12,325.82 shares of Series A Preferred Stock which are convertible into 1,232,582 shares of common stock and warrants covering 300,000 shares of common stock. The purchase price was $2.20 per share of common stock and common stock equivalent. The purchase price for the warrants will be $2.20 per share of common stock issuable upon exercise of each warrant, less the exercise price. The aggregate purchase price for these securities was approximately $6 million.

         The Stock Purchase Agreement also contained several conditions to closing including but not limited to the issuance of the Reliance Warrant described above, the issuance of the Vassell Warrants covering a total of 1,217,444 shares or approximately 10.6% of the Company's outstanding common stock on a fully diluted basis, the termination of the 1995 Shareholder Agreement, and the Company's Board of Directors having been reconstituted based on the resignations of Messrs. Snitow, Robinett, Thomas Kikis, Peter Kikis, Saunders and Sands, and the Board having been reduced to seven (7) members consisting of Messrs. Vassell, Miller, Nekos, Haslehurst, Halder, Allison and a director to be mutually agreed upon by Mr. Vassell and Reliance (Mr. Painter).

The Reliance Warrant

         The Company issued Reliance a warrant in conjunction with the Reliance transaction covering 2,298,092 shares or 20% of the Company's outstanding common stock on a fully diluted basis taking into account the exercise of all stock options, warrants and rights to acquire shares of common stock outstanding on the date of the warrant, conversion of all shares of preferred stock outstanding on the date of the warrant, and the exercise of the warrant itself. The warrant exercise price is $1.25 per share. Due to the closing bid price for the Company's stock of $.81 as of October 11, 2000, the Warrant had nominal value at the time of issuance. The warrant expires in five years and may not be exercised for one year from the date of its issuance. The warrant is subject to the usual and customary anti-dilution provisions. Any shares issued pursuant to exercise of the warrant are covered by a Registration Rights Agreement which provides for a piggyback registration during the five year period following consummation of the Reliance transaction and one demand registration statement during the same time period.

The Vassell Warrants

         In accordance with the Employment Agreement offered to William C. Vassell in conjunction with the Reliance transaction, Mr. Vassell received, among other things, two nonqualified incentive stock options which are referenced herein as the Vassell Warrants. The first warrant covers 204,485 shares or 2% of the outstanding common stock of the Company on a fully diluted basis taking into account the exercise of all stock options, warrants and rights to acquire shares of common stock outstanding on the date of the warrant, conversion of all shares of preferred stock on the date of the warrant and exercise of the warrant. This calculation specifically excludes the second warrant issued to Mr. Vassell, described below. The warrant exercise price is $1.25 per share. Due to closing bid price for the Company's stock of $.81 as of October 11, 2000, the Warrant had nominal value at the time of issuance. The warrant expires in five years and may not be exercised for one year from the date of its issuance. The warrant is subject to the usual and customary anti-dilution provisions and may not be exercised until after the exercise by Reliance of the Reliance warrant and only to the extent of the exercise of the Reliance warrant.

         A second warrant issued to Mr. Vassell in accordance with his Employment Agreement covers 1,012,959 shares which is such number of shares of common stock which, when taken together with all shares of common stock and options, warrants and rights to acquire shares of common stock held by Mr. Vassell on the date of the warrant, is equal to approximately 20% of the outstanding common stock on a fully diluted basis taking into account the exercise of all stock options, warrants and rights to acquire shares of common stock outstanding on the date of the warrant, conversion of all shares of preferred stock outstanding on the date of the warrant and exercise of the warrant. The terms of this warrant are the same as the warrant referenced above except that the number of shares covered by it are subject to the Company's performance. Due to the closing bid price for the Company's stock of $.81 as of October 11, 2000, the Warrant had nominal cash value at the time of issuance. One-third of the shares covered by the warrant become exercisable if the Company's earnings satisfy certain Confidential Performance Targets (defined above in Item 11 - "Employment Agreements and Warrants and Termination of Employment and Change of Control Agreement - William C. Vassell") for the year ended March 31, 2002. The warrant becomes exercisable with respect to two-thirds of the shares covered by the warrant if the Company's earnings satisfy the Confidential Performance Targets for the year ended March 31, 2003 exceed projected earnings before taxes for that year. All of the shares covered by the warrant become exercisable if the Company's earnings satisfy the Confidential Performance Targets for the year ended March 31, 2004. This warrant is also subject to the usual and customary anti-dilution provisions.

The Shareholders' Agreement

         The Company, William C. Vassell and Reliance entered into a Shareholder's Agreement dated September 12, 2000, as part of the Reliance transaction. Pursuant to the terms of the Agreement, Mr. Vassell and Reliance agreed to vote all of their shares of common stock in accordance with the provisions contained therein. These provisions include: the establishment of a Board composed of seven directors; and an agreement that Mr. Vassell and Reliance each shall designate three individuals to be nominated to serve as directors of the Company and that the Company shall have at least one independent director jointly selected by Mr. Vassell and Reliance.

     The initial designees of Mr. Vassell to the Board were William C. Vassell, Gregory J. Miller and Peter J. Nekos. The initial designees of Reliance to the Board were Geoffery P. Haslehurst, Kenneth Allison and Graeme
R. Halder. The initial independent director is Mr. Carl Painter. Any vacancy in the Board of Directors will be filled by the party which under the provisions of the Shareholders' Agreement, is entitled to designate such director.

         The Agreement provides for the establishment of the Confidential Performance Targets in accordance with Mr. Vassell's employment agreement. Upon a deviation from the Confidential Performance Targets for such fiscal year by more than 20%, Reliance may ask for a vote of the Board to terminate Mr. Vassell's employment. If such vote is obtained, Mr. Vassell shall resign as Chairman of the Board, President and Chief Executive Officer of the Company and cause his Board designees to resign from their positions. Notwithstanding these terms, in no event will Mr. Vassell be required to resign prior to the first anniversary of the effective date of his Employment Agreement.

         If Mr. Vassell resigns under such circumstances, the parties will be released from any obligation to vote their shares to elect as members of the Board those individuals designated under the Agreement. Furthermore, the parties have agreed that Mr. Vassell may, for a period of ninety (90) days after the date of his resignation or termination of employment under certain circumstances offer to sell to Reliance all of his shares and any of his warrants or options to purchase any shares of the common stock of the Company at a purchase price determined by Mr. Vassell. Reliance shall then have forty-five (45) days from receipt of such notice to accept the terms of Mr. Vassell's offer to sell. If the offer is rejected or lapses, Mr. Vassell shall have the right to purchase from Reliance all of its shares and the Reliance warrant at the price specified in Mr. Vassell's offer.

         The Shareholders' Agreement further subjects the holdings of the parties to a right of first refusal with respect to future sales of their shares. The Company provides certain representations and warranties to Reliance which are standard for a transaction of this nature.

         The Company agreed on November 13, 2000 to pay former director Peter
T. Kikis up to $135,000 for services rendered in connection with the Reliance transaction and his evaluation and negotiations with respect to unsuccessful transactions prior to the Reliance transaction.

         As a further inducement to Reliance to proceed with the Reliance transaction, Mr. Vassell agreed to the establishment of an escrow fund with respect to 250,000 shares of his common stock. Provided the Company's earnings before interest, taxes, depreciation and amortization for the twelve month period ending September 30, 2001 meet or exceed a certain Confidential Performance Target, the escrowed shares will be released to Mr. Vassell. In the event the Confidential Performance Target is not met, the escrow agent will be directed to release the escrowed shares to Reliance. Voting control with respect to the shares covered by the Escrow Agreement remain with Mr. Vassell unless the shares are delivered to Reliance in accordance with the agreement.

                                   PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                      SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) Financial statements filed as part of this report:

                                                       Page No.

         Independent auditor's report                    F-1

         Balance Sheets - March 31, 2001 and 2000        F-2

         Statements of Operations - years ended          F-3
         March 31, 2001, 2000, and 1999

         Statements of changes in stockholders' equity   F-4
         years ended March 31, 2001, 2000, and 1999

         Statements of cash flows - years ended          F-5 - F-7
         March 31, 2001, 2000, and 1999

         Notes to Financial Statements                   F-8 - F-20

    (2) Financial statement schedule filed
        as part of this report:

         Valuation and qualifying accounts - years
         ended March 31, 2001, 2000, 1999                F-21


         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3.1      Amended & Restated Articles       Incorporated by reference to
         3.3 of the form 10-K for the      Exhibit of Incorporation
         fiscal year ending March
         31, 1993 (the "1993 10-K")

3.2      By-Laws                           Incorporated by reference to Exhibit
                                           3.3 of the Form 10-K for the fiscal
                                           year ended March 31, 1991 (the "1991
                                           10-K")

3.3      Amendments to By-Laws             Incorporated by reference to Exhibit
                                           3.3 of the Form 10-K/A for the fiscal
                                           year ended March 31, 1994
                                           (the "1994 10-K/A")

3.4      Certificate of Amendment of       Incorporated by reference to Exhibit
         Certificate of Incorporation      3.4 of the Eighth Amendment to the
                                           Registration Statement filed on Form
                                           S-1, File No. 33-75336 (the "S-1").

4.1    Specimen Stock Certificate          Incorporated by reference to Exhibit
                                           4.A to amendment #1 to Registrant's
                                           Registration Statement on Form S-18,
                                           file number 33, 35007-NY (the "S-18")

4.2    Reclassified as Exhibit
       10.37

4.3    Reclassified as Exhibit
       10.38

4.4    Reclassified as Exhibit
       10.39

4.5    Reclassified as Exhibit
       10.40

4.6    Warrant (50,000) to the CIT         Incorporated by reference to Exhibit
       Group/Credit Finance                4.2 of the Form 8-K filed on
                                           March 13, 1996

4.7    Specimen Series A Preferred         Incorporated by reference to Exhibit
       Certificate                         Stock 4.2 of the Third Amendment
                                           to the S-1.

10.1   Form of Amendment to Employment     Incorporated by reference to Exhibit
       Agreement for William C.            10.1 of the 10-K for the fiscal year
       Vassell dated April 8, 1991         ended March 31, 1992 (the "1992
                                           10-K")


10.2   Amended and Restated                Incorporated by reference to Exhibit
       Employment Agreement for William C. 10.3 of the 1992 10-K
       Vassell dated June 18, 1991

10.3   Amendment #1 to Amended &           Incorporated by reference to Exhibit
       Restated Employment                 10.5 to the 1993 10-K
       Agreement for William C.Vassell
       dated September 25, 1992

10.4   Form of Amendment to                Incorporated by reference to Exhibit
       Employment Agreement for Gordon     10.2 of the 1992 10-K
       Robinett dated April 8, 1991

10.5   Amended and Restated                Incorporated by reference to Exhibit
       Employment Agreement for            10.4 of the 1992 10-K
       Gordon Robinett dated June 18,
       1991

10.6   Amendment #1 to Amended             Incorporated by reference to Exhibit
       Restated Employment &               10.6 of the 1993 10-K
       Agreement for Gordon Robinett
       dated September 25, 1992

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

10.9   Compensation Continuation           Incorporated by reference to Exhibit
       Agreement for William               10.9 of the 1993 10-K
       C. Vassell dated September
       25, 1992

10.10  Consulting Agreement with           Incorporated by reference to Exhibit
       Robert Ellin dated                  10.10 of the 1992 10-K
       December 2, 1992

10.11  Warrant Agreement for               Incorporated by reference to Exhibit
       William C. Vassell                  10.16 of the Form 10-K for fiscal
       (500,000)                           year ended March 31, 1994 (the "1994
                                           10-K")

10.12  Franchise Offering                  Incorporated by reference to Exhibit
       Prospectus dated                    10.11 of the 1993 10-K
       December 1, 1992

10.13  Warrant Agreement and               Incorporated by reference to Exhibit
       Warrant for Stuart James            4.B of S-18
       Company, Inc.

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

10.18 Registration Agreement               Incorporated by reference to Exhibit
                                           4.1 to the Form 8-K filed October 17,
                                           1993

10.19  Form of Warrant for Private     Incorporated by reference to Exhibit
       Placement                       4.2 to the Form 8-K filed October 27,
                                       1993

10.20  Warrant Agreement               Incorporated by reference to Exhibit
       (Placement Agreement)           4.3 to the Form 8-K filed October 27,
                                       1993

10.21  William C. Vassell Indemnity    Incorporated by reference to Exhibit
       Agreement                       10.17 of the 1994 10-K

10.22  Plan of Acquisition,            Incorporated by reference to Exhibit
       Reorganization, Liquidation     2 of the Form 8-K filed October 27,
       or Succession of ISS            1993
       International Service Systems,
       Inc.

10.23  Amendment to ISS Purchase       Incorporated by reference to Exhibit
       Agreement                       10.23 of the 1994 10-K/A

10.24  Plan of Acquisition,            Incorporated by reference to Exhibit
       Reorganization, Liquidation     2 of the Form 8-K filed November 12,
       or Succession of Madison        1993

10.25  Purchase and Sale Agreement     Incorporated by reference to Exhibit
       dated February 24, 1996, for    2.1 of the Form 8-K filed March 24,
       the acquisition of United       1996
       Security Group Inc.

10.26  Placement Agent Agreement       Incorporated by reference to Exhibit
       dated February 24, 1996,        10.26 the Third Amendment
       between to the Company Sands    to the Form S-1.
       Brothers & Co., Ltd. with
       Amendment as of March 24,
       1996

10.27  Shareholders Voting Agreement   Incorporated by reference to Exhibit
       dated March 8, 1996, by all     10.27 of the S-1.
       Third Amendment to the
       directors in their capacities
       as Shareholders

10.28  Amendment No. 2 to Amended and  Incorporated by reference to Exhibit
       Restated Employment Agreement   10.28 of the Third Amendment to the
       for William C. Vassell dated    S-1
       February 24, 1996

10.29  Amendment No. 2 to Amended and  Incorporated by reference to Exhibit
       Restated Employment Agreement   10.29 of the Third Amendment to the
       for Gordon Robinett dated       S-1
       February 24, 1996

10.31  Form of Warrant (250,000) to    Incorporated by reference to Exhibit
       Sands Brothers & Co., Ltd.      10.31 of the Third Amendment to the
                                       S-1

10.32  Warrant Reduction Agreement     Incorporated by reference to Exhibit
       (275,000) William C. Vassell    10.32 of the Third Amendment to the
                                       S-1

10.34  Loan and Security Agreement     Incorporated by reference to Exhibit
       with CIT Group/Credit Finance,  4.7 of the S-1.
       Third Amendment to the Inc.

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

10.37  Notes Payable - ISS             Incorporated by reference as Exhibit
                                       4.2 to the 1994 10-K/A

10.38  Bank Note - September 1, 1992   Incorporated by reference as Exhibit
       maturity                        4.2 to the l994 l0-K/A

10.39  Bank Note - November 1, 1997    Incorporated by reference as Exhibit
       maturity                        4.4 of the 1994 10-K/A

10.40  Mehlich Notes                   Incorporated by reference as Exhibit
                                       4.5 of the 1994 10-K/A

11.00  Computation of Income Per       Incorporated by reference to Exhibit
       of Common Stock  Share.         11 annexed to Financial Statements.

99.2   Placement Agent Agreement       Incorporated by reference to Exhibit
       dated February 24, 1995         1.1 to the Form 8-K/A dated February
                                       24, 1995

99.3   Amendment to Exhibit C to the   Incorporated by reference to Exhibit
       Placement Agent Agreement       1.2 to the Form 8-K dated March 24, dated
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

99.9   Letter to Company from          Incorporated by reference to Exhibit
       Coopers & Lybrand, L.L.P.       99.9 to the Form 8-K dated February 9,
       dated February 9, 1996.         1996.

99.10  Letter (revised) to Commission  Incorporated by reference to Exhibit
       from Coopers & Lybrand L.L.P.   99.10 to the Form 8-K/A
       filed March11, 1996.            dated March 8, 1996.

99.11  Press Release dated June 25,    Incorporated by reference to Exhibit 1997
       re: FYE 1997 results            99.11 to the 1997 10-K.

99.12  Press Release dated               Incorporated by reference to Exhibit
          June 29, 1999                  99.12 to the 10-K for year
                                         ended March 31, 1999.

99.13     Stock Purchase Agreement       Incorporated by reference to Exhibit
                                         99.13 of the Form 8-K
                                         filed September 27, 2000.

99.14     Reliance Warrant               Incorporated by reference to Exhibit
                                         99.14 of the Form 8-K
                                         filed September 27, 2000.

99.15     Vassell Warrant                Incorporated by reference to Exhibit
                                         99.15 of the Form 8-K
                                         filed September 27, 2000.

99.16     Vassell Warrant                Incorporated by reference to Exhibit
                                         99.16 of the Form 8-K
                                         filed September 27, 2000.

9.17      Kikis Voting Agreement         Incorporated by reference to Exhibit
                                         99.17 of the Form 8-K
                                         filed September 27, 2000.

99.18     Sands Voting Agreement         Incorporated by reference to Exhibit
                                         99.18 of the Form 8-K
                                         filed September 27, 2000.

99.19     Shareholders' Agreement        Incorporated by reference to Exhibit
                                         99.19 of the Form 8-K
                                         filed September 27, 2000.

99.20     Vassell Employment Agreement   Incorporated by reference to Exhibit
                                         99.20 of the Form 8-K
                                         filed September 27, 2000.

99.21     Stipulation                    Incorporated by reference to Exhibit
                                         99.21 of the Form 8-K
                                         filed September 27, 2000.

99.22     Registration Rights Agreement  Incorporated by reference to Exhibit
                                         99.22 of the Form 8-K
                                         filed September 27, 2000.

99.23     Audit Committee of the         E-1
          Board of Directors
          Charter and Powers

99.24     Halder Employment Agreement    E-2

99.25     2000 Stock Option Plan         E-3

99.26     Halder Warrant                 E-4

99.27     Blake Warrant                  E-5

99.28     Dunn Warrant                   E-6

99.29     McDonald Warrant               E-7

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

    (xviii) Report on Form 8-K dated November 1, 1999 Item 7(c) Press release dated November 1, 1999.

     (xix) Report on Form 8-K dated November 11, 1999 Item 7(c) Press release dated November 11, 1999.

      (xx) Report on Form 8-K dated February 15, 2000 Item 7(c) Press release dated February 15, 2000.

      (xxi) Report on Form 8-K dated March 3, 2000 Item 7(c) Press release dated March 3, 2000.

     (xxii) Report on Form 8-K dated June 30, 2000 Item 7(c) Press release dated June 30, 2000.

    (xxiii) Report on Form 8-K dated August 22, 2000 Item 7(c) Press release dated August 21, 2000.

     (xxiv) Report on Form 8-K dated September 12, 2000 Item 7(c) Press release dated September 12, 2000.

      (xxv) Report on Form 8-K dated November 10, 2000 Item 7(c) Press releases dated November 10, 2000 and November 14, 2000.

     (xxvi) Report on Form 8-K dated February 14, 2001 Item 7(c) Press release dated February 14, 2001.

    (xxvii) Report on Form 8-K dated April 18, 2001 Item 7(c) Press release dated April 17, 2001.

                                   PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                      SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) Financial statements filed as part of this report:

                                                                    Page No.

          Independent auditor's report                            F-1

          Balance sheets - March 31, 2001 and 2000                F-2

          Statements of operations - years ended
          March 31, 2001, 2000 and 1999                           F-3

          Statements of changes in stockholders' equity -
          years ended March 31, 2001, 2000 and 1999               F-4

          Statements of cash flows - years ended
          March 31, 2001, 2000 and 1999                           F-5 -   F-6

          Notes to financial statements                           F-7 -   F-19

    (2) Financial statement schedule filed as part of this report:

          Valuation and qualifying accounts - years ended
          March 31, 2001, 2000 and 1999                           F-20


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

                                 YEARS ENDED
                           MARCH 31, 2001 AND 2000

Independent Auditor's Report
on the Financial Statements

To the Board of Directors
  and Stockholders of
Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

May 25, 2001
Poughkeepsie, New York


Command Security Corporation

Balance Sheets
March 31, 2001 and  2000


ASSETS

                                                                                                   2001                   2000
Current assets:
 Restricted cash                                                                            $   466,403            $       -0-
 Accounts receivable from guard service customers, less allowance for
   doubtful accounts of $562,945 and $1,258,187, respectively                                14,101,319             10,018,827
 Accounts receivable from administrative service client customers, less
   allowance for doubtful accounts of $32,840 and $30,059, respectively                         391,650              1,892,657
 Prepaid expenses                                                                               353,922                221,439
 Other receivables, less allowance for doubtful accounts
   of $2,246 and $8,717, respectively                                                           308,842                365,137

     Total current assets                                                                    15,622,136             12,498,060

Furniture and equipment at cost, net                                                          1,230,178              1,340,331
Intangible assets, net                                                                          352,656                460,063
Restricted cash                                                                                 244,620                799,993
Other assets                                                                                    540,925                249,524

     Total assets                                                                           $17,990,515            $15,347,971

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Cash overdraft                                                                             $ 1,039,698            $   184,772
 Current maturities of long-term debt                                                         1,441,080                410,603
 Current maturities of obligations under capital leases                                         104,773                113,752
 Short-term borrowings                                                                        6,942,779              7,192,515
 Accounts payable and accrued expenses                                                        4,132,346              3,328,028
 Preferred dividends payable                                                                        -0-                 40,674
 Due to administrative service clients                                                           87,157                478,006
                                                                                                      -
     Total current liabilities                                                               13,747,833             11,748,350

Self-insurance reserves                                                                         730,374                820,693
Long-term debt, net                                                                           1,628,307                309,676
Obligations under capital leases, net                                                           172,270                277,961

                                                                                             16,278,784             13,156,680

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
 Preferred stock, convertible Series A, $.0001 par value per share, 1,000,000 shares authorized, 12,325 shares
   issued and outstanding, liquidation value of $2,033,682                                    2,033,682              2,033,682
 Common stock, $.0001 par value per share, 20,000,000 shares
   authorized, issued 6,287,343 and 6,508,143, respectively                                         629                    651
 Paid-in capital                                                                              8,619,286              8,886,140
 Accumulated Deficit                                                                         (8,941,866)            (8,502,980)

                                                                                              1,711,731              2,417,493
 Common stock in treasury, at cost, 220,800 shares in 2000                                          -0-               (226,202)

                                                                                              1,711,731              2,191,291


 Total liabilities and stockholders' equity                                                 $17,990,515            $15,347,971



See accompanying notes and auditor's report


Command Security Corporation
Statements of Operations


Years Ended March 31, 2001, 2000 and 1999

                                                                            2001                2000                1999

Guard service revenue                                                   $71,320,440         $59,245,927         $57,642,041
Cost of guard service revenue                                            59,789,330          49,243,061          47,925,623

    Gross profit                                                         11,531,110          10,002,866           9,716,418

Administrative service revenue                                              274,277             554,196             913,498
                                                                         11,805,387          10,557,062          10,629,916

Operating expenses:
 General and administrative expenses                                     10,099,333           8,202,239           8,087,751
 Amortization of intangibles                                                297,440           1,176,448           1,280,687
 Provision for doubtful accounts and notes                                  524,304             969,937             367,916
 Bad debt recoveries                                                            -0-            (106,578)           (316,045)
 Stockholder derivative suit related expenses                               431,445                 -0-              273,527
 Line of credit termination fee                                             125,000                 -0-                 -0-
 Loss on value of intangible assets                                             -0-                 -0-              58,646

                                                                         11,477,522          10,242,046           9,752,482

    Operating income                                                        327,865             315,016             877,434

Other income/(expense)
 Interest income                                                            114,373             172,533             151,216
 Interest expense                                                          (956,352)           (848,860)           (992,218)
 Insurance rebates                                                           60,799              15,689                 -0-
 Gain/(loss) on equipment dispositions                                       14,429                 912             (51,831)
 Other income                                                                   -0-              35,000                 -0-

                                                                           (766,751)           (624,726)           (892,833)

    Loss before
      income tax expense                                                   (438,886)           (309,710)            (15,399)

Income tax expense                                                              -0-                 -0-                 -0-

    Net loss                                                               (438,886)           (309,710)            (15,399)

Preferred stock dividends                                                   (40,674)           (177,851)           (150,643)

Net loss applicable to common stockholders                              $  (479,560)        $  (487,561)        $  (166,042)

Loss per share of common stock                                          $      (.08)        $      (.07)        $      (.02)

Weighted average number of common
 shares outstanding                                                       6,287,343           6,535,581           6,658,143


See accompanying notes and auditor's report


Command Security Corporation

Statements of Changes in Stockholders' Equity
Years Ended March 31, 2001, 2000 and 1999


                                                                                                      Common
                                       Preferred     Common        Paid-In         Accumulated        Stock In
                                         Stock       Stock          Capital          Deficit          Treasury          Total

Balance at March 31, 1998            $1,883,039     $    801      $9,431,505       $(8,177,871)      $   (3,000)       $3,134,474

Retirement of common
    stock in treasury                                   (135)         (2,865)                             3,000               -0-

Preferred stock dividends               150,643                     (150,643)                                                 -0-

Net loss                                                                               (15,399)                           (15,399)

Balance at March 31, 1999             2,033,682          666       9,277,997        (8,193,270)             -0-         3,119,075

Return of escrowed
 common stock                                            (15)       (214,006)                                            (214,021)

Purchase of treasury stock                                                                             (226,202)         (226,202)

Preferred stock dividends                                           (177,851)                                            (177,851)

Net loss                                                                              (309,710)                          (309,710)

Balance at March 31, 2000             2,033,682          651       8,886,140        (8,502,980)        (226,202)        2,191,291

Retirement of common
    stock in treasury                                    (22)       (226,180)                           226,202

Preferred stock dividends                                            (40,674)                                             (40,674)

Net loss                                                                              (438,886)                          (438,886)

Balance at March 31, 2001            $2,033,682     $    629      $8,619,286       $(8,941,866)      $      -0-        $1,711,731


See accompanying notes and auditor's report


Command Security Corporation

Statements of Cash Flows
Years Ended March 31, 2001, 2000 and 1999


INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           2001                2000                1999
OPERATING ACTIVITIES
   Net loss                                                             $  (438,886)       $   (309,710)       $    (15,399)
    Adjustments to reconcile net loss to net
    cash provided by/(used in) operating activities:
      Depreciation and amortization                                         894,792           1,695,458           1,720,197
      Provision for doubtful accounts and
        notes receivable, net of recoveries                                 524,304             863,359              51,871
      (Gain)/loss on equipment dispositions                                 (14,429)               (912)             51,831
      Loss on value of intangible assets                                        -0-                 -0-              58,646
      Self-insurance reserves                                               369,144             448,291             572,833
      Stock compensation settlement                                             -0-            (154,021)                -0-
      Changes in operating assets and liabilities:
          Accounts receivable                                            (3,004,807)         (1,313,963)           (322,530)
          Prepaid expenses                                                   27,179             215,285             460,896
          Other receivables                                                  41,085             (41,226)             38,995
          Other assets                                                       98,528             279,569             (71,944)
          Accounts payable and accrued expenses                             344,855            (831,214)         (1,005,756)
          Due to administrative service clients                            (384,731)            (89,597)            105,971
             Net cash provided by/(used in)
               operating activities                                      (1,542,966)            761,319           1,645,611

INVESTING ACTIVITIES
   Purchase of equipment                                                   (226,368)           (158,168)           (101,372)
   Purchase of intangible assets                                           (190,033)            (12,000)            (45,735)
   Proceeds from equipment dispositions                                      54,487              24,041               2,278
   Notes purchased                                                         (167,185)                -0-                 -0-
   Issuance of note by administrative service client                        (80,769)                -0-              (5,000)
   Principal collections on notes receivable                                 44,575                 -0-              62,394
            Net cash used in investing activities                          (565,293)           (146,127)            (87,435)

FINANCING ACTIVITIES
   Net borrowings/(payments) on line of credit                             (332,776)            212,878             326,955
   Proceeds from other borrowings                                         2,875,000                 -0-                 -0-
   Repayments on other short and long-term debt                          (1,092,873)           (689,447)         (1,237,369)
   Repayments on capital lease obligations                                 (114,670)            (82,486)            (75,397)
   Cash overdraft                                                           854,926             184,772            (449,895)
   Purchase of treasury stock                                                   -0-            (226,202)                -0-
   Payment of preferred stock dividends                                     (81,348)           (137,177)                -0-
            Net cash provided by/(used in)
            financing activities                                          2,108,259            (737,662)         (1,435,706)

Net increase/(decrease) in cash and cash equivalents                            -0-            (122,470)            122,470

Cash and cash equivalents, beginning of year                                    -0-             122,470                 -0-

Cash and cash equivalents, end of year                                  $       -0-       $         -0-        $    122,470


See accompanying notes and auditor's report

Command Security Corporation

Years Ended March 31, 2001, 2000 and 1999

1.    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

          Cash paid during the period for:

                           2001                2000                 1999

          Interest      $ 882,569          $  848,860           $  997,779
          Income Taxes        -0-                 -0-                  -0-

2.    SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        For the years ended March 31, 2001, 2000 and 1999, the Company purchased equipment with direct installment and lease financing of $597,352, $701,662, and $247,043, respectively. These amounts have been excluded from the statements of cash flows.

        The Company generally obtains short-term financing to meet its insurance needs. For the years ended March 31, 2001, 2000 and 1999, $322,621, $122,644, $107,099, respectively, have been borrowed for this purpose.These borrowings have been excluded from the statements of cash flows.

        For the year ended March 31, 1999, the Company accrued accumulated dividends of $150,643 and issued 913 additional shares of its Series A convertible preferred stock to its preferred stockholders. This charge to paid-in capital and credit to preferred stock has been excluded from the statement of cash flows.

        In January, 2001, the Company refinanced a note receivable from an administrative service client. The balance of the note refinanced of $78,839 along with net charges of $20,392 have been excluded from the statement of cash flows

        In November, 2000, the Company refinanced its line of credit and term loan with LaSalle Business Credit, Inc.("LaSalle"). The principal balance on the previous line of credit with CIT Group/Credit Finance, Inc. ("CIT") at the time of refinancing was $7,898,547. The statement of cash flows presents only the net change for the period between both lending arrangements. As part of the lending arrangement, the Company received a $3,000,000 term loan, replacing a term loan with CIT, originally for $500,000 and a remaining balance of $125,000. Proceeds from the term loan are shown net of the CIT term loan satisfied. As part of the refinancing, the Company also purchased the remaining balances of two notes of an administrative service client and a customer list purchaser that the Company had previously guaranteed. Cash used for this purpose is shown in the accompanying statement of cash flows under cash flows from investing activities.

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

Command Security Corporation

Notes to Financial Statements
March 31, 2001, 2000 and 1999

1.    Business Description and Summary of Accounting Policies

        The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

          Principal business activities

             Command Security Corporation (the Company) is a uniformed security guard service company operating in New York, Connecticut, California, Florida, Georgia, Illinois and New Jersey. In addition, the Company also provides other security guard companies (administrative service clients) and police departments in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue.

          Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include provisions for uncollectible accounts and notes receivable and reserves for general liability and workers' compensation claims, among others. Actual results could differ from those estimates.

          Revenue recognition

             The Company records revenue as services are provided to its customers and to its administrative service clients. Revenue consists primarily of security guard services which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to other guard companies are based on a percentage of the administrative service client's revenue and are recognized as billings for the related guard services are generated. Costs associated with the Company's guard service revenue consist of direct and indirect payroll and related expenses, subcontract costs, vehicle and other costs directly related to the guard service revenue generated. Costs related to the administrative service revenue are primarily clerical and administrative in nature and are not readily segregated from the Company's total general and administrative costs.

             In December, 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". Management believes that the Company's practices and policies are in compliance with SAB 101.

          Cash and cash equivalents

             For purposes of the cash flows statements, the Company defines cash and cash equivalents as operating cash (non restricted) and investments with maturities of three months or less.

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

March 31, 2001, 2000 and 1999

1.    Business Description and Summary of Accounting Policies, continued

        Advertising costs

          The Company expenses advertising costs as incurred. Amounts incurred for recruitment and general business advertising were $184,697, $214,142, and $133,553 for the years ended March 31,
          2001, 2000 and 1999, respectively.

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

        Income/(loss) per common share

          Under the requirements of Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. No diluted earnings per share are presented because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive.

        Accounting for stock options

          Financial Accounting Standards Board Statement No. 123 (SFAS 123) provides companies with a choice to follow the provisions of SFAS 123 in the determination of stock-based compensation expenses or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 and will provide pro forma disclosures as required by SFAS 123. SFAS 123 did not have an impact on the Company's financial condition or results of operations for the periods presented. Stock-based compensation issued to non employees are accounted for based on the fair value and nature of goods and/or services received.

2.       Furniture and Equipment

          Furniture and equipment at March 31, consist of the following:

                                                 2001             2000

           Transportation equipment          $ 1,392,073        $ 1,394,723
           Security equipment                    582,075            594,563
           Office furniture and equipment      2,128,993          1,987,073

                                               4,103,141          3,976,359
           Accumulated depreciation           (2,872,963)        (2,636,028)

                                             $ 1,230,178        $ 1,340,331

        Depreciation expense for the years ended March 31, 2001, 2000 and 1999, was $597,352, $519,010, and $439,510, respectively, and includes amortization of assets purchased under capital lease arrangements (see Note 14).

Command Security Corporation

March 31, 2001, 2000 and 1999

3.       Intangible Assets

        Intangible assets at March 31, consist of the following:

                                                     2001                2000

            Customer lists                      $   547,284         $ 3,675,390
            Borrowing costs                         190,034              50,000
            Covenant not to compete                     -0-             180,000
            Goodwill                                 34,007              34,007
                                                    771,325           3,939,397
            Accumulated amortization               (418,669)         (3,479,334)

                                                $   352,656         $   460,063

         Amortization expense for the years ended March 31, 2001, 2000 and 1999, was $297,440, $1,176,448, and $1,280,687, respectively. During the year ended March 31, 2001 and 2000, the Company removed fully amortized customer lists with an initial cost of $3,128,105 and $2,012,342, respectively, from its accounts. During the year ended March 31, 1999, the Company removed a customer list with a cost of $83,780 and related accumulated amortization of $25,134 from its accounts and recognized an impairment loss of $58,646 on its purchased customer list due to lack of retention in one of its branches. Management believed that the future expected cash flows would not be sufficient to recover the remaining unamortized costs associated with this list.

4.       Restricted Cash

        Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers compensation claims. The Company's insurance carrier released $466,403 from the restrictions in June, 2001.

5.       Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses at March 31, consist of the following:

                                                             2001         2000

           Trade accounts payable                     $ 1,097,298 $    669,552
           Payroll and related expenses                 2,021,922    1,526,877
           Insurance                                      589,398      594,608
           Sales tax                                       48,139       70,189
           Accrued interest payable                        73,783          -0-
           Accrued professional fees                       60,000      152,000
           Accrued loss contingencies
             and settlements                               42,000       75,000
           Liabilities assumed in acquisitions                -0-       79,000
           Other                                          199,806      160,802

                                                      $ 4,132,346  $ 3,328,028

          As of March 31, 2001 and 2000, the Company has accrued $42,000 and $75,000, respectively, for loss contingencies and settlements in connection with certain legal proceedings and labor claims where either a monetary settlement has been reached or management has determined that it is probable that a liability has been incurred.

Command Security Corporation

March 31, 2001, 2000 and 1999

6.       Short-Term Borrowings

          Short-term borrowings at March 31, consist of the following:



                                                                                                  2001                  2000

           Bank line of credit                                                             $ 6,823,985           $ 7,156,761
           Various insurance financing arrangements,
           interest ranging from 7.72% to 11.27%                                               118,794                35,754

                                                                                           $ 6,942,779           $ 7,192,515


          In November, 2000, the Company entered into a three year agreement with LaSalle Busines Credit, Inc. ("LaSalle") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. At March
          31, 2001, the Company had used $6,823,985 of this line, representing approximately 81% of its maximum borrowing capacity.
          Interest is payable at LIBOR plus 2% (7.233%)on the first
          $5,000,000 and at prime (8%) on the excess, or $1,823,985, at March
          31, 2001. The line is collateralized by customer accounts receivable and substantially all other assets of the Company.

          The Company terminated its previous agreement with CIT
          Group/Business Credit, Inc. ("CIT"), which provided for financing based on 85% of eligible accounts receivable, as defined, but in no event in excess of $10 million. Interest was payable monthly at 1.5% over prime. The line was collateralized by customer accounts receivable and substantially all other assets of the Company. The agreement was scheduled to expire in February, 2001, and, in accordance with the terms of the CIT agreement, the Company paid a $125,000 early termination fee.


7.       Long-Term Debt

          Long-term debt at March 31, consists of the following:



                                                                                                  2001                  2000

           Capital Resource Company, (two notes and four notes)
           due October, 2000 and June, 2001, interest at 14%, unsecured                $           -0-          $     57,674

           CIT Group/Business Credit, Inc., due February 1, 2002
           interest at prime plus 1.5% <F1>                                                        -0-               191,667

           LaSalle Business Credit, Inc., due May, 2003, interest at LIBOR plus 2.5% (8.016%) on the first $2,000,000 and at prime (8%) on the remaining
           $600,000 at March 31, 2001 <F2>                                                   2,600,000                   -0-

           Various installment loans due at various dates
           through February, 2004, with interest ranging
           from 10.6% to 12.75% <F3>                                                           469,387               470,938

                                                                                             3,069,387               720,279
           Current maturities                                                               (1,441,080)             (410,603)

                                                                                           $ 1,628,307           $   309,676


         <F1>     Term loan from CIT Group/Business Credit, Inc., payable in monthly installments of $8,333 plus interest at prime plus 1.5% per annum, was collateralized with security pledged under the revolving loan and security agreement and paid off in connection with the refinancing with LaSalle
                 (see Note 6).

         <F2>     Term loan from LaSalle Business Credit, Inc., payable in
                 monthly installments of $100,000 plus interest per above, adjusted monthly. Collateralized with security pledged under the revolving loan and security agreement (see Note 6).

         <F3>     Payable to General Motors Acceptance Corporation and Ford Motor
                 Credit Corporation. The notes are collateralized by automobiles and security equipment.



Command Security Corporation

Notes to Financial Statements
March 31, 2001, 2000 and 1999

         The aggregate amount of required principal payments of long-term debt is as follows:

          Year ending:       March 31, 2002          $ 1,441,080
                             March 31, 2003            1,365,719
                             March 31, 2004              262,588

                                                     $ 3,069,387

8.       Stockholders' Equity

         Changes in the number of equity shares of the Company's preferred and common stock for the years ended March 31, 2001, 2000 and 1999, are as follows:

                                            Preferred   Common    Treasury
                                             Stock      Stock       Stock

          Balance at March 31, 1998         11,412     8,013,543   1,355,400

          Preferred stock dividend
            shares issued                      913

          Retirement of common
            stock in treasury                         (1,355,400) (1,355,400)

          Balance at March 31, 1999         12,325     6,658,143         -0-

          Return of escrowed common stock               (150,000)

          Purchase of treasury stock                                 220,800

          Balance at March 31, 2000         12,325     6,508,143     220,800

          Retirement of treasury stock                  (220,800)   (220,800)

          Balance at March 31, 2001         12,325     6,287,343         -0-


9.       Retirement Plans

         In November, 1999, the Company adopted a qualified retirement plan providing for elective employee deferrals and discretioary employer contributions to non-highly compensated participants. The plan does not allow for employer matching of elective deferrals. For the years ended March 31,2001 and 2000, no discretionary amounts have been accrued or paid.

Command Security Corporation

March 31, 2001, 2000 and 1999

10.      Concentration of Risk

         Geographic concentrations of credit risk with respect to trade receivables are primarily in the New York Metropolitan area consisting of 43% and 45% of total receivables as of March 31, 2001 and 2000, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the years ended March 31, 2001, 2000 and 1999, the Company generated 43%, 38% and 31%, respectively, of its revenue from the commercial airline industry. Trade receivables due from the commercial airline industry comprised 37% and 31% of net receivables as of March 31, 2001 and 2000, respectively. The Company's remaining customers are not concentrated in any specific industry.

         During the years ended March 31, 2000 and 1999, 56%, and 53% of administrative service revenue, respectively, was earned from one administrative service client. The contract with this administrative service client terminated in May, 2000.

         The Company maintains its cash accounts in commercial banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2001, bank balances exceeded insured balances by approximately $341,000.

11.      Significant Customers

         During the year ended March 31, 2000, one customer accounted for approximately $6,027,000, or 10%, of revenue. During the years ended March 31, 2001 and 1999, no customers accounted for 10% or more of revenue.

12.      Self-Insurance

         For the years from March 1, 1997 to February 29, 2000, the Company provided a partially self-insured health insurance program to all eligible administrative personnel. There was a maximum loss of $30,000 per year per employee and an aggregate amount per year, based on the number of participants, that the Company could be responsible for. A stop-loss insurance policy covered all claims in excess of the above amounts. As of March 1, 2000, the Company is providing traditional fully insured coverage to its employees. The previous partially self-insured plan provided for a three month extension of benefit period following termination to provide for claim submission of losses incurred prior to the termination date. Claims submitted during the benefit extension period, net of refunds of previously paid claims in excess of the self-insured limits, were negligible. Amounts accrued for health insurance under the partially self-insured plan and included in general and administrative expenses were $326,817, and $328,938 for the policy years ended February 29, 2000, and February 28, 1999, respectively, and were based on the maximum aggregate for each year presented.

         The Company has an insurance policy covering workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles for the year ended March 31, 2001. For the years ended March 31, 2000 and 1999, the Company based its estimated losses on industry payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $1,802,379, $1,584,916, and $1,465,603 for the years ended March 31, 2001, 2000 and 1999, respectively. Had the Company used its own historical payout profile for the years ended March 31, 2000 and 1999, the charges for workers' compensation related losses would not have differed by a material amount.

Command Security Corporation

March 31, 2001, 2000 and 1999

12.      Self-Insurance, continued

         The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. In addition, the Company has obtained an excess general liability insurance policy that covers claims for an additional $50,000,000 in the aggregate ($30,000,000 prior to October 1, 1999). The Company retains the risk for the first $25,000 per occurrence ($50,000 for claims based on losses incurred prior to October 1, 2000). Charges for general liability self-insurance expense of $369,144, $448,291, and $572,833, are included in cost of sales for the years ended March 31, 2001, 2000 and 1999, respectively. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors to provide for estimated losses incurred but not yet reported.

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

13.      Contingent Liabilities

         The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability, casualty and workman's compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments, however, the exposure to the Company under general liability is limited to the first $50,000 for cases before October 1, 2000, and $25,000 for cases after that date. The only potential impact would be on future premiums, which may be adversely effected by a poor claims history.

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

Command Security Corporation

March 31, 2001, 2000 and 1999

13.      Contingent Liabilities, continued

           On or about December 4, 1997, an outside shareholder and four of the Company's directors (Sands, P. Kikis, Saunders and T. Kikis) commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 606166/97) against the other four directors (Vassell, Robinett, Nekos and Miller), the Company's outside corporate and securities counsel and the Company itself in a lawsuit characterized as a derivative action. The claims against the Company's outside corporate and securities counsel have since been dismissed. The complaint alleges that one or more of the defendant-directors engaged in improper activities, including ultra-vires acts, breach of fiduciary duty, fraud against the Company, constructive fraud and waste of corporate assets. These claims have been settled as part of the Reliance transaction cited in the following paragraph.

           On September 12, 2000, the Company entered into an agreement in connection with the purchase by Reliance Security Group plc ("Reliance") , whereby Reliance purchased of all the common shares owned by the plaintiff outside stockholder and all common shares, preferred shares and options owned by the plaintiff directors which represent approximately 38% of the outstanding common stock of the Company on a fully diluted basis. As a result the plaintiffs terminated their lawsuit, relinquished their seats on the Board and terminated a shareholder agreement to which they were a party. As an inducement to Reliance to complete the transaction, the Company issued of a five year warrant to purchase up to 20% of the Company's then outstanding stock on a fully diluted basis (approximately 2.3 million shares) at $1.25 per share. The Company paid certain transaction related expenses, reimbursed certain directors' related legal costs and incurred professional fees in connection with the settlement. These expenses amounted to $431,445 and are included with operating expenses in the accompanying statements of operations for the year ended March 31, 2001. The transaction constituted a change of control and thus required shareholder approval. A special shareholder meeting was held on November 13, 2000 and the proposal was approved, resulting in the termination of the plaintiff's lawsuit and the shareholder agreement to which they were a party.

14.      Lease Commitments

           The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $646,700, $564,900, and $569,200, for the years ended March 31, 2001, 2000 and 1999, respectively.

           The Company leases certain equipment and vehicles under agreements which are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2001, are $648,744 and $298,552 and at March 31, 2000, $730,163 and $246,852,
           respectively.

           The future minimum payments under long-term noncancellable capital and operating lease agreements are as follows:

                                                    Capital        Operating
                                                     Leases         Leases

             Year ending:   March 31, 2002         $  134,730    $   400,605
                            March 31, 2003            107,491        265,252
                            March 31, 2004             55,480        142,852
                            March 31, 2005             37,023         42,846
                            March 31, 2006              3,183          4,727

                                                      337,907    $   856,282

                            Amounts representing
                              interest                (60,864)

                                                   $  277,043

Command Security Corporation

March 31, 2001, 2000 and 1999

15.    Stock Option Plan and Warrants

         In November, 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price which cannot be less than the fair market value of the shares on the date the options are granted. A previous similar plan allowing for the purchase of up to 107,500 shares expired in May, 2000. In February, 2001, options to purchase 225,000 shares of common stock have been issued. These options are exercisable at any time after April 30, 2004, and before January 31, 2011, at $.75 per share and are further restricted based on the achievement of certain financial results of the Company for the years ending March 31, 2002 through 2004.

         The Company issued warrants to its former Treasurer to purchase 107,500 shares of its common stock at an exercise price of $5 per share. In July, 1996, the exercise price of these warrants was adjusted to $2.50 and the expiration date extended to July, 2000, when the warrants expired.

         On April 8, 1991, as amended on June 18, 1991, the Board of Directors approved the issuance to each of the Company's President (now also Chairman of the Board) and former Treasurer, for $100, a five-year warrant to purchase 175,000 and 60,000 shares of common stock, respectively, at an exercise price of $3.375 per share, the market value at the time of the grant. The warrants vested on March 31, 1992. The exercise price was adjusted to $3.25, fair value on date of adjustment, and the expiration date extended to April, 1998, during fiscal 1994. The warrant extended to the Chairman of the Board expired in April, 1998. The exercise price for the warrant extended to the former Treasurer was adjusted again in July, 1996, to $2.50 per share and the expiration date extended to July, 2000, when the warrant expired.

         In May 1992, the Board of Directors approved the issuance to the Company's Chairman, former Treasurer and Board member a five year warrant to purchase 125,000, 60,000 and 10,000 shares of common stock, respectively, at an exercise price of $3.88 per share, the fair market value at the time of the grant. The exercise price was adjusted to $3.25, the fair value on date of adjustment, and the expiration date extended to May, 1999, during fiscal 1994. The warrants issued to the Chairman and Board member expired in May, 1999. The exercise price for the warrant extended to the former Treasurer was adjusted again in July, 1996, to $2.50 per share and the expiration date extended to July, 2000, when the warrant expired.

         The Company entered into a consulting agreement dated November 1, 1993, under which the Company agreed to issue stock or warrants in exchange for consulting services. The aggregate value of such stock or warrants to be granted will not exceed $300,000. The Company fully expensed the consulting fee by October, 1994. During the fiscal year ended March 31, 1994, the Company issued warrants for 200,000 shares and in July, 1994 issued additional warrants for 100,000 shares. The warrants expired in July, 1997, however, the Company had reserved 150,000 shares of common stock to provide the consultant with up to $300,000 of compensation. During the year ended March 31, 1999, $85,979 was paid in cash, reducing the stock to be released to a value not to exceed $214,021. In December, 1999, the Company entered into an agreement to pay an additional $60,000 to the consultant as full settlement of any and all claims of the consultant in connection with this agreement. Consequently, the 150,000 shares of the Company's common stock held in escrow were canceled.

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

         On February 24, 1995, the Company issued warrants for 250,000 shares of common stock to a firm owned by a member of the Company's Board of Directors and warrants for 50,000 shares of common stock to a lender who provided the Company's working capital line of credit until November, 2000, respectively, in connection with the financing for the acquisitions of the security guard business of United Security Group Inc. The warrants issued to the firm expired in February, 1998. The warrants issued to the lender were exercisable at $2.10 per share and expired in November, 2000.

Command Security Corporation

March 31, 2001, 2000 and 1999

15.    Stock Option Plan and Warrants, continued

         On October 4, 1996, the Company issued warrants for 35,000, 150,000, 10,000 and 10,000 shares of common stock to the Company's then Chief Financial Officer and three Board members, respectively. The warrant for 35,000 shares was canceled due to the termination of the former Chief Financial Officer's employment. The remaining warrants are exercisable at $1.875 and expire on September 30, 2001.

         On November 25, 1996, warrants to purchase 50,000 shares of common stock were subscribed to for $500 by the Company's public relations firm. The warrants are exercisable at $2.25 per share and expire in November, 2001.

         On November 11, 1999, the Company authorized the issuance of warrants to purchase 150,000 shares of common stock to a former Board member in recognition of services to the Company, at an exercise price of $1.031 per share, the fair market value at the time of the grant. The warrants expire in November, 2004.

         In November, 2000, the Company issued warrants to purchase 2,298,092 shares of common stock to Reliance in connection with the settlement of the derivative action described in Note 13. The warrants are exercisable at $1.25 per share at anytime after November 13, 2001, expiring November 13, 2005.

         In November, 2000, the Company also issued warrants and incentive stock options to the Chairman of the Board and current President to purchase 204,485 and 1,012,959 shares of common stock, respectively, exercisable at $1.25 per share after November 13, 2001, and expiring November 13, 2005. The warrants are exercisable only after the exercise by Reliance of its warrants and only to the extent of the Reliance exercise. The options are exercisable with respect to one-third of the shares covered for each of the years ending March 31, 2002 through 2004, and are further restricted based on the achievement of certain financial results of the Company for the years ending March 31, 2002 through 2004.

         Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

         The following is a summary of activity related to all Company stock option and warrant arrangements:



                                                       Options                          Warrants

                                             Exercise         Number of          Exercise         Number of
                                              Price           Shares              Price           Shares

           Outstanding at March 31, 1998  $2.25 - $2.50<F1>   160,000         $1.87 - $3.75       960,000

           Expired                                                             3.25 -  3.75      (400,000)

           Outstanding at March 31, 1999   2.25 -  2.50       160,000          1.87 -  3.25       560,000

           Issued                                                                      1.03       150,000
           Expired                                 2.25       (52,500)                 3.25      (135,000)

           Outstanding at March 31, 2000           2.50       107,500          1.03 -  2.50       575,000

           Issued                           .75 -  1.25     1,237,959                  1.25     2,502,577
           Expired                                 2.50      (107,500)         2.10 -  2.50      (205,000)

           Outstanding at March 31, 2001  $ .75 - $1.25     1,237,959         $1.03 - $2.25     2,872,577


           <F1>Adjusted



Command Security Corporation

March 31, 2001, 2000 and 1999

16.      Stock Option Plan and Warrants, continued


         At March 31, 2001, there were 1,237,959 and 2,872,577 options and warrants outstanding, respectively, exercisable at prices ranging from $.75 to $2.25, and 4,385,536 shares reserved for issuance under all stock arrangements.

         Significant option and warrant groups outstanding at March 31, 2001, and the related weighted average exercise price and life information are as follows:

                                                         Weighted   Weighted
                                Options/    Options/     Average    Average
                Range of        Warrants     Warrants    Exercise   Remaining
            Exercise Price    Outstanding Exercisable     Price     Life (years)

            $           .75     225,000         -0-     $   .750     9.84
             1.031 -  1.250   3,665,536     150,000        1.241     4.29
             1.875 -  2.250     220,000     220,000        1.960      .54

            $  .75 - $2.250   4,110,536     370,000       1.2535      .70

         As disclosed in Note 1, the Company continues to follow the provisions of APB 25, "Accounting for Stock Issued to Employees," when determining the value of stock based compensation. Accordingly, no compensation expense has been recognized for its stock based compensation. If the Company had used the fair value method of accounting for stock based compensation, there would have been no significant effect on the net income or loss of the Company for the years ended March 31, 2001, 2000 or 1999. The weighted fair value of options and warrants granted during the years ended March 31, 2001 and 2000, were $.03 and $.10 per equivalent share, respectively. There were no options or warrants issued during the year ended March 31, 1999. For the years ended March 31, 2001 and 2000, the fair value was estimated using the exercise price on the date of the grant and the following assumptions: risk free interest rate of 4.30% and 5.35%, volatility of 53.76% and 62.49% and a dividend yield of 0.00% for each year, respectively.

17.      Preferred Stock

         The Board of Directors has been authorized to issue preferred stock in series and to fix the number, designation, relative rights, preferences and limitations of each series of such preferred stock. Of the 1,000,000 shares authorized for issuance, 12,325 have been designated as Series A Convertible Preferred Stock ("Series A").

         The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable by the issuance of additional Series A stock until such time as all amounts due on the Deltec debt have been paid in full and then in cash thereafter. The $1.5 million Deltec indebtedness was repaid in full in February, 1999. During the year ended March 31, 1999, 913 Series A shares have been issued, representing dividends accrued through February 24, 1999. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share. The Company has suspended payment of preferred dividends as of July 1, 2000, until it can re-establish sufficient surplus in accordance with applicable regulations. Total dividends in arrears as of March 31, 2001, were $122,022, or $.02 per common share.

         Any holder of Series A shares may at any time convert their shares into common stock of the Company at a conversion ratio of 100 shares of common stock for each share of Series A stock.

Command Security Corporation

March 31, 2001, 2000 and 1999

18.      Income Taxes

       Income tax expense/(benefit) for the years ended March 31 consists of the following:

                             2001              2000          1999
  Current:
    Federal                  $    -0-          $     -0-     $     -0-
    State and local               -0-                -0-           -0-

                                  -0-                -0-           -0-

  Deferred:
   Federal                        -0-                -0-           -0-
   State and local                -0-                -0-           -0-

                                  -0-                -0-           -0-

     Income tax
       expense/(benefit)     $    -0-          $     -0-      $    -0-

       The differences (expressed as a percentage of pretax income) between the statutory Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

                                              2001    2000    1999

         Statutory federal income tax rate    34.0    34.0    34.0
         State and local income taxes,
           net of federal benefit              9.8     9.8     9.8
         Valuation allowences and reserves   (38.4)  (38.4)  (20.7)
         Permanent differences                (5.4)   (5.4)  (23.1)

         Effective tax rate                    0.0%    0.0%    0.0%

       The significant components of deferred tax assets and liabilities as of March 31, 2001 and 2000, are as follows:

                                           2001                 2000
         Current deferred tax assets:
           Accounts receivable             $      98,054        $     72,507
           Accrued expenses                      106,140             139,424

                                                 204,194             211,931
           Valuation allowance                  (204,194)           (211,931)

            Net current deferred tax asset $         -0-        $        -0-

         Non-current deferred tax assets/
         (liabilities):
           Equipment                       $     (54,756)       $    (48,811)
           Intangible assets                     897,047             982,898
           Self-insurance                        314,130             352,898
           Net operating loss carryover        2,490,827           2,192,112

                                               3,647,248           3,479,097
           Valuation allowance                (3,647,248)         (3,479,097)
             Net non-current deferred
             tax asset                     $         -0-        $        -0-

     The valuation allowance increased by $160,414, $53,550, and $14,962 during the years ended March 31, 2001, 2000 and 1999, respectively. Federal and State net operating loss carry-overs were approximately $5,512,000 and $5,897,000, respectively, at March 31, 2001. They begin to expire in 2010.

Command Security Corporation

March 31, 2001, 2000 and 1999

19.      Administrative Service Agreements

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

         The Company may extend operating loans to these administrative service clients. As of March 31, 2001, the Company had one loan outstanding with a balance of $174,000, providing for monthly payments of $3,000 plus interest at 14 % per annum.

         The following is a summary of the administrative service clients' activities for the years ended March 31, 2001, 2000 and 1999, respectively, the components of which have been excluded from the Company's financial statements:


                                                                              2001                2000                    1999
            Employer of record administrative service revenue
               Administrative service clients' guard service revenue        $       -0-        $566,190               $ 7,528,163
               Cost of revenue                                                      -0-        (444,664)               (5,612,727)
               Gross profit                                                         -0-         121,526                 1,915,436
               Administrative service clients' share of gross profit                -0-         (87,634)               (1,468,608)

                                                                                    -0-          33,892                   446,828
            Non employer of record administrative service revenue               274,277         520,304                   466,670

               Administrative service revenue                               $   274,277        $554,196               $   913,498



20.      Fair Value

         The fair value of the Company's long-term notes receivable is based on the current rates offered by the Company for notes of the same remaining maturities. The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2001 and 2000, the fair value of long-term notes receivable and long-term debt approximates their carrying amounts.

Command Security Corporation

March 31, 2001, 2000 and 1999

21.      Acquisitions

           During the years ended March 31, 2000 and 1999, the Company acquired two security guard businesses, consisting principally of customer lists, for approximately $30,000 and $181,000, respectively, payable in cash and notes. The Company accounted for these acquisitions using the purchase method. The financial statements include the operations of these businesses from the acquisition date. The customer lists are being amortized over a five year period, the estimated economic lives of the lists.

22.      Related Party Transactions

           In connection with providing security guard services to one of its multi-national clients, the Company has engaged Reliance Security Group plc, a significant stockholder (see Note 13), as a subcontractor for these services. Included in cost of sales for the year ended March 31, 2001, are $52,510 charged by Reliance for these services. This amount, as well as advances by Reliance in connection with the cost of providing the Company with financial oversight services of $140,000 are included with current liabilities as of March 31, 2001. These amounts do not provide for interest and are expected to be paid in the ordinary course of business.

           A director of Deltec International SA, the parent of Deltec Development Corporation, the former subordinated debt lender to the Company, was also a member of the Board of Directors of the Company until November, 2000. Interest paid in connection with the Deltec debt amounted to $32,813 for the year ended March 31, 1999. The debt was paid in full in February, 1999. Expenses of $16,000, $20,800, and $20,800 were paid on behalf of this director as compensation for services rendered for the years ended March 31, 2001, 2000 and 1999, respectively.

23.      Reclassifications

           Certain 2000 amounts have been reclassified to conform with the 2001 presentation. These reclassifications had no impact on financial condition or results of operations.

24.      Quarterly Results (unaudited)

           Summary data relating to the results of operations for each quarter for the years ended March 31, 2001 and 2000, follows:


                                                                     Three Months Ended
                                            June 30           Sept. 30            Dec. 31           March 31

            Fiscal year 2001
               Guard service revenue     $16,117,665        $18,322,148        $18,836,792        $18,043,835
               Gross profit                2,681,553          2,932,147          3,099,764          2,817,646
               Net income/(loss)              70,107           (421,912)           (75,261)           (11,820)
               Net income/(loss)
                 per common share (basic)       .005               (.07)              (.02)             (.002)

            Fiscal year 2000
               Guard service revenue      13,402,632         15,217,897         15,322,437         15,302,961
               Gross profit                2,468,437          2,860,228          2,503,814          2,170,387
               Net income/(loss)             189,434            550,969             49,846         (1,099,959)
               Net income/(loss)
                 per common share (basic)        .02                .07                .01               (.17)

             The second quarter 2001 loss includes stockholder derivative suit related expenses of $373,746. The fourth quarter 2000 loss includes a bad debt charge of $738,117 due to the bankruptcy of a major client.



                         COMMAND SECURITY CORPORATION
                SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                                   Against
                                                                   Amounts                                Uncollectible
                                         Balance at  Charged to     Due to       Charged                    Accounts       Balance
                                         Beginning   Costs and  Administrative  to Other                     Writte        at End of
                                         of Period    Expenses  Service Clients Accounts     Recoveries       Off           Period

Year  ended March 31, 2001:

  Deducted from asset accounts:
      Allowance for doubtful accounts
        receivable - current maturities  $1,288,246  $ 417,656  $   32,840      $   5,407    $           $1,148,364     $   595,785

      Allowance for doubtful notes
        receivable - current maturities       8,717                                               6,471                       2,246

      Allowance for other doubtful
        receivables - current maturities        -0-     113,119                                             113,119             -0-

      Allowance for doubtful notes
        and long-term receivables,
        net of current maturities               -0-                                                                             -0-

Year  ended March 31, 2000:

Deducted from asset accounts:
      Allowance for doubtful accounts
        receivable - current maturities     701,325     969,937                   106,972<F1>    71,970     418,018       1,288,246

      Allowance for doubtful notes
        receivable - current maturities     267,790                                34,408        34,608     258,873           8,717

      Allowance for other doubtful
        receivables - current maturities    987,192                                                         987,192             -0-

      Allowance for doubtful notes and
        long-term receivables,
        net of current maturities               -0-                                                                             -0-

Year  ended March 31, 1999:

Deducted from asset accounts:
      Allowance for doubtful accounts
        receivable - current maturities     716,347     309,348    (36,143)                                 288,227         701,325

      Allowance for doubtful notes
        receivable - current maturities     273,715                 88,447                       60,448      33,924         267,790

      Allowance for other doubtful
        receivables - current maturities  1,024,319      58,568    (88,447)       250,000<F2>   255,597       1,651         987,192

      Allowance for doubtful notes
        and long-term receivables,
        net of current maturities               -0-                                                                              -0-


        <F1> Represents sales tax refund claims ($85,823) and expense accrual reduction ($21,149).

        <F2> Represents cash received for item previously removed from accounts.



See auditor's report

                                  SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  COMMAND SECURITY CORPORATION

                                  By: /s/ William C. Vassell
                                  -------------------------------------
                                  William C. Vassell
                                  President, Chairman and Chief
                                  Executive Officer

Date: July 2, 2001

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

/s/ William C. Vassell           President, Chairman and         July 2, 2001
-----------------------------    Chief Executive Officer
William C. Vassell

/s/ Graeme R. Halder
-----------------------------    Chief Financial Officer         July 2, 2001
Graeme R. Halder

/s/ Gregory J. Miller
-----------------------------    Director                        July 2, 2001
Gregory J. Miller


-----------------------------    Director                        July 2, 2001
Carl E. Painter

/s/ Peter J. Nekos
-----------------------------    Director                        July 2, 2001
Peter J. Nekos


-----------------------------    Director                        July 2, 2001
Geoffrey P. Haslehurst


-----------------------------    Director                        July 2, 2001
Kenneth Allison

/s/ Eugene U. McDonald           Sr. Vice President              July 2, 2001
----------------------------     Guard Operations
Eugene U. McDonald

/s/ Martin C. Blake              Vice President                  July 2, 2001
----------------------------     Aviation Service
Martin C. Blake

/s/ William Dunn                 Corporate Secretary             July 2, 2001
-----------------------------    General Counsel
William Dunn