Form 10-Q
period 2001-06-30
COMMAND SECURITY CORP
filed 2001-08-20
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    -------------------------

                        Commission file number 0-18684
                                               -------

                         Command Security Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              New York                                   14_1626307
------------------------------------       ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

Lexington Park, LaGrangeville, New York                 12540
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (845) 454-3703
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]      No   [ ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of August 10, 2001).

                         COMMAND SECURITY CORPORATION

                                    INDEX

PART I.  Financial Information                                     Page No.

Item 1.  Financial Statements

               Condensed Statements of Operations -
                three months ended June 30, 2001
                and 2000 (unaudited)                                    3

               Condensed Balance Sheets -
                June 30, 2001 and March 31, 2001
                (unaudited)                                             4

               Condensed Statements of Stockholders' Equity -
                three months ended June 30, 2001 and 2000
                (unaudited)                                             5

               Condensed Statements of Cash Flows -
                three months ended June 30, 2001 and 2000
                (unaudited)                                           6 - 7

               Notes to Condensed Financial Statements                8 - 9

Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition              10 - 13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     13

PART II. Other Information

Item 1.  Legal Proceedings                                              14

Item 6.  Exhibits and Reports on Form 8-K                               14

Signature                                                               15

PART I.       Financial Information

Item 1.       Financial Statements

                         COMMAND SECURITY CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                            Three Months Ended
                                        June 30,           June 30,
                                          2001               2000

Revenue                               $18,498,741        $16,117,665
Cost of revenue                        15,935,849         13,436,112

Gross profit                            2,562,892          2,681,553

Administrative service revenue             59,357             88,302

                                        2,622,249          2,769,855

Operating expenses
  General and administrative expenses   2,719,746          2,342,919
  Amortization of intangibles              46,217             96,560
  Provision for doubtful accounts          62,949            126,989

                                        2,828,912          2,566,468

Operating profit/(loss)                  (206,663)           203,387

Interest income                            24,761             32,063
Interest expense                         (214,010)          (213,137)
Insurance rebate                               -0-            50,000
Equipment dispositions                      1,692             (2,206)

Income/(loss) before income taxes        (394,220)            70,107
Provision for income taxes                     -0-                -0-

Net income/(loss)                        (394,220)            70,107

Preferred stock dividends                      -0-           (40,674)

Net income/(loss) applicable to
 common stockholders                  $  (394,220)       $    29,433

Net income/(loss) per common share    $      (.06)       $      .005

Weighted average number
 of common shares outstanding           6,287,343          6,287,343

          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION
                           CONDENSED BALANCE SHEETS
                                 (Unaudited)


                                                          June 30,            March 31,
                                                            2001                2001
ASSETS
Current assets:
  Restricted cash                                        $        -0-       $   466,403
  Accounts receivable, net                                15,797,434         14,492,969
  Prepaid expenses                                           230,194            353,922
  Other receivables, net                                     244,128            308,842

    Total current assets                                  16,271,756         15,622,136

Property and equipment, net                                1,218,315          1,230,178

Other assets:
  Intangible assets, net                                     306,439            352,656
  Restricted cash                                            249,616            244,620
  Other receivables, net                                     395,360            411,218
  Other assets                                               146,161            129,707

    Total other assets                                     1,097,576          1,138,201

Total assets                                             $18,587,647        $17,990,515

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                         $ 1,572,097        $ 1,039,698
  Current maturities of long-term debt                     1,425,687          1,441,080
  Current maturities of obligations under capital leases     116,023            104,773
  Short-term borrowings                                    7,391,435          6,942,779
  Accounts payable                                         1,108,088          1,097,298
  Accounts payable, related party                            645,183                 -0-
  Due to service companies                                    81,929             87,157
  Accrued payroll and other expenses                       2,671,184          3,035,048

    Total current liabilities                             15,011,626         13,747,833

Self-insurance reserves                                      780,088            730,374
Long-term debt due after one year                          1,297,474          1,628,307
Obligations under capital leases due after one year          180,948            172,270

                                                          17,270,136         16,278,784

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value              2,033,682          2,033,682
  Common stock, $.0001 par value                                 629                629
  Additional paid-in capital                               8,619,286          8,619,286
  Retained earnings/(deficit)                             (9,336,086)        (8,941,866)

    Total stockholders' equity                             1,317,511          1,711,731

Total liabilities and stockholders' equity               $18,587,647        $17,990,515


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION
           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)


                                                                                                     Retained
                                              Preferred          Common            Paid-In           Earnings         Treasury
                                                Stock            Stock             Capital           (Deficit)          Stock

Balance at March 31, 2000                     $2,033,682        $     651        $ 8,886,140        $(8,502,980)      $ 226,202

Preferred stock dividends                                                            (40,674)

Retirement of treasury stock                                          (22)          (226,180)                           226,202

Net income - three months ended
 June 30, 2000                                                                                           70,107

Balance at June 30, 2000                       2,033,682              629          8,619,286         (8,432,873)             -0-

Net loss - nine months ended
 March 31, 2001                                                                                        (508,993)

Balance at March 31, 2001                      2,033,682              629          8,619,286         (8,941,866)             -0-

Net loss - three months ended
 June 30, 2001                                                                                         (394,220)

 Balance at June 30, 2001                     $2,033,682        $     629        $ 8,619,286        $(9,336,096)      $      -0-


     See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                      Three Months Ended
                                                                June 30,               June 30,
                                                                2001                     2000

Cash flow from operating activities:
  Net income/(loss)                                            $ (394,220)            $   70,107
  Adjustments to reconcile net income/(loss) to
    net cash provided/(used in) by operating activities:
     Depreciation and amortization                                194,156                262,799
     Provision for doubtful accounts                               62,948                126,989
     (Gain)/loss on equipment dispositions                         (1,692)                 2,206
     Self-insurance reserves                                      124,427                131,848
     (Increase)/decrease in receivables,
      prepaid expenses and deposits                              (711,694)               166,301
     Increase/(decrease) in accounts payable
      and other current liabilities                               212,168               (316,033)

       Net cash provided/(used in) by operating activities       (513,907)               444,217

Cash flows from investing activities:
  Purchases of equipment                                          (59,811)               (55,883)
  Proceeds from sale of equipment                                   1,692                  1,300
  Note issued to service company                                  (35,000)                    -0-
  Principal collections on notes receivable                        28,534                     -0-

    Net cash used in investing activities                         (64,585)               (54,583)

Cash flows from financing activities:
  Net advances/(repayments) on line-of-credit                     539,115               (252,932)
  Increase in cash overdrafts                                     532,399                 72,509
  Principal payments on other borrowings                         (464,135)              (179,980)
  Principal payments on capital lease obligations                 (28,887)               (29,231)

    Net cash provided by/(used in) financing activities           578,492               (389,634)

Net change in cash
 and cash equivalents                                                  -0-                    -0-
Cash and cash equivalents
 at beginning of period                                                -0-                    -0-
    Cash and cash equivalents
     at end of period                                          $       -0-            $       -0-


          See accompanying notes to condensed financial statements.

                                                                    (Continued)
                         COMMAND SECURITY CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

 Cash paid during the three months ended June 30 for:
                                                            2001       2000
  Interest                                               $ 214,010  $ 213,137
  Income taxes                                                  -0-        -0-

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the three months ended June 30, 2001 and 2000, the Company purchased transportation equipment with direct installment and lease financing of $76,265 and $82,992, respectively.

For the three months ended June 30, 2000, the Company accrued dividends of $40,674 on its Series A convertible preferred stock. This charge to paid-in capital and credits to dividends payable have been excluded in the statement of cash flows.

          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the year ended March 31, 2001.

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at June 30, 2001, and for the period then ended. All such adjustments are of a normal recurring nature.

1.)  Short-Term Notes Payable:
       In November, 2000, the Company entered into a three year agreement with LaSalle Busines Credit, Inc. ("LaSalle") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. At June 30, 2001, the Company had used $7,364,300 of this line, representing approximately 91% of its maximum borrowing capacity. Interest is payable at LIBOR plus 2% (5.918%) on the first $5,000,000 and at prime (6.75%) on the excess, or $2,364,300, at June 30, 2001. The line is collateralized by customer accounts receivable and substantially all other assets of the Company.

2.)  Net Income/(Loss) per Common Share:
       Under the requirements of Financial
       Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. No diluted earnings per share are presented because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive.

3.)  Preferred Stock
       The Company has issued and outstanding 12,325 shares of Series A Preferred Stock. The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share, or $2,022,682. The Company has suspended payment of preferred dividends as of July 1, 2000, until it can re-establish sufficient surplus in accordance with applicable regulations. Total dividends in arrears as of June 30, 2001, were $162,696, or $.03 per common share.

4.)  Self-Insurance
       The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers compensation related losses incurred included in cost of sales were $538,190 and $407,391 for the three months ended June 30, 2001 and 2000, respectively.

                                                                    (Continued)
                         COMMAND SECURITY CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

4.)  Self-Insurance: (continued)
       The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability insurance policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. In addition, the Company has obtained an excess general liability insurance policy that covers claims for an additional $50,000,000 in the aggregate. The Company retains the risk for the first $25,000 per occurrence ($50,000 for claims based on losses incurred prior to October 1, 2000). Charges for general liability self-insurance expense of $124,427 and $131,848, are included in cost of sales for the three months ended June 30, 2001 and 2000, respectively. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors to provide for estimated losses incurred but not yet reported.

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

5.) Contingent Liabilities:
       The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability, casualty and worker's compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments, however, the exposure to the Company under general liability is limited to the first $50,000 for cases before October 1, 2000, and $25,000 for cases after that date. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely effected by a poor claims history.

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

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words "intends", "plans", "efforts", "anticipates", "believes", "expects", or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified at the end of this
Item 2. The actual results may vary significantly based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from any suggested in the following statements.

Revenue

Revenue increased by $2,381,076 or 14.8% for the quarter ended June 30, 2001, to $18,498,741 from $16,117,665 for the quarter ended June 30, 2000. The major components of the increase in the first quarter were: approximately $2,431,000 from additional accounts within the commercial airline industry and $714,000 from the servicing of an ATM contract in the UK which is sub-contracted to Reliance Security Group plc. These increases have been offset by a reduction of approximately $838,000 in revenue in the guard branch network, mainly due to terminated accounts in New York City and the Connecticut region. Management expects revenue growth to slow down from current levels due to the termination of unprofitable contracts in the Guard division. Reliance Security Group plc is an affiliate of the Company in that it owns in excess of ten (10%) percent of the Company's outstanding stock. The ATM contract in the UK which has been sub-contracted to Reliance has been entered into on terms which management believe to be arms-length.

Gross Profit

Gross profits decreased by $118,661 to $2,562,892 (13.9% of sales) for the quarter ended June 30, 2001, from $2,681,553 (16.6% of sales) for the quarter ended June 30, 2000. Recruitment and retention remains a key management issue with the tight labor market having an adverse impact on overtime and recruitment costs generally. One of the most significant increases was in sub-contractor costs which rose by approximately $786,000 mainly due to the UK contract mentioned above which cost approximately $638,000. Management expects margins to remain at or slightly above current levels given the current state of the economy and the continuing pressure on margins due to the competitive nature of the guard industry. A review of each division is currently being undertaken to assess its relative profitability and the impact on future margin levels.

Administrative Service Revenue

The Company provides payroll and billing services and accounts receivable financing through contracts with administrative service clients for a percentage of the revenue or gross profit generated from their business. The Company owns the accounts receivable while the administrative service client manages its internal operations including sales and marketing of its guard contracts. The caption "Administrative Service Revenue" represents the income earned on the Administrative Agreements as well as income earned on back-office support to police departments for off-duty police services. Administrative service revenue decreased by $28,945 to $59,357 in the quarter ended June 30, 2001, from $88,302 in the quarter ended June 30, 2000. The decrease is primarily due to a non-employer of record contract which terminated in May 2000. The Company continued to support one administrative service client and three police departments in the quarter ended June 30, 2001. The police department revenue represented 62% of the fee revenue earned in the quarter ended June 30, 2001.

                                                                    (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General and Administrative Expenses

General and administrative expenses increased by $376,827 to $2,719,746 for the quarter ended June 30, 2001, from $2,342,919 for the quarter ended June 30, 2000. The main areas of increase were the increased cost of the new sales force in both the guard and administrative service client divisions of approximately $235,000 and increases in the cost of telephone ($33,853), professional fees ($28,686), travel and entertainment ($29,943) and sales commission ($14,886).

Amortization of Intangibles

Amortization of intangibles decreased by $50,343 to $46,217 for the quarter ended June 30, 2001, compared to $96,560 for the quarter ended June 30, 2000. The reduction is primarily due to intangible assets from earlier acquisitions being fully amortized.

Provision for Doubtful Accounts (Net)

The provisions for doubtful accounts decreased by $64,040 to $62,949 for the quarter ended June 30, 2001, compared to $126,989 for the quarter ended June 30, 2000. The main reason for the decrease in the provision was due to the non-performance of various smaller accounts in the Company's New York City and New Jersey branches in the quarter ended June 30, 2000 which were not repeated in the current quarter. The Company periodically evaluates the requirement for providing for credit losses on its accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will decrease in future periods nor is it believed by management that this decrease is necessarily indicative of a trend.

Interest Income

Interest income decreased by $7,302 to $24,761 for the quarter ended June 30, 2001, from $32,063 in the quarter ended June 30, 2000. The decrease in interest income was primarily due to the termination of a non-employer of record administrative service client in May 2000 and interest income for the remainder of the fiscal year is not expected to change significantly from current levels.

Interest Expense

Interest expense rose slightly to $214,010 for the quarter ended June 30, 2001, from $213,137 for the quarter ended June 30, 2000, an increase of $873. The increased charge primarily arose from a higher average borrowing on the term loan offset by reduced average borrowings on the revolver loan and a decrease in average interest rates. These averaged approximately 10.8% for the quarter ended June 30, 2000 compared to around 8.5% for the quarter ended June 30, 2001.

Insurance Rebates

The insurance rebate of $50,000 for the quarter ended June 30, 2000 represented a multi-year commitment longevity discount from a third-party insurance carrier covering workers' compensation, general liability and automobile insurance for earlier years. No such rebates were received in the quarter ended June 30, 2001. The Company does not expect any further material insurance rebates of this kind for the balance of fiscal 2002.

Equipment Dispositions

The gain on equipment dispositions of $1,692 in the quarter ended June 30, 2001, related to the disposal of four vehicles sold at above book value and compares with a loss of $2,206 for the quarter ended June 30, 2000.

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

The LaSalle loan agreement provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. LaSalle also provided a term loan in the amount of $3,000,000 to be repaid in equal monthly installments of $100,000 through June 2003. Outstanding balances under the revolving loan and the term loan can be made up of a combination of Prime loans and LIBOR loans although the maximum outstanding LIBOR loans at any one point in time can not exceed three. The revolving loans bear interest at prime on the prime rate loans and at LIBOR plus 2% on the LIBOR loans. The term loan rates are prime and LIBOR plus 2.50%. All loans are collateralized by a pledge of the Company's accounts receivable and other assets.

At June 30, 2001, the Company had borrowed $7,364,300 representing approximately 91% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the loan and security agreement.

Long term debt (including current maturities) decreased by $346,226 to $2,723,161 at June 30, 2001, from $3,069,387 at March 31, 2001 primarily due to repayments on the LaSalle term loan of $300,000. Capital lease obligations were $296,971 at the quarter ended June 30, 2001 compared to $277,043 as at March 31, 2001. The Company took on additional capital lease obligations during the quarter ended June 30, 2001 of $48,815. The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

Effective July, 2000, we suspended payment of preferred stock dividends until we re-establish sufficient reserves through future earnings. As of June 30, 2001, we owed our preferred stockholders $162,696 and dividends will continue to accumulate at the rate of $40,674 per quarter.

The Company's operations for the quarter ended June 30, 2001, resulted in an operating loss of $206,663, a decrease of $410,050 compared to a profit of $203,387 for the quarter ended June 30, 2000. The reduction is primarily due to the costs of investment in people and infrastructure to maintain and manage the volume growth and the additional sales people taken on to develop the business organically. The Company saw a reduction of $614,173 in its working capital from $1,874,303 as at March 31, 2001 to $1,260,130 as at June 30, 2001. This is primarily due to the loss incurred in the quarter ended June 30, 2001 and repayments on the LaSalle term loan. The Company experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $1,572,097 as of June 30, 2001, compared to $1,039,698 at March 31, 2001. Cash balances and overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

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

         The Company's ability to realize its projections will be largely dependent upon its ability to maintain margins, which in turn will be determined in large part by management's control over costs and its ability to negotiate rate increases in those cases where the Company's margin is not adequate. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as litigation expense, fees incurred in connection with extraordinary business transactions, interest expense, inflation, labor unrest, low unemployment, increased payroll and related costs.

         The Company's ability to negotiate rate concessions from clients in those cases where their existing contract does not provide a sufficient margin to the Company will be depend on several factors. These include the Company's relationship and history of service with the client and the effect of other competitors for the client's business. Generally, competition is intense. The expected impact of the Company's inability to negotiate such concessions would be a reduction in revenue as such contracts are terminated. On the other hand, it is expected that margins will improve as low margin business is eliminated.

         Except to the extent disclosed herein, management currently has no reasonable basis of information upon which to conclude that any significant security guard customers will default in payment for the services rendered by the Company except for one former customer in New York with a balance due to the Company of approximately $560,000 for which a lawsuit has been instigated. Any such default by a significant client due to bankruptcy or otherwise would have a material adverse impact on the Company's liquidity, results of operations and financial condition.

Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10-Q and 8-K (all as filed with the Securities and Exchange Commission from time to time).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with LaSalle. Based on the Company's interest rate at June 30, 2001 and average outstanding balances during the three months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $24,200 over the next three months.

PART II.    Other Information

Item 1.     Legal Proceedings

    Reference is made to footnote 5 to the condensed financial statements presented herein.

Item 6.     Exhibits and Reports on Form 8-K

 (1) Exhibits

       None

 (2) Reports on Form 8-K

       During the quarter the Company filed one form 8-K, dated April 18, 2001, reporting a press release.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 COMMAND SECURITY CORPORATION




Date: August 17, 2001                            By: /s/ William C. Vassell
                                                 William C. Vassell, President,
                                                 CEO and Chairman of the Board



                                                 By: /s/ Graeme Halder
                                                 Graeme Halder, Chief Financial
                                                 Officer