Form 10-Q
period 2001-09-30
COMMAND SECURITY CORP
filed 2001-11-14
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001

                         OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

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

Yes   X      No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of November 12, 2001).

                         COMMAND SECURITY CORPORATION

                                    INDEX

PART I.  Financial Information                                         Page No.

Item 1.  Financial Statements

               Condensed Statements of Operations -
               three months and six months ended
               September 30, 2001 and 2000 (unaudited)                    3

               Condensed Balance Sheets -
               September 30, 2001 and March 31, 2001
               (unaudited)                                                4

               Condensed Statements of Changes in Stockholders'
               Equity Six months ended September 30, 2001 and 2000
               (unaudited)                                                5

               Condensed Statements of Cash Flows Six months ended
               September 30, 2001 and 2000
               (unaudited)                                               6-7

               Notes to Condensed Financial Statements                   8-9

Item 2.  Management's Discussion and Analysis of

               Results of Operations and Financial Condition            10-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      16

PART II. Other Information

Item 1.  Legal Proceedings                                               16

Item 6.  Exhibits and Reports on Form 8-K                                16

Signature                                                                16

PART I. Financial Information

Item 1. Financial Statements


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                Three Months Ended                      Six Months Ended
                                                          ------------------------------         ------------------------------

                                                          September 30       September 30        September 30       September 30
                                                              2001               2000                2001               2000
                                                          -----------        -----------         -----------        -----------

Revenue                                                   $18,775,798        $18,322,148         $37,274,539        $34,439,813

Cost of revenue                                            15,685,991         15,390,001          31,621,840         28,826,113
                                                          -----------        -----------         -----------        -----------
Gross profit                                                3,089,807          2,932,147           5,652,699          5,613,700

Administrative service revenue                                 64,669             64,294             124,026            152,596
                                                          -----------        -----------         -----------        -----------
                                                            3,154,476          2,996,441           5,776,725          5,766,296
                                                          -----------        -----------         -----------        -----------
Operating expenses
  General and administrative expenses                       2,906,737          2,666,789           5,626,483          5,009,708
  Amortization of intangibles                                  37,944             78,922              84,161            175,482
  Provision for doubtful accounts, net                         84,983            100,860             147,932            227,849
                                                          -----------        -----------         -----------        -----------
                                                            3,029,664          2,846,571           5,858,576          5,413,039
                                                          -----------        -----------         -----------        -----------

Operating profit/(loss)                                       124,812            149,870             (81,851)           353,257

Interest income                                                22,420             22,295              47,181             54,358
Interest expense                                             (180,883)          (223,939)           (394,893)          (437,076)
Insurance rebates                                                  -0-            10,799                  -0-            60,799
Stockholder derivative suit related expenses                       -0-          (373,746)                 -0-          (373,746)
Equipment dispositions                                           (760)            (7,191)                932             (9,397)
                                                          -----------        -----------         -----------        -----------
Loss before income taxes                                      (34,411)          (421,912)           (428,631)          (351,805)
Provision for income taxes                                         -0-                -0-                 -0-                -0-
                                                          -----------        -----------         -----------        -----------

Net loss                                                      (34,411)          (421,912)           (428,631)          (351,805)

Preferred stock dividends                                          -0-                -0-                 -0-           (40,674)
                                                          -----------        -----------         -----------        -----------

Net loss applicable to
 common stockholders                                      $   (34,411)       $  (421,912)        $  (428,631)       $  (392,479)
                                                          ===========        ===========         ===========        ===========
Net loss per common share                                 $     (0.01)       $     (0.07)        $     (0.07)       $     (0.06)
                                                          ===========        ===========         ===========        ===========
Weighted average number
 of common shares outstanding                               6,287,343          6,287,343           6,287,343          6,287,343
                                                          ===========        ===========         ===========        ===========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                          CONDENSED BALANCE SHEETS
                                 (Unaudited)


                                                          September 30,  March 31,
                                                              2001         2001
                                                          -----------   -----------
ASSETS

Current assets:
  Restricted cash                                         $        -0-  $   466,403
  Accounts receivable, net                                 15,965,643    14,492,969
  Prepaid expenses                                            278,972       353,922
  Other receivables, net                                      366,636       308,842
                                                          -----------   -----------
    Total current assets                                   16,611,251    15,622,136

Property and equipment, net                                 1,241,396     1,230,178

Other assets:
  Intangible assets, net                                      268,495       352,656
  Restricted cash                                             251,585       244,620
  Other receivables, net                                      276,774       411,218
  Other assets                                                148,297       129,707
                                                          -----------   -----------
    Total other assets                                        945,151     1,138,201
                                                          -----------   -----------
Total assets                                              $18,797,798   $17,990,515
                                                          ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                          $ 1,761,343   $ 1,039,698
  Current maturities of long-term debt                      1,445,476     1,441,080
  Current maturities of obligations under capital leases      149,789       104,773
  Short-term borrowings                                     8,066,468     6,942,779
  Accounts payable                                          1,217,870     1,044,788
  Accounts payable, related party                             193,550        52,510
  Due to administrative service clients                        43,430        87,157
  Accrued payroll and other expenses                        2,732,236     3,035,048
                                                          -----------   -----------
    Total current liabilities                              15,610,162    13,747,833

Self-insurance reserves                                       747,856       730,374
Long-term debt due after one year                           1,012,263     1,628,307
Obligations under capital leases due after one year           144,417       172,270
                                                          -----------   -----------
                                                           17,514,698    16,278,784

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value               2,033,682     2,033,682
  Common stock, $.0001 par value                                  629           629
  Additional paid-in capital                                8,619,286     8,619,286
  Retained earnings/(deficit)                              (9,370,497)   (8,941,866)
                                                          -----------   -----------
    Total stockholders' equity                              1,283,100     1,711,731
                                                          -----------   -----------
Total liabilities and stockholders' equity                $18,797,798   $17,990,515
                                                          ===========   ===========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)


                                                                                                Retained
                                               Preferred        Common         Paid-In          Earnings         Treasury
                                                 Stock          Stock          Capital          (Deficit)          Stock
                                              ----------        ------       ----------        -----------       ---------

Balance at March 31, 2000                     $2,033,682        $  651       $8,886,140        $(8,502,980)      $(226,202)

  Preferred stock dividends                                                     (40,674)

  Retirement of treasury stock                                     (22)        (226,180)                           226,202

Net loss - six months ended
 September 30, 2000                                                                               (351,805)
                                              ----------        ------       ----------        -----------       ---------

Balance at September 30, 2000                  2,033,682           629        8,619,286         (8,854,785)             -0-

  Net loss - six months ended
  March 31, 2001                                                                                   (87,081)
                                              ----------        ------       ----------        -----------       ---------

Balance at March 31, 2001                      2,033,682           629        8,619,286         (8,941,866)             -0-

Net loss - six months ended
 September 30, 2001                                                                               (428,631)
                                              ----------        ------       ----------        -----------       ---------

Balance at September 30, 2001                 $2,033,682        $  629       $8,619,286        $(9,370,497)      $      -0-
                                              ==========        ======       ==========        ===========       =========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                             Six Months Ended
                                                   ----------------------------------
                                                   September 30,          September 30,
                                                       2001                   2000
                                                   -----------            -----------

Cash flows from operating activities:
  Net loss                                         $  (428,631)           $  (351,805)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                     378,850                502,978
     Provision for doubtful accounts                   147,932                227,849
     (Gain)/loss on equipment dispositions                (932)                 9,397
     Self-insurance reserves                           145,136                239,272
     Increase in receivables,
      prepaid expenses and deposits                 (1,018,821)            (1,575,456)
     Increase/(decrease) in accounts payable
      and other current liabilities                   (160,071)               417,139
                                                   -----------            -----------
       Net cash used in operating activities          (936,537)              (530,626)
                                                   -----------            -----------

Cash flows from investing activities:
  Purchases of equipment                              (102,248)              (119,297)
  Proceeds from sale of equipment                       13,351                  2,950
  Note issued to service company                       (35,000)                    -0-
  Purchases of intangible assets                            -0-               (50,000)
  Principal collections on notes receivable             76,349                  4,412
                                                   -----------            -----------
    Net cash used in investing activities              (47,548)              (161,935)
                                                   -----------            -----------

Cash flows from financing activities:
  Net borrowings on lines-of-credit                  1,196,229                679,653
  Increase in cash overdraft                           721,645                455,543
  Principal payments on other borrowings              (861,444)              (303,649)
  Principal payments on capital lease obligations      (72,345)               (57,639)
  Payments of preferred stock dividends                     -0-               (81,347)
                                                   -----------            -----------
    Net cash provided by financing activities          984,085                692,561
                                                   -----------            -----------

Net change in cash
 and cash equivalent                                        -0-                    -0-
Cash and cash equivalents
 at beginning of period                                     -0-                    -0-
Cash and cash equivalents
 at end of period                                  $        -0-           $        -0-
                                                   ===========            ===========


          See accompanying notes to condensed financial statements.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:

                         2001                  2000
                       --------              --------
Interest               $394,893              $437,076
Income taxes                 -0-                   -0-

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the six months ended September 30, 2001 and 2000, the Company purchased transportation and office equipment with direct installment and lease financing of $216,078 and $127,307, respectively.

The Company may obtain short-term financing to meet its insurance needs. For the six months ended September 30, 2001 and 2000, $50,686 and $51,271, respectively, were borrowed for this purpose. These borrowings have been excluded from the condensed statements of cash flows.

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

The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at September 30, 2001, and for the period then ended. All such adjustments are of a normal recurring nature.

1.)  Short-Term Notes Payable

       In November, 2000, the Company entered into a three-year agreement with LaSalle Business Credit, Inc. ("LaSalle") under a loan and security agreement(the "agreement"). This agreement provides for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. At September 30, 2001, the Company had used $8,021,414 of this line, representing approximately 96% of its maximum borrowing capacity. Interest is payable first $5,000,000 and at prime (6.00%) on the excess, or $3,021,414, at at LIBOR plus 2% (5.501%) on the September 30, 2001. The line is collateralized by customer accountsreceivable and substantially all other assets of the Company.

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

3.)  Preferred Stock

       The Company has issued and outstanding 12,325 shares of Series A Preferred Stock. The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share, or $2,033,625. The Company has suspended payment of preferred dividends as of July 1, 2000, until it can re-establish sufficient surplus in accordance with applicable regulations. Total dividends in arrears as of September 30, 2001, were $203,368, or $.03 per common share.

4.)  Self-Insurance

       The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers compensation related losses incurred included in cost of sales were $970,536 and $870,080 for the six months ended September 30, 2001 and 2000, respectively.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

4.)  Self-Insurance: (continued)

       The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability insurance policies with third-party insurance companies. Such policies have limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. In addition, the Company has obtained an excess general liability insurance policy that covers claims for an additional $50,000,000 in the aggregate. The Company retains the risk for the first $25,000 per occurrence ($50,000 for claims based on losses incurred prior to October 1, 2000). Charges for general liability self-insurance expense of $145,136 and $239,272, are included in cost of sales for the six months ended September 30, 2001 and 2000, respectively. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors to provide for estimated losses incurred but not yet reported.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                   For the period ended September 30, 2001

Management's Discussion and Analysis should be read in conjunction with the Company's financial statements and the related notes thereto. In this discussion, the words "Company", "we", "our" and "us" refer to Command Security Corporation.

Results of operations

Overview

        The Company and its personnel were extremely saddened by the events of September 11, 2001. There was no immediate impact on the Company's operation and the Company as a whole is determined to rise to the challenge of terrorism in all areas of security services. The impact of legislation in the aviation security area remains uncertain. The Company is monitoring the status of legislation with the realization that some level of federalization of those services may adversely affect the Company's operations. The Company considers the chances of full federalization to be remote. The more likely scenario is federalization of the contracting responsibility, which could have the impact of higher wage rates with resultant better retention and lower liability. The long-term impact of this is impossible to predict. The Company is of the opinion that recent events will call for hightened security which will provide opportunities to better serve our clients and expand operations in the Aviation sector and in the security industry generally.

        Following the deterioration in profitability in the first quarter of the fiscal year, primarily due to the additional costs of the business development managers in the guard division, we undertook a review of each division. This resulted in the hiring of new vice-presidents to manage the guard and national accounts divisions. We also switched the vice president responsible for the development of the administrative service program to the sales development program of the guard division. In addition to these changes, the number of business development managers (BDM's) was reduced from 13 to 7 to contain costs. We also suspended the development of the administrative service programs. A cost control program has been implemented in all areas of the business and this was largely completed by September 30, 2001. Management expects this to have a significant positive impact on results of operations and liquidity for the remainder of the fiscal year.

Earnings

        We are encouraged by the improvement in the performance of the second quarter, reducing the loss to $34,411 compared to a loss of $394,220 in the first quarter. Part of the improvement came from insurance cost savings due to fewer reported claims and reduced labor and subcontract costs due to the termination of less profitable contracts that had an adverse impact on revenue growth. These factors improved the gross profit margin to 16.5% compared to 13.9% the previous quarter. Although general and administrative expenses did increase quarter on quarter, the cost control programs implemented in August and September 2001 are expected to have a beneficial impact in the third quarter and beyond. The operating profit of $124,812 was slightly down from that achieved in the previous year of $149,870 but was significantly improved from the operating loss of $206,663 for the first quarter of this fiscal year. The key task for us is to continue the upward profit trend and to convert that into cash to improve our availability to fund future growth. This will help us to further reinforce management strength and depth and develop improved systems.

Revenue

        Revenue increased by $453,650 or 2.5% for the quarter ended September 30, 2001, to $18,775,798 from $18,322,148 in 2000. The major components of the increase in the second quarter were: approximately $1,255,000 from additional accounts within the commercial airline industry including a new contract at Philadelphia airport offset by a reduction of approximately $1,152,000 in revenue from the guard branch network. This was the result of terminations of less profitable contracts in excess of new starts, primarily in New York City.

        For the six months ended September 30, 2001, revenue increased by $2,834,726 or 8.2% to $37,274,539 from $34,439,813 for the six months ended
September 30, 2000. This was due to increases in Aviation revenues ($3,686,000) and the ATM contract in the United Kingdom ($1,018,000) which commenced in March 2001. These increases were offset by a reduction in the guard division of approximately $1,989,000 with less profitable contracts being terminated in excess of new business started.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Gross Profit

        Gross profits increased to $3,089,807 (16.46% of sales) for the quarter ended September 30, 2001, from $2,932,147 (16.00% of sales) for the quarter ended September 30, 2000, a rise of $157,660. The slight improvement in the gross profit margin as a percentage of sales was mostly due to cost savings on insurance ($109,000) and uniforms ($41,000).

        For the six months ended September 30, 2001, gross profit increased by $38,999 to $5,652,699 or 15.17% of revenue compared to $5,613,700 or
16.30% of revenue for the six months ended September 30, 2000. The increase in revenue of $2,834,726 had an impact of $430,028 on gross profits based on the achieved margin of 15.17%. This increase was offset primarily by increased payroll and subcontract costs due to the tight labor market and a resultant increase in overtime and other costs of servicing the various contracts.

Administrative Service Revenue

        We provide payroll and billing services and accounts receivable financing through contracts with administrative service clients for a percentage of the revenue generated from their business. The Company owns the accounts receivable while the administrative service client manages its internal operations including sales and marketing of its guard contracts. The caption "Administrative Service Revenue" represents the income earned on the Administrative Agreements as well as income earned on back-office support to police departments for off-duty police services.

        Administrative service revenue increased marginally by $375 to $64,669 in the quarter ended September 30, 2001, from $64,294 in the quarter ended September 30, 2000. For the six months, administrative service revenue decreased by $28,570 to $124,026 for the period ended September 30, 2001 from $152,596 for the period ended September 30, 2000. The decrease is primarily due to a contract that terminated in May 2000. This had accounted for approximately 56% of the fee revenue in fiscal year 2000. Further development of the administrative service programs has been halted for the time being to contain costs.

General and Administrative Expenses

        General and administrative expenses increased by $239,948 to $2,906,737 for the quarter ended September 30, 2001, from $2,666,789 for the quarter ended September 30, 2000. The main reasons for the increase were the cost of the additional sales people to drive the internal growth program (approximately $273,000), higher administrative salary charges ($129,000) to manage the increased volumes and increased labor settlement costs ($43,000). These rises were offset by decreased professional fees ($78,000) and public company expenses ($43,000) due to reduced legal activity generally following settlement of the stockholder derivative suit.

        For the six months ended September 30, 2001, general and administrative expenses increased by $616,775 to $5,626,483, compared to $5,009,708 for the six months ended September 30, 2000. The major areas of increase were the cost of the sales force ($469,000), additional staff to support the extra volume ($275,000) and higher telephone charges ($125,000). These increases were offset by a reduction in professional fees ($145,000), public company related expenses ($46,000) and franchise tax ($37,000).

Amortization of Intangibles

        Amortization of intangibles decreased by $40,978 to $37,944 for the quarter ended September 30, 2001, compared to $78,922 in 2000. For the six months ended September 30, 2001, amortization of intangibles decreased by $91,321 to $84,161 compared with $175,482 for the six months ended September 30, 2000. The reduction is primarily due to intangible assets from earlier acquisitions being fully amortized.

Provision for Doubtful Accounts (Net)

        The provisions for doubtful accounts decreased by $15,877 to $84,983 for the quarter ended September 30, 2001, compared to $100,860 for the quarter ended September 30, 2000. For the six months ended September 30, 2001, the provision for doubtful accounts decreased by $79,917 to $147,932 compared to $227,849 for the six months ended September 30, 2000. The reduction was due to a provision of $65,000 made against guard service related receivables in the previous year which have not been needed in the current year.

        We periodically evaluate the requirement for providing for credit losses on our accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will decrease in future periods nor is it believed by management that this decrease is necessarily indicative of a trend.

Interest Income

        Interest income remained largely unchanged from the previous year at $22,420 compared to $22,295 for the quarter ended September 30, 2000. For the six months ended September 30, 2001, interest income decreased by $7,177 to $47,181 compared to $54,358 for the six months ended September 30, 2000. The decrease in interest income was primarily due to the termination of an administrative service client in May 2000.

Interest Expense

        Interest expense decreased to $180,883 for the 2001 quarter from $223,939 the previous year, a reduction of $43,056. For the six months ended September 30, 2001, interest expense fell by $42,183 to $394,893 from $437,076 for the six months ended September 30, 2000. The prime base rate fell throughout the quarter from 7.00% at the start of the quarter to 6.00% by the end. It has since dropped further to 5.50% in October. This compared with a prime rate of 9.50% throughout the quarter the previous year. These savings were partially offset by higher average borrowings.

Insurance Rebates

        The insurance rebate of $10,799 for the quarter ended September 30, 2000 related to the reimbursement of a maintenance tax surcharge. The rebate of $60,799 for the six months ended September 30, 2000 also included a $50,000 rebate from a third-party insurance carrier covering workers' compensation, general liability and automobile insurance for earlier years. No such rebates have been received in the six months ended September 30, 2001. The Company does not expect any material insurance rebates of this kind for the balance of fiscal 2002.

Stockholder Derivative Suit Related Expenses

        A charge of $373,746 was made in the quarter ended September 30, 2000 relating to costs associated with the resolution of a shareholder's derivative action against the Company and certain of its directors. This lawsuit was settled in November, 2000.

Equipment Dispositions

        Loss on equipment dispositions of $760 in the quarter ended September 30, 2001, related to the disposal of eight vehicles sold at below book value and compares with a loss of $7,191 for the quarter ended September 30, 2000.

Liquidity and Capital Resources

        We pay our guard employees and those of our administrative service clients on a weekly basis, while our customers and the customers of administrative service clients pay for the services of such employees generally within 60 to 90 days after billing by the Company. In order to fund our payroll and operations, we maintain a commercial revolving loan arrangement with LaSalle Business Credit, Inc. (LaSalle).

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

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        At September 30, 2001, we had borrowed $8,021,414 representing approximately 96% of our maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the loan and security agreement. The losses incurred earlier in the year combined with the ongoing requirement to service long-term debt have reduced the availability against the maximum advance and resulted in significant cash overdrafts. We are currently exploring various alternatives to ensure we have adequate funding capacity to meet operating expenses and debt-service requirements over the near and medium term. This includes reviewing the current calculation on the funding of Aviation consortium billing which is capped at $500,000. This can cause a tightening of availability during the month when the consortium billing is estimated and funding is therefore restricted. Management believes that the increased borrowing availability from lifting this cap along with the anticipated savings from its cost control program will enable it to continue to meet its cash requirements.

        We finance vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

        Effective July, 2000, we suspended payment of preferred stock dividends until we re-establish sufficient reserves through future earnings. As of September 30, 2001, we owed our preferred stockholders $203,368 and dividends will continue to accumulate at the rate of $40,674 per quarter.

        Our operations for the six months ended September 30, 2001, resulted in an operating loss of $81,851, a decrease of $435,108 compared to a profit of $353,257 for the six months ended September 30, 2000. The reduction is primarily due to the costs of investment in people and infrastructure to maintain and manage the volume growth achieved over the first six months of fiscal year 2001. Working capital decreased by $873,214 to $1,001,089 as of September 30, 2001, from $1,874,303 as of March 31, 2001 primarily due to the repayment of the LaSalle term loan. We experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $1,761,343 as of September 30, 2001, compared to $1,039,698 at March 31, 2001. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

        This outlook section contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

        Our outlook on revenues depends upon the success of the reduced sales team's business development efforts in the guard division and the impact on Aviation security of the September 11 tragedy. A program to review guard contracts commenced during the second quarter which resulted in the termination of less profitable contracts. This was part of the reason for the slowdown in revenue growth in that period. The gross margin did, however, improve as a consequence of these terminations. We expect margins to stabilize at around their current levels as we replace lower margin business in the guard division. Although we expect volume increases in Aviation (if aviation screening is not federalized), such increases will be at potentially lower margins than we have historically enjoyed as we gain more contracts in the domestic market. It is not yet clear what impact the recent announcements by the government concerning the potential federalizing of Aviation security will have on the Company. The re-negotiation on insurance premiums has just been completed and there was an increase in the general liability premium due to the impact of the September 11 tragedy. While coverage under the basic general liability policy remains the same, we have not yet been able to determine if we can obtain umbrella coverage at the $50 million level we had previously enjoyed. We will look to pass on any such increases to our customers.

        General and administrative costs are expected to reduce significantly as a result of the recent reductions in overheads generally. These saving will come into effect in the third quarter of the current fiscal year.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

        Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10Q and in particular this report including those under the heading "Outlook," contain forward-looking statements. These are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates, management's beliefs, and assumptions made by management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. While we believe these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to our industry. Future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

2. The Company's ability to realize its projections will be largely dependent upon its ability to maintain margins, which in turn will be determined in large part by management's control over costs and its ability to negotiate rate increases in those cases where the Company's margin is not adequate. To a significant extent, certain costs are not within the control of management and profits may be adversely affected by such items as litigation expense, fees incurred in connection with extraordinary business transactions, interest expense, inflation, labor unrest, low unemployment, increased payroll and related costs.

3. The Company's ability to negotiate rate concessions from clients in those cases where their existing contract does not provide a sufficient margin to the Company will be depend on several factors. These include the Company's relationship and history of service with the client and the effect of other competitors for the client's business. Generally, competition is intense. The expected impact of the Company's inability to negotiate such concessions would be a reduction in revenue as such contracts are terminated. On the other hand, it is expected that margins will improve as low margin business is eliminated.

4. Except to the extent disclosed herein, management currently has no reasonable basis of information upon which to conclude that any significant security guard customers will default in payment for the services rendered by the Company except for one former customer in New York with a balance due to the Company of approximately $560,000 for which a lawsuit has been instigated. Any such default by a significant client due to bankruptcy or otherwise would have a material adverse impact on the Company's liquidity, results of operations and financial condition.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

5. Pending federal legislation, if enacted, and recent and prospective FAA regulations regarding airport screening and security activities, will effect the Company's aviation screening operations. These federal legislative or regulatory changes could materially impact the Company's operations, management, results of operations and financial condition. It is unknown at this time whether the impact will be favorable or unfavorable.

6. As the result of the increased exposure of current and prospective clients to acts of terrorism, there may be increased demand for the Company's services. However, the Company may also face increased exposure to liability should any of its clients suffer damages due to an act of terrorism and the Company is determined to have acted negligently or in default of its client contract.

7. The overall trend of the economy prior to the September 11th terrorist attacks combined with the consequences of those attacks indicate a possible economic downturn, at least for the short- to medium-term. If such downturn occurs, the Company may be exposed to losses resulting from defaults in payment by its clients as well as lost revenue due to client reductions in expenditures for the Company's services.

8. The Company's general liability insurance policy has been subject to renegotiation as the result of the expiration of its term on October 1, 2001. Management believes that in light of the September 11th terrorist attacks, premiums across the industry, as well as for the Company, have increased substantially. To date, the Company has been unable to replace its umbrella coverage. In the event such umbrella coverage is unavailable at premiums deemed reasonable by management, the Company's exposure for catastrophic claims would be increased.

        Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10-Q and 8-K (all as filed with the Securities and Exchange Commission from time to time).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with LaSalle Business Credit, Inc. Based on the Company's interest rate at September 30, 2001 and average outstanding balances during the six months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $27,500 over the next three months.

PART II. Other Information

Item 1. Legal Proceedings

        Reference is made to footnote 5 to the condensed financial statements presented herein.

Item 6. Exhibits and Reports on Form 8-K

        (1) Exhibits
            99.1 Press release dated November 14, 2001.

        (2) Reports on Form 8-K
            During the quarter the Company filed a form 8-K dated August 28, 2001 in connection with the issuance of a press release.









                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COMMAND SECURITY CORPORATION


Date: November 14, 2001          By: /s/ William C. Vassell
                                 William C. Vassell, Chairman, President & CEO


                                 By: /s/ Graeme R. Halder
                                 Graeme R. Halder, Chief Financial Officer

FOR IMMEDIATE RELEASE CONTACT: William C. Vassell  Donald Radcliffe
                               Chairman            Radcliffe & Associates, Inc.
                               Tel: (845) 454-3703 Tel: (212) 605-0100

                           COMMAND SECURITY REPORTS
                        SECOND FISCAL QUARTER RESULTS

         o Revenue increases 2.5% for quarter
         o Gross profit percentage increases to 16.5% for quarter
         o Increase in new contracts following September 11 tragedy

Lagrangeville, New York *** November 14, 2001 *** Command Security Corporation (OTCBB: CMMD) today reported results for its second fiscal quarter ended September 30, 2001. Revenue for the quarter increased by $453,650 or 2.5% to $18,775,798 from the $18,322,148 reported for the same period in the prior fiscal year. For the six month period revenue increased by $2,834,726 or 8.2% to $37,274,539 from the $34,439,813 reported for the same period in the prior fiscal year.

Gross profits increased by 5.4% to $3,089,807 for the three months ended September 30, 2001 from the $2,932,167 recorded in the same period last year. Gross profit as a percentage of revenues increased to 16.5% for the three months ended September 30, 2001 from the 16.0% reported for the same period last year. For the six-month period ending September 30, 2001, gross profit increased to $5,652,699 or 15.2% of revenue compared to $5,613,700 or 16.3% of revenue.

Commenting on the revenue and gross profit increases William V. Vassell, CEO of Command said "I am extremely pleased that we were able to continue to achieve revenue growth despite terminating in excess of $1,000,000 of unprofitable contracts during the quarter. We are beginning to see positive results from the strategy as our gross profit as a percentage of revenue has increased to 16.5% from the 13.9% achieved in the prior quarter."

The operating profit for the three months ended September 30, 2001 was $124,812 compared to the $149,870 recorded in the same period of the prior fiscal year. For the six months period there was an operating loss of ($81,851) compared to an operating profit of $353,257 for the same period in the prior fiscal year.

                                   (more)

Net loss applicable to common shareholders was ($34,411) or ($0.01) share for the three month period ending September 30, 2001 compared to a loss of ($421,912) or $(0.07) per share in the same period last year. For the six month period ending September 30, 2001 the net loss was $(428,631) or $(0.07) per share compared to $(392,479) or $(0.06) per share in the same period of the prior fiscal year.

Mr. Vassell continued, "During the second quarter we implemented a number of cost control measures which will begin to impact our results beginning in the third fiscal quarter. These expense reductions together with improved margins should allow us to improve profitability."

Mr. Vassell added, "Since the September 11 tragedy we have seen an increase for our services in both the aviation and traditional guard business. We have always hired more qualified individuals and provided them superior training to allow them to perform a better job. This level of service is now being recognized and has led us to secure two significant new airline contracts at Philadelphia International Airport."


                         COMMAND SECURITY CORPORATION


                                Three Months Ended         Six Months Ended
                                    September 30              September 30

                                 2001         2000         2001         2000

Revenue                      $18,775,798  $18,322,148  $37,274,539  $34,439,813

Operating profit/(loss)          124,812      149,870      (81,851)     353,257

Net loss                         (34,411)    (421,912)    (428,631)    (351,805)

Preferred stock dividend               0            0            0      (40,674)

Net loss applicable
to common stockholders       $   (34,411) $  (421,912) $  (428,631) $  (392,479)

Net loss
per common share             $     (0.01) $     (0.07) $     (0.07) $     (0.06)

Weighted average number
of common shares outstanding   6,287,343    6,287,343    6,287,343    6,287,343


About Command

Command Security Corporation provides security services through company-owned offices in New York, New Jersey, California, Illinois, Connecticut, Florida, Georgia, Massachusetts and Pennsylvania and provides services via independent security companies nationwide.

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