Form 10-Q
period 2001-12-31
COMMAND SECURITY CORP
filed 2002-02-14
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Yes X      No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of February 13, 2002).

                         COMMAND SECURITY CORPORATION

                                    INDEX

PART I.    Financial Information                                     Page No.

Item 1.    Financial Statements

               Condensed Statements of Operations -
               three months and nine months ended
               December 31, 2001 and 2000 (unaudited)                   3

               Condensed Balance Sheets -
               December 31, 2001 and March 31, 2001
               (unaudited)                                              4

               Condensed Statements of Changes in Stockholders'
               Equity Nine months ended December 31, 2001 and 2000
               (unaudited)                                              5

               Condensed Statements of Cash Flows Nine months
               ended December 31, 2001 and 2000
               (unaudited)                                            6 - 7

               Notes to Condensed Financial Statements                8 - 10

Item 2.    Management's Discussion and Analysis of
               Results of Operations and Financial Condition         11 - 16

Item 3.    Quantitative and Qualitative Disclosures about
               Market Risk                                              17

PART II.   Other Information

Item 1.    Legal Proceedings                                            17

Item 6.    Exhibits and Reports on Form 8-K                             17

Signature                                                               17

PART I.    Financial Information

Item 1.    Financial Statements


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS

                                 (Unaudited)


                                                                 Three Months Ended                    Nine Months Ended

                                                          December 31        December 31         December 31        December 31
                                                              2001               2000                2001               2000

Revenue                                                   $21,815,881        $18,836,792         $59,090,420        $53,276,605

Cost of revenue                                            18,428,369         15,737,028          50,050,209         44,563,141

Gross profit                                                3,387,512          3,099,764           9,040,211          8,713,464

Administrative service revenue                                 74,862             61,225             198,888            213,821

                                                            3,462,374          3,160,989           9,239,099          8,927,285

Operating expenses
  General and administrative expenses                       2,607,376          2,605,856           8,233,859          7,615,564
  Amortization of intangibles                                  36,293             61,311             120,454            236,793
  Provision for doubtful accounts, net                        213,958            139,492             361,890            367,341
  Stockholder derivative suit related expenses                     -0-            57,699                  -0-           431,445
  Line of Credit termination fee                                   -0-           125,000                  -0-           125,000
                                                            2,857,627          2,989,358           8,716,203          8,776,143

Operating profit                                              604,747            171,631             522,896            151,142

Interest income                                                23,013             28,622              70,194             82,980
Interest expense                                             (176,080)          (264,724)           (570,973)          (701,800)
Insurance rebates                                                  -0-                -0-                 -0-            60,799
Equipment dispositions                                          6,314            (10,790)              7,246            (20,187)

Income/(Loss) before income taxes                             457,994            (75,261)             29,363           (427,066)
Provision for income taxes                                         -0-                -0-                 -0-                -0-

Net income/(loss)                                             457,994            (75,261)             29,363           (427,066)

Preferred stock dividends                                          -0-                -0-                 -0-           (40,674)

Net income/(loss) applicable to
 common stockholders                                      $   457,994        $   (75,261)        $    29,363        $  (467,740)

Net income/(loss) per common share

  Basic                                                   $      0.07        $     (0.01)        $      0.00        $     (0.07)

  Diluted                                                 $      0.06        $       N/A         $      0.00        $       N/A

Weighted average number
 of common shares outstanding

  Basic                                                     6,287,343          6,287,343           6,287,343          6,287,343

  Diluted                                                   7,519,878                N/A           7,519,878                N/A


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                           CONDENSED BALANCE SHEETS

                                 (Unaudited)


                                                            December 31,       March 31,
                                                                2001             2001

ASSETS
Current assets:
  Restricted cash                                           $        -0-    $   466,403
  Accounts receivable, net                                   18,786,442      14,492,969
  Prepaid expenses                                              668,580         353,922
  Other receivables, net                                        481,365         308,842

    Total current assets                                     19,936,387      15,622,136

Property and equipment, net                                   1,133,126       1,230,178

Other assets:

  Intangible assets, net                                        232,202         352,656
  Restricted cash                                               252,717         244,620
  Other receivables, net                                        276,656         411,218
  Other assets                                                  145,178         129,707

    Total other assets                                          906,753       1,138,201

Total assets                                                $21,976,266     $17,990,515

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                            $ 1,604,485     $ 1,039,698
  Current maturities of long-term debt                        1,420,036       1,441,080
  Current maturities of obligations under capital leases        143,522         104,773
  Short-term borrowings                                      10,250,028       6,942,779
  Accounts payable                                            1,401,178       1,044,788
  Accounts payable, related party                               224,318          52,510
  Due to administrative service clients                         182,457          87,157
  Accrued payroll and other expenses                          3,515,073       3,035,048

    Total current liabilities                                18,741,097      13,747,833

Self-insurance reserves                                         717,651         730,374
Long-term debt due after one year                               659,090       1,628,307
Obligations under capital leases due after one year             117,334         172,270

                                                             20,235,172      16,278,784

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                 2,033,682       2,033,682
  Common stock, $.0001 par value                                    629             629
  Additional paid-in capital                                  8,619,286       8,619,286
  Retained earnings/(deficit)                                (8,912,503)     (8,941,866)

   Total stockholders' equity                                 1,741,094       1,711,731

Total liabilities and stockholders' equity                  $21,976,266     $17,990,515


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (Unaudited)


                                                                                                      Retained
                                               Preferred           Common          Paid-In            Earnings         Treasury
                                                 Stock             Stock           Capital            (Deficit)          Stock

Balance at March 31, 2000                     $2,033,682        $     651        $ 8,886,140        $(8,502,980)     $ (226,202)

  Preferred stock dividends                                                          (40,674)

  Retirement of treasury stock                                        (22)          (226,180)                           226,202

Net loss - nine months ended
 December 31, 2000                                                                                     (351,805)

Balance at December 31, 2000                   2,033,682              629          8,619,286         (8,854,785)             -0-

  Net loss - three months ended
  March 31, 2001                                                                                        (87,081)

Balance at March 31, 2001                      2,033,682              629          8,619,286         (8,941,866)             -0-

Net income - nine months ended
 December 31, 2001                                                                                       29,363

Balance at December 31, 2001                  $2,033,682        $     629         $8,619,286        $(8,912,503)     $       -0-


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)


                                                                                                      Nine Months Ended

                                                                                             December 31,            December 31,
                                                                                                2001                     2000

Cash flows from operating activities:

  Net income/(loss)                                                                         $     29,363             $ (427,066)
  Adjustments to reconcile net income/(loss)
    to net cash used in operating activities:
     Depreciation and amortization                                                               542,024                688,049
     Provision for doubtful accounts                                                             361,889                367,341
     (Gain)/loss on equipment dispositions                                                        (7,246)                20,187
     Self-insurance reserves                                                                     191,376                324,224
     Increase in receivables,
      prepaid expenses and deposits                                                           (4,133,377)            (4,043,288)
     Increase in accounts payable
      and other current liabilities                                                              899,424                130,317

       Net cash used in operating activities                                                  (2,116,547)            (2,940,236)

Cash flows from investing activities:
  Purchases of equipment                                                                        (143,532)              (168,909)
  Proceeds from sale of equipment                                                                 42,338                 22,581
  Note issued/purchased                                                                          (35,000)              (167,185)
  Purchases of intangible assets                                                                      -0-              (175,985)
  Principal collections on notes receivable                                                      119,459                 18,226

    Net cash used in investing activities                                                        (16,735)              (471,272)

Cash flows from financing activities:
  Net borrowings/(repayments) on line-of-credit                                                3,008,438               (116,128)
  Increase in cash overdraft                                                                     564,787              1,445,650
  Proceeds from term loan                                                                             -0-             2,875,000
  Principal payments on other borrowings                                                      (1,334,248)              (623,470)
  Principal payments on capital lease obligations                                               (105,695)               (88,197)
  Payments of preferred stock dividends                                                               -0-               (81,347)

    Net cash provided by financing activities                                                  2,133,282              3,411,508

Net change in cash and cash equivalent                                                                -0-                    -0-

Cash and cash equivalents at beginning of period                                                      -0-                    -0-

Cash and cash equivalents at end of period                                                  $         -0-            $       -0-


          See accompanying notes to condensed financial statements.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

 Cash paid during the nine months ended December 31 for:

                           2001                   2000

  Interest              $ 570,973              $ 701,800
  Income taxes                 -0-                    -0-


Supplemental Schedule of Non-Cash Investing and Financing Activities

For the nine months ended December 31, 2001 and 2000, the Company purchased transportation and office equipment with direct installment and lease financing of $216,078 and $234,165, respectively.

The Company may obtain short-term financing to meet its insurance needs. For the nine months ended December 31, 2001 and 2000, $516,228 and $322,621, respectively, were borrowed for this purpose. These borrowings have been excluded from the condensed statements of cash flows.

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

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the year ended March 31, 2001. The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at December 31, 2001, and for the period then ended. All such adjustments are of a normal recurring nature.

In June 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company does not expect there will be an impact to its financial position, results of operations or cash flows upon adoption of SFAS 142.

In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 establishes one accounting model to be used for the long-lived asset to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. The Company does not expect there will be an impact to its financial position, results of operations or cash flows upon adoption of SFAS 144.

1.)  Short-Term Notes Payable

     In November, 2000, the Company entered into a three-year agreement with LaSalle Business Credit, Inc. ("LaSalle") under a loan and security agreement (the "agreement"). This agreement provides for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $12 million. At December 31, 2001, the Company had used $9,833,623 of this line, representing approximately 97% of its maximum borrowing capacity. Interest is payable at LIBOR plus 2% (4.016%) on the first $5,000,000 and at prime (4.75%) on the excess, or $4,833,623, at
     December 31, 2001. The line is collateralized by customer accounts receivable and substantially all other assets of the Company.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

2.)  Net Income/(Loss) per Common Share:

     Under the requirements of Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share includes the assumed conversion of the Company's convertible Series A preferred stock. The effect of assumed issuance of common shares in connection with warrants and stock options outstanding was antidilutive and has, therefore, not been included in the computation of diluted earnings per share.

3.)  Preferred Stock

     The Company has issued and outstanding 12,325 shares of Series A Preferred Stock. The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share, or $2,033,625. The Company has suspended payment of preferred dividends as of July 1, 2000, until it can re-establish sufficient surplus in accordance with applicable regulations. Total dividends in arrears as of December 31, 2001, were $244,035, or $.04 per common share.

4.)  Self-Insurance

     The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers compensation related losses incurred included in cost of sales were $1,626,723 and $1,353,671 for the nine months ended December 31, 2001 and 2000, respectively.

     The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability insurance policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence and $10,000,000 in the aggregate on a per project basis. Previous to December 2001, the Company had limits of $1,000,000 per occurrence and $10,000,000 in the aggregate with an excess general liability insurance policy that covered claims for an additional $50,000,000 in the aggregate. The impact of the September 11 tragedy meant that this umbrella cover was no longer available to the Company. The Company retains the risk for the first $25,000 per occurrence ($50,000 for claims based on losses incurred prior to October 1, 2000). Charges for general liability self-insurance expense of $191,376 and $324,203, are included in cost of sales for the nine months ended December 31, 2001 and 2000, respectively. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors to provide for estimated losses incurred but not yet reported.

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

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

5.)  Contingent Liabilities:

     The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability, casualty and worker's compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments, however, the exposure to the Company under general liability is limited to the first $50,000 for cases before October 1, 2000, and $25,000 for cases after that date. Any punitive damage award would generally not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely effected by a poor claims history.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                    For the period ended December 31, 2001
Management's Discussion and Analysis should be read in conjunction with the Company's financial statements and the related notes thereto. In this discussion, the words "Company", "we", "our" and "us" refer to Command Security Corporation.

Results of operations
Overview

        The management changes and review of our divisions undertaken earlier in the fiscal year are starting to have an impact on our results. In addition, revenue grew by $3 million in the quarter ended December 31, 2001, primarily in the aviation division. This resulted in a profit for the quarter of $457,994, which compares favorably to losses of $394,220 and $34,411 for the first and second quarters respectively. The major issue facing us currently is the decision by the US government to federalize the pre-board screening process at all American airports. As outlined in our press release in January 2002, this will have an adverse impact on our revenues and profits. We will continue to monitor the progress of the government in achieving federalization and will be constantly reviewing the estimated impact on our ongoing business.

        We are also in the process of closing down our ATM division. Volume increases had been secured earlier in the year but at the expense of margin and significant start-up and ongoing costs of running the division had adversely impacted profits.

Earnings

        We are encouraged by the improvement in the performance of the third quarter, producing a profit of $457,994 compared to a loss of $34,411 in the second quarter. The improved performance in the quarter was primarily the result of increased revenues being supported by a reduced level of overhead cost, partly offset by a drop in the gross margin from 16.5% to 15.5%. The operating profit of $604,747 was $479,935 better than that achieved in the previous quarter of $124,812 and was significantly improved from the operating loss of $206,663 for the first quarter of this fiscal year. Our key task in the coming months is to continue to replace the pre-board screening revenue which will be lost when the Government federalizes these services and to maximize returns from current volumes. This should generate cash, which will give us the headroom to fund further growth.

Revenue

        Revenue increased by $2,979,089 or 15.8% for the quarter ended December 31, 2001, to $21,815,881 from $18,836,792 in 2000. The major components of the increase in the current quarter were: approximately $4,037,000 from additional accounts within the commercial airline industry including new contracts at Philadelphia and La Guardia airports offset by a reduction of approximately $988,000 in revenue from the guard branch network. This was the result of terminations of less profitable contracts in excess of new starts, primarily in New York City. Airport related services now account for 56.7% of the Company's revenues.

        For the nine months ended December 31, 2001, revenue increased by $5,813,815 or 10.9% to $59,090,420 from $53,276,605 for the nine months ended
December 31, 2000. This was due to increases in Aviation revenues ($7,723,000) and the ATM contract in the United Kingdom ($1,226,000) which commenced in March 2001. These increases were offset by a reduction in the guard division of approximately $2,978,000 with less profitable contracts being terminated in excess of new business started.

Gross Profit

        Gross profits increased to $3,387,512 (15.53% of sales) for the quarter ended December 31, 2001, from $3,099,764 (16.46% of sales) for the quarter ended December 31, 2000, a rise of $287,748. The deterioration in the gross profit margin as a percentage of sales was mostly due to higher insurance charges ($148,000) primarily as a consequence of the events of September 11th. In addition, there were start-up costs on the new Aviation contracts at Philadelphia and La Guardia airports, which adversely impacted the costs of uniforms ($72,000) and security supplies ($81,000).

        For the nine months ended December 31, 2001, gross profit increased by $326,747 to $9,040,211 or 15.30% of revenue compared to $8,713,464 or
16.36% of revenue for the nine months ended December 31, 2000. The increase in revenue of $5,813,815 had an impact of $889,514 on gross profits based on the achieved margin of 15.17%. This increase was offset primarily by lower margins relating to the ATM contract in the United Kingdom.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This work, which is due to finish at the end of January 2002, was sub-contracted and had a gross margin of approximately 10%. This relatively low margin contract impacted the overall Company gross margin by 0.43% in the nine months ended December 31, 2001.

Administrative Service Revenue

        We provide payroll and billing services and accounts receivable financing through contracts with administrative service clients for a percentage of the revenue generated from their business. We own the accounts receivable while the administrative service client manages its internal operations including sales and marketing of its guard contracts. The caption "Administrative Service Revenue" represents the income earned on the Administrative Agreements as well as income earned on back-office support to police departments for off-duty police services.

        Administrative service revenue increased marginally to $74,862 in the quarter ended December 31, 2001, from $61,225 in the quarter ended December 31, 2000, a rise of $13,637. For the nine months, administrative service revenue decreased by $14,933 to $198,888 for the period ended December 31, 2001 from $213,821 for the period ended December 31, 2000. The decrease is primarily due to a contract that terminated in May 2000. This had accounted for approximately 56% of the fee revenue in fiscal year 2000. Further development of the administrative service programs has been halted for the time being to contain costs.

General and Administrative Expenses

        General and administrative expenses remained virtually unchanged at $2,607,376 compared to $2,605,856 for the quarter ended December 31, 2000, an increase of just $1,520. The main reasons for the similar expenditure levels were the cost of the additional sales people to drive the internal growth program (approximately $168,000), higher travel expenses due to the start-up of the new Aviation contracts ($58,000). These rises were offset by decreased professional fees ($68,000), health insurance costs (38,000) and administrative salaries following the cut back on various divisional costs ($88,000).

        For the nine months ended December 31, 2001, general and administrative expenses increased by $618,295 to $8,233,859, compared to $7,615,564 for the nine months ended December 31, 2000. The major areas of increase were the cost of the sales force ($637,000), higher telephone charges ($74,000) and the start-up costs on the Aviation contracts which impacted travel and hotel costs ($139,000). These increases were offset by a reduction in professional fees ($140,000), health insurance charges ($48,000), public company related expenses ($57,000) and franchise tax ($43,000). The cost of conferences also reduced by $61,000 as a more selective approach was taken on expenditure within this area.

Amortization of Intangibles

        Amortization of intangibles decreased by $25,018 to $36,293 for the quarter ended December 31, 2001, compared to $61,311 in 2000. For the nine months ended December 31, 2001, amortization of intangibles decreased by $116,339 to $120,454 compared with $236,793 for the nine months ended December 31, 2000. The reduction is primarily due to intangible assets from earlier acquisitions being fully amortized.

Provision for Doubtful Accounts (Net)

        The provisions for doubtful accounts increased by $74,466 to $213,958 for the quarter ended December 31, 2001, compared to $139,492 in 2000. For the nine months ended December 31, 2001, the provision for doubtful accounts decreased by $5,451 to $361,890 compared to $367,341 for the nine months ended December 31, 2000. The reduction was due to a provision of $65,000 made against guard service related receivables in the previous year which have not been needed in the current year. The increase in the period was partly due to an additional provision of approximately $70,000 made against a former customer in New York who paid $350,000 in January 2002 against an amount due of $561,000. The balance had been provided for in previous periods.

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

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Interest Income

        Interest income decreased by $5,609 from the previous year at $23,013 compared to $28,622 for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, interest income decreased by $12,786 to $70,194 compared to $82,980 the previous year. The decrease in interest income was primarily due to the termination of an administrative service client in May 2000 and reductions in notes receivable.

Interest Expense

        Interest expense decreased to $176,080 for the 2001 quarter from $264,724 the previous year, a reduction of $88,644. For the nine months ended December 31, 2001, interest expense fell by $130,827 to $570,973 from $701,800 for the nine months ended December 31, 2000. The prime base rate fell throughout the quarter from 7.00% at the start of the quarter to 6.00% by the end. This compared with a prime rate of 9.50% throughout the quarter the previous year. These savings were partially offset by higher average borrowings.

Insurance Rebates

        The rebate of $60,799 for the nine months ended December 31, 2000 included a $50,000 rebate from a third-party insurance carrier covering workers' compensation, general liability and automobile insurance for earlier years. No such rebates have been received in the nine months ended December 31, 2001. The Company does not expect any material insurance rebates of this kind for the balance of fiscal 2002.

Stockholder Derivative Suit Related Expenses

        A charge of $431,445 was made in the nine months ended December 31, 2000 relating to costs associated with the resolution of a shareholder's derivative action against the Company and certain of its directors. This lawsuit was settled in November, 2000.

Line of Credit Termination Fee

        The one-time charge of $125,000 incurred in the quarter ended 31 December, 2000 related to a fee payable to CIT following early termination of the revolving loan and security agreement in November 2000.

Equipment Dispositions

        The gain on equipment dispositions of $6,314 in the quarter ended December 31, 2001, related to the disposal of vehicles sold at above book value and compares with a loss of $10,790 for the quarter ended December 31, 2000.

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

        The LaSalle loan agreement provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $12,000,000. This amount was reduced during the period from $15,000,000 previously. LaSalle also provided a term loan in the amount of $3,000,000 to be repaid in equal monthly installments of $100,000 through June 2003. Outstanding balances under the revolving loan and the term loan could be made up of a combination of Prime loans and LIBOR loans. The ability to obtain LIBOR loans was removed during the period by LaSalle. The revolving and term loans bear interest at prime. All loans are collateralized by a pledge of the Company's accounts receivable and other assets.

        Due to growth in revenues over the quarter, an over advance of $250,000 was requested in December. This was granted and expired at the end of January 2002.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        At December 31, 2001, we had borrowed $9,833,623 representing approximately 97% of our maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the loan and security agreement. The losses incurred earlier in the year combined with the ongoing requirement to service long-term debt and the cash requirements to finance the increased aviation volumes have reduced the availability against the maximum advance and resulted in significant cash overdrafts. We continue to explore alternative ways to ensure we have adequate funding capacity, including a review of the cap on Aviation consortium estimated billing which was increased in December 2001 from $0.5m to $1.0m. Management believes that the increased borrowing availability from lifting this cap along with the anticipated savings from its cost control program and improvements in the aging of our receivables will enable us to continue to meet our cash requirements.

We finance vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

        Effective July, 2000, we suspended payment of preferred stock dividends until we re-establish sufficient reserves through future earnings. As of December 31, 2001, we owed our preferred stockholders $244,035 and dividends will continue to accumulate at the rate of $40,674 per quarter.

        Our operations for the nine months ended December 31, 2001, resulted in an operating profit of $522,896, an increase of $371,754 compared to a profit of $151,142 for the nine months ended December 31, 2000. The increase is primarily due to additional volumes and better cost control. Working capital decreased by $679,013 to $1,195,290 as of December 31, 2001, from $1,874,303 as of March 31, 2001 primarily due to the repayment of the LaSalle term loan. We experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $1,604,485 as of December 31, 2001, compared to $1,039,698 at March 31, 2001. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

        This outlook section contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

        Our outlook on revenues is dependent upon the success of our sales team's business development efforts in the guard division and our ability to win additional revenue in the aviation division. This division is seeing significant turmoil due to general uncertainty within the aviation industry including the planned federalization of pre-board screening. We continue to pick up additional work in all areas of our aviation division.

        We expect margins to stabilize at around their current level of between 15 and 16%. We continue the process of reviewing all of our contracts for true profitability and are requesting rate increases for the lower margin contracts. As expected, general and administrative costs reduced significantly as a percentage of revenues as we reduced the number of areas we were looking to develop in and we took a much tighter control over discretionary spending. A cost review program has also commenced in the quarter with the aim of reducing cost while maintaining or improving quality.

        Our expectations for the final quarter are that we will be profitable, although the adverse impact of the employee taxes being reset at the start of the year will have the biggest impact in the final quarter of 2001/02. We continue to search for ways to improve our margins and increase the efficiency of our cost base. One of the biggest changes during the quarter will be the new contract with the Government to provide pre-board screening. This is currently provided to the airlines but the statute dictates that this will be the responsibility of the Government from February 18, 2002. We recently submitted a proposal to the Government to provide these services and we will be negotiating with them on payment terms to ensure that we can finance their requirements.

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

1. The Company's assumptions regarding projected results depend largely upon the Company's ability to retain substantially all of the Company's current non-aviation clients and to replace any lost pre-board screening work with other aviation related services. Retention is affected by several factors including but not limited to the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, continuity of management and continuity of non-management personnel. There are several major national competitors with resources far greater than those of the Company which therefore have the ability to provide service, cost and compensation incentives to clients and employees that could result in the loss of such clients and/or employees.

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

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

5. Recently enacted federal legislation and recent and prospective FAA regulations regarding airport screening and security activities, will effect the Company's aviation screening operations. These federal legislative or regulatory changes will materially impact the Company's operations, management, results of operations and financial condition. The extent of such impact is unknown at this time but will be material.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

       The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with LaSalle Business Credit, Inc. Based on the Company's interest rate at December 31, 2001 and average outstanding balances during the nine months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $33,000 over the next three months.

PART II.  Other Information

Item 1.   Legal Proceedings

          Reference is made to footnote 5 to the condensed financial statements presented herein.

Item 6.   Exhibits and Reports on Form 8-K

     (1)  Exhibits
          99.1 Press release dated February 14, 2002.

     (2)  Reports on Form 8-K
          During the quarter the Company filed a form 8-K dated January 10, 2002 in connection with the issuance of a press release.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMMAND SECURITY CORPORATION

Date: 02/14/02                    By: /s/ William C. Vassell
                                  ---------------------------------------------
                                  William C. Vassell, Chairman, President & CEO

                                  By: /s/ Graeme R. Halder
                                  ---------------------------------------------
                                  Graeme R. Halder, Chief Financial Officer