Form 10-K
period 2002-03-31
COMMAND SECURITY CORP
filed 2002-06-24
CIK 864509

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the fiscal year ended March 31, 2002

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

Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

         As of June 14, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (3,259,915 shares), based on the last sales price of $1.44 on that date, was approximately $4,694,277.

         As of June 14, 2002, the registrant had issued and outstanding 6,287,343 shares of common stock.

                           Command Security Corporation

                            ANNUAL REPORT ON FORM 10-K
                      For the Fiscal Year Ended March 31, 2002

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

7A.  Quantitative and Qualitative Disclosures about Market Risk

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

12.  Security Ownership of Certain Beneficial Owners and Management

13.  Certain Relationships and Related Transactions


                                   PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                                   PART I

                              ITEM 1. BUSINESS

         Command Security Corporation ("Company") is a corporation formed under the laws of the State of New York on May 9, 1980. It principally provides uniformed security services from its nineteen operating offices in New York, Massachusetts, New Jersey, Illinois, California, Pennsylvania, Connecticut and Florida to commercial, financial, industrial, aviation and governmental clients in the United States.

         The Company provides its security services to a wide range of industries which the Company has categorized into three groups - guard services, aviation services and support services. The latter includes any revenue from administrative service agreements and back office support to police departments.

         The guard service division includes governmental and quasi-governmental clients such as cities and statewide institutions and industrial and commercial clients such as retail chains and health care institutions. Guard services represented approximately 44% (or $37.2 million) of the Company's revenue for the fiscal year ended March 2002. Security services include providing uniformed guards for access control, theft prevention, surveillance, vehicular and foot patrol and crowd control.

         Approximately 56% (or $46.7 million of the Company's revenue for the fiscal year ended March 2002) was generated from the aviation services division. This division provides uniformed guard services to airport and airport related clients including boarding security and baggage handling services in accordance with Air Transportation Association and Federal Aviation Administration (FAA) standards. On February 17, 2002, all of our contracts for pre-board screening at airports were assigned to the FAA.

         The support services division accounted for less than 1% (or $0.3 million) of the 2002 revenues and encompasses back office support to 3 police departments and an administrative service client. The latter are where the Company provides a computerized scheduling and information system and programs, as well as accounts receivable financing. Accounts receivable financing is secured by the administrative service company's clients accounts receivable, customer lists, contracts, all other assets and the personal guarantee of the owner(s) of the administrative service company. Neither the sales revenue generated by the administrative service client nor the associated expenses are accounted for within the Company's operations. Financed receivables are included in the Company's accounts receivable figures.

         The Company employs approximately 75 employees indirectly attributable to guard and aviation services including supervisors and dispatchers, another approximately 100 administrative employees, including the executive staff, and approximately 3,400 hourly guards.

         Management believes there is heightened attention to security matters due to the events of September 11 and the ongoing threat of criminal and terrorist activities. As a result of such attention, management further believes that the urban commercial centers served by the Company, including New York, Los Angeles, Miami and Chicago, provide an opportunity for increased market participation and growth.

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

         The Company's aviation services division provides a variety of uniformed services for domestic and international air carriers including pre-board passenger screeners, checkpoint security supervisors, wheelchair escorts, skycaps, baggage handlers and uniformed guards for cargo security areas. In November 2001, the US Government made the decision to federalize the pre-board screening process at US airports and in February 2002, the FAA took over responsibility for pre-board screening functions. While the Company's current contract with the FAA to provide these services has been positive, both in terms of revenue and earnings, current law provides that all current suppliers involved with pre-board screening, including Command, will be eliminated by November 2002. Furthermore, under the terms of the FAA contracts, our services can be terminated on 30 days notice. The termination of these contracts will have a significant negative impact on the Company's current revenues and earnings once the FAA has the infrastructure in place to hire as direct employees all persons who would act as pre-board screeners.

         Under the law of negligence, the Company can be liable for acts or omissions of its agents or employees performed or occurring in the course of their employment. The nature of some of the services provided by the Company (e.g. crowd control and armed guard services) potentially exposes it to risks of liability for employee conduct. The Company currently maintains general liability insurance in the amount of $5 million per occurrence and $10 million in the aggregate on a per project basis. The impact of September 11 tragedy meant that the previous umbrella coverage of $50 million is no longer available to the Company. We retain the risk for the first $25,000 per occurrence.

         To ensure that adequate protection requirements have been established prior to commencing service to a customer, the Company evaluates the customer's site and prepares a recommendation for any required changes to existing security programs or services. Surveys typically include an examination and evaluation of perimeter controls, lighting, personnel and vehicle identification and control, visitor controls, electronic alarm reporting systems, safety and emergency procedures, key controls and security force manning levels. While surveys and recommendations are prepared by the Company, the security plan and coverage requirements are determined by the customer. Operational procedures and individual post orders are reviewed and/or rewritten by the Company to meet the requirements of the security plan and coverage determined by the customer.

         In order to provide a high level of service without incurring large overhead expenses, the Company establishes offices close to its customers and delegates responsibility and decision making to its local managers. The Company emphasizes the role of its managers by assigning to each one responsibility for service and encourages them to get involved with the sales effort alongside the sales personnel. The Company believes that in most situations the combination of both service responsibility and a significant involvement in sales in a single individual results in better supervision and quality control and greater responsiveness to customer needs.

         The Company generally renders its security guard services pursuant to a standard form security services agreement which specifies the personnel and/or equipment to be provided by the Company at designated locations and the rates therefor, which typically are hourly rates per person. Rates vary depending on base, overtime and holiday time worked, and the term of engagement. The Company assumes responsibility for a variety of functions including scheduling each customer site, paying all guards and providing uniforms, training, equipment, supervision, fringe benefits and workers' compensation insurance. These security services agreements also provide customers with flexibility by permitting reduction or expansion of the guard force on relatively short notice. The Company is responsible for preventing the interruption of security services as a consequence of illness, vacations or resignations. In most cases the customer also agrees not to hire any security personnel used by the Company for at least one year after the termination of the engagement. Each security services agreement may be terminated by the customer, typically with no prior notice or short notice (usually 30 days). In addition, the Company may terminate an agreement immediately upon default by the customer in payment of monies due thereunder or if there is filed by or against the customer a bankruptcy petition or if any other act of bankruptcy occurs.

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

         The Company trains accepted applicants in three phases:
Pre-assignment; On-the-job; and Refresher. The Company's training programs can utilize current curricula and audio-visual materials. Pre-assignment training explains the duties and powers of a security guard, report preparation, emergency procedures, general orders, regulations, grounds for discharge, uniforms, personal appearance and basic post responsibilities. On-the-job assignment training covers specific duties as required by the post and job orders. Ongoing refresher training is given on a periodic basis as determined by the local area supervisor and manager.

         Command treats all employees and applicants for employment without unlawful discrimination as to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation in all employment-related decisions.

Significant Customers

         No individual client accounted for more than 10% of the Company's gross revenue in 2002 or 2001, although in 2000 British Air accounted for $6,027,000 or 10% of the Company's gross revenue. For the month of March 2002, the FAA accounted for approximately 48% of the Company's gross revenue of approximately $4.4 million.

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

Government Regulation

         The Company is subject to city, county and state firearm and occupational licensing laws that apply to security guards and private investigators. In addition, many states have laws requiring training and registration of security guards, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond, surety or insurance standards. The Company may be subjected to penalties or fines as the result of licensing irregularities or the misconduct of one of its guards from time to time in the ordinary course of its business. Management believes the Company is in material compliance with all applicable laws and regulations.

         In the light of the September 11 tragedy, the US Government passed a bill in November 2001, outlining their proposal to federalize the pre-board screening process at all US airports. The process of federalization has begun and it is expected to be completed by their set deadline of November 2002. The impact of federalization is discussed above in "Item 1. Business" and "Operations". Also see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"

Employees

         The Company employs approximately 75 employees indirectly attributable to guard services including supervisors and dispatchers, another approximately 100 administrative employees including the executive staff, and approximately 3,400 hourly guards.

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

         Approximately 57% of the Company's employees hired for guard service customers do not belong to a labor union. The Company's New York City employees, and its employees at Los Angeles International Airport, who together represent approximately 43% of the Company's employees for guard service customers, work under collective bargaining agreements with the following unions: Allied International Union; and Special & Superior Officers Benevolent Association. Most of the Company's New York City and Chicago competitors are also unionized. The Company has experienced no work stoppages attributable to labor disputes. The Company believes that its relations with its employees are satisfactory. Guards and other personnel supplied by the Company to its customers are employees of the Company, even though they may be stationed regularly at the customer's premises.

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

                             ITEM 2. PROPERTIES

         As of March 31, 2002, the Company owned and used in connection with its business approximately 75 vehicles.

         As of March 31, 2002, the Company did not own any real property. It occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, of approximately 6,600 square feet with a base annual rental of $108,900 under a five-year lease expiring September 30, 2003. The Company also occupies the following offices:



---------------------------------------------------------------------------------------------------------------------
Location                                                    When Opened       Square Footage      Base Annual Rent
---------------------------------------------------------------------------------------------------------------------
Los Angeles International Airport
380 World Way, Box N-28
Los Angeles, CA                                             8/15/96                 647              $17,236
---------------------------------------------------------------------------------------------------------------------
5759 Rickenbacker Road
Commerce, CA                                                11/1/01               2,650              $25,440
---------------------------------------------------------------------------------------------------------------------
7841 Balboa Ave.
San Diego, CA                                                2/8/00                 395               $6,300
---------------------------------------------------------------------------------------------------------------------
8939 S Sepulveda Blvd., Suite 201
Los Angeles, CA                                              3/1/00               1,422              $23,016
---------------------------------------------------------------------------------------------------------------------
8939 S. Sepulveda Blvd., Suite 422
Los Angeles, CA                                             11/1/01                 575              $12,072
---------------------------------------------------------------------------------------------------------------------
1470, Barnum Avenue, Suite 304
Bridgeport, CT                                              11/1/00               1,500              $17,520
---------------------------------------------------------------------------------------------------------------------
55, Airport Road, Suite 203
Hartford, CT                                                 7/1/00               2,640              $33,000
---------------------------------------------------------------------------------------------------------------------
55, Airport Road, 1st Floor
Hartford, CT                                                7/15/01               1,078              $28,020
---------------------------------------------------------------------------------------------------------------------
2777 Summer Street, Suite 302
Stamford, CT                                                3/13/95                 915              $21,960
---------------------------------------------------------------------------------------------------------------------
8181 North West 36th St., Unit 21A
Miami, FL                                                    6/1/98                 300              $12,780
---------------------------------------------------------------------------------------------------------------------
800 Virginia Avenue, Suite 53
Ft. Pierce, FL                                               8/1/97                 400               $8,181
---------------------------------------------------------------------------------------------------------------------
1040 Bay View Drive, Suite 526
Ft. Lauderdale, FL                                           7/1/00                 400               $7,206
---------------------------------------------------------------------------------------------------------------------
Miami Int'l. Airport, Concourse A, 2nd Level
Miami, FL                                                    7/1/99                 189              $10,127
---------------------------------------------------------------------------------------------------------------------
10 West 35th Street, Suite 11F3-4
Chicago, IL                                                  3/1/99               1,059              $18,450
---------------------------------------------------------------------------------------------------------------------
21 Cummings Park, Suite 224
Woburn, MA                                                  3/15/99                 198               $4,055
---------------------------------------------------------------------------------------------------------------------
2222 Morris Avenue
Union, NJ                                                    2/1/98               2,250              $24,600
---------------------------------------------------------------------------------------------------------------------
The Poughkeepsie Plaza Mall
Poughkeepsie, NY                                             9/1/83                 920              $12,000
---------------------------------------------------------------------------------------------------------------------
331 Park Avenue South, 10th Floor
New York, NY                                                11/1/91               3,400              $60,300
---------------------------------------------------------------------------------------------------------------------
331 Park Avenue South, 11th Floor
New York, NY                                                 2/1/93               3,400              $60,300
---------------------------------------------------------------------------------------------------------------------
300 Hamilton Avenue, Suite 300
White Plains, NY                                            8/15/96               1,538              $28,453
---------------------------------------------------------------------------------------------------------------------
505 Main Street, Suite  2
Williamsville, NY                                            5/1/93                 680               $5,700
---------------------------------------------------------------------------------------------------------------------
JFK International Airport
175-01 Rockaway Boulevard, Jamaica, NY                       4/1/97               1,700              $72,000
---------------------------------------------------------------------------------------------------------------------
2144 Doubleday Avenue
Ballston Spa, NY                                             4/1/93                 800              $13,488
---------------------------------------------------------------------------------------------------------------------
52 Oswego Road
Baldwinsville, NY                                            6/1/98                 120               $1,500
---------------------------------------------------------------------------------------------------------------------
55 Park Avenue, Apartment 1NW
New York, NY                                                 5/1/98                 300               $8,400
---------------------------------------------------------------------------------------------------------------------
29 Bala Avenue, Suite 103
Bala Cynwyd, PA                                              3/1/02                 575              $12,650
---------------------------------------------------------------------------------------------------------------------
2 International Plaza, Suite 242
Philadelphia, PA                                             9/1/01               1,277              $29,376
---------------------------------------------------------------------------------------------------------------------


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

         In May, 1996, a complaint was filed in Queens County Civil Court by three former employees alleging emotional distress, anguish, mental distress and injury to their professional reputation due to retaliatory discharge and related matters. Plaintiffs each seek $2 million for compensatory damages and $2 million in punitive damages in addition to payment of overtime wages of $25,000. The Company's customer, also a defendant and a former employer, has engaged counsel representing all defendants. A final settlement was reached in May 2002 at a cost to the Company of $238,000. Management is of the opinion that this settlement is in the best interests of the company, precluding additional costs and maintaining business relationships.

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


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on November 30, 2001. Four of the Company's Directors were elected to two-year terms at the Annual Meeting of Shareholders. The following sets forth the number of votes cast for or withheld from each of the three directors.

Name                        For                 Against          Withheld

William C. Vassell          3,092,389           2,960            424,191
Gregory J. Miller           3,092,389           2,960            424,191
Peter J. Nekos              3,092,389           2,960            424,191
Carl E. Painter             3,094,389           2,960            424,191

         The following Directors continued in their term of office until the Company's next Annual Meeting of Shareholders: Geoffrey P. Haslehurst, Kenneth Allison and Graeme R. Halder.


                                   PART II

            ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                              STOCKHOLDER MATTERS

         The Company's stock is quoted on the OTC Bulletin Board Service, under the symbol "CMMD." The Company intends to continue to comply with all capital reporting requirements of the Securities and Exchange Commission.

         The following table sets forth, for the calendar periods indicated, the high and closing sales price for the Common Stock as reported by the NASDAQ Stock Market, Inc. (pre-Oct. 2000) and the OTC Bulletin Board Service, (post- Oct. 2000) for each full quarterly period within the two most recent fiscal years.


Period (1)                                         Last Sales Price
                                                    High    Low

2001
First Quarter                                       1.000   0.625
Second Quarter                                      0.815   0.563
Third Quarter                                       0.844   0.500
Fourth Quarter                                      0.906   0.625

2002
First Quarter                                       0.880   0.700
Second Quarter                                      0.920   0.580
Third Quarter                                       0.820   0.430
Fourth Quarter                                      1.290   0.470

(1) Reflects fiscal years ended March 31 of the year indicated.

         The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

         As of June 14, 2002 there were approximately 170 holders of record of the Company's common stock. Management believes there are approximately 1,000 beneficial holders of the Company's common stock.

         The last sales price of the Company's common stock on June 14, 2002, was $1.44.

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

                         COMMAND SECURITY CORPORATION

                       ITEM 6. SELECTED FINANCIAL DATA

         The financial data included in this table have been derived from the financial statements as of and for the years ended March 31, 2002, 2001, 2000, 1999, and 1998, which have been audited by independent certified public accountants. The information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with the financial statements and related notes included in the Report.


                                                                       Statement of Operations
                                                                          Years ended March 31
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
In $ Thousands                                   2002            2001            2000           1999           1998
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
Revenue                                             83,885         71,320          59,246        57,642          51,797
Gross Profit                                        13,529         11,531          10,003         9,716           7,340
Administrative service revenue                         277            274             554           913           1,451
Operating Income / (Loss)                            1,752            328             315           877          (2,915)
Net Income / (Loss)                                  2,376           (439)           (310)          (15)         (4,013)
Income /(Loss) per common share                       0.38          (0.08)          (0.07)        (0.02)          (0.62)
Weighted average number of
  common shares outstanding                      6,287,343      6,287,343       6,535,581     6,658,143       6,689,352
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------

All of the above statistics are in $ thousand except for Income / (Loss) per common share and weighted average number of common shares outstanding which are expressed in $ and number respectively.


                                                              Balance Sheet Data as of  March 31
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
In $ Thousands                                       2002        2001            2000           1999           1998
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
Working Capital / (deficiency)                        1,525          1,874             750           200          (1,123)
Total Assets                                         26,317         17,991          15,348        16,188          17,697
Short-term debt <F1>                                 13,570          8,489           7,717         7,558           7,994
Long-term debt <F2>                                     291          1,801             588           472             531
Stockholders' equity                                  4,087          1,712           2,191         3,119           3,134
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------

<F1> The Company's short-term debt includes the current maturities of long-term debt, obligations under capital leases and short term borrowings. See Notes 6, 7 and 15 of "Notes to the Financial
     Statements".

<F2> The Company's long-term debt includes the long-term portion of obligations under capital leases.



     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                  For the three years ended March 31, 2002

      Management's discussion and Analysis should be read in conjunction with the Financial Statements and related notes.

      In this discussion, the words"Company", "we", "our" and "us" refer to Command Security Corporation.

OVERVIEW

      Command Security Corporation is a provider of uniformed security services from our nineteen operating offices throughout the United States. Historically, we have grown by acquisition but the focus was changed in early 2001 to build our branch network by internal growth. This is to be achieved through a team of business development managers who have been recruited and trained to sell premium value-added services at strong margins.

      Following a deterioration in profitability in the first quarter of the 2002 fiscal year, we undertook a review of each division. This resulted in the hiring of two new vice-presidents to manage the sales and operational roles of our Guard division. In addition, we reduced the number of business development managers from thirteen to seven to contain costs as well as suspending the development of our administrative service programs. Finally, a review of our National Accounts division (which provided nationwide security services to ATM and retail customers) was completed. This resulted in termination of these services on a national basis by the end of the 2002 fiscal year and the closure of our dispatch center. Although we had secured volume increases earlier in the year, this had been at the expense of margin and significant start up and ongoing costs of running the division had adversely impacted profits. The closure has enabled us to eliminate these costs and improve management focus on our core business.

      The federalization of pre-board screening by the Federal Aviation Administration has had, and is expected to have, a significant impact on us. Our screening contracts with the airlines were terminated in February 2002 and a new contract covering all screening was entered into with the FAA. We will continue to provide pre-board screening at various airports until the FAA actually implements the legislation and has hired and trained all required federal employees to take over screening duties. We also provide other services to our aviation clients, including security, baggage handling and wheelchair escorts. These services have not been effected by the pending federalization process and, to our knowledge, will not be affected in the foreseeable future. We are exploring opportunities under the Aviation and Transportation Security Act to participate in a pilot program for private security companies to provide pre-board screening at selected airports post federalization. We are also actively marketing our non-screening aviation services to new and existing aviation clients.

RESULTS OF OPERATIONS

Earnings

      2002 was another challenging year for us following the resolution of the stockholder derivative suit that had distracted management through the start of the 2002 fiscal year. The problems in our National Accounts division outlined above combined with the cost of developing an internal growth policy had adversely impacted profits and cash in the early part of the 2002 fiscal year, resulting in losses in the first 2 quarters. Management actions in August 2001 have resulted in improvements in profits and cash availability. Then, the tragedy of September 11 hit and we have seen significant turmoil in our industry since this date, especially in our Aviation division. Our main challenge currently is to manage the changes within the aviation security industry. In November 2001, the US Government announced their decision to federalize the pre-board screening process currently performed by private security companies such as ourselves. This resulted in the Government taking over these security contracts in February 2002. Volumes and rates have both increased significantly post the September 11 tragedy, reflecting the heightened focus on aviation security within the US. This has had a positive impact on our results in the second half of the fiscal year. Overall, we produced a strong result for 2002 achieving net income of $2,375,760 (inclusive of a $1.3 million reduction in valuation reserves for deferred tax assets).

      Our results for 2001 were affected by the distraction and cost of the stockholder derivative suit mentioned above which meant we suffered a loss of $438,886 compared to a loss for 2000 of $309,710.

Revenue

      Revenue for 2002 grew by $12,564,763 to $83,885,203. The major components of this increase were $15,814,000 from additional accounts within the commercial airline industry and a $716,000 increase in revenue from our National Accounts division prior to its closure in March 2002. These increases were offset by a reduction of $3,887,000 in our guard service contract revenues. This was a combination of terminated accounts (some of which were due to an aggressive policy of improving margins on under performing contracts) offset by new business and rate reviews from current customers. The increase in aviation revenue was a combination of additional contracts at existing airports, new contracts at Philadelphia and La Guardia airports. In addition, we secured increased volumes and rates on the FAA contracts for pre-board screening from February 2002, which accounted for around $6 million in revenue through March 2002.

      Revenue for 2001 increased to $71,320,440, a rise of $12,074,513 compared to $59,245,927 in 2000. The increase was primarily due to $8,227,000 from additional accounts within the commercial aviation industry, a $971,000 increase in revenue from the servicing of ATM sites through our network of independent contractors (now closed) and $3,086,000 from additional guard service contracts. The latter was a combination of new business and rate reviews on current customers offset by terminated accounts whilst the increase in aviation revenue was due to additional new contracts at existing airports and growth on other contracts.

Gross Profit

      Gross profit increased by $1,997,693 in 2002 from $11,531,110 to $13,528,803, which was 16.1% of revenue, slightly less than the 16.2% achieved in 2001. Significant movements in the individual cost lines within direct costs consisted of an improvement in the direct labor percentage, offset by increased general liability insurance premiums and unemployment insurance costs as well as a deterioration in the cost of independent sub-contractors. This was largely reflective of the change in relative volumes within these divisions.

      The gross profit in the previous year was up by $1,528,244 from $10,002,866 to $11,531,110 which was 16.2% of revenue compared to 16.9% in
2000. Gross profit increased by approximately $2,039,000 as a result of the rise in revenue. However, this increase was offset by an increase in the cost of sales of $510,372. This rise was primarily due to higher payroll costs ($793,983 - mainly in the aviation division following the loss of the high margin Tower Air contract), increased vehicle expenses ($153,479) and higher sub-contractor costs ($366,426). These rises were offset by a reduced insurance expense ($271,991 - the benefit of an improved experience on historical losses both on worker's compensation and general liability), a $310,000 accrual on a disputed administrative service client in 2000 which did not recur in 2001 or 2002 and lower uniform charges ($139,964).

      One area of relative uncertainty within the gross profit calculation is insurance, which is largely dependent upon the result of past actions. We insure against general liability claims and lawsuits through a general liability insurance policy with a third-party insurance carrier. Such policies have limits of $5 million per occurrence and $10 million in the aggregate on a per project basis. Previous to December 2001, we had limits of $1 million per occurrence and $10 million in the aggregate. Prior to October 1, we also had an excess general liability insurance policy that covered claims for an additional $50 million in the aggregate. The impact of the September 11 tragedy meant that this umbrella cover was no longer available to the company at the time of policy renewal (October 1, 2001). We retain the risk for the first $25,000 per occurrence ($50,000 prior to October 1, 2000). The general liability insurance reserve is based upon existing claims, actuarial computations and the timing of reported claims. These are all factored in to estimate losses incurred but not yet reported to the Company.

      We also have a worker's compensation insurance policy where the premium is based on incurred losses as determined at the end of coverage plus the basic insurance amounts. The worker's compensation basic premium is determined by the insurance carrier and includes its overhead costs and insurance premium. For the 2000 year, the charge for estimated losses was based upon industry standard payouts. In 2001 and 2002, however, we have used our own historical payout profile for which we now have an adequate history. The impact on the charge in these 2 years was not significantly different than the 2000 year as a result of this change.

Administrative Service Revenue

         The Company provides payroll and billing services and accounts receivable financing through contracts with administrative service clients for a percentage of the revenue or gross profit generated from their business. The Company owns the accounts receivable and, depending on the individual contract, may be the employer of record of the guards who provide the services to the customers of the administrative service client. Whenever contracted as the employer of record, the legal liability for tax withholdings including FICA and unemployment insurance taxes is borne by the Company. Additionally, the Company is responsible for worker's compensation and general liability claims for damages that result from the employees' conduct and/or negligence. The administrative service client manages its internal operations including sales and marketing of its guard contracts. The Company currently only services one administrative service client, where we are not the employer of record. The caption "Administrative Service Revenue" represents the income earned on the Administrative Service Agreements as well as income earned on back-office support to police departments for off-duty police services.

         Administrative Service revenue increased by $2,375 to $276,652 for 2002, compared to $274,277 the previous year. Revenue declined by $279,919 in 2001 from $554,196 in 2000 to $274,277 due to the termination by mutual consent of a significant service agreement in May 2000.

         Costs associated with the administrative service revenue are primarily clerical and administrative in nature and are not readily segregated from the Company's total general and administrative costs.

General and Administrative Expenses

      General and administrative expenses rose by $1,215,327 to $11,314,660 in 2002 from $10,099,333 the prior year. This increase was primarily due to the cost of the sales force ($903,000), higher telephone charges due to an upgrade in our communications infrastructure ($75,000) and the start up costs on new contracts, primarily in the aviation division which impacted travel and hotel costs ($129,000). These increases were partly offset by a reduction in professional fees ($159,000), health insurance charges ($112,000) and the cost of conferences ($68,000).

      General and administrative expenses rose by $1,897,094 to $10,099,333 in 2001 from $8,202,239 the prior year. This increase was primarily due to higher office and administrative salaries of $1,046,047 which was a consequence of additional personnel to manage the increased volumes and wage increases and costs related to the employment contract of the current CFO. Other cost increases were incurred on telephone ($141,901), commission payments on new sales ($49,032), increased costs of health insurance ($68,866) and conferences and related travel expenses which were incurred to promote new business ($168,156). Administrative auto expenses rose by $43,267 primarily as a result of additional vehicles and higher fuel charges and professional fees increased by $104,857. Other general administrative costs, including office supplies, dues and subscriptions, rent and utilities, increased by approximately $275,000 due to the increased level of business in fiscal 2001.

Amortization of Intangibles

         A charge of $156,746 in 2002 was $140,694 less than in 2001 due to intangible assets from earlier acquisitions being fully amortized. The charge for 2001 of $297,440 was a reduction of $879,008 over the 2000 charge of $1,176,448 due mainly to the full amortization of earlier acquisitions, including ISS International Service System, Inc. and McVey Security Inc.

Provision for Doubtful Accounts

         The provision for doubtful accounts rose by $57,375 to $581,679 in 2002 due to additional write-off's following a review of some older debts which were not deemed to be recoverable. In addition, we suffered from some Chapter 11 bankruptcies in the aviation industry.

         The provision for doubtful accounts decreased by $445,633 from $969,937 in 2000 to $524,304 in 2001 due to the Tower Air write off in 2000 of $738,117. The increase in 2001, excluding the Tower Air write-off, was due to a provision in 2001 against a previous administrative service client of $100,982 and a provision of $140,213 relating to a debt due from a customer in New York. The latter debt was settled during the 2002 fiscal year.

         We periodically evaluate the requirements for providing for credit losses. A review of the creditworthiness of customers is undertaken as well as prior payment performance, the age of the receivables and our overall historical loss experience.

Bad Debt Recoveries

         There were no bad debt recoveries in 2002 or 2001, compared to a recovery of $106,578 in 2000.

Stockholder Derivative Suit Costs

         The stockholder derivative suit was settled in November 2000 and no costs were therefore incurred in 2002. A consequence of this suit in earlier years was additional professional fees and distraction from the management of our business. Not all costs can be readily identified but the charge of $431,445 in 2001 related to specific professional fees and settlement costs that were a direct consequence of the shareholder suit. No corresponding charges were separately identified in 2000.

Line of Credit Termination Fee

         A one-time charge of $125,000 was incurred during 2001 relating to a fee payable to CIT Group Business/Credit Inc. following termination of the revolving loan and security agreement in November 2000. No such termination charge was incurred in either 2002 or 2000.

Interest Income

         Interest income decreased by $21,172 to $93,201 in 2002 from $114,373 in 2001. This decrease was due to the repayment in June 2001 of part of the Restricted Cash balance, which earns interest offset in part by increased charges to administrative service clients. The income of $114,373 in 2001 was a reduction of $58,160 over the $172,533 earned in 2000. This decrease was due to reduced activity on administrative service clients. The income in 2000 had also benefited from collection of interest from an administrative service client that terminated in May 2000.

Insurance Rebates

          No insurance rebates were received in 2002 compared to receipts of $60,799 and $15,689 in 2001 and 2000 respectively.

Interest Expense

         The charge of $780,155 in 2002 was $176,197 less than that incurred in 2001 due primarily to the 50% reduction in the Prime rate from March 2001 to March 2002 offset by higher average borrowings as a consequence of increased revenue levels. We anticipate further reductions in borrowing costs as interest rates remain at favorable levels and repayments of the term loan accelerate.

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

Equipment Dispositions

         The $10,344 gain on equipment dispositions represents proceeds from the sale of older equipment and vehicles in excess of book value. This compared with gains in 2001 and 2000 of $14,429 and $912 respectively.

Income Tax Benefit

         Due to increased revenue and earnings as a result of additional accounts and changes in the airport security industry (following the September 11 tragedy) along with the expected impact in fiscal 2003 of the contract with the FAA to continue to provide pre-board screening, we have determined that it is more likely than not that we will be able to utilize a substantial part of our net operating loss carryovers for Federal and State income tax purposes. We have, therefore, reduced our deferred tax asset valuation allowance in fiscal 2002 by $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

         We pay our guard employees and those of our administrative service clients on a weekly basis, while customers generally pay for services within 60 days of billing. In order to fund our payroll and operations, we have a commercial revolving loan arrangement which up until November 2000 was with CIT Group/Business Credit, Inc. ("CIT").

         In November 2000, we entered into a three-year agreement with LaSalle Business Credit Inc., ("LaSalle") under a loan and security agreement (the "agreement"). The original agreement provided for borrowings up to 85% of eligible accounts receivable to a maximum of $15 million. LaSalle also provided a term loan of $3 million, which was to be repaid in equal monthly installments of $100,000 through June 2003. The outstanding balance under the revolver and term loans could be made up of a combination of Prime loans and LIBOR loans although the maximum outstanding LIBOR loans at any one time must not exceed three. The revolving loans bore interest at prime on the prime rate loans and LIBOR plus 2% on the LIBOR loans. The equivalent rates on the term loans were prime and LIBOR plus 2.5%.

         Due to the losses incurred earlier on in the year and the growth in revenues over the 3rd quarter of the 2002 fiscal year, we required a $250,000 over advance in December 2001, which expired at the end of January 2002. A consequence of this request was that an amendment to the original agreement was made effective as of January 8, 2002. This resulted in a reduction in the maximum amount of borrowings from eligible accounts receivable to $12 million from $15 million previously. In addition, we no longer have the ability to have part of the outstanding balance as LIBOR loans and the interest rates from that date were increased to Prime plus 0.5% on the revolver loans and Prime plus 0.75% on the term loans. The term loan provided by LaSalle, which was previously to be repaid at $100,000 per month over 30 months is now to be repaid at $150,000 per month from April 2002 onwards.

         On March 14, 2002, a second amendment was made to the agreement to increase the eligible accounts receivable maximum borrowings back up to the original $15 million. This was necessary to fund the continued increase in revenues over the last quarter of the 2002 fiscal year.

         At the end of the 2002 fiscal year, we had borrowed $11,671,919 representing approximately 89% of our maximum borrowing capacity. Long-term debt (including current maturities) decreased by $1,256,334 primarily due to repayments on the LaSalle term loan in the 2002 fiscal year.

         Our capital lease obligations reduced by $52,831 from $277,043 in 2001 to $224,212 in 2002. We entered into new capital lease agreements during the year for equipment purchases of $89,508 and the reduction was due to repayments in excess of these additions. Total required principal repayments on long term debt and capital lease obligations for the year to March 2003 are approximately $1,747,000 compared to $1,546,000 for the prior year.

         Our operations for 2002 resulted in an increase in operating profit of $1,424,505 to $1,752,370 compared to $327,865 in 2001, primarily due to revenue growth and effective cost controls. The 2001 result was slightly higher than the operating profit achieved in 2000 of $315,016, primarily due to increased revenues offset by the costs of the stockholder derivative suit and the CIT termination fee. As a result of the term loan repayment requirements to LaSalle, mostly offset by the operating profits, working capital decreased by $349,199 from $1,874,303 in 2001 to $1,525,104 in 2002.
Accounts receivable has increased due to increased revenues primarily in the latter part of fiscal 2002. We anticipate lower levels of receivables and borrowing requirements after termination of the FAA contracts for pre-board screening services towards the end of 2002. We experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $2,063,361 compared to $1,039,698 at 2001. Cash balances and book overdrafts can fluctuate materially from day to day depending upon such factors as collections, timing of billing and payroll dates and are covered by advances from the revolving loan as checks are presented for payment.

         Due to the losses sustained in previous years we are not required to pay any income taxes on our profit in fiscal 2002. We still have Federal and State tax loss carryovers of $4.5 million and $4.8 million respectively to offset future taxable income along with other benefits as a result of timing differences for reporting expenses for tax purposes. We expect to pay minimal income taxes for fiscal 2003.

         Effective July, 2000, we had suspended payment of preferred stock dividends until we could re-establish sufficient reserves through future earnings. With the profit achieved in the 2002 fiscal year, we are now able to repay all dividends in arrears on our preferred stock. As of March 31, 2002, we owed our preferred stockholders $284,708, all of which were declared as payable in April 2002 and have been paid subsequent to the year end.

        The Company's stock is quoted on the OTC Bulletin Board Service. We comply with all applicable reporting requirements of the Securities and Exchange Commission.

OUTLOOK

         This outlook section contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

We had a difficult 2002 fiscal year suffering losses in and the termination of our National Accounts division and the volatility in the aviation security industry post September 11. The earlier losses in fiscal 2002 culminated in management changes and the suspension of development of non-core activities such as the administrative service program in August 2001. We then had the decision by the US Government to federalize the pre-board screening process at US airports. We ended the year with annualized revenues in excess of $100 million due to the increased security focus, higher volumes and rates in aviation security. We will, however, be losing this business over the next several months based upon the Government set deadline to complete federalization of pre-board screening by November 2002. Revenue from pre-board screening for fiscal year ending 2002 is estimated to have been $29.8 million. Our best estimate currently is that annual revenue post federalization will drop back down to levels of approximately $70 million. The changes we made earlier in the 2002 fiscal year mean we should continue to produce operating income post this event. We are currently producing very strong levels of profitability, paying down the revolver loan and generating significant cash availability.

         Our outlook on revenues remains largely dependent upon the success of our new sales teams, which we have taken on in both of our main divisions (guard and aviation). The continuing volatility in the airline security industry presents many opportunities for us to secure new business at acceptable margins. Within the guard division, the additional cash availability will enable us to build the sales team back up to previous levels.

         We expect margins to remain at around the 16% to 17% mark, although this will be affected by the health of the economy. The relative weakness of the economy and the levels of unemployment have a major impact on our ability to recruit and retain the right quantity and quality of personnel to service our contracts. This has a consequential impact on overtime and wage rates generally. These rates are often dictated by the customer during the bid process. The margin will also be affected by the mix of our business and on our ability to sell and manage higher value services at improved margins.

         We do not envision any significant change in the level of branch expenses. We have a network of branches that are generally not yet at critical mass and can therefore benefit from additional revenue at the right margin without incurring significantly more cost. We do not, therefore, see the need to open many more branches during the fiscal year 2003 although we do plan to increase the sales teams as cash availability and management strength dictates. We believe that general and administrative costs should generally remain at a similar level to that currently.

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

Regulation

         Management's evaluation of the Company's present status and future prospects is dependent upon the assumption that the Company's contracts with the FAA will be terminated sometime before November 2002. Since the FAA contracts are terminable by the FAA prior to November 2002, such early termination would have an adverse impact on the Company's results of operations and financial condition. An extension of these contracts beyond November 2002 would have a beneficial effect.

         The Company's management further assumes that the current regulation and federalization of pre-board screening services provided by the Company will not be expanded into other areas such as general security and baggage handling at aviation facilities. Such increased regulation or federalization would have a material adverse impact on the Company's results of operations and financial condition.

Competition

         The Company's assumptions regarding projected results depend largely upon the Company's ability to retain substantially all of the Company's current clients (with the exception of the FAA as of November 2002). Retention is affected by several factors including but not limited to, regulatory limitations, the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, continuity of Management and continuity of non-management personnel. There are several major national competitors with resources far greater than those of the Company which, therefore, have the ability to provide service, cost and compensation incentives to clients and employees which could result in a loss of such clients and/or employees.

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

Collection of Accounts Receivable

         Management has no reasonable basis to believe that default in payment of accounts receivable by the Company's security guard customers or administrative service clients will occur. However, any such default by a significant client due to bankruptcy or otherwise, would have a material adverse impact on the Company's liquidity, results of operations, and financial condition.

Catastrophic Events

         The Company is exposed to potential claims for catastrophic events, such as a hijacked airplane, based upon allegations that the Company failed to perform its services in accordance with contractual or industry standards. The Company's insurance coverage limits are currently $5 million per occurrence and $10 million in the aggregate on a per project basis. The former umbrella coverage of $50 million is no longer available to the Company at commercially reasonable rates following September 11.

Officers and Directors Potential to Control Matters Requiring Stockholder
Approval

         Our executive officers, directors and 5% or greater stockholders currently own beneficially 2,853,639 shares or approximately 45% (excluding any shares issuable upon exercise of warrants) and at a future date have the potential through the exercise of warrants and options, to beneficially own approximately 7,916,710 shares or approximately 70% of the outstanding shares of the Company's common stock. These stockholders, acting together would be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

         These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate fluctuations and other factors. Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10-Q and 8-K and any amendments thereto (all as filed with the Securities and Exchange Commission from time to time).


     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         During the fiscal year ended March 31, 2002, the Company did not hold a portfolio of securities instruments for either trading or for other purposes.

         The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with LaSalle Business Credit, Inc. Based on the Company's interest rate at March 31, 2002, and average outstanding balances during the fiscal year then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $108,000 over the next fiscal year.

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


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's by-laws require that the Board of Directors be divided into two classes. The first class consists of directors Geoffrey P. Haslehurst, Kenneth Allison and Graeme R. Halder. The second class consists of William C. Vassell, Peter J. Nekos, Carl E. Painter and Gregory J. Miller. The terms of the directors in the first class will expire at the annual meeting of shareholders in 2002 or until their successors have been elected and qualified. The terms of the directors in the second class will expire at the annual meeting of shareholders in 2003 or until their successors are elected and qualified. Each director's term is for two years. A classified board makes it more difficult for shareholders to change the majority of directors. Depending on the number of people in each class it could take two
(2) annual meetings to replace a majority of the Board. This provision is applicable to every election of directors after the initial classification.

         The following table provides information concerning each person who was an executive officer or director of the Company as of June 14, 2002.

Name                      Age      Title
----------------------    --      -------------------------------------
William C. Vassell        43      Chairman of the Board, President
                                  and Chief Executive Officer

Gregory J. Miller         42      Director

Peter J. Nekos            74      Director

Geoffrey P. Haslehurst    43      Director

Kenneth Allison           57      Director

Graeme R. Halder          39      Chief Financial Officer and Director

Carl E. Painter           56      Director

Martin Blake              48      Vice President Aviation Services

William Dunn              49      Corporate Secretary, General Counsel


         William C. Vassell is the Company's President, Chief Executive Officer and Chairman of the Board. Mr. Vassell had been Chairman of the Board, President and Chief Executive Officer of the Company since 1983, when the Company repurchased the remaining 50% of its then-outstanding common stock (he became a 50% owner of the Company in 1980). In connection with the Company's acquisition of United Security Group Inc. ("United"), Mr. Vassell resigned from the offices of President and Chief Executive Officer on February 24, 1995, and retained his position as Chairman of the Board. He has been a director of the Company since 1980, and has been a member of the Executive Committee since March 1995. He was reappointed as President and Chief Executive Officer on November 13, 2000 in conjunction with the Reliance transaction. Mr. Vassell is active in various industry and trade associations. He twice was Chairman of the Mid-Hudson Chapter of the American Society for Industrial Security (the nationally recognized security association), and he is a Certified Protection Professional within the Society. He is also a director of the Associated Licensed Detectives of New York State and a member of the Committee of National Security Companies.

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

         Geoffrey P. Haslehurst has been a director of the Company since November 2000. Mr. Haslehurst has been Group Financial Director for Reliance Security Group plc since 1996. Mr. Haslehurst was appointed Group Managing Director in April 2001. Prior to joining Reliance, he was Group Financial Director for Laura Ashley Holdings plc.

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


           SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Each director and executive officer of the Company who is subject to
Section 16 of the Securities Exchange Act of 1934, and each other person who beneficially owns more than 10% of the Company's common stock, is required by
Section 16(a) of that Act to report to the Securities and Exchange Commission by a specified date his or her ownership of and transactions in the Company's common stock. Copies of such reports on Forms 3, 4, and 5 must also be provided to the Company. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto, and written representations to the Company with respect to the fiscal year ended March 31, 2002, the Company is not aware of any person who, at any time during the fiscal year ended March 31, 2002, was a director, officer or beneficial owner of more than ten percent (10%) of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 2002, except that: (i) Messrs. Nekos, Miller and Painter were late in filing Form 5 in connection with the grant on March 1, 2002, of warrants to each of them covering 10,000 shares of the Company's Common Stock exercisable at $0.82 per share.

                       ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth for the fiscal year ended March 31, 2002, all plan and non-plan compensation paid to, earned by, or awarded to William C. Vassell, Chairman of the Board and Chief Executive Officer, Graeme
R. Halder, Chief Financial Officer and Martin C. Blake, Jr., Vice-President - Aviation. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for the fiscal year ended March 31, 2002 and, therefore, compensation for such other executive officers is not disclosed.

                          SUMMARY COMPENSATION TABLE
                  FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                                                Annual Compensation                                   Long-Term Compensation

                                                                                                      Shares
                                     Fiscal Year                      Other Annual                    Underlying
Name and Principal                   Ended                            Salary                          Warrants
Position                             March 31      Annual Salary      Compensation        Bonus       Granted
--------                             --------      -------------      ------------        -----       --------
William C. Vassell<F1>
President, Chairman of the Board
and Chief Executive Officer
                                     2000          $153,846           <F2>                0           0
                                     2001          $162,500           <F2>                0           1,217,444<F1>
                                     2002          $193,268           <F2>                $ 45,000    0

Graeme R. Halder
Chief Financial Officer
                                     2001          $ 30,000           $179,356            $ 13,800    75,000<F4>)
                                     2002          $163,083           $120,320<F3>        $ 29,256    0

Martin C. Blake, Jr.
Vice President -- Aviation
                                     2000          $116,074           <F2>                $ 12,900    0
                                     2001          $119,678           <F2>                $ 94,058    50,000<F4>
                                     2002          $119,678           <F2>                $114,312    0

<F1> In November 2000, Mr. Vassell was granted two warrants covering
     1,217,444 shares of the Company's common stock in connection with the Reliance transaction. The first warrant issued to Mr. Vassell in connection with the Reliance transaction covers 204,485 shares at an exercise price of $1.25 per share. The shares became exercisable on November 12, 2000, but cannot be exercised until after the exercise by Reliance of a warrant issued to it and then only in the same proportion as to which Reliance has exercised its warrant. This warrant expires on November 12, 2005. The second warrant issued to Mr. Vassell in connection with the Reliance transaction covers 1,012,159 shares at an exercise price of $1.25 per share. It is exercisable only to the following extent: (i) with respect to one-third of the warrant shares if the Company's earnings satisfy certain "Confidential Performance Targets" (defined below under Item 11 - "Employment Agreements and Warrants and Termination of Employment and Change of Control Agreement - William C. Vassell") for the fiscal year ended March 31, 2002; (ii) with respect to two-thirds of the warrant shares if the Company's earnings satisfy the Confidential Performance Targets for the fiscal year ended March 31, 2003; and (iii) with respect to all of the warrant shares if the Company's earnings satisfy the Confidential Performance Targets for the fiscal year ended March 31, 2004. This warrant expires on November 12, 2005.

<F2> All perquisites and other personal benefits, securities or property do not exceed either $50,000, or 10% of the total annual salary and bonus of the executive officer. All perquisites and other personal benefits, securities or property are properly indicated in the "Other Annual Salary Compensation" column, as they all fit into the categories set forth in Item 402 of Regulation S-K.

<F3> Pursuant to the Employment Agreement entered into between Mr. Halder and the Company as of January 1, 2001, and as superceded by one effective from August 20, 2001, Mr. Halder received perquisites and other personal benefits in excess of either $50,000 or 10% of his total annual salary and bonus. Mr. Halder received $7,753 for the use of a fully expensed vehicle, $50,595 towards the cost of rental accommodation in the US offset by $14,637 received on the rental of his UK property and $29,195 in private school tuition for his two eldest children. His employment agreement also covers him for the tax consequences of his move to the States including any taxable benefit on the above costs and this is estimated at $45,027.

<F4> Covered by a warrant issued pursuant to the Company's 2000 Stock Option
     Plan at an exercise price of $0.75 per full share. The warrant may become exercisable May 1, 2004, provided certain Confidential Performance Targets are satisfied.

Stock Options/Warrants

         The Company did not grant any stock warrants pursuant to its 2000 Stock Option Plan during the fiscal year ended March 31, 2002.


Employment Agreements and Warrants and Termination of Employment and Change of Control Agreement

William C. Vassell

         The Company entered into an Employment Agreement with Mr. Vassell dated as of September 12, 2000. The Agreement went into effect when the Reliance transaction was consummated on November 13, 2000. The Agreement provides that Mr. Vassell be employed as the Company's Chairman of the Board of Directors, Chief Executive Officer and President. The contract will end on the earlier of the third anniversary of the effective date or the date on which Mr. Vassell's employment is terminated under the Agreement. Unless either party gives ninety (90) days notice to the other party prior to an anniversary of the effective date, the Agreement shall be automatically extended for one (1) year on such anniversary date. Mr. Vassell's base salary shall be $175,000 per annum for the first employment period, $225,000 for the second employment period and $250,000 thereafter.

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

         In September of 1992, the Company entered into a Compensation Continuation Agreement with Mr. Vassell. This Agreement provides that, if, within specified periods of a change of control of the Company (as defined in the Agreement) Mr. Vassell's employment is terminated by the Company without cause (as defined in said Agreement), or if Mr. Vassell terminates his employment for good reason (as defined in the Agreement), Mr. Vassell will be paid 2.99 times the greater of his annual compensation as in effect on the date of the Agreement or the highest annual compensation for any of the three
(3) years preceding the termination. All awards previously granted under any performance incentive plan, the actual payment of which may be deferred, will be vested as a result of the change of control and all options and warrants held by Mr. Vassell will become immediately exercisable. Currently, the aggregate amount payable to Mr. Vassell upon his termination in the event of a change in control would be 2.99 times his total compensation of approximately $225,000 for the fiscal year ended March 31, 2002, or approximately $675,000.

Graeme R. Halder

         The Company entered into an Employment Agreement with Mr. Graeme R. Halder that was effective from August 20, 2001. This superceded the prior agreement that was effective from January 1, 2001. The Agreement provides that Mr. Halder will be employed as the Company's Chief Financial Officer and will report to Mr. Vassell. The contract will end on the earlier of the third anniversary of the effective date of the agreement or the date on which Mr. Halder's employment is terminated by the Company. His base salary will be $146,280 per annum, which will be reviewed at each anniversary date and he will be eligible to receive up to an additional fifty percent (50%) of his base salary based on performance. The perquisites offered to Mr. Halder include a Tax Equalization Agreement, a fully expensed automobile, a $13,800 disturbance allowance per annum, the reasonable costs of private education for his two eldest children and a $6,000 per annum air travel allowance. The Company also pays for the cost of renting a suitable property in the States which is offset by rental income received on his property in the UK.

Martin C. Blake, Jr.

         The Company has executed an Employment Agreement with Mr. Blake dated as of March 20, 2000. The Agreement went into effect on April 1, 2000 and superceded a prior Employment Agreement dated January 1, 1998. The Agreement provides that Mr. Blake be employed as the Company's Vice President and General Manager of the Company's Aviation Division. The contract will end on the earlier of the third anniversary of the date of the Agreement or the date on which Mr. Blake's employment is terminated under the Agreement. Mr. Blake's base salary was $120,000 per annum. He is also eligible to receive a performance-related bonus. The perquisites offered to Mr. Blake include an automobile and reimbursement for all out-of-pocket business expenses.

         Due to the significant challenges within the aviation security industry currently, Mr. Blake's employment agreement was amended on March 20, 2002. With effect from April 1, 2002, his salary became $150,000 per annum. In the event Mr. Blake is terminated for cause, the Company shall have no further obligation except to pay those accrued obligations arising prior to the date of termination. In the event the Company terminates Mr. Blake's employment without cause or Mr. Blake terminates his employment, the Company is obligated to provide nine (9) months of health insurance and pay a lump sum severance amount of $100,000 for termination in the third year of the Agreement.

         The Agreement further provides that Mr. Blake will execute the Company's standard form of Confidentiality and Non-Compete Agreement pursuant to which, for one year following termination of his employment for any reason, he will not engage in any employment or business in competition with the Company. For one additional year he will not solicit any of the Company's aviation clients or potential clients or hire or influence Company employees to leave the Company.

Other Agreements

         Other than pursuant to the Employment Agreement and the Compensation Continuation Agreement for Mr. Vassell and the employment agreements with Messrs. Halder and Blake, there is no compensation plan or arrangement for the benefit of any person named in the Summary Compensation Table that would result from the resignation, retirement or other termination of such person's employment.

         Other than the compensation described above, there are no long-term incentive plans for the persons named in the Summary Compensation Table. In November 1999, the Company adopted a qualified Retirement Plan which became effective beginning calendar year 1999 and provided for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The Plan does not allow for employer matching of elective deferrals. For the period ended March 31, 2002, no discretionary amounts have been accrued or paid.

Board of Directors' Compensation

         No executive officer receives any additional compensation for serving as a director. Directors who are not employees of the Company or the Reliance Security Group received a meeting fee of $1,000 for each meeting attended, and all directors were reimbursed for expenses incurred in attending Board meetings. Directors Gregory J. Miller and Peter J. Nekos receive $1,000 per month in connection with services they provide to the Company in their capacity as members of the audit committee. Mr. Miller received fees of $450 for various legal services he provided to the Company during the year at the rate of $225 per hour. No other directors who are not also executive officers received any plan or non-plan compensation from the Company during the last three fiscal years. In recognition of their service as Directors, Messrs. Nekos and Painter, and Miller were each granted a warrant covering 10,000 shares of the Company's Common Stock exercisable at $0.82 per share. The warrants expire on February 28, 2005.

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

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the number and percentage of common stock (being the Company's only voting securities) beneficially owned by (i) each person who owns of record (or is known by the Company to own beneficially) 5% or more of the Company's common stock or as to which he has the right to acquire within sixty (60) days of June 15, 2002, (ii) each director and executive officer and (iii) all of said beneficial owners, officers and directors as a group, as of June 14, 2002. Except as indicated below, the address for each director and executive officer is the Company's principal office at Lexington Park, Route 55, Lagrangeville, New York 12540.

         Other than as set forth in the following table, the Company is not aware of any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who owns more than 5% of the common stock of the Company.

                                 Amount and Nature
                                 Of Beneficial
Name                             Ownership(1)              Percent of Class(2)

William C. Vassell               2,283,744(3)              30.43%(2)

Peter J. Nekos                   12,500(4)                 (12)

Gregory J. Miller                10,000(5)                 (12)

Geoffrey P. Haslehurst           23,500(6)                 (12)

Kenneth Allison                  23,500(6)                 (12)

Carl E. Painter                  10,000(5)                 (12)

Graeme R. Halder                 75,000(7)                 1.18%

Martin C. Blake, Jr.             50,000(8)                 (12)

William Dunn                     21,000(9)                 (12)

Reliance Security Group plc      5,220,111(10)             51.08%(2)
Boundary House
Cricketfield Road
Uxbridge, Middlesex UB81QG

Sandra F. and Norman H. Pessin   354,500(11)               5.6%(2)
605 Third Avenue
19th Floor
New York, NY 10158

All Officers and                 2,509,244(2) (3) (4)      32.6%(2)
Directors as a Group                      (7) (5) (6)
(9 Persons)                               (8) (9) (10)


(1) The Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set forth opposite their names except as indicated.

(2) Percent of class for each shareholder is calculated as if all shares underlying Preferred Stock, options and warrants included in the table for such shareholder are outstanding. The number of outstanding shares of common stock is 6,287,343. The percent of class for all executive officers and directors as a group is calculated as if all shares underlying Preferred Stock, options and warrants held by any shareholders included in the group are outstanding. The denominator for the group calculation is 7,679,787.

(3) The shares included under the beneficial ownership of Mr. Vassell include 204,485 shares at an exercise price of $1.25 per share, covered by a warrant exercisable only to the extent of the exercise by Reliance of a warrant issued to it. Also included are 1,012,959 shares at an exercise price of $1.25 per share, covered by a warrant under which one-third of the shares become exercisable if the Company's earnings satisfy certain Confidential Performance Targets (defined above in Item 11 - "Employment Agreements and Warrants and Termination of Employment and Change of Control Agreement - William
      C. Vassell") for the year ending March 31, 2002. This Warrant becomes exercisable with respect to the two-thirds of the shares covered by it if the Company's earnings satisfy the Confidential Performance Targets for the year ended March 31, 2003. All of the shares covered by the warrant become exercisable if the Company's earnings satisfy the Confidential Performance Targets for the year ended March 31, 2004. Also included are 250,000 shares held in escrow pursuant to an Escrow Agreement between Mr. Vassell and Reliance dated November 12, 2000. Mr. Vassell shares voting and dispository power over 16,300 shares with his wife.

(4)   Includes 10,000 shares underlying a warrant currently exercisable.

(5)   Includes 10,000 shares underlying a warrant currently exercisable.

(6) Messrs. Haslehurst and Allison are currently officers of Reliance Security Group plc and hold the shares and warrants of Reliance in an indirect capacity.

(7) Includes 75,000 shares covered by a warrant issued pursuant to the Company's 2000 Stock Option Plan and not exercisable until May 1, 2004.

(8) Includes 50,000 shares covered by a warrant issued pursuant to the Company's 2000 Stock Option Plan and not exercisable until May 1, 2004.

(9) Includes 20,000 shares covered by a warrant issued pursuant to the Company's 2000 Stock Option Plan and not exercisable until May 1, 2004.

(10) The shares included under the beneficial ownership for Reliance include 1,289,484 shares of common stock and 12,325.35 shares of preferred stock convertible into 1,232,535 shares of Common Stock. Also included is a currently exercisable warrant for 150,000 shares at an exercise price of $1.03125 per share; and a warrant covering 2,298,092 shares, at an exercise price of $1.25 per share; and the right to take possession of 250,000 shares placed in escrow pursuant to an Escrow Agreement between William C. Vassell and Reliance dated November 12, 2000. This last warrant provides that in case the Vassell warrants shall vest and become exercisable in accordance with their terms at any time after the date the warrants were first issued, then the number of warrant shares issuable upon exercise of the warrant shall be proportionally adjusted so that Reliance after such vesting shall be entitled to receive such number of warrant shares equal to twenty percent (20%) of the outstanding common stock taking into account the exercise of all stock options, warrants and rights to acquire shares of common stock outstanding on the date hereof, conversion of all shares of the Company's preferred stock outstanding on the date hereof, and exercise of the warrant and that portion of the Vassell warrants vested on such date. This information is based on the schedule 13D filing with the Securities and Exchange Commission by Reliance Security Group PLC dated September 13, 2001.

(11) The shares included under the beneficial ownership for Sandra F. and Norman H. Pessin include 6,000 personally owned by Mr. Pessin and 348,500 shares beneficially held by Mr. Pessin's wife, Sandra F. Pessin. This information is based upon a filing with the Securities and Exchange Commission on Form 13D dated November 29, 2001.

(12)  Less than 1 percent of class.

           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ATM UK Contract

         In March 2001, the Company entered into a contract to provide security services to a bank services provider in the UK. Following a review of the potential sub-contractors in the UK market, discussions were held with 2 potential suppliers. The contract was subsequently awarded to Reliance Security Group, a major shareholder of the Company. The contract was negotiated at arms length at competitive rates and was a profitable contract for the Company until the end of the contract in January 2002. Revenue on this contract in the 2002 fiscal year totaled $1,279,845, while sub-contractor costs were $1,143,717.


                                   PART IV

           ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT

                      SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) Financial statements filed as part of this report:

                                                                  Page No.

           Independent auditor's report...........................  F-1

           Balance Sheets - March 31, 2002 and 2001...............  F-2

           Statements of Operations - years ended........ ........  F-3
           March 31, 2002, 2001, and 2000

           Statements of changes in stockholders' equity..........  F-4 years ended March 31, 2002, 2001, and 2000

           Statements of cash flows - years ended.................  F-5 - F-6
           March 31, 2002, 2001, and 2000

           Notes to Financial Statements..........................  F-7 - F-20

    (2) Financial statement schedule filed as part of this report:

           Valuation and qualifying accounts - years ended........  F-21
           March 31, 2002, 2001, 2000

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

4.2    Reclassified as Exhibit 10.37

4.3    Reclassified as Exhibit 10.38

4.4    Reclassified as Exhibit 10.39

4.5    Reclassified as Exhibit 10.40

4.6    Warrant (50,000) to the CIT          Incorporated by reference to
       Group/Credit Finance                 Exhibit 4.2of the Form 8-K filed
                                            on March 13, 1996

4.7   Specimen Series A Preferred Stock     Incorporated by reference to
      Certificate                           Exhibit 4.2 of the Third
                                            Amendment to the S-1.

10.1  Form of Amendment to Employment       Incorporated by reference to
      Agreement for William C. Vassell      Exhibit 10.1 of the 10-K for the
      dated April 8, 1991                   fiscal year ended March 31, 1992
                                            (the "1992 10-K")

10.2  Amended and Restated Employment       Incorporated by reference to
      Agreement for William C. Vassell      Exhibit 10.3 of the 1992 10-K
      dated June 18, 1991

10.3  Amendment #1 to Amended & Restated    Incorporated by reference to
      Employment Agreement for William      Exhibit 10.5 to the 1993 10-K
      C. Vassell dated September 25, 1992

10.4  Form of Amendment to Employment       Incorporated by reference
      Agreement for Gordon Robinett         to Exhibit 10.2 of the 1992 10-K
      dated April 8, 1991

10.5  Amended and Restated Employment       Incorporated by reference to
      Agreement for Gordon Robinett         Exhibit 10.4 of the 1992 10-K
      dated June 18, 1991

10.6   Amendment #1 to Amended Restated     Incorporated by reference to
       Employment Agreement for Gordon      Exhibit & 10.6 of the 1993 10-K
       Robinett dated September 25, 1992

10.7   Form of Warrant Agreement and        Incorporated by reference to
       Warrant for William C. Vassell       Exhibit 10.3 of the 1991 10-K
       (175,000 shares) and Gordon
       Robinett (60,000 shares)

10.8   Form of Warrant Agreement dated      Incorporated by reference to
       May 15, 1992 for William C.          Exhibit 10.7 to the 1992 10-K
       Vassell (125,000 shares),  Gordon
       Robinett (60,000 shares) and
       Peter J. Nekos (10,000 shares)

10.9   Compensation Continuation Agreement  Incorporated by reference to
       for William C. Vassell dated         Exhibit 10.9 of the 1993 10-K
       September 25, 1992

10.10  Consulting Agreement with Robert     Incorporated by reference to
       Ellin dated December 2, 1992         Exhibit 10.10of the 1992 10-K

10.11  Warrant Agreement for William C.     Incorporated by reference to
       Vassell (500,000)                    Exhibit 10.16 of the Form 10-K
                                            for fiscal year ended March 31,
                                            1994 (the "1994 10-K

10.12  Franchise Offering Prospectus        Incorporated by reference to
       dated December 1, 1992               Exhibit 10.11 of the 1993 10-K

10.13  Warrant Agreement and  Warrant       Incorporated by reference to
       for Stuart James Company, Inc.       Exhibit 4.B of S-18

10.14  Form of Second Amendment to May      Incorporated by reference to
       15, 1992 Warrant Agreement and       Exhibit 10.13 in 1994 10-K
       Warrant Certificate for William C.
       Vassell and Gordon Robinett

10.15  Form of Third Amendment to April     Incorporated by reference to
       8, 1991 Warrant Agreement and        Exhibit 10.14 in the 1994 10-K
       Warrant Certificate for William C.
       Vassell and Gordon Robinett

10.16  Form of Third Amendment to May 15,   Incorporated to Exhibit 10.15
       1992 Warrant Agreement and Warrant   in the 1994 10-K
       Certificate for William C. Vassell
       and Gordon Robinett

10.17  Placement Agent Agreement            Incorporated by reference to
                                            Exhibit 1.1 of the Form 8-K
                                            filed October 17, 1993

10.18  Registration Agreement
                                            Incorporated by reference to
                                            Exhibit 4.1 to the Form 8-K
                                            filed October 17, 1993

10.19  Form of Warrant for Private          Incorporated by reference to
       Placement                            Exhibit 4.2 to the Form 8-K
                                            filed October 27, 1993

10.20  Warrant Agreement (Placement         Incorporated by reference to
       Agreement)                           Exhibit 4.3 to the Form 8-K
                                            filed October 27, 1993

10.21  William C. Vassell Indemnity         Incorporated by reference to
       Agreement                            Exhibit 10.17 of the 1994 10-K

10.22  Plan of Acquisition, Reorganization, Incorporated by reference to
       Liquidation or Succession of ISS     Exhibit 2 of the Form 8-K filed
       International Service Systems, Inc.  October 27, 1993

10.23  Amendment to ISS Purchase Agreement  Incorporated by reference to
                                            Exhibit 10.23 of the 1994 10-K/A

10.24  Plan of Acquisition, Reorganization, Incorporated by reference to
       Liquidation or Succession of         Exhibit 2 of the Form 8-K
       Madison                              filed November 12, 1993

10.25  Purchase and Sale Agreement dated    Incorporated by reference to
       February 24, 1996, for the           Exhibit 2.1 of the Form 8-K filed
       acquisition of United Security       march 23, 1996
       Group Inc.

10.26  Placement Agent Agreement dated      Incorporated by reference to
       February 24, 1996, between the       Exhibit 10.26 to the Third
       Company and Sands Brothers & Co.,    Amendment to the Form S-1
       Ltd. with Amendment as of March
       24, 1996

10.27  Shareholders Voting Agreement dated  Incorporated by reference to
       March 8, 1996, by all directors in   Exhibit 10.27 of the Third
       their capacities as Shareholders     Amendment to the S-1

10.28  Amendment No. 2 to Amended and       Incorporated by reference to
       Restated Employment Agreement for    Exhibit 10.28 of the Third
       William C. Vassell dated February    Amendment to the S-1
       24, 1996

10.29  Amendment No. 2 to Amended and       Incorporated by reference to
       Restated Employment Agreement for    Exhibit 10.29 of the Third
       Gordon Robinett dated February 24,   Amendment to the S-1
       1996

10.31  Form of Warrant (250,000) to         Incorporated by reference to
       Sands Brothers & Co., Ltd.           Exhibit 10.31 of the Third
                                            Amendment to the S-1

10.32  Warrant Reduction Agreement          Incorporated by reference to
       (275,000) William C. Vassell         Exhibit 10.32 the Third
                                            Amendment to the S-1

10.34  Loan and Security Agreement          Incorporated by reference to
       with CIT Group/Credit Finance, Inc.  Exhibit 4.7 of the Third
                                            Amendment to the S-1

10.35  Term Loan Agreement with             Incorporated by reference to
       Deltec Development Corp.             Exhibit 4.8 of the Third
                                            Amendment to the S-1

10.36  Promissory Note to William C.        Incorporated by reference to
       Vassell ($85,000) dated              Exhibit 10.36 of the form 10-K
       August 22, 1994                      for the fiscal year ending March
                                            31, 1995 (the "1995 10-K")

10.37  Notes Payable - ISS                  Incorporated by reference as
                                            Exhibit 4.2 to the 1994 10-K/A

10.38  Bank Note - September 1, 1992        Incorporated by reference as
       maturity                             Exhibit 4.2 to the l994 l0-K/A

10.39  Bank Note - November 1, 1997         Incorporated by reference as
       maturity Exhibit 4.4                 of the 1994 10-K/A

10.40  Mehlich Notes                        Incorporated by reference as
                                            Exhibit 4.5 of the 1994 10-K/A

11.00  Computation of Income Per            Incorporated by reference to
       Share of Common Stock                Exhibit 11 annexed to Financial
                                            Statements.

99.2   Placement Agent Agreement            Incorporated by reference to
       dated February 24, 1995              Exhibit 1.1 to the Form 8-K/A
                                            dated February 24, 1995

99.3  Amendment to Exhibit C to the         Incorporated by reference to
      Placement Agent Agreement dated       Exhibit 1.2 to the Form 8-K
      March 24, 1995                        dated March 24, 1995

99.4  Agreement with John B. Goldsborough   Incorporated by reference to
                                            Exhibit 99.3 to the Fourth
                                            Amendment to the S-1

99.5  Warrant Standstill Agreement          Incorporated by reference to
      from William C. Vassell               Exhibit 99.4 to the Fourth
                                            Amendment to the S-1

99.6  Shareholders Voting Agreement         Incorporated by reference to
      dated March 8, 1995                   Exhibit 99 to the Form 8-K
                                            dated March 24, 1995

99.7  Letter to Company from                Incorporated by reference to
      D'Arcangelo & Co. L.L.P.              Exhibit 99.7 to the Form 8-K
      dated February 28, 1994.              dated February 9, 1996

99.8  Letter to Company from Coopers        Incorporated by reference to
      & Lybrand L.L.P. dated                Exhibit 99.8 to the Form 8-K
      February 7, 1996 confirming           dated February 9, 1996.
      termination of engagement

99.9  Letter to Company from Coopers        Incorporated by reference to
      & Lybrand,L.L.P. dated February       Exhibit 99.9 to the Form 8-K
      9, 1996.                              dated February 9, 1996.

99.10 Letter (revised) to Commission        Incorporated by reference to
      from Coopers & Lybrand L.L.P.         Exhibit 99.10 to the Form 8-K/A
      dated March 8, 1996.                  filed March 11, 1996.

99.11 Press Release dated June 25, 1997     Incorporated by reference to
      re: FYE 1997 results                  Exhibit 99.11 to the 1997 10-K.

99.12 Press Release dated June 29, 2002     Incorporated by reference to
                                            Exhibit 99.12 to the 10-K for
                                            year ended March 31, 1999.

99.13 Stock Purchase Agreement              Incorporated by reference to
                                            Exhibit 99.13 of the Form 8-K
                                            filed September 27, 2000.

99.14 Reliance Warrant                      Incorporated by reference to
                                            Exhibit 99.14 of the Form 8-K
                                            filed September 27, 2000.

99.15 Vassell Warrant                       Incorporated by reference to
                                            Exhibit 99.15 of the Form 8-K
                                            filed September 27, 2000.

99.16 Vassell Warrant                       Incorporated by reference to
                                            Exhibit 99.16 of the Form 8-K
                                            filed September 27, 2000.

99.17 Kikis Voting Agreement                Incorporated by reference to
                                            Exhibit 99.17 of the Form 8-K
                                            filed September 27, 2000.

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

99.19 Shareholders' Agreement               Incorporated by reference to
                                            Exhibit 99.19 of the Form 8-K
                                            filed September 27, 2000.

99.20 Vassell Employment Agreement          Incorporated by reference to
                                            Exhibit 99.20 of the Form 8-K
                                            filed September 27, 2000.

99.21 Stipulation                           Incorporated by reference to
                                            Exhibit 99.21 of the Form 8-K
                                            filed September 27, 2000.

99.22 Registration Rights Agreement         Incorporated by reference to
                                            Exhibit 99.22 of the Form 8-K
                                            filed September 27, 2000.

99.23 Audit Committee of the Board          Incorporated by reference to
      of Directors Charter and Powers       Exhibit 99.23 of the Form 10-K
                                            filed July 3, 2001.


99.24 Halder Employment Agreement           Incorporated by reference to
                                            Exhibit 99.24 of the Form 10-K
                                            filed July 3, 2001.

99.25 2002 Stock Option Plan                Incorporated by reference to
                                            Exhibit 99.25 of the Form 10-K
                                            filed July 3, 2001.

99.26 Halder Warrant                        Incorporated by reference to
                                            Exhibit 99.26 of the Form 10-K
                                            filed July 3, 2001.

99.27 Blake Warrant                         Incorporated by reference to
                                            Exhibit 99.27 of the Form 10-K
                                            filed July 3, 2001.

99.28 Dunn Warrant                          Incorporated by reference to
                                            Exhibit 99.28 of the Form 10-K
                                            filed July 3, 2001.

99.29 McDonald Warrant                      Incorporated by reference to
                                            Exhibit 99.29 of the Form 10-K
                                            filed July 3, 2001.

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

         (xi) Report on Form 8-K dated July 8, 1998 (item 7(c) - Exhibits Press Release dated July 7, 1998.

         (xii) Report on Form 8-K dated July 29, 1998 Item 7(c) - Exhibits Press Release dated July 17, 1998.

         (xiii) Report on Form 8-K dated September 15, 1998 Item 7(c) Press release dated August 17, 1998.

         (xiv) Report on Form 8-K dated December 1, 1998 Item 7(c) Press release dated November 30, 1998.

         (xv) Report on Form 8-K dated July 1, 1999 Item 7(c) Press release dated July 20, 2002.

         (xvi) Report on Form 8-K dated August 24, 1999 Item 7(c) Press release dated August 27, 2002.

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

         (xxiv) Report on Form 8-K dated September 12, 2000 Item 7(c) Press release dated September 12, 2000.

         (xxv) Report on Form 8-K dated November 10, 2000 Item 7(c) Press releases dated November 10, 2000 and November 14, 2000.

         (xxvi) Report on Form 8-K dated February 14, 2001 Item 7(c) Press release dated February 14, 2001.

         (xxvii) Report on Form 8-K dated April 18, 2001 Item 7(c) Press release dated April 17, 2001.

         (xxviii) Report on Form 8-K dated April 8, 2002 Item 7(c) Press
                  Release dated April 1, 2002.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             COMMAND SECURITY CORPORATION

                                             /s/ William C. Vassell
                                             -----------------------------
                                             William C. Vassell
                                             President, Chairman and Chief
                                             Executive Office

Date: June 20, 2002


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                                                                   Date

                                 President, Chairman and
_/s/ William C. Vassell ____     Chief Executive Officer        June 20, 2002
William C. Vassell
                                 Chief Financial Officer,
_/s/ Graeme R. Halder ______     Director                       June 20, 2002
Graeme R. Halder

_/s/ Gregory J. Miller _____     Director                       June 20, 2002
Gregory J. Miller

_/s/ Peter J. Nekos ________     Director                       June 20, 2002
Peter J. Nekos

_/s/ Geoffrey P. Haslehurst_     Director                       June 20, 2002
Geoffrey P. Haslehurst

_/s/ Kenneth Allison________     Director                       June 20, 2002
Kenneth Allison

/s/ Carl E. Painter_________     Director                       June 20, 2002
Carl E. Painter

Independent Auditor's Report
on the Financial Statements

To the Board of Directors
  and Stockholders of
  Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(A). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP

May 16, 2002
Poughkeepsie, New York



Command Security Corporation
Balance Sheets
March 31, 2002 and 2001

                                                                                            2002                   2001

ASSETS
Current assets:
  Restricted cash                                                                           $         0            $   466,403
  Accounts receivable from guard service customers, less allowance for
    doubtful accounts of $359,015 and $562,945, respectively                                 21,280,638             14,101,319
  Accounts receivable from administrative service client customers, less
    allowance for doubtful accounts of $24,095 and $32,840, respectively                        648,826                391,650
  Prepaid expenses                                                                              498,203                353,922
  Other receivables                                                                             388,066                308,842
                                                                                            -----------            -----------
       Total current assets                                                                  22,815,733             15,622,136

Furniture and equipment at cost, net                                                          1,195,422              1,230,178
Intangible assets, net                                                                          195,910                352,656
Restricted cash                                                                                 253,548                244,620
Deferred income taxes                                                                         1,300,000                      0
Other assets                                                                                    556,110                540,925
                                                                                            -----------            -----------
       Total assets                                                                         $26,316,723            $17,990,515
                                                                                            ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                                                            $ 2,063,361            $ 1,039,698
  Current maturities of long-term debt                                                        1,626,065              1,441,080
  Current maturities of obligations under capital leases                                        120,532                104,773
  Short-term borrowings                                                                      11,823,022              6,942,779
  Accounts payable and accrued expenses                                                       5,492,855              4,132,346
  Due to administrative service clients                                                         164,794                 87,157
                                                                                            -----------            -----------
       Total current liabilities                                                             21,290,629             13,747,833

Self-insurance reserves                                                                         647,935                730,374
Long-term debt, net                                                                             186,988              1,628,307
Obligations under capital leases, net                                                           103,680                172,270
                                                                                            -----------            -----------
                                                                                             22,229,232             16,278,784
                                                                                            -----------            -----------

Commitments and contingencies (Notes 14 and 15)

Stockholders' equity:
  Preferred stock, convertible Series A, $.0001 par value per share,
    1,000,000 shares authorized, 12,325 shares
    issued and outstanding, liquidation value of $2,033,682                                   2,033,682              2,033,682
  Common stock, $.0001 par value per share, 20,000,000 shares
    authorized, 6,287,343 shares issued and outstanding                                             629                    629
  Paid-in capital                                                                             8,619,286              8,619,286
  Accumulated Deficit                                                                        (6,566,106)            (8,941,866)
                                                                                            -----------            -----------
                                                                                              4,087,491              1,711,731
                                                                                            -----------            -----------
       Total liabilities and stockholders' equity                                           $26,316,723            $17,990,515
                                                                                            ===========            ===========


See accompanying notes and auditor's report



Command Security Corporation
Statements of Operations
Years Ended March 31, 2002, 2001 and 2000

                                                                        2002                2001                2000

Guard service revenue                                                   $83,885,203         $71,320,440         $59,245,927
Cost of guard service revenue                                            70,356,400          59,789,330          49,243,061
                                                                        -----------         -----------         -----------
    Gross profit                                                         13,528,803          11,531,110          10,002,866

Administrative service revenue                                              276,652             274,277             554,196
                                                                        -----------         -----------         -----------
                                                                         13,805,455          11,805,387          10,557,062
                                                                        -----------         -----------         -----------

Operating expenses:
    General and administrative expenses                                  11,314,660          10,099,333           8,202,239
    Amortization of intangibles                                             156,746             297,440           1,176,448
    Provision for doubtful accounts and notes                               581,679             524,304             969,937
    Bad debt recoveries                                                          -0-                 -0-           (106,578)
    Stockholder derivative suit related expenses                                 -0-            431,445                  -0-
    Line of credit termination fee                                               -0-            125,000                  -0-
                                                                        -----------         -----------         -----------
                                                                         12,053,085          11,477,522          10,242,046
                                                                        -----------         -----------         -----------

    Operating income                                                      1,752,370             327,865             315,016
                                                                        -----------         -----------         -----------

Other income/(expense)
    Interest income                                                          93,201             114,373             172,533
    Interest expense                                                       (780,155)           (956,352)           (848,860)
    Insurance rebates                                                            -0-             60,799              15,689
    Gain on equipment dispositions                                           10,344              14,429                 912
    Other income                                                                 -0-                 -0-             35,000
                                                                        -----------         ------------        -----------
                                                                           (676,610)           (766,751)           (624,726)
                                                                        -----------         -----------         -----------
    Income/(loss) before income tax benefit                               1,075,760            (438,886)           (309,710)

Income tax benefit                                                        1,300,000                  -0-                 -0-
                                                                        -----------         -----------         -----------

    Net income/(loss)                                                     2,375,760            (438,886)           (309,710)

Preferred stock dividends                                                        -0-            (40,674)           (177,851)
                                                                        -----------         -----------         -----------

Net income/(loss) applicable to common stockholders                     $ 2,375,760         $  (479,560)        $  (487,561)
                                                                        ===========         ===========         ===========


Income/(loss) per share of common stock
   Basic                                                                $       .38         $      (.08)        $      (.07)
                                                                        ===========         ===========         ===========
   Diluted                                                              $       .32                 n/a                 n/a
                                                                        ===========         ===========         ===========
Weighted average number of common
  shares outstanding
    Basic                                                                 6,287,343           6,287,343           6,535,581
                                                                        ===========         ===========         ===========
    Diluted                                                               7,524,868                 n/a                 n/a
                                                                        ===========         ===========         ===========


See accompanying notes and auditor's report



Command Security Corporation
Statements of Changes in Stockholders' Equity
Years Ended March 31, 2002, 2001 and 2000

                                                                                          Common
                                     Preferred     Common    Paid-In       Accumulated    Stock In
                                     Stock         Stock     Capital       Deficit        Treasury      Total
Balance at March 31, 1999            $2,033,682    $666      $9,277,997    $(8,193,270)   $      -0-    $3,119,075
Return of escrowed
  common stock                                      (15)       (214,006)                                  (214,021)
Purchase of treasury stock                                                                 (226,202)      (226,202)
Preferred stock dividends                                      (177,851)                                  (177,851)
Net loss                                                                      (309,710)                   (309,710)
                                     ----------    ----      ----------     ----------     --------     ----------
Balance at March 31, 2000             2,033,682     651       8,886,140     (8,502,980)    (226,202)     2,191,291

Retirement of common
  stock in treasury                                 (22)       (226,180)                    226,202
Preferred stock dividends                                       (40,674)                                   (40,674)
Net loss                                                                      (438,886)                   (438,886)
                                     ----------    ----      ----------     ----------     --------     ----------
Balance at March 31, 2001             2,033,682     629       8,619,286     (8,941,866)          -0-     1,711,731

Net income                                                                   2,375,760                   2,375,760
                                     ----------    ----      ----------     ----------     --------     ----------
Balance at March 31, 2002            $2,033,682    $629      $8,619,286    $(6,566,106)    $     -0-    $4,087,491
                                     ==========    ====      ==========    ===========     ========     ==========


See accompanying notes and auditor's report



Command Security Corporation
Statements of Cash Flows
Years Ended March 31, 2002, 2001 and 2000

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        2002                2001                2000
OPERATING ACTIVITIES
Net income/(loss)                                                       $ 2,375,760         $  (438,886)        $  (309,710)
Adjustments to reconcile net income/(loss) to net
  cash provided by/(used in) operating activities:
    Depreciation and amortization                                           702,963             894,792           1,695,458
    Provision for doubtful accounts and
      notes receivable, net of recoveries                                   581,679             524,304             863,359
    Gain on equipment dispositions                                          (10,344)            (14,429)               (912)
    Deferred income taxes                                                (1,300,000)                 -0-                 -0-
    Self-insurance reserves                                                 241,247             369,144             448,291
    Stock compensation settlement                                                -0-                 -0-           (154,021)
    Changes in operating assets and liabilities:
      Accounts receivable                                                (8,018,174)         (3,004,807)         (1,313,963)
      Prepaid expenses                                                      371,947              27,179             215,285
      Other receivables                                                     (70,011)             41,085             (41,226)
      Other assets                                                          335,805              98,528             279,569
      Accounts payable and accrued expenses                               1,036,823             344,855            (831,214)
      Due to administrative service clients                                  77,637            (384,731)            (89,597)
                                                                        -----------         -----------         -----------
        Net cash provided by/(used in)
          operating activities                                           (3,674,668)         (1,542,966)            761,319
                                                                        -----------         -----------         -----------

INVESTING ACTIVITIES
Purchase of equipment                                                      (230,855)           (226,368)           (158,168)
Purchase of intangible assets                                                    -0-           (190,033)            (12,000)
Proceeds from equipment dispositions                                         45,436              54,487              24,041
Notes purchased                                                                  -0-           (167,185)                 -0-
Issuance of notes by administrative service client                          (35,000)            (80,769)                 -0-
Principal collections on notes receivable                                   132,272              44,575                  -0-
                                                                        -----------         -----------         -----------
        Net cash used in investing activities                               (88,147)           (565,293)           (146,127)
                                                                        -----------         -----------         -----------

FINANCING ACTIVITIES
Net borrowings/(payments) on line of credit                               4,846,734            (332,776)            212,878
Proceeds from other borrowings                                                   -0-          2,875,000                  -0-
Repayments on other short and long-term debt                             (1,965,243)         (1,092,873)           (689,447)
Repayments on capital lease obligations                                    (142,339)           (114,670)            (82,486)
Cash overdraft                                                            1,023,663             854,926             184,772
Purchase of treasury stock                                                       -0-                 -0-           (226,202)
Payment of preferred stock dividends                                             -0-            (81,348)           (137,177)
                                                                        -----------         -----------         -----------
        Net cash provided by/(used in) financing activities               3,762,815           2,108,259            (737,662)
                                                                        -----------         -----------         -----------
Net decrease in cash and cash equivalents                                        -0-                 -0-           (122,470)

Cash and cash equivalents, beginning of year                                     -0-                 -0-            122,470
                                                                        -----------         -----------         -----------

Cash and cash equivalents, end of year                                  $        -0-        $        -0-        $        -0-
                                                                        ===========         ===========         ===========


See accompanying notes and auditor's report

Command Security Corporation
Statements of Cash Flows, Continued
Years Ended March 31, 2002, 2001 and 2000

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the period for:

                                    2002           2001            2000

Interest                        $773,347       $882,569        $848,860
Income Taxes                          -0-            -0-             -0-



2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the years ended March 31, 2002, 2001 and 2000, the Company purchased equipment with direct installment and lease financing of $315,698, $597,352 and $701,662, respectively. These amounts have been excluded from the statements of cash flows.

The Company generally obtains short-term financing to meet its insurance needs. For the years ended March 31, 2002, 2001 and 2000, $516,228, $322,621 and $122,644 respectively, have been borrowed for this purpose. These borrowings have been excluded from the statements of cash flows.

In January, 2001, the Company refinanced a note receivable from an administrative service client. The balance of the note refinanced of $78,839 along with net charges of $20,392 have been excluded from the statement of cash flows.

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

Command Security Corporation
Notes to Financial Statements
March 31, 2002, 2001 and 2000


1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

Principal business activities

    Command Security Corporation (the Company) is a uniformed security guard service company operating in New York, Connecticut, California, Florida, Illinois, Massachusetts, New Jersey and Pennsylvania. In addition, the Company also provides other security guard companies (administrative service clients) and police departments in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue.

Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include provisions for uncollectible accounts and notes receivable, valuation allowances for deferred tax assets and reserves for general liability and workers' compensation claims, among others. Actual results could differ from those estimates.

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

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


1. Business Description and Summary of Accounting Policies, continued

Intangible assets(continued)

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

    In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 establishes one accounting model to be used for the long-lived asset to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. The Company does not expect there will be an impact to its financial position, results of operations or cash flows upon adoption of SFAS 144.

Advertising costs

    The Company expenses advertising costs as incurred. Amounts incurred for recruitment and general business advertising were $131,266, $184,697 and $214,142 for the years ended March 31,
    2002, 2001 and 2000, respectively.

Reserve for doubtful accounts

    The Company periodically evaluates the requirement for providing for credit losses on its accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. Individual accounts are charged off as management deems them as uncollectible.

Income/(loss) per common share

    Under the requirements of Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. No diluted earnings per share are presented for the years ended March 31, 2001 and 2000, because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


1. Business Description and Summary of Accounting Policies, continued

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


2. Furniture and Equipment

Furniture and equipment at March 31, consist of the following:

                                   2002                 2001

Transportation equipment           $ 1,234,197          $ 1,392,073
Security equipment                     473,692              582,075
Office furniture and equipment       1,105,227            2,128,993
                                   -----------          -----------
                                     2,813,116            4,103,141
Accumulated depreciation            (1,617,694)          (2,872,963)
                                   -----------          -----------
                                   $ 1,195,422          $ 1,230,178
                                   ===========          ===========

Depreciation expense for the years ended March 31, 2002, 2001 and 2000, was $546,217, $597,352 and $519,010, respectively, and includes amortization of assets purchased under capital lease arrangements (see Note 14). During the year ended March 31, 2002, the Company removed fully depreciated equipment with an original cost of $1,383,390 from its accounts. The equipment was considered obsolete.


3. Intangible Assets

Intangible assets at March 31, consist of the following:

                                   2002                2001

Customer list                      $ 404,881           $ 547,284
Borrowing cost                       190,034             190,034
Goodwill                              34,007              34,007
                                   ---------           ---------
                                     628,922             771,325
Accumulated amortization            (433,012)           (418,669)
                                   ---------           ---------
                                   $ 195,910           $ 352,656
                                   =========           =========

Amortization expense for the years ended March 31, 2002, 2001 and 2000, was $156,746, $297,440 and $1,176,448, respectively. During the year ended March 31, 2002 and 2001, the Company removed fully amortized customer lists with an initial cost of $142,403 and $3,128,105, respectively, from its accounts.


4. Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers compensation claims. The Company's insurance carrier released $466,403 from the restrictions in June, 2001.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, consist of the following:

                                               2002           2001

Trade accounts payable                         $1,178,715     $1,097,298
Payroll and related expenses                    2,958,848      2,021,922
Insurance                                         900,000        589,398
Sales tax                                          14,971         48,139
Accrued interest payable                           80,591         73,783
Accrued professional fees                          55,000         60,000
Accrued loss contingencies and settlements        238,000         42,000
Other                                              66,730        199,806
                                               ----------     ----------
                                               $5,492,855     $4,132,346
                                               ==========     ==========

As of March 31, 2002 and 2001, the Company has accrued $238,000 and $42,000, respectively, for loss contingencies and settlements in connection with certain legal proceedings and labor claims where either a monetary settlement has been reached or management has determined that it is probable that a liability has been incurred.


6. Short-Term Borrowings

Short-term borrowings at March 31, consist of the following:

                                          2002               2001

Bank line of credit                       $11,671,919        $6,823,985
Various insurance financing
  arrangements, interest at 7.5%              151,103           118,794
                                          -----------        ----------
                                          $11,823,022        $6,942,779
                                          ===========        ==========

In November, 2000, the Company entered into a three year agreement with LaSalle Busines Credit, Inc. ("LaSalle") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. The agreement was modified in January, 2002, and again in March, 2002, to provide for a $250,000 overadvance and to expand the definition of eligible accounts receivable. At March 31, 2002, the Company had used $11,671,919 of this line, representing approximately 89% of its maximum borrowing capacity. Interest is payable at prime plus .5% (5.25% at March 31, 2002) on the outstanding balance. The line is collateralized by customer accounts receivable and substantially all other assets of the Company.

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

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


7. Long-Term Debt

Long-term debt at March 31, consists of the following:


                                                                 2002             2001
LaSalle Business Credit, Inc., due December, 2002,
  interest at prime plus .75% (5.5% at March 31, 2002), <F1>     $ 1,400,000      $ 2,600,000
Various installment loans due at various dates
  through February, 2005, with interest ranging
  from 8.9% to 11.75% <F2>                                           413,053          469,387
                                                                 -----------      -----------
                                                                   1,813,053        3,069,387
Current maturities                                                (1,626,065)      (1,441,080)
                                                                 -----------      -----------
                                                                 $   186,988      $ 1,628,307
                                                                 ===========      ===========


<F1>  Term loan from LaSalle Business Credit, Inc., initially payable in monthly installments of $100,000 with interst payable at LIBOR plus 2.5% or at prime. The note was modified in conjunction with the revolving line of credit modifications (see Note 6) and now requires monthly payments of $150,000 plus interest at prime plus .75%. The note is collateralized with the security pledged under the revolving loan and security agreement (see Note 6).

<F2>  Payable to General Motors Acceptance Corporation and Ford
      Motor Credit Corporation. The notes are collateralized by automobiles and security equipment.



The aggregate amount of required principal payments of long-term debt is as follows:

Year ending: March 31, 2003            $1,626,065
             March 31, 2004               138,707
             March 31, 2005                48,281
                                       ----------
                                       $1,813,053
                                       ==========


8. Stockholders' Equity

Changes in the number of equity shares of the Company's preferred, common and treasury stock for the years ended March 31, 2002, 2001 and 2000, are as follows:

                                     Preferred      Common         Treasury
                                     Stock          Stock          Stock

Balance at March 31, 1999            12,325         6,658,143            -0-
Return of escrowed common stock                      (150,000)
Purchase of treasury stock                                          220,800

Balance at March 31, 2000            12,325         6,508,143       220,800
Retirement of treasury stock                         (220,800)     (220,800)
                                     ------         ---------      --------
Balance at March 31, 2001            12,325         6,287,343            -0-
                                     ======         =========      ========
Balance at March 31, 2002            12,325         6,287,343            -0-
                                     ======         =========      ========

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


9. Net Income per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income for the year ended March 31, 2002:

                                 Income          Shares           Per-Share
                                 (Numerator)     (Denominator)    Amount

Basic EPS                        $ 2,375,760      6,287,343       $ .38
                                                                  =====
Effect of dilutive shares
  Options issued March 1, 2002                          386
  Convertible preferred stock                     1,232,500
                                 -----------      ---------
Diluted EPS                      $ 2,375,760      7,524,868       $ .32
                                 ===========      =========       =====

Additional options and warrants outstanding during the year ended March 31, 2002, were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.


10. Retirement Plans

In November, 1999, the Company adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The plan does not allow for employer matching of elective deferrals. For the years ended March 31, 2002, 2001 and 2000, no discretionary amounts have been accrued or paid.


11. Concentration of Risk

Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 40% and 25% and in the New York Metropolitan area with 29% and 43% of total receivables as of March 31, 2002 and 2001, respectively. As of March 31, 2002, 26% of the Company's trade receivables were due from the Federal Aviation Administration. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the years ended March 31, 2002, 2001 and 2000, the Company generated 55%, 46% and 38%, respectively, of its revenue from airport security and related services. Trade receivables due from the commercial airline industry comprised 43% and 37% of net receivables as of March 31, 2002 and 2001, respectively. The Company's remaining customers are not concentrated in any specific industry.


12. Significant Customers

For the years ended March 31, 2002 and 2001, no customer accounted for 10% or more of revenue. For the year ended March 31, 2000, one customer accounted for approximately $6 million, or 10%, of revenue.


13. Self-Insurance

For the years from March 1, 1997 to February 29, 2000, the Company provided a partially self-insured health insurance program to all eligible administrative personnel. There was a maximum loss of $30,000 per year per employee and an aggregate amount per year, based on the number of participants, that the Company could be responsible for. A stop-loss insurance policy covered all claims in excess of the above amounts. As of March 1, 2000, the Company is providing traditional fully insured coverage to its employees. Amounts accrued for health insurance under the partially self-insured plan and included in general and administrative expenses were $326,817 for the policy year ended February 29, 2000, based on the maximum aggregate for the year.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


13. Self-Insurance, continued

The Company has an insurance policy covering workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles for the years ended March 31, 2002 and 2001. For the year ended March 31, 2000, the Company based its estimated losses on industry payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $2,195,536, $1,802,379 and $1,584,916, for the years ended March 31, 2002,
2001 and 2000, respectively. Had the Company used its own historical payout profile for the year ended March 31, 2000, the charges for workers' compensation related losses would not have differed by a material amount.

The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence and $10,000,000 in the aggregate. Prior to December 1, 2001, the Company had limits of $1,000,000 per occurance. Prior to October 1, 2001, the Company also had coverage under an excess general liability insurance policy that covered claims for an additional $50,000,000 in the aggregate ($30,000,000 prior to October 1, 1999). Since the tragedy of September 11, 2001, such excess coverage was no longer available at the October, 2001, policy renewal time. The Company retains the risk for the first $25,000 per occurrence ($50,000 for claims based on losses incurred prior to October 1, 2000). Charges for general liability self-insurance expense of $241,247, $369,144 and $448,291, are included in cost of sales for the years ended March 31, 2002, 2001 and 2000, respectively. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors to provide for estimated losses incurred but not yet reported.

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


14. Contingencies

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

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


14. Contingencies, continued

In May, 1996, a complaint was filed in Queens County Civil Court by three former employees alleging emotional distress, anguish, mental distress and injury to their professional reputation due to retaliatory discharge and related matters. Plaintiffs each seek $2 million for compensatory damages and $2 million in punitive damages in addition to payment of overtime wages of $25,000. The Company's customer, also a defendant and a former employer, has engaged counsel representing all defendants. On November 27, 1998, the Kings County Supreme Court ruled on a motion dismissing three counts concerning contractual allegations but allowed the remaining nine counts to proceed to findings. The Company's customer and the Company reached an agreement for the remaining nine counts whereby the Company will be released from all claims in connection with this matter. The costs associated with this agreement, or $238,000, have been accrued in the financial statements as of March 31, 2002.

Pursuant to Federal regulation as a result of the terrorist attacks on September 11, 2001, the Federal government has taken responsibility for pre-board screening functions effective February 17, 2002. The Company has contracted with the government to continue to provide these functions at least until the government has the infrastructure in place to hire as direct Federal employees all persons who would act as pre-board screeners. Such services accounted for approximately $4.4 million, or 48% of revenue, for the month of March, 2002. Under current law, the Company's involvement with pre-board screening functions will be eliminated no later than the end of 2002. It is not known at this time if the government will provide any compensation to the Company for the loss of the pre-board screening revenue.


15. Lease Commitments

The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $736,400, $646,700 and $564,900, for the years ended March 31, 2002, 2001 and 2000, respectively.

The Company leases certain equipment and vehicles under agreements which are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2002, are $683,122 and $383,651 and at March 31, 2001, are $648,744 and
$298,552, respectively.

The future minimum payments under long-term noncancellable capital and operating lease agreements are as follows:

                                   Capital             Operating
                                   Leases              Leases

Year ending: March 31, 2003        $142,463            $  593,065
             March 31, 2004          74,874               460,051
             March 31, 2005          39,875               269,626
             March 31, 2006           3,182               187,406
             March 31, 2007              -0-              185,880
             Later years                 -0-              940,118
                                   --------            ----------
                                    260,394            $2,636,146
                                                       ==========
Amounts representing interest       (36,182)
                                   --------
                                   $224,212
                                   ========

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


16. Stock Option Plan and Warrants

In November, 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price which cannot be less than the fair market value of the shares on the date the options are granted. A previous similar plan allowing for the purchase of up to 107,500 shares expired in May, 2000. In February, 2001, options to purchase 225,000 shares of common stock have been issued. These options are exercisable at any time after February 1, 2004, and before January 31, 2011, at $.75 per share and are further restricted based on the achievement of certain financial results of the Company for the years ending March 31, 2002 through 2004.

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

On October 4, 1996, the Company issued warrants for 35,000, 150,000, 10,000 and 10,000 shares of common stock to the Company's then Chief Financial Officer and three Board members, respectively. The warrant for 35,000 shares was canceled due to the termination of the former Chief Financial Officer's employment. The remaining warrants expired in September, 2001.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


16. Stock Option Plan and Warrants, continued

On November 25, 1996, warrants to purchase 50,000 shares of common stock were subscribed to for $500 by the Company's public relations firm. The warrants expired in November, 2001.

On November 11, 1999, the Company authorized the issuance of warrants to purchase 150,000 shares of common stock to a former Board member in recognition of services to the Company, at an exercise price of $1.031 per share, the fair market value at the time of the grant. The warrants expire in November, 2004.

In November, 2000, the Company issued warrants to purchase 2,298,092 shares of common stock to Reliance. The warrants are exercisable at $1.25 per share at anytime after November 13, 2001, expiring November 13, 2005.

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

In March, 2002, the Company issued warrants for 10,000 shares of common stock to each of three of the Company's directors at an exercise price of $.82 per share, the fair market value at the time of the grant. The warrants expire in February, 2005.

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

The following is a summary of activity related to all Company stock option and warrant arrangements:



                                                    Options                         Warrants

                                            Exercise        Number of        Exercise          Number of
                                            Price           Shares           Price             Shares
Outstanding at March 31, 1999                2.25-2.50<F1>    160,000         1.87-3.25          560,000
  Issued                                                                      1.03               150,000
  Expired                                    2.25             (52,500)        3.25              (135,000)
                                            -----------     ---------        -----------       ---------

Outstanding at March 31, 2000                2.50             107,500         1.03-2.50          575,000
  Issued                                      .75-1.25      1,237,959         1.25             2,502,577
  Expired                                    2.50            (107,500)        2.10-2.50         (205,000)
                                            -----------     ---------        -----------       ---------

Outstanding at March 31, 2001                 .75-1.25      1,237,959         1.03-2.25        2,872,577
  Issued                                                                       .82                30,000
  Expired                                                                     1.88-2.25         (220,000)
                                            -----------     ---------        -----------       ---------
Outstanding at March 31, 2002               $ .75-$1.25     1,237,959        $ .82-$1.25       2,682,577
                                            ===========     =========        ===========       =========


<F1> Adjusted



At March 31, 2002, there were 1,237,959 and 2,682,577 options and warrants outstanding, respectively, exercisable at prices ranging from $.75 to $1.25, and 4,195,536 shares reserved for issuance under all stock arrangements.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


16. Stock Option Plan and Warrants, continued

Significant option and warrant groups outstanding at March 31, 2002, and the related weighted average exercise price and life information are as follows:



                                                                       Weighted           Weighted
                             Options/             Options/             Average            Average
Range of                     Warrants             Warrants             Exercise           Remaining
Exercise Price               Outstanding          Exercisable          Price              Life (years)
---------------              -----------          -----------         --------            ------------
$           .75                225,000                 -0-            $   .750            8.84
            .82                 30,000             30,000                 .820            2.92
          1.031                150,000            150,000                1.031            2.62
          1.250              3,515,536                 -0-               1.250            3.62
                             ---------            -------
$  .75 - $1.250              3,920,536            180,000                1.210            5.97
                             =========            =======


As disclosed in Note 1, the Company continues to follow the provisions of APB 25, "Accounting for Stock Issued to Employees," when determining the value of stock based compensation. Accordingly, no compensation expense has been recognized for its stock based compensation. If the Company had used the fair value method of accounting for stock based compensation, there would have been no significant effect on the net income or loss of the Company for the years ended March 31, 2002, 2001 or 2000. The weighted fair value of options and warrants granted during the years ended March 31, 2002 and 2001, were $.11, $.03 and $.10 per equivalent share, respectively. For the years ended March 31, 2002, 2001 and 2000, the fair value was estimated using the exercise price on the date of the grant and the following assumptions: risk free interest rate of 2.93%, 4.30% and 5.35%, volatility of 93.27%, 53.76% and 62.49% and a dividend yield of 0.00% for each year, respectively.


17. Preferred Stock

The Board of Directors has been authorized to issue preferred stock in series and to fix the number, designation, relative rights, preferences and limitations of each series of such preferred stock. Of the 1,000,000 shares authorized for issuance, 12,325 have been designated as Series A Convertible Preferred Stock ("Series A"). The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable in cash. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share. Any holder of Series A shares may at any time convert their shares into common stock of the Company at a conversion ratio of 100 shares of common stock for each share of Series A stock.

The Company had suspended payment of preferred dividends as of July 1, 2000, until it could re-establish sufficient surplus in accordance with applicable regulations. Total dividends in arrears as of March 31, 2002, were $284,708, or $.05 per common share. In April, 2002, the Board declared and paid all dividends in arrears.


18. Income Taxes

Income tax benefit for the years ended March 31 consists of the following:

                               2002              2001           2000
Current:
  Federal                      $        -0-      $      -0-     $      -0-
  State and local                       -0-             -0-            -0-
                               -----------       ---------      ---------
                                        -0-             -0-            -0-
                               -----------       ---------      ---------
Deferred:
  Federal                       (1,020,000)             -0-            -0-
  State and local                 (280,000)             -0-            -0-
                               -----------       ---------      ---------
                                (1,300,000)             -0-            -0-
                               -----------       ---------      ---------
        Income tax benefit     $(1,300,000)      $      -0-     $      -0-
                               ===========       =========      =========

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


18. Income Taxes, continued

The deferred tax benefit consists of a decrease of a previously established allowance in connection with certain net operating loss carryovers.

The differences (expressed as a percentage of pretax income) between the statutory Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

                                      2002           2001          2000

Statutory federal income tax rate       34.0         (34.0)        (34.0)
State and local income taxes,
  net of federal benefit                 9.8          (9.8)         (9.8)
Valuation allowance and reserves      (166.3)         38.4          38.4
Permanent differences                    1.5           5.4           5.4
                                      -------        ------        ------
Effective tax rate                    (121.0)%         0.0%          0.0%
                                      =======        ======        ======

The significant components of deferred tax assets and liabilities as of March 31, 2002 and 2001, are as follows:



                                                      2002                2001
Current deferred tax assets:
  Accounts receivable                                 $    99,318         $     98,054
  Accrued expenses                                        132,169              106,140
                                                      -----------         ------------
                                                          231,487              204,194
    Valuation allowance                                  (231,487)            (204,194)
                                                      -----------         ------------
        Net current deferred tax asset                $        -0-        $         -0-
                                                      ===========         ============

Non-current deferred tax assets/(liabilities):
  Equipment                                           $   (73,519)        $    (54,756)
  Intangible assets                                       895,285              897,047
  Self-insurance                                          278,612              314,130
  Net operating loss carryover                          2,021,385            2,490,827
                                                      -----------         ------------
                                                        3,121,763            3,647,248
    Valuation allowance                                (1,821,763)          (3,647,248)
                                                      -----------         ------------
        Net non-current deferred tax asset            $ 1,300,000         $         -0-
                                                      ===========         ============


The valuation allowance decreased by $1,798,192 during the year ended March 31, 2002, and increased by $160,414, and $53,550, during the years ended March 31, 2001 and 2000, respectively. Federal and State net operating loss carry-overs were approximately $4,485,000 and $4,828,000, respectively, at March 31, 2002. They begin to expire in 2010.


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

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


19. Administrative Service Agreements, continued

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

The Company may extend operating loans to these administrative service clients. As of March 31, 2002, the Company had two loan outstanding with balances of $24,500 and $138,000, respectively, providing for monthly payments of $1,167 and $3,000 plus interest at 14 % per annum.


20. Fair Value

The fair value of the Company's long-term notes receivable is based on the current rates offered by the Company for notes of the same remaining maturities. The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2002 and 2001, the fair value of long-term notes receivable and long-term debt approximates their carrying amounts.


21. Related Party Transactions

In connection with providing security guard services to one of its multi-national clients, the Company has engaged Reliance Security Group plc, a significant stockholder, as a subcontractor for these services. Included in cost of sales for the year ended March 31, 2002 and 2001, are $1,143,717 and $52,510, respectively, charged by Reliance for these services. The contract terminated in January, 2002 and as of March 31, 2002, there were no amounts owed under this arrangement. The balance owed to Reliance as of March 31, 2001, of $52,510, as well as advances owed to Reliance in connection with the cost of providing the Company with financial oversight services of $140,000 are included with current liabilities as of March 31, 2001.


22. Reclassifications

Certain 2001 amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no impact on financial condition or results of operations.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2002, 2001 and 2000


23. Quarterly Results (unaudited)

Summary data relating to the results of operations for each quarter for the years ended March 31, 2002 and 2001, follows:



                                                              Three Months Ended

                                     June 30            Sept. 30           Dec. 31            March 31
                                     -----------        -----------        -----------        -----------
Fiscal year 2002
  Guard service revenue              $18,498,741        $18,775,798        $21,815,881        $24,794,783
  Gross profit                         2,562,892          3,089,807          3,387,512          4,488,592
  Net income/(loss)                     (394,220)           (34,411)           457,994          2,346,397
  Net income/(loss
    per common share (basic)                (.06)              (.01)               .07                .37
    per common share (diluted)               n/a                n/a                .06                .31

Fiscal year 2001
  Guard service revenue              $16,117,665        $18,322,148        $18,836,792        $18,043,835
  Gross profit                         2,681,553          2,932,147          3,099,764          2,817,646
  Net income/(loss)                       70,107           (421,912)           (75,261)           (11,820)
  Net income/(loss)
    per common share (basic)                .005               (.07)              (.02)             (.002)
    per common share (diluted)               n/a                n/a                n/a                n/a


The fourth quarter 2002 income includes a $1,300,000 decrease in the deferred income tax valuation allowance. The second quarter 2001 loss includes stockholder derivative suit related expenses of $373,746.

                                               COMMAND SECURITY CORPORATION
                                       SCHEDULE OF VALUATION AND QUALIFYING ACCOUNT

                                                             Against
                                                             Amounts                                              Uncollectible
                                     Balance at  Charged to  Due to           Charged                 Accounts    Balance
                                     Beginning   Costs and   Administrative   to Other                Written     at End of
                                     of Period   Expenses    Service Clients  Accounts    Recoveries  Off         Period
Year ended March 31, 2002:
Deducted from asset accounts:
  Allowance for doubtful accounts
    receivable - current maturities  $  595,785  $581,679    $ 11,246         $ 11,193    $           $  816,793  $  383,110
  Allowance for doubtful notes
    receivable - current maturities       2,246                                                            2,246          -0-
  Allowance for other doubtful
    receivables - current maturities         -0-                                                                          -0-
  Allowance for doubtful notes and
    long-term receivables, net of
    current maturities                       -0-                                                                          -0-

Year ended March 31, 2001:
Deducted from asset accounts:
  Allowance for doubtful accounts
    receivable - current maturities   1,288,246   417,656      32,840            5,407                 1,148,364     595,785
  Allowance for doubtful notes
    receivable - current maturities       8,717                                             6,471                      2,246
  Allowance for other doubtful
    receivables - current maturities         -0-  113,119                                                113,119          -0-
  Allowance for doubtful notes and
    long-term receivables, net of
    current maturities                       -0-                                                                          -0-

Year ended March 31, 2000:
Deducted from asset accounts:
  Allowance for doubtful accounts
    receivable - current maturities     701,325   969,937                      106,972<F1> 71,970        418,018   1,288,246
  Allowance for doubtful notes
    receivable - current maturities     267,790                                 34,408     34,608        258,873       8,717
  Allowance for other doubtful
    receivables - current maturities    987,192                                                          987,192          -0-
  Allowance for doubtful notes and
    long-term receivables, net of
    current maturities                       -0-                                                                          -0-


<F1> Represents sales tax refund claims ($85,823) and expense accrual reduction ($21,149).



See auditor's report