Form 10-Q
period 2002-06-30
COMMAND SECURITY CORP
filed 2002-08-14
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                        Commission file number 0-18684

                         Command Security Corporation

            (Exact name of registrant as specified in its charter)

               New York                               14-1626307
   (State or other jurisdiction           I.R.S. Employer Identification No.)
of incorporation or organization)

Lexington Park, LaGrangeville, New York                  12540
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

Yes   _X_      No   ___

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of August 14, 2002).

                         COMMAND SECURITY CORPORATION

                                    INDEX

PART I.    Financial Information                                      Page No.

Item 1.    Financial Statements

           Condensed Statements of Operations -
           three months ended June 30, 2002
           and 2001 (unaudited)                                          3

           Condensed Balance Sheets -
           June 30, 2002 and March 31, 2002
           (unaudited)                                                   4

           Condensed Statements of Stockholders' Equity -
           three months ended June 30, 2002 and 2001
           (unaudited)                                                   5

           Condensed Statements of Cash Flows -
           three months ended June 30, 2002 and 2001
           (unaudited)                                                 6 - 7

           Notes to Condensed Financial Statements                     8 - 10

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition              11 - 15

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk                                            16


PART II.   Other Information

Item 1.    Legal Proceedings                                            16

Item 6.    Exhibits and Reports on Form 8-K                             16

Signature                                                               16

PART I.    Financial Information

Item 1.    Financial Statements


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                                  Three Months Ended

                                                                             June, 30           June, 30
                                                                               2002               2001
                                                                           -----------        -----------

Revenue                                                                    $28,271,152        $18,558,098
Cost of revenue                                                             21,914,412         15,935,849
                                                                           -----------        -----------
Gross profit                                                                 6,356,740          2,622,249
                                                                           -----------        -----------
Operating expenses
  General and administrative expenses                                        3,287,593          2,765,963
  Provision for doubtful accounts                                              293,043             62,949
                                                                           -----------        -----------
                                                                             3,580,636          2,828,912
                                                                           -----------        -----------
Operating profit/(loss)                                                      2,776,104           (206,663)

Interest income                                                                 24,121             24,761
Interest expense                                                              (198,220)          (214,010)
Equipment dispositions                                                           4,055              1,692
                                                                           -----------        -----------
Income/(loss) before income taxes                                            2,606,060           (394,220)

Provision for income taxes                                                    (456,339)                -0-
                                                                           -----------        -----------

Net income/(loss)                                                            2,149,721           (394,220)

Preferred stock dividends                                                     (325,394)                -0-
                                                                           -----------        -----------
Net income/(loss) applicable to
 common stockholders                                                       $ 1,824,327        $  (394,220)
                                                                           ===========        ===========
Net income/(loss) per common share
  Basic                                                                    $      0.29        $      (.06)
                                                                           ===========        ===========
  Diluted                                                                  $      0.28                n/a
                                                                           ===========        ===========
Weighted average number
 of common shares outstanding
  Basic                                                                      6,287,343          6,287,343
                                                                           ===========        ===========
  Diluted                                                                    7,646,101                n/a
                                                                           ===========        ===========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                           CONDENSED BALANCE SHEETS
                                 (Unaudited)


                                                                             June 30,          March 31,
                                                                               2002              2002
                                                                           -----------        -----------

ASSETS
 Current assets:
  Accounts receivable, net                                                 $22,446,433        $21,929,464
  Prepaid expenses                                                             212,334            498,203
  Deferred tax asset                                                           386,081                 -0-
  Other receivables, net                                                       153,661            388,066
                                                                           -----------        -----------

    Total current assets                                                    23,198,509         22,815,733

Property and equipment, net                                                  1,137,648          1,195,422

Other assets:
  Intangible assets, net                                                       159,617            195,910
  Restricted cash                                                              254,406            253,548
  Other receivables, net                                                       195,021            304,733
  Deferred tax asset                                                           457,580          1,300,000
  Other assets                                                                 313,417            251,377
                                                                           -----------        -----------
    Total other assets                                                       1,380,041          2,305,568
                                                                           -----------        -----------
Total assets                                                               $25,716,198        $26,316,723
                                                                           ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                           $ 2,245,112        $ 2,063,361
  Current maturities of long-term debt                                       1,157,189          1,626,065
  Current maturities of obligations under capital leases                       101,076            120,532
  Short-term borrowings                                                      9,587,355         11,823,022
  Accounts payable                                                             833,762          1,178,712
  Due to service companies                                                     246,857            164,794
  Self-insurance reserves                                                      980,313            373,102
  Preferred dividends payable                                                   40,674                 -0-
  Accrued payroll and other expenses                                         3,595,095          3,941,041
                                                                           -----------        -----------
    Total current liabilities                                               18,787,433         21,290,629

Self-insurance reserves                                                        775,532            647,935
Long-term debt due after one year                                              142,855            186,988
Obligations under capital leases due after one year                             98,560            103,680
                                                                           -----------        -----------
                                                                            19,804,380         22,229,232

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                                2,033,682          2,033,682
  Common stock, $.0001 par value                                                   629                629
  Additional paid-in capital                                                 8,293,892          8,619,286
  Retained earnings/(deficit)                                               (4,416,385)        (6,566,106)
                                                                           -----------        -----------
    Total stockholders' equity                                               5,911,818          4,087,491
                                                                           -----------        -----------
Total liabilities and stockholders' equity                                 $25,716,198        $26,316,723
                                                                           ===========        ===========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)


                                                                                                          Retained
                                                     Preferred            Common         Paid-In          Earnings
                                                       Stock               Stock         Capital          (Deficit)
                                                     ----------          ---------      ----------       -----------

Balance at March 31, 2001                            $2,033,682          $     629      $8,619,286       $(8,941,866)

Net loss - three months ended
 June 30, 2001                                                                                              (394,220)
                                                     ----------          ---------      ----------       -----------
Balance at June 30, 2002                              2,033,682                629       8,619,286        (9,336,086)

Net income - nine months ended
 March 31, 2002                                                                                            2,769,980
                                                     ----------          ---------      ----------       -----------
Balance at March 31, 2002                             2,033,682                629       8,619,286        (6,566,106)

Preferred stock dividends                                                                 (325,394)

Net income - three months ended
 June 30, 2002                                                                                             2,149,721
                                                     ----------          ---------      ----------       -----------
 Balance at June 30, 2002                            $2,033,682          $     629      $8,293,892       $(4,416,385)
                                                     ==========          =========      ==========       ===========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                              Three Months Ended
                                                                                      ----------------------------------
                                                                                        June 30,               June 30,
                                                                                          2002                   2001
                                                                                      -----------             ----------
Cash flow from operating activities:
  Net income/(loss)                                                                   $ 2,149,721             $ (394,220)
  Adjustments to reconcile net income/(loss) to
    net cash provided/(used in) by operating activities:
   Depreciation and amortization                                                          172,357                194,156
   Provision for doubtful accounts                                                        293,043                 62,948
   Gain on equipment dispositions                                                          (4,055)                (1,692)
   Deferred income taxes                                                                  456,339                     -0-
   Self-insurance reserves                                                                827,816                124,427
   Increase in receivables,
      prepaid expenses and deposits                                                      (262,924)              (711,694)
   Increase/(decrease) in accounts payable
      and other current liabilities                                                      (701,841)               212,168
                                                                                      -----------             ----------
       Net cash provided/(used in) by operating activities                              2,930,456               (513,907)
                                                                                      -----------             ----------

Cash flows from investing activities:
  Purchases of equipment                                                                  (63,248)               (59,811)
  Proceeds from sale of equipment                                                           5,183                  1,692
  Note issued to service company                                                               -0-               (35,000)
  Principal collections on notes receivable                                                20,000                 28,534
                                                                                      -----------             ----------
       Net cash used in investing activities                                              (38,065)               (64,585)
                                                                                      -----------             ----------

Cash flows from financing activities:
  Net advances/(repayments) on line-of-credit                                          (2,084,564)               539,115
  Increase in cash overdrafts                                                             181,751                532,399
  Principal payments on other borrowings                                                 (664,112)              (464,135)
  Principal payments on capital lease obligations                                         (40,746)               (28,887)
  Payment of preferred stock dividends                                                   (284,720)                    -0-
                                                                                      -----------             ----------
   Net cash provided by/(used in) financing activities                                 (2,892,391)               578,492
                                                                                      -----------             ----------

Net change in cash
 and cash equivalents                                                                          -0-                    -0-
Cash and cash equivalents
 at beginning of period                                                                        -0-                    -0-
    Cash and cash equivalents
     at end of period                                                                 $        -0-            $       -0-
                                                                                      ===========             ==========


          See accompanying notes to condensed financial statements.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

 Cash paid during the three months ended June 30 for:

                              2002                2001
                            --------            --------
  Interest                  $225,786            $214,010
  Income taxes                    -0-                 -0-



Supplemental Schedule of Non-Cash Investing and Financing Activities

For the three months ended June 30, 2002 and 2001, the Company purchased transportation equipment with direct installment and lease financing of $16,170 and $76,265, respectively.

For the three months ended June 30, 2002, the Company accrued dividends of $40,674 on its Series A convertible preferred stock. This charge to paid-in capital and credits to dividends payable have been excluded in the statement of cash flows.

          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the year ended March 31, 2002.

        The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at June 30, 2002, and for the period then ended. All such adjustments are of a normal recurring nature.

1.)  Short-Term Notes Payable:

     In November, 2000, the Company entered into a three year agreement with LaSalle Business Credit, Inc. ("LaSalle") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. At June 30, 2002, the Company had used $9,587,355 of this line, representing approximately 74% of its maximum borrowing capacity. Interest is payable at Prime plus 0.5%. The line is collateralized by customer accounts receivable and substantially all other assets of the Company.

2.)  Net Income/(Loss) per Common Share:

     Under the requirements of Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. No diluted earnings per share are presented for the three months ended June 30, 2001, because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive.

3.)  Preferred Stock

     The Company has issued and outstanding 12,325 shares of Series A Preferred Stock. The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share, or $2,033,682. The Company had suspended payment of preferred dividends as of July 1, 2000, until it could re-establish sufficient surplus in accordance with applicable regulations. This was achieved and total arrears of $284,720 were paid during the June 2002 quarter end.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

4.)  Self-Insurance

     The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers compensation related losses incurred included in cost of sales were $1,119,971 and $538,190 for the three months ended June 30, 2002 and 2001, respectively.

     The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against general liability claims and lawsuits through a general liability insurance policy with a third-party insurance carrier. Such policies have limits of $5 million per occurrence and $10 million in the aggregate on a per project basis. Previous to December 2001, the Company had limits of $1 million per occurrence and $10 million in the aggregate. Prior to October 1, 2001, the Company also had an excess general liability insurance policy that covered claims for an additional $50 million in the aggregate. The impact of the September 11 tragedy meant that this umbrella cover was no longer available to the company at the time of policy renewal (October 1, 2001). The Company retains the risk for the first $25,000 per occurrence ($50,000 prior to October 1, 2000). The general liability insurance reserve is based upon existing claims, actuarial computations and the timing of reported claims. These are all factored in to estimate losses incurred but not yet reported to the Company

     Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its general liability risk retention and workers' compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current earnings.

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

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

5.)  Contingent Liabilities (continued):

     The New York State Attorney General's Office has subpoenaed records of the Company for 2001 relative to the provision of services to New York State under the Office of General Services (OGS) requirements contract. The total revenue generated on this contract in this year was approximately $800,000. It is the understanding of the Company that the Attorney General's Office has subpoenaed the records of several other security companies that also provide services under this contract. The investigation revolves around certain contract provisions and the Company may be subject to partial return of billings if found to be in non-compliance with the contract. It is not known at this time what the likelihood or extent of any such amounts may be.

6.)  Reclassifications

     Certain 2001 income and expense items have been reclassified to conform with the 2002 presentation. Administrative service revenue of $80,553 and $59,357 for the three months ended June 30, 2002 and 2001, respectively, have been included with total revenue. Amortization of intangibles of $36,293 and 46,217 for the three months ended June 30, 2002 and 2001, respectively, have been included with general and administrative expenses. These items are no longer considered significant enough to warrant separate presentation. These reclassifications had no impact on reported earnings/(loss).

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

        The results of operations reflected in this report are not indicative of results expected in the medium term. They are for the most part reflective of the increased volumes and higher rates negotiated with the Federal Aviation Administration ("FAA") as the result of federalization of pre-board screening at US airports. This resulted in higher wage rates and margins to ensure retention of adequate employees to provide continuing services. The benefits of these volumes and higher rates and margins are expected to continue until federalization by the FAA is completed. The deadline set for completion of this process is November 19, 2002.

        Following the federalization of pre-board screening services, we will continue to provide certain other aviation-related services such as baggage handling, wheelchair assistance and general security. The federalization process is not expected to have an impact on any other parts of the Company's business. We expect that the Company will remain profitable post-federalization and we are currently considering various means by which to replace the revenue lost as a result of federalization. We are preparing an application to the FAA to be a participant in a pilot program where we would provide pre-board screening services at certain airports designated by the FAA.

Revenue

        Revenue increased by $9,713,054 or 52.3% for the quarter ended June 30, 2002, to $28,271,152 from $18,558,098 for the quarter ended June 30,
2001. The major component of the increase in the first quarter was $11,869,000 from additional revenue within the aviation division, including pre-board screening services performed for the Federal Aviation Administration (FAA). Revenue charged to the FAA in the quarter was $13,551,181 or 48% of total revenue. These services will be terminated once the FAA has completed their process of federalization. Although no formal timetable has yet been issued, they did take over pre-board screening services at JFK airport early in July 2002 and at La Guardia in early August 2002. The proposed deadline for completing this process is November 19, 2002. This increase in revenue was offset by the closure of certain divisions in existence last year, most notably the National Accounts division that provided nationwide security services to ATM and retail customers. The revenue for this division in the quarter to June 2001 was $1,498,000. Finally, revenues in the Guard division fell by $635,000 due primarily to the cancellation of certain contracts that were at lower margins than we required to make an adequate return offset by new contract starts which were at a higher charge rate per hour than existing business.

Gross Profit

        Gross profits increased by $3,734,491 to $6,356,740 (22.5% of sales) for the quarter ended June 30, 2002, from $2,622,249 (14.1% of sales) for the quarter ended June 30, 2001. The improvement in the gross profit was due to 3 key factors. Firstly, the additional revenue in the aviation division was reflective of the greater focus on the quality of security at US airports generally. This resulted in higher wage rates and margins to provide a better-qualified security officer. The infrastructure was largely in place to support the additional volumes, thus improving margins. The second area of improvement in margins was in the Guard division, due primarily to the cancellation of relatively low margin contracts outlined above. Finally, the problems in our National Accounts division, which had resulted in its closure, were largely in the first quarter of 2001 and these had been eliminated by the June 2002 quarter. These benefits were partly offset by increased reserves for workers compensation claims. Management is working proactively with its insurance carrier to improve safety procedures and anticipates an improvement in its claims experience going forward.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General and Administrative Expenses

        General and administrative expenses increased by $521,630 to $3,287,593 for the quarter ended June 30, 2002, from $2,765,963 for the quarter ended June 30, 2001. The main reason for the increase was the additional costs of supporting the 52% rise in revenues, including administrative and support staff to handle the processing of data on the FAA contract for pre-board screening. The main areas of increase were administrative salaries and bonuses ($821,000) and stationery and supplies ($53,000). These increases were offset by reduced costs following the closure of certain divisions in August 2001 and a reduced number of business development managers compared to the same period last year.

Provision for Doubtful Accounts (Net)

       The provisions for doubtful accounts increased by $230,094 to $293,043 for the quarter ended June 30, 2002, compared to $62,949 for the same quarter in 2001. The main reason for the increase in the provision was due to a more conservative stance being taken on the recoverability of some of the older debt that has not been recovered to date, despite greater management focus and the use of an external collections agency. The Company periodically evaluates the requirement for providing for credit losses on its accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will increase in future periods nor is it believed by management that this increase is necessarily indicative of a trend.

Interest Income

        Interest income decreased by $640 to $24,121 for the quarter ended June 30, 2002, from $24,761 in the quarter ended June 30, 2001. The decrease in interest income was primarily due to the repayment of part of the Restricted Cash balance in June 2001 and lower rates offset by increases in interest charged to administrative service clients.

Interest Expense

       Interest expense decreased to $198,220 for the quarter ended June 30, 2002, from $214,010 for the quarter ended June 30, 2001, a reduction of $15,790. The decreased charge primarily arose from lower average borrowing on the term loan and a decrease in average interest rates offset by higher average borrowings on the revolver loan. The rates averaged approximately 5.8% for the quarter ended June 30, 2002 compared to around 8.5% for the quarter ended June 30, 2001.

Equipment Dispositions

        The gain on equipment dispositions of $4,055 in the quarter ended June 30, 2002, related to the disposal of two vehicles and office equipment sold at above book value and compares with a gain of $1,692 for the quarter ended June 30, 2001.

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

        The LaSalle loan agreement provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. LaSalle also provided a term loan in the amount of $3,000,000. This was originally being repaid at $100,000 per month but from April 2002 is to be repaid at $150,000 per month. The outstanding balance as at June 30, 2002 is $950,000. The revolving loan bears interest at prime plus 0.50% whilst the term loan rate is prime plus 0.75%. All loans are collateralized by a pledge of the Company's accounts receivable and other assets.

        At June 30, 2002, the Company had borrowed $9,587,355 representing approximately 74% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the loan and security agreement.

        Long-term debt (including current maturities) decreased by $513,009 to $1,300,044 at June 30, 2002, from $1,813,053 at March 31, 2002 primarily due to repayments on the LaSalle term loan of $450,000. Capital lease obligations were $199,636 at the quarter ended June 30, 2002 compared to $224,212 as at March 31, 2002. The Company took on additional capital lease obligations during the quarter ended June 30, 2002 of $16,170.

        The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

        Effective July 2000, we had suspended payment of preferred stock dividends until we could re-establish sufficient reserves through future earnings. With the profit achieved in 2002 and the first quarter of 2003, we were able to repay all dividends in arrears on our preferred stock.

        The Company's operations for the quarter ended June 30, 2002, resulted in an operating profit of $2,776,104, an increase of $2,982,767 compared to the loss of $206,663 for the quarter ended June 30, 2001. The increase is due to the increased revenues and the closure of certain divisions that were not providing an adequate return. The Company saw an increase of $2,885,972 in its working capital from $1,525,104 as at March 31, 2002 to $4,411,076 as at June 30, 2002. The Company experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $2,245,612 as of June 30, 2002, compared to $2,063,361 at March 31, 2002.
Cash balances and overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

        This Section, Management's Discussion and Analysis of Results of Operations and Financial Condition, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

        Our outlook on revenues is dependent upon the success of our sales team's business development efforts in both the guard and aviation divisions and on the timing of federalization at the airports where we continue to provide pre-board screening services for the FAA. We continue to grow both guard division and non pre-board screening aviation revenues from our internal sales force and we expect this to continue. Current revenues on an annualized basis are in excess of $65 million due to this growth.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        We expect margins to drop back down from the level achieved in the June 2002 quarter post federalization due to reduced economies of scale from direct management and other costs. We have seen an improvement in gross margins generally, however, and we therefore expect them to settle post federalization at between 17 and 18%.

        Finally, we expect to be able to adjust our cost base to support our remaining revenue post-federalization to ensure that we continue to be profitable. We incurred additional general and administrative expenses in the quarter ended June 30, 2002, which will not be required post-federalization. We expect net income immediately post-federalization to be in excess of $1 million on an annualized basis. This does not assume any significant wins that are currently unknown, such as award of one or more of the pilot airports.

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

Competition

        The Company's assumptions regarding projected results depend largely upon the Company's ability to retain substantially all of the Company's current clients (with the exception of the FAA as of November 2002). Retention is affected by several factors including but not limited to, regulatory limitations, the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, continuity of Management. There are several major national competitors with resources far greater than those of the Company which, therefore, have the ability to provide service, cost and compensation incentives to clients and employees which could result in a loss of such clients and/or employees.

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

        Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K and 10-Q (all as filed with the Securities and Exchange Commission from time to time).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with LaSalle. Based on the Company's interest rate at June 30, 2002 and average outstanding balances during the three months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $34,000 over the next three months.

PART II.    Other Information

Item 1.     Legal Proceedings

        Reference is made to footnote 5 to the condensed financial statements presented herein.

Item 6.     Exhibits and Reports on Form 8-K

            (1)   Exhibits

                  Press Release

            (2)   Reports on form 8-K

                  During the quarter the Company filed three form 8-K's, dated April 9, June 13 and June 19, 2002.






                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COMMAND SECURITY CORPORATION


Date: August 14, 2002


                                 By: /s/ William C. Vassell
                                     William C. Vassell, President, CEO and
                                     Chairman of the Board


                                 By: /s/ Graeme Halder
                                     Graeme Halder, Chief Financial Officer