Form 10-Q/A
period 2002-06-30
COMMAND SECURITY CORP
filed 2002-09-04
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   ________


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

     This amended 10-Q/A is being filed in order to provide the certification attached hereto as Exhibits 99.1 and 99.2.


PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K

     (1)    Exhibits

            Press Release

            Exhibit 99.1 Certification of William C. Vassell pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

            Exhibit 99.2 Certification of Graeme Halder pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     (2)    Reports on form 8-K

     During the quarter the Company filed three form 8-K's, dated April 9, June 13 and June 19, 2002.






                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COMMAND SECURITY CORPORATION




Date: August 19, 2002                   By: /s/ William C. Vassell
                                        --------------------------------------
                                        William C. Vassell, President, CEO and
                                        Chairman of the Board




                                        By: /s/ Graeme Halder
                                        --------------------------------------
                                        Graeme Halder, Chief Financial Officer

                                                                 Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Command Security Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William C. Vassal, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, certify, pursuant to 18
U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)  The Report fully complies with the requirements of section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: August 19, 2002                   By: /s/ William C. Vassell
                                        --------------------------------------
                                        William C. Vassell, President, CEO and
                                        Chairman of the Board

                                                                 Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Command Security Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Graeme Halder, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)  The Report fully complies with the requirements of section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: August 19, 2002                   By: /s/ Graeme Halder
                                        --------------------------------------
                                        Graeme Halder, Chief Financial Officer