Form 10-Q
period 2002-09-30
COMMAND SECURITY CORP
filed 2002-11-19
CIK 864509

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_______________________to________________________

                        Commission file number 0-18684

                        Command Security Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New York                                    14-1626307
-----------------------------------        ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Lexington Park, Lagrangeville, New York                    12540
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (845)454-3703

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]      No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes            No    [X]

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of November 13, 2002).

                         COMMAND SECURITY CORPORATION

                                    INDEX

PART I.  Financial Information                                         Page No.

Item 1.  Financial Statements

           Condensed Statements of Operations -
            three months and nine months ended
            September 30, 2002 and 2001 (unaudited)                           2

           Condensed Balance Sheets -
            September 30, 2002 and March 31, 2002
            (unaudited)                                                       3

           Condensed Statements of Changes in Stockholders' Equity Six
            months ended September 30, 2002 and 2001
            (unaudited)                                                       4

           Condensed Statements of Cash Flows Six months ended September
            30, 2002 and 2001
            (unaudited)                                                     5-6

           Notes to Condensed Financial Statements                          7-9

Item 2.    Management's Discussion and Analysis of
            Results of Operations and Financial Condition                 10-14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        15

Item 4.    Controls and Procedures                                           15

PART II.   Other Information

Item 1.    Legal Proceedings                                                 16

Item 6.    Exhibits and Reports on Form 8-K                                  16

Signature                                                                    16

Certification                                                             17-18

Exhibits                                                                  19-22

PART I.    Financial Information

Item 1.    Financial Statements


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                  Three Months Ended                    Six Months Ended

                                               September 30  September 30        September 30     September 30
                                                       2002          2001                2002             2001


Revenue                                         $27,470,101   $18,840,467         $55,741,253      $37,398,565

Cost of revenue                                  20,766,331    15,685,991          42,680,743       31,621,840
                                                -----------   -----------         -----------      -----------
Gross profit                                      6,703,770     3,154,476          13,060,510        5,776,725

Operating expenses
  General and administrative expenses             3,671,677     2,944,681           6,959,270        5,710,644
  Provision for doubtful accounts, net              888,673        84,983           1,181,716          147,932
                                                -----------   -----------         -----------      -----------
                                                  4,560,350     3,029,664           8,140,986        5,858,576
                                                -----------   -----------         -----------      -----------

Operating profit                                  2,143,420       124,812           4,919,524          (81,851)

Interest income                                      24,041        22,420              48,162           47,181
Interest expense                                   (142,455)     (180,883)           (340,675)        (394,893)
Equipment dispositions                                6,350          (760)             10,405              932
                                                -----------   -----------         -----------      -----------
Income/(loss) before income taxes                 2,031,356       (34,411)          4,637,416         (428,631)
Provision for income taxes                         (874,733)           -0-         (1,331,072)              -0-
                                                -----------   -----------         -----------      -----------
Net income/(loss)                                 1,156,623       (34,411)          3,306,344         (428,631)

Preferred stock dividends                           (40,674)           -0-           (366,068)              -0-
                                                -----------   -----------         -----------      -----------
Net income/(loss) applicable to
 common stockholders                            $ 1,115,949   $   (34,411)        $ 2,940,276      $  (428,631)
                                                ===========   ===========         ===========      ===========
Net income/(loss) per common share
  Basic                                         $      0.18   $     (0.01)        $      0.47      $     (0.07)
                                                ===========   ===========         ===========      ===========
  Diluted                                       $      0.14   $       N/A         $      0.37      $       N/A
                                                ===========   ===========         ===========      ===========

Weighted average number
 of common shares outstanding
  Basic                                           6,287,343     6,287,343           6,287,343        6,287,343
                                                ===========   ===========         ===========      ===========
  Diluted                                         7,753,029           N/A           7,844,369              N/A
                                                ===========   ===========         ===========      ===========


          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

                           CONDENSED BALANCE SHEETS
                                 (Unaudited)

ASSETS


                                          September 30,          March 31,
                                                   2002               2002
Current assets:

  Accounts receivable, net                   21,061,687         21,929,464
  Prepaid expenses                              224,976            498,203
  Other receivables, net                        172,379            388,066
  Deferred tax asset                            301,000                 -0-
                                            -----------        -----------
    Total current assets                     21,760,042         22,815,733

Property and equipment, net                   1,061,622          1,195,422

Other assets:
  Intangible assets, net                        164,098            195,910
  Restricted cash                               255,208            253,548
  Deferred tax asset                             95,101          1,300,000
  Other receivables, net                         90,090            304,733
  Other assets                                  323,343            251,377
                                            -----------        -----------
    Total other assets                          927,840          2,305,568
                                            -----------        -----------
Total assets                                $23,749,504        $26,316,723
                                            ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                            $ 1,493,806        $ 2,063,361
  Current maturities of long-term debt          678,171          1,626,065
  Current maturities of obligations
    under capital leases                         86,604            120,532
  Short-term borrowings                       7,248,347         11,823,022
  Income tax payable                            377,172                 -0-
  Accounts payable                              821,206          1,178,712
  Due to administrative service clients         211,843            164,794
  Self-insurance reserves                        98,780            373,102
  Preferred dividends payable                    81,348                 -0-
  Accrued payroll and other expenses          4,497,473          3,941,041
                                            -----------        -----------
    Total current liabilities                15,594,750         21,290,629

Self-insurance reserves                         928,996            647,935
Long-term debt due after one year               107,884            186,988
Obligations under capital leases
  due after one year                             90,107            103,680
                                            -----------        -----------
                                             16,721,737         22,229,232
Stockholders' equity:
  Preferred stock, Series A,
    $.0001 par value                          2,033,682          2,033,682
  Common stock, $.0001 par value                    629                629
  Additional paid-in capital                  8,253,218          8,619,286
  Retained earnings/(deficit)                (3,259,762)        (6,566,106)
                                            -----------        -----------
   Total stockholders' equity                 7,027,767          4,087,491
                                            -----------        -----------

Total liabilities and stockholders' equity  $23,749,504        $26,316,723
                                            ===========        ===========

          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)


                                                                                         Retained
                                         Preferred       Common         Paid-In          Earnings
                                         Stock           Stock          Capital          (Deficit)


Balance at March 31, 2001                $ 2,033,682     $     651      $ 8,619,286      $(8,941,866)

Net loss - six months ended
 September 30, 2001                                                                         (428,631)
                                         -----------     ---------      -----------      -----------
Balance at September 30, 2001              2,033,682           629        8,619,286       (9,370,497)

Net income - six months ended
  March 31, 2002                                                                           2,804,391
                                         -----------     ---------      -----------      -----------
Balance at March 31, 2002                  2,033,682           629        8,619,286       (6,566,106)

Preferred stock dividends                                                  (366,068)

Net income - six months ended
 September 30, 2002                                                                        3,306,344
                                         -----------     ---------      -----------      -----------
Balance at September 30, 2002            $ 2,033,682     $     629      $ 8,253,218      $(3,259,762)
                                         ===========     =========      ===========      ===========



          See accompanying notes to condensed financial statements.



                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                            Six Months Ended

                                                                   September 30,      September 30,
                                                                            2002               2001

Cash flows from operating activities:
  Net income/(loss)                                                  $ 3,306,344         $ (428,631)
  Adjustments to reconcile net income/(loss) to net
     cash provided by/(used in) operating activities:
     Depreciation and amortization                                       333,724            378,850
     Provision for doubtful accounts                                   1,181,716            147,932
     Provision for audit contingencies                                   700,000                 -0-
     Gain on equipment dispositions                                      (10,405)              (932)
     Deferred income taxes                                               903,899                 -0-
     Self-insurance reserves                                             141,757            145,136
     Decrease/(increase) in receivables,
      prepaid expenses and deposits                                      357,040         (1,018,821)
     Decrease in accounts payable
      and other current liabilities                                     (211,871)          (160,071)
                                                                     -----------         ----------
       Net cash provided by/(used in) operating activities             6,702,204           (936,537)
                                                                     -----------         ----------
Cash flows from investing activities:
  Purchases of equipment                                                (112,896)          (102,248)
  Proceeds from sale of equipment                                         19,544             13,351
  Note issued to service company                                              -0-           (35,000)
  Purchases of intangible assets                                         (35,000)                -0-
  Principal collections on notes receivable                               32,500             76,349
                                                                     -----------         ----------
    Net cash used in investing activities                                (95,852)           (47,548)
                                                                     -----------         ----------
Cash flows from financing activities:
  Net borrowings/(repayments) on line-of-credit                       (4,490,415)         1,196,229
  Increase/(decrease) in cash overdraft                                 (569,555)           721,645
  Principal payments on other borrowings                              (1,184,806)          (861,444)
  Principal payments on capital lease obligations                        (76,856)           (72,345)
  Payment of preferred stock dividends                                  (284,720)                -0-
                                                                     -----------         ----------
    Net cash provided by/(used in) financing activities               (6,606,352)           984,085
                                                                     -----------         ----------
Net change in cash
 and cash equivalent                                                          -0-                -0-
Cash and cash equivalents
 at beginning of period                                                       -0-                -0-
Cash and cash equivalents
 at end of period                                                    $        -0-        $       -0-
                                                                     ===========         ==========



          See accompanying notes to condensed financial statements.

                                                                    (Continued)

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

  Cash paid during the nine months ended September 30 for:

                                         2002                  2001
                                       --------              --------
  Interest                             $372,322              $394,893
  Income taxes                           50,000                    -0-


Supplemental Schedule of Non-Cash Investing and Financing Activities


For the six months ended September 30, 2002 and 2001, the Company purchased transportation and office equipment with direct installment and lease financing of $29,355 and $216,078, respectively.

The Company may obtain short-term financing to meet its insurance needs. For the six months ended September 30, 2002 and 2001, $73,548 and $50,686, respectively, were borrowed for this purpose. These borrowings have been excluded from the condensed statements of cash flows.

For the six months ended September 30, 2002, the Company accrued dividends of $81,348 on its Series A convertible preferred stock. These charges to paid-in capital and credits to dividends payable have been excluded in the statement of cash flows.

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

     The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at September 30, 2002, and for the period then ended. All such adjustments are of a normal recurring nature except for a provision for potential revenue adjustments related to certain government contracts for security services.

1.)  Short Term Notes Payable:
     In November, 2000, the Company entered into a three year agreement with LaSalle Business Credit, Inc. ("LaSalle") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. At September 30, 2002, the Company had used $7,181,504 of this line, representing approximately 54% of its maximum borrowing capacity. Interest is payable at Prime plus 0.5%. The line is collateralized by customer accounts receivable and substantially all other assets of the Company.

2.)  Net Income/(Loss) per Common Share:
     Under the requirements of Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. No diluted earnings per share are presented for the three months and six months ended September 30, 2001, because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive.

3.)  Preferred Stock
     The Company has issued and outstanding 12,325 shares of Series A Preferred Stock. The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share, or $2,033,682. The Company had suspended payment of preferred dividends as of July 1, 2000, until it could re-establish sufficient surplus in accordance with applicable regulations. This was achieved and total arrears of $284,720 were paid during the June 2002 quarter. As of September 30, 2002, the Company owed its preferred stockholder $81,348, representing dividends accrued for June and September, 2002.

                                                                     (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

4.)  Self-Insurance
     The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers compensation related losses incurred included in cost of sales were $1,509,787 and $970,536 for the six months ended September 30, 2002 and 2001, respectively.

     The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against general liability claims and lawsuits through general liability insurance policies with a third-party insurance carrier. The policy for non-airport business has limits of $5 million per occurrence and $10 million in the aggregate (reduced to $5 million as of October 1, 2002) on a per project basis. On the airport side of our business, as of October1, 2002 the Company acquired a policy with a $25 million limit per occurrence. Prior to December 2001, the Company had limits of $1 million per occurrence and $10 million in the aggregate. Prior to October 1, 2001, the Company also had an excess general liability insurance policy that covered claims for an additional $50 million in the aggregate. The impact of the September 11 tragedy meant that this umbrella cover was no longer available to the company at the time of policy renewal (October 1, 2001). The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy and $10,000 on the aviation related policy. The general liability insurance reserve is based upon existing claims, actuarial computations and the timing of reported claims. These are all factored in to estimate losses incurred but not yet reported to the Company

     Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its general liability risk retention and workers' compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current earnings.

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

                                                                     (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

5.)  Contingent Liabilities (continued):
     An audit has recently been completed of the Company's FAA contract to provide pre-board screening services at US airports in the transition period to full federalization. Although no report has yet been received by the Company, there is a potential for the FAA to claim a rebate based upon the rate per hour charged to them. Management intends to vigorously defend any such claim, and has undertaken an analysis of the areas that the FAA auditors have indicated might be in dispute. Management's estimate of this potential claim, along with any potential amounts due on other outstanding audits such as that by the New York State Attorney General's Office relative to the provision of services to New York State under the Office of General Services (OGS) requirements, is in the range of $700,000 to $2,000,000.

6.)  Reclassifications
     Certain 2001 income and expense items have been reclassified to conform to the 2002 presentation. Administrative service revenue of $84,463 and $64,669 for the three months and $165,016 and $124,026 for the six months ended September 30, 2002 and 2001, respectively, have been included with total revenue. Amortization of intangibles of $30,519 and $37,944 for the three months and $66,812 and $84,161 for the six months ended June 30, 2002 and 2001, respectively, have been included within general and administrative expenses. These items are no longer considered significant enough to warrant separate presentation. These reclassifications had no impact on reported earnings/(loss).

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Management's Discussion and Analysis should be read in conjunction with the Company's financial statements and the related notes thereto.

     The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words "outlook", "intend", "plans", "efforts", "anticipates", "believes", "expects" or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified at the end of this Item 2. The actual results may vary significantly based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from any suggested in the following statements.

     The results of operations reflected in this report are not indicative of results expected in the medium term. They are for the most part reflective of the increased volumes and higher rates negotiated with the Federal Aviation Administration ("FAA") as a result of federalization of pre-board screening services at US airports. This resulted in higher wage rates and margins to ensure retention of adequate employees to provide continuing services. The benefits of these volumes and higher rates and margins are expected to continue until federalization by the FAA is completed. The deadline set for completion of this process is November 19, 2002 and the future impact on results post federalization are outlined in the "Outlook" section below.

     Following the federalization of pre-board screening services, we will continue to provide certain other aviation-related services such as baggage handling, wheelchair assistance and general security. The federalization process is not expected to have an impact on any other parts of the Company's business. We expect that the Company will remain profitable post-federalization and we are currently considering various means by which to replace the revenue lost as a result of federalization. We currently do not anticipate taking part in an FAA pilot program for independent companies to provide pre-board screening services at certain designated airports.

Revenue

     Revenue increased by $8,629,634 or 45.8% for the quarter ended September 30, 2002, to $27,470,101 from $18,840,467 in 2001. The major component of the increase in the current quarter was $10,502,000 from additional revenue within the Aviation division, including pre-board screening services performed for the FAA. Revenue charged to the FAA in the quarter was approximately $11,373,000 or 40% of total revenue. These services will be terminated once the FAA has completed their process of federalization. All airports we serviced have largely been completed with LAX in the process of being federalized. The increase in revenue from these services was offset by a $700,000 contingency provision to reflect potential revenue adjustments due to certain government contract audits (see Note 5 to Condensed Financial Statements), reductions in the Guard division ($684,000) and the closure of the National Accounts division ($1,177,000). The reduction in the Guard division was primarily the result of the cancellation of certain contracts at lower margins than we required to make an adequate return.

     For the six months ended September 30, 2002, revenue increased by $18,342,688 or 49.0% to $55,741,253 from $37,398,565 for the six months ended
September 30, 2001. The reasons for the change were the same as those that impacted the second quarter revenues, with an increase in Aviation revenues ($22,371,000) being offset by reductions in the Guard division ($1,318,000) and the closure of the National Accounts division ($2,676,000).

Gross Profit

     Gross profit increased to $6,703,770 (24.40% of sales) for the quarter ended September 30, 2002, from $3,154,476 (16.74% of sales) for the quarter ended September 30, 2001, a rise of $3,549,294. The improvement in the gross profit margin was mostly due to three primary factors. Firstly, increased focus on airport security in light of the September 11 tragedy resulted in higher volumes, wage rates and margins to provide a better-qualified security officer. The management infrastructure to support the additional volumes was largely in place, thus improving margins. Secondly, although Guard division revenues have dropped, this reflects low margin business

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

being terminated and replaced by higher margin work. Finally, management's efforts to improve safety procedures have resulted in an improved workers compensation claims experience. The amount and number of reported claims is expected to level off going forward.

     For the six months ended September 30, 2002, gross profit increased by $7,283,785 to $13,060,510 or 23.43% of revenue compared to $5,776,725 or
15.45% of revenue for the six months ended September 30, 2001. The increase in revenue of $18,342,688 had an impact of $4,297,692 on gross profits based on the achieved margin of 23.43%. In addition, the gross margin in the Guard division has improved by over 3 percentage points over this period while a negative gross margin of 2% in the six months to September 30, 2001 was removed with the closure of the National Accounts division.

General and Administrative Expenses

     General and administrative expenses were $3,671,677 compared to $2,944,681 for the quarter ended September 30, 2001, an increase of $726,996. The increase was primarily the result of costs associated with supporting the 46% rise in revenue, especially in the Aviation division where general and administrative costs increased by $434,000. Another significant cost increase was in bonus expense, which rose by $245,000 reflecting the higher level of profitability forecast for the current fiscal year.

     For the six months ended September 30, 2002, general and administrative expenses increased by $1,248,626 to $6,959,270, compared to $5,710,644 for the six months ended September 30, 2001. The major areas of increase were also related to supporting the increased revenue levels. General and administrative expenses in the Aviation division rose by $995,000 for the six months ended September 30, 2002 when compared to the previous period last year. Bonus expense also increased over this period by $533,000 while these increases were partly offset by reduced costs following the closure of the National Accounts division ($430,000).

Provision for Doubtful Accounts (Net)

     The provisions for doubtful accounts increased by $803,690 to $888,673 for the quarter ended September 30, 2002, compared to $84,983 in 2001. For the six months ended September 30, 2002, the provision for doubtful accounts rose by $1,033,784 to $1,181,716 compared to $147,932 for the six months ended September 30, 2001. The increase was due mainly to aviation bankruptcies (including US Airways) and write-offs in balances on the closed National Accounts division and closed branches, which were not considered recoverable. As of September 30, 2002, approximately 32% of our accounts receivable were due from aviation related customers.

     We periodically evaluate the requirement for providing for credit losses on our accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will continue to increase in future periods nor do we believe that the current period increase is indicative of a trend.

Interest Income

     Interest income remained largely unchanged from the previous year at $24,041 compared to $22,420 for the quarter ended September 30, 2001. For the six months ended September 30, 2002, interest income also remained at a similar level to the prior period at $48,162 compared to $47,181 the previous year.

Interest Expense

     Interest expense decreased to $142,455 for the 2002 quarter from $180,883 the previous year, a reduction of $38,428. For the six months ended September 30, 2002, interest expense fell by $54,218 to $340,675 from $394,893 for the six months ended September 30, 2001. The decrease primarily arose from lower average borrowing, both on the line of credit and the term loan with LaSalle and from a lowering of the base rate of interest. The prime base rate currently stands at 4.75% compared to an average of approximately 6.5% in the same period last year.

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Equipment Dispositions

     The gain on equipment dispositions of $6,350 in the quarter ended September 30, 2002, related to the disposal of vehicles sold at above book value and compares with a loss of $760 for the quarter ended September 30, 2001. Cumulatively, the gain of $10,405 in 2002 was $9,473 better than the small gain of $932 in 2001.

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

     The LaSalle loan agreement provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. LaSalle also provided a term loan in the amount of $3,000,000 and the balance outstanding as at September 30, 2002 was $500,000. This is being paid off at the rate of $150,000 per month and will be repaid in full by the end of the 2002 calendar year. The revolving loan bears interest at prime plus 0.5% while the term loan bears interest at prime plus 0.75%. All loans are collateralized by a pledge of the Company's accounts receivable and other assets.

     At September 30, 2002, we had borrowed $7,181,504 representing approximately 54% of our maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the loan and security agreement.

     We finance vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

     Our operations for the six months ended September 30, 2002, resulted in an operating profit of $4,919,524, an increase of $5,001,375 compared to a loss of $81,851 for the six months ended September 30, 2001. The increase is primarily due to additional volumes, improved margin and better cost control. Working capital increased by $4,640,188 to $6,165,292 as of September 30, 2002, from $1,525,104 as of March 31, 2002 primarily due to the improved profit performance. As a result, we were able to significantly reduce borrowing on our line of credit while reducing the balance on our term loan with LaSalle by $900,000 since March 31, 2002. We experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $1,493,806 as of September 30, 2002, compared to $2,063,361 at March 31,
2002. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

     This Section, Management's Discussion and Analysis of Results of Operations and Financial Condition, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

     Our outlook on revenues is largely dependent upon the success of our sales team's business development efforts in the guard division and our ability to win additional revenue in the aviation division. This division continues to see significant turmoil due to general uncertainty within the aviation industry including the federalization of pre-board screening. We continue to pick up additional work in all areas of our aviation division, however, and have now largely replaced the pre-September 11 screening revenues with non-screening aviation-related work. Revenues for the Company, excluding the FAA contract, are currently at around $70 million on an annualized basis and consist of approximately 50% aviation related work.

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     We expect margins to drop back down, post completion of the federalization process, to the 17% to 18% range. This would be an improvement over the levels achieved prior to September 11 due in part to cost controls implemented since August 2001.

     Our expectations are that general and administrative costs will reduce once federalization has been completed and we have a requirement to service around $70 million of revenue rather than recent levels well in excess of $100 million on an annualized basis. Overall, we expect to be profitable post completion of the federalization timetable and to have adequate funding resources to develop and grow our overall business.

     The primary uncertainties that could negatively affect the Company's results of operations and liquidity and capital resources are the financial condition of certain of our aviation industry customers representing approximately 50% of our post-federalization revenue and the potential of an adverse outcome on the outstanding audits outlined in the contingent liabilities section of the Notes to the Financial Statements above.

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

Regulation

     Management's evaluation of the Company's present status and future prospects is dependent upon the assumption that the current regulation and federalization of pre-board screening services previously provided by the Company will not be expanded into other areas such as general security and baggage handling at aviation facilities. Such increased regulation or federalization would have a material adverse impact on the Company's results of operations and financial condition.

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

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Cost Management

     The Company's ability to realize its projections will be largely dependent upon its ability to maintain margins, which in turn will be determined in large part by management's control over costs. To a significant extent, certain costs are not within the control of management and profits may be adversely affected by such items as litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs.

Collection of Accounts Receivable

     Management has no reasonable basis to believe that default in payment of accounts receivable by the Company's security guard customers or administrative service clients will occur. The primary uncertainty that could result in a default in payment of accounts receivable relates to the financial condition of certain of our aviation industry customers (discussed above in the paragraph titled "Provision for Doubtful Accounts" and Note 5 to the Condensed Financial Statements). Any such default by a significant client due to bankruptcy or otherwise, would have a material adverse impact on the Company's liquidity, results of operations, and financial condition.

Catastrophic Events

     The Company is exposed to potential claims for catastrophic events, such as a hijacked airplane, based upon allegations that the Company failed to perform its services in accordance with contractual or industry standards. The Company's insurance coverage limits are currently $5 million per occurrence and $10 million in the aggregate (reduced to $5 million effective October 1, 2002 for non-aviation and increased to $25 million for aviation related services) on a per project basis. The former umbrella coverage of $50 million is no longer available to the Company at commercially reasonable rates following the September 11, 2001, tragedy.

     Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10-Q and 8-K (all as filed with the Securities and Exchange Commission from time to time).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with LaSalle Business Credit, Inc. Based on the Company's interest rate at September 30, 2002 and average outstanding balances during the six months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $21,000 over the next three months.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. Other Information

Item 1.  Legal Proceedings

         Reference is made to footnote 5 to the condensed financial statements presented herein.

Item 6.  Exhibits and Reports on Form 8-K

     (1) Exhibits

         Exhibit 99.1 Certification of William C. Vassell pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         Exhibit 99.2 Certification of Graeme R. Halder pursuant to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002, filed herewith.

         Exhibit 99.3 Press Release dated November 19, 2002.

     (2) Reports on Form 8-K None









                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMAND SECURITY CORPORATION

Date: 11/19/02                   By: /s/ William C. Vassell
                                 ---------------------------------------------
                                 William C. Vassell, Chairman, President & CEO


                                 By: /s/ Graeme R. Halder
                                 ---------------------------------------------
                                 Graeme R. Halder, Chief Financial Officer

Certification (pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

     I, William C. Vassell certifying individual, certify that:

     1. I have reviewed the quarterly report on Form 10-Q of Command Security Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's' auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying offices and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

/s/ William C. Vassell
---------------------------
William C. Vassell
Principal Executive Officer

Certification (pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

     I, Graeme Halder certifying individual, certify that:

     1. I have reviewed the quarterly report on Form 10-Q of Command Security Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's' auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying offices and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

/s/ Graeme R. Halder
---------------------------
Graeme R. Halder
Principal Financial Officer

                                                                    Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Command Security Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William C. Vassell, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, certify, pursuant to 18
U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15
(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: 11/19/02                           By: /s/ William C. Vassell
                                         --------------------------------------
                                         William C. Vassell, President, CEO and
                                         Chairman of the Board

                                                                    Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Command Security Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Graeme Halder, Chief Financial Officer of the Company, certify, pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15
(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: 11/19/02                            By: /s/ Graeme Halder
                                          --------------------------------------
                                          Graeme Halder, Chief Financial Officer

                                                                    Exhibit 99.3


FOR IMMEDIATE RELEASE

CONTACT:    William C. Vassell           Donald Radcliffe
            Chairman & President         Radcliffe & Associates, Inc.
            Tel: (845) 454-3703          Tel: (212) 605-0201


                           COMMAND SECURITY REPORTS
                            SECOND QUARTER RESULTS

o    Revenue up 45.8% for quarter, 49.0% year-to-date

o    Operating Profit

     $2.1 million versus $0.1 million for quarter
     $4.9 million versus ($0.1) million loss year to date

o    Basic EPS

     $0.18 versus $(0.01) for quarter
     $0.47 versus $(0.07) year-to-date

Lagrangeville, New York *** November 19, 2002 *** Command Security Corporation (OTCBB: CMMD) today reported results for its second fiscal quarter ending September 30, 2002. Revenue for the quarter increased by 45.8% to $27,470,101 from the $18,840,467 reported in the same period of the prior fiscal year. For the six months ended September 30, 2002 revenue increased by 49.0% to $55,741,253 from the $37,398,565 reported in the same period last year. The major component of the increase is from aviation, including pre-board screening services for the FAA. Although the pre-board screening services performed for the FAA will be ending, revenues for other aviation services have increased to compensate for this lost revenue and the company believes that post-federalization annualized revenues will be at around the $70 million mark.

Gross profit for the three months ended September 30, 2002 increased to $6,703,770 (24.40% of revenue) from $3,154,476 (16.74% of revenues) for the three months ended September 30, 2001. For the six months ended September 30, 2002, gross profit increased to $13,060,510 (23.43% of revenue) from $5,776,725 (15.45% of revenue). The improvement in profits has come from the increased focus on airport and general security resulting in the higher volumes, wage rates and margins necessary to provide better qualified security officers. The guard division has also benefited from the gradual elimination of unacceptably low margin contracts and the improvement of safety procedures reducing workers compensation claims.

Net income applicable to common stockholders increased to $1,115,949 or $0.18 per basic common share for the quarter ended September 30, 2002 compared to a loss of ($34,411) or $(0.01) per share reported in the same period of the prior fiscal year. For the six months ended, September 30, 2002, net income applicable to common stockholders increased to $2,940,276 or $0.47 per basic share compared to a loss of $(428,631) or $(0.07) per basic share reported for the six months ended September 30, 2001.

William C. Vassell, commenting on the results of the quarter said, "We are extremely proud of the progress the Company has made. During the second fiscal quarter we generated significant income and cash flow and we've clearly benefited from significant growth in non-FAA related revenues which will remain post-federalization and the improvement in the margins of the guard business. These results were achieved despite a $888,673 provision for bad debts established due primarily to concerns over the recoverability of some airline debt as well as certain airline bankruptcies (including US Airways). Our results are also now fully taxed resulting in an expense of $874,733 in the quarter."

Mr. Vassell added, "Even more importantly during the quarter we continued progress preparing for post-federalization. Our financial resources are strong utilizing only slightly more than half of the availability of our bank line as at the end of the period. We have continued to improve our margins in all areas of our business and are optimistic that we are positioned to increase our business from the newly formed Homeland Security Department as well as non-screening airport security services and from the new focus we feel will be placed on our nations ports and surface transportation infrastructure."



                                        Three Months Ended             Six Months Ended
                                           September 30,                 September 30,

                                       2002            2001          2002             2001

Revenue                            $27,470,101     $18,840,467   $55,741,255      $37,398,565

Operating profit/(loss)              2,143,420         124,812     4,919,524          (81,851)

Net income/(loss)
before income taxes                  2,031,356         (34,411)    4,637,416         (428,631)

Provision for income taxes            (874,733)              0    (1,331,072)               0
                                   -----------     -----------   -----------      -----------

Net income/(loss)                    1,156,623         (34,411)    3,306,344         (428,631)

Preferred stock dividends              (40,674)              0      (366,068)               0

Net income/(loss) applicable
to common stockholders             $ 1,115,949     $   (34,411)  $ 2,940,276      $  (428,631)
                                   ===========     ===========   ===========      ===========

Net income/(loss)
per common share
  Basic                            $      0.18     $     (0.01)  $      0.47      $     (0.07)
                                   ===========     ===========   ===========      ===========
  Diluted                          $      0.14             N/A   $      0.37              N/A
                                   ===========     ===========   ===========      ===========

Weighted average number
of common shares outstanding
  Basic                              6,287,343       6,287,343     6,287,343        6,287,343
                                   ===========     ===========   ===========      ===========
  Diluted                            7,753,029             N/A     7,844,369              N/A
                                   ===========     ===========   ===========      ===========



About Command

Command Security Corporation provides security services through company-owned offices in New York, New Jersey, California, Illinois, Connecticut, Florida, Massachusetts and Pennsylvania.

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