Form 10-Q
period 2002-12-31
COMMAND SECURITY CORP
filed 2003-02-14
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to__________________________

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

Yes           No   _X_

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of February 14, 2003).

                         COMMAND SECURITY CORPORATION

                                    INDEX

PART I.  Financial Information                                         Page No.

Item 1. Financial Statements

          Condensed Statements of Operations -
           three months and nine months
           ended December 31, 2002 and 2001 (unaudited)                    3

          Condensed Balance Sheets -
           December 31, 2002 and March 31, 2002
           (unaudited)                                                     4

          Condensed Statements of Changes in Stockholders' Equity-
           Nine months ended December 31, 2002 and 2001
           (unaudited)                                                     5

          Condensed Statements of Cash Flows-
           Nine months ended December 31, 2002 and 2001
           (unaudited)                                                   6 - 7

          Notes to Condensed Financial Statements                        8 - 10

Item 2. Management's Discussion and Analysis of
         Results of Operations and Financial Condition                  11 - 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk        16

Item 4. Controls and Procedures                                           16

PART II. Other Information

Item 1. Legal Proceedings                                                 17

Item 6. Exhibits and Reports on Form 8-K                                  17

Signature                                                                 17

Certifications                                                          18 - 19

Exhibit 99.1                                                              20

Exhibit 99.2                                                              21

Exhibit 99.3                                                              22

PART I.  Financial Information

Item 1. Financial Statements



                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS

                                 (Unaudited)


                                                                Three Months Ended                      Nine Months Ended
                                                          ------------------------------         ------------------------------
                                                          December 31        December 31         December 31        December 31
                                                                 2002               2001                2002               2001
                                                          -----------        -----------         -----------        -----------
Revenue                                                   $20,969,586        $21,890,743         $76,710,839        $59,289,308

Cost of revenue                                            17,353,968         18,428,369          60,034,711         50,050,209
                                                          -----------        -----------         -----------        -----------
Gross profit                                                3,615,618          3,462,374          16,676,128          9,239,099

Operating expenses
  General and administrative expenses                       3,135,968          2,643,669          10,095,238          8,354,313
  Provision for doubtful accounts                             162,803            213,958           1,344,519            361,890
                                                          -----------        -----------         -----------        -----------
                                                            3,298,771          2,857,627          11,439,757          8,716,203
                                                          -----------        -----------         -----------        -----------

Operating profit                                              316,847            604,747           5,236,371            522,896

Interest income                                                20,023             23,013              68,185             70,194
Interest expense                                             (103,000)          (176,080)           (443,675)          (570,973)
Equipment dispositions                                            522              6,314              10,927              7,246
                                                          -----------        -----------         -----------        -----------
Income before income taxes                                    234,392            457,994           4,871,808             29,363
Provision for income taxes                                     (2,216)                -0-         (1,333,288)                -0-
                                                          -----------        -----------         -----------        -----------
Net income                                                    232,176            457,994           3,538,520             29,363

Preferred stock dividends                                     (40,674)                -0-           (406,742)                -0-
                                                          -----------        -----------         -----------        -----------
Net income applicable to
 common stockholders                                      $   191,502        $   457,994         $ 3,131,778        $    29,363
                                                          ===========        ===========         ===========        ===========

Net income per common share
  Basic                                                   $       .03        $       .07         $       .50        $        -0-
                                                          ===========        ===========         ===========        ===========
  Diluted                                                 $       .03        $       .06         $       .46        $        -0-
                                                          ===========        ===========         ===========        ===========

Weighted average number
 of common shares outstanding
  Basic                                                     6,287,343          6,287,343           6,287,343          6,287,343
                                                          ===========        ===========         ===========        ===========
  Diluted                                                   7,601,970          7,519,878           7,749,783          7,519,878
                                                          ===========        ===========         ===========        ===========


          See accompanying notes to condensed financial statements.



                                               COMMAND SECURITY CORPORATION

                                                 CONDENSED BALANCE SHEETS

                                                        (Unaudited)


                                                                                                December 31,          March 31,
                                                                                                        2002               2002
                                                                                                 -----------        -----------
ASSETS

Current assets:
  Accounts receivable, net                                                                       $16,698,001        $21,929,464
  Prepaid expenses                                                                                   828,348            498,203
  Other receivables, net                                                                             203,713            388,066
  Deferred tax asset                                                                                 301,000                 -0-
                                                                                                 -----------        -----------
    Total current assets                                                                          18,031,062         22,815,733

Property and equipment, net                                                                          954,444          1,195,422

Other assets:
  Intangible assets, net                                                                             194,961            195,910
  Restricted cash                                                                                    255,852            253,548
  Deferred tax asset                                                                                  15,933          1,300,000
  Other receivables, net                                                                             138,086            304,733
  Other assets                                                                                       887,126            251,377
                                                                                                 -----------        -----------
    Total other assets                                                                             1,491,958          2,305,568
                                                                                                 -----------        -----------

Total assets                                                                                     $20,477,464        $26,316,723
                                                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                                                 $   996,770        $ 2,063,361
  Current maturities of long-term debt                                                               160,047          1,626,065
  Current maturities of obligations under capital leases                                              70,924            120,532
  Short-term borrowings                                                                            6,482,022         11,823,022
  Income tax payable                                                                                 275,221                 -0-
  Accounts payable                                                                                   556,607          1,178,712
  Due to administrative service clients                                                              161,249            164,794
  Self-insurance reserves                                                                                 -0-           373,102
  Preferred dividends payable                                                                         40,674                 -0-
  Accrued payroll and other expenses                                                               3,500,045          3,941,041
                                                                                                 -----------        -----------
    Total current liabilities                                                                     12,243,559         21,290,629

Self-insurance reserves                                                                              864,421            647,935
Long-term debt due after one year                                                                     77,321            186,988
Obligations under capital leases due after one year                                                   72,894            103,680
                                                                                                 -----------        -----------
                                                                                                  13,258,195         22,229,232

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                                                      2,033,682          2,033,682
  Common stock, $.0001 par value                                                                         629                629
  Additional paid-in capital                                                                       8,212,544          8,619,286
  Retained earnings/(deficit)                                                                     (3,027,586)        (6,566,106)
                                                                                                 -----------        -----------
    Total stockholders' equity                                                                     7,219,269          4,087,491
                                                                                                 -----------        -----------

Total liabilities and stockholders' equity                                                       $20,477,464        $26,316,723
                                                                                                 ===========        ===========



          See accompanying notes to condensed financial statements.



                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (Unaudited)


                                                                                                                     Retained
                                                           Preferred           Common              Paid-In           Earnings
                                                            Stock               Stock              Capital           (Deficit)
                                                          -----------        -----------         -----------        -----------
Balance at March 31, 2001                                 $ 2,033,682        $       651         $ 8,619,286        $(8,941,866)

Net income - nine months ended
  December 31, 2001                                                                                                      29,363
                                                          -----------        -----------         -----------        -----------

Balance at December 31, 2001                                2,033,682                629           8,619,286         (8,912,503)

Net income - three months ended
  March 31, 2002                                                                                                      2,346,397
                                                          -----------        -----------         -----------        -----------

Balance at March 31, 2002                                   2,033,682                629           8,619,286         (6,566,106)

Preferred stock dividends                                                                           (406,742)

Net income - nine months ended
  December 31, 2002                                                                                                   3,538,520
                                                          -----------        -----------         -----------        -----------

Balance at December 31, 2002                              $ 2,033,682        $       629         $ 8,212,544        $(3,027,586)
                                                          ===========        ===========         ===========        ===========



          See accompanying notes to condensed financial statements.



                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)


                                                                                                        Nine Months Ended
                                                                                                -------------------------------
                                                                                                December 31,       December 31,
                                                                                                        2002               2001
                                                                                                 -----------        -----------
Cash flows from operating activities:
  Net income                                                                                     $ 3,538,520        $    29,363
  Adjustments to reconcile net income to net
    cash provided by/(used in) operating activities:
     Depreciation and amortization                                                                   483,436            542,023
     Provision for doubtful accounts                                                               1,344,519            361,890
     Provision for audit contingencies                                                               700,000                 -0-
     Gain on equipment dispositions                                                                  (10,927)            (7,246)
     Deferred income taxes                                                                           983,067                 -0-
     Self-insurance reserves                                                                          33,516            191,376
     Decrease/(increase) in receivables,
      prepaid expenses and deposits                                                                3,968,963         (4,133,377)
     Increase/(decrease) in accounts payable
      and other current liabilities                                                               (1,681,557)           899,424
                                                                                                 -----------        -----------
       Net cash provided by/(used in) operating activities                                         9,359,537         (2,116,547)
                                                                                                 -----------        -----------

Cash flows from investing activities:
  Purchases of equipment                                                                            (126,293)          (143,532)
  Proceeds from sale of equipment                                                                     20,066             42,338
  Note issued to service company                                                                          -0-           (35,000)
  Purchases of intangible assets                                                                     (95,000)                -0-
  Principal collections on notes receivable                                                           45,000            119,459
                                                                                                 -----------        -----------
    Net cash used in investing activities                                                           (156,227)           (16,735)
                                                                                                 -----------        -----------

Cash flows from financing activities:

  Net borrowings/(repayments) on line-of-credit                                                   (5,678,787)         3,008,438
  Increase/(decrease) in cash overdraft                                                           (1,066,591)           564,787
  Principal payments on other borrowings                                                          (1,982,115)        (1,334,248)
  Principal payments on capital lease obligations                                                   (109,749)          (105,695)
  Payment of preferred stock dividends                                                              (366,068)                -0-
                                                                                                 -----------        -----------
    Net cash provided by/(used in) financing activities                                           (9,203,310)         2,133,282
                                                                                                 -----------        -----------

Net change in cash
  and cash equivalent                                                                                     -0-                -0-
Cash and cash equivalents
  at beginning of period                                                                                  -0-                -0-
Cash and cash equivalents
  at end of period                                                                               $        -0-       $        -0-
                                                                                                 ===========        ===========



          See accompanying notes to condensed financial statements.

                                                                    (Continued)



                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)


                                                                                                        2002               2001
                                                                                                 -----------        -----------
Supplemental Disclosures of Cash Flow Information

 Cash paid during the nine months ended December 31 for:
  Interest                                                                                       $   483,415        $   570,973
  Income taxes                                                                                        75,000                 -0-


Supplemental Schedule of Non-Cash Investing and Financing Activities

For the nine months ended December 31, 2002 and 2001, the Company purchased transportation and office equipment with direct installment and lease financing of $29,355 and $216,078, respectively.

The Company may obtain short-term financing to meet its insurance needs. For the nine months ended December 31, 2002 and 2001, $744,217 and $516,228, respectively, were borrowed for this purpose. These borrowings have been excluded from the condensed statements of cash flows.

As of December 31, 2002, the Company accrued dividends of $40,674 on its Series A convertible preferred stock. This charge to paid-in capital and credit to dividends payable has been excluded in the statement of cash flows.

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

        The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at December 31, 2002, and for the period then ended. All such adjustments are of a normal recurring nature except for a provision for potential revenue adjustments related to certain government contracts for security services.

1.)  Short Term Notes Payable:

       In November, 2000, the Company entered into a three year agreement with LaSalle Business Credit, Inc. ("LaSalle") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. At December 31, 2002, the Company had used $5,993,132 of this line, representing approximately 53% of its maximum borrowing capacity. Interest is payable at Prime plus 0.5%. The line is collateralized by customer accounts receivable and substantially all other assets of the Company.

2.)  Net Income per Common Share:

       Under the requirements of Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of warrants and employee stock options using the treasury method and common shares issued assuming conversion of the convertible preferred stock outstanding, if dilutive.

3.)  Preferred Stock

       The Company has issued and outstanding 12,325 shares of Series A Preferred Stock. The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share, or $2,033,682. The Company had suspended payment of preferred dividends as of July 1, 2000, until it could re-establish sufficient surplus in accordance with applicable regulations. This was achieved and total arrears of $284,720 were paid during the June 2002 quarter. As of December 31, 2002, the Company owed its preferred stockholder $40,674, representing dividends accrued for December, 2002 quarter.

                                                                    (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

4.)  Self-Insurance

       The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers compensation related losses incurred included in cost of sales were $1,939,811 and $1,626,723 for the nine months ended December 31, 2002 and 2001, respectively.

       The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against general liability claims and lawsuits through general liability insurance policies with a third-party insurance carrier. The policy for non-airport business has limits of $5 million per occurrence and $10 million in the aggregate (reduced to $5 million as of October 1, 2002) on a per project basis. On the airport side of our business, as of October1, 2002 the Company acquired a policy with a $25 million limit per occurrence. Prior to December 2001, the Company had limits of $1 million per occurrence and $10 million in the aggregate. Prior to October 1, 2001, the Company also had an excess general liability insurance policy that covered claims for an additional $50 million in the aggregate. The impact of the September 11 tragedy meant that this umbrella cover was no longer available to the company at an acceptable premium at the time of policy renewal (October 1, 2001). The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy and $10,000 on the aviation related policy. The general liability insurance reserve is based upon existing claims, actuarial computations and the timing of reported claims. These are all factored in to estimate losses incurred but not yet reported to the Company

       Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its general liability risk retention and workers' compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting there from are reflected in current earnings.

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

                                                                    (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

5.)  Contingent Liabilities (continued):

       An audit of the Company's FAA contract for pre-board screening services was completed during December 2002. Although no formal audit report has been received by the Company, we have had informal discussions with the FAA and they have indicated a lack of understanding over the base wage rate charged to them as part of the rate per hour charge. We are currently putting together a detailed explanation of the basis for our rates charged and will be discussing this with them shortly. Our best estimate in light of these discussions to date, along with other potential amounts due on other outstanding audits such as that by the New York State Attorney General's Office relative to the provision of services to New York State under the Office of General Services (OGS) requirements, remains in the range of $700,000 to $2,000,000. The FAA is currently holding back payment of our final invoices totaling just under $3million until the audit issue is resolved.

6.)  Reclassifications

       Certain 2001 income and expense items have been reclassified to conform to the 2002 presentation. Administrative service revenue of $82,547 and $74,862 for the three months and $247,564 and $198,888 for the nine months ended December 31, 2002 and 2001, respectively, have been included with total revenue. Amortization of intangibles of $29,137 and $36,293 for the three months and $95,949 and $120,454 for the nine months ended December 30, 2002 and 2001, respectively, have been included within general and administrative expenses. These items are no longer considered significant enough to warrant separate presentation. These reclassifications had no impact on reported earnings.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Management's Discussion and Analysis should be read in conjunction with the Company's financial statements and the related notes thereto.

     The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words "outlook", "intend", "plans", "efforts", "anticipates", "believes", "expects" or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified at the end of this Item 2 in the subsection entitled "Forward Looking Statements". The actual results may vary significantly based on a number of factors including, but not limited to, the outcome of the various audits, the financial stability of the airline industry, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets the Company serves. Actual future results may differ materially from any suggested in the following statements.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Revenue Recognition

     The Company records revenue as services are provided to its customers and to its administrative service clients. Revenue consists primarily of security guard services which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Costs associated with the Company's guard service revenue consist of direct and indirect payroll and related expenses, subcontractor costs, vehicle and other costs directly related to the guard service revenue generated.

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

     The results of operations reflected in this report are not necessarily indicative of future results because part of the period (to November 19, 2002) included pre-board screening services to the FAA prior to completion of federalization on November 19, 2002. We continue to provide many other aviation-related services to the airline industry including baggage handling, wheelchair assistance and general security. The completion of the federalization process did not have any adverse impact on any other parts of our business. We are now clear of all pre-board screening work and our December 2002 revenues indicate an annualized revenue run rate of approximately $76 million.

                                                                    (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Revenue

     Revenue decreased by $921,157 or 4.2% for the quarter ended December 31, 2002, to $20,969,586 from $21,890,743 in 2001. The major components of the decrease in the current quarter were from reductions in the Guard division ($870,000) and the closure of the National Accounts division ($1,007,000). These reductions were partly offset by increase in our Aviation division ($947,000). The reduction in the Guard division was primarily the result of the cancellation of certain contracts at lower margins than we required to make an adequate return and has led to a significant margin improvement.
The decision to close the National Accounts division was made in August
2001 due to an inadequate margins and high costs. This process was completed in March 2002. The increase in the Aviation division revenues reflects in part a rise in non pre-board screening services. FAA revenue in the quarter ended December 31, 2002, was approximately $2,933,000 or 14.0% of total revenue. However, the December 2001 quarter included a full period of pre-board screening compared to only a partial period in the current year's quarter.

     For the nine months ended December 31, 2002, revenue increased by $17,421,531 or 29.4% to $76,710,839 from $59,289,308 for the nine months ended December 31, 2001. The reasons for the change were largely the same as those that impacted the third quarter revenues, with an increase in Aviation revenues ($23,318,000) being offset by reductions in the Guard division ($2,188,000) and the closure of the National Accounts division ($3,682,000).

Gross Profit

     Gross profit increased to $3,615,618 (17.24% of sales) for the quarter ended December 31, 2002, from $3,462,374 (15.82% of sales) for the quarter ended December 31, 2001, a rise of $153,244. The improvement in the gross profit margin was due to three primary factors. Firstly, increased focus on airport security in light of the September 11 tragedy resulted in higher volumes, wage rates and margins to provide a better-qualified security officer. The management infrastructure to support the additional volumes was largely in place, thus improving margins. Secondly, although Guard division revenues have dropped, this reflects low margin business being terminated and replaced by higher margin work. Finally, management's efforts to improve safety procedures have resulted in an improved workers compensation claims experience. The amount and number of reported claims is expected to level off going forward.

     For the nine months ended December 31, 2002, gross profit increased by $7,437,029 to $16,676,128 or 21.74% of revenue compared to $9,239,099 or
15.58% of revenue for the nine months ended December 31, 2001. The increase in revenue of $17,421,531 had an impact of $3,787,441 on gross profits based on the achieved margin of 21.74%. As noted above, the impact of the increased focus on airport security was the primary factor in the improvement of gross margins. In addition, the gross margin in the Guard division has improved by just under 4 percentage points over this period while a relatively low gross margin of 6.4% in the National Accounts division in the nine months to December 31, 2001 was removed with the closure of that division.

General and Administrative Expenses

     General and administrative expenses were $3,135,968 (14.95% of revenue) compared to $2,643,669 (12.08% of revenue) for the quarter ended December 31, 2001, an increase of $492,299. The increase was primarily the result of costs associated with the FAA contract that continued post completion of the FAA work. We reduced these in December 2002 in the light of the revised revenue levels. Aviation division general and administrative expenses were $197,000 higher than the quarter the previous year.

     For the nine months ended December 31, 2002, general and administrative expenses increased by $1,740,925 to $10,095,238 (13.16% of revenue), compared to $8,354,313 (14.09% of revenue) for the nine months ended December 31, 2001. The major areas of increase were primarily related to supporting the increased revenue levels of 29.4%. General and administrative expenses in the Aviation division rose by $1,230,000 for the nine months ended December 31, 2002 when compared to the previous period last year. Bonus expense also increased over this period by $438,000 while these increases were partly offset by reduced costs following the closure of the National Accounts division ($539,000).

Provision for Doubtful Accounts (Net)

     The provisions for doubtful accounts decreased by $51,155 to $162,803 for the quarter ended December 31, 2002, compared to $213,958 in 2001. For the nine months ended December 31, 2002, the provision for doubtful accounts rose by $982,629 to $1,344,519 compared to $361,890 for the nine months ended December 31, 2001. The increase was due mainly to aviation bankruptcies (including United and US Airways) and write-offs in balances on the closed National Accounts division and closed branches, which were not considered recoverable. As of December 31, 2002, approximately 56% of our accounts receivable were due from aviation related customers (excluding the FAA).

                                                                    (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     We periodically evaluate the requirement for providing for credit losses on our accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will continue to increase in future periods although we have some concern over the general situation in the airline industry which accounts for approximately 56% of total accounts receivable.

Interest Income

     Interest income was slightly down from the previous year at $20,023 compared to $23,013 for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, interest income remained at a similar level to the prior period at $68,185 compared to $70,194 the previous year.

Interest Expense

     Interest expense decreased to $103,000 for the 2002 quarter from $176,080 the previous year, a reduction of $73,080. For the nine months ended December 31, 2002, interest expense fell by $127,298 to $443,675 from $570,973 for the nine months ended December 31, 2001. The decrease primarily arose from lower average borrowing, both on the line of credit and the term loan with LaSalle and from a lowering of the base rate of interest. The prime base rate currently stands at 4.25% compared to an average of approximately 6.5% in the same period last year.

Equipment Dispositions

     The gain on equipment dispositions of $522 in the quarter ended December 31, 2002, related to the disposal of a vehicle sold at above book value and compares with a gain of $6,314 for the quarter ended December 31, 2001. Cumulatively, the gain of $10,927 in 2002 was $3,681 better than the gain of $7,246 in 2001.

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

     The LaSalle loan agreement provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. LaSalle also provided a term loan in the amount of $3,000,000 and this was fully repaid during the quarter ended December 31, 2002. The revolving loan bears interest at prime plus 0.5% while the term loan bore interest at prime plus 0.75%. All loans are collateralized by a pledge of the Company's accounts receivable and other assets.

     At December 31, 2002, we had borrowed $5,993,132 representing approximately 53% of our maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the loan and security agreement.

     We are currently exploring alternate financing arrangements in order to better position the Company for future expansion via acquisitions and to provide for the redemption of our preferred stock and/or repurchase of certain common stock and warrants previously issued. Through December 31, 2002, $95,000 of financing related expenditures are included with intangible assets. These will be amortized over the life of the future financing arrangement or alternately written off should the efforts prove unproductive.

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

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Our operations for the nine months ended December 31, 2002, resulted in an operating profit of $5,236,371, an increase of $4,713,475 compared to a profit of $522,896 for the nine months ended December 31, 2001. The increase is primarily due to additional volumes, improved margin and better cost control. Working capital increased by $4,262,399 to $5,787,503 as of December 31, 2002, from $1,525,104 as of March 31, 2002 primarily due to the improved profit performance. As a result, we were able to significantly reduce borrowing on our line of credit while completing the repayment of the LaSalle term loan as at December 31, 2002. We experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $996,770 as of December 31, 2002, compared to $2,063,361 at March 31, 2002. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

     This Section, Management's Discussion and Analysis of Results of Operations and Financial Condition, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

     Our outlook on revenues is largely dependent upon our ability to win additional revenue in the guard and aviation divisions while minimizing any terminations. The aviation division continues to see significant turmoil due to general uncertainty within the aviation industry. We continue to pick up additional work in all areas of our aviation division, however, and have now replaced the pre-September 11 screening revenues with non-screening aviation-related work. Revenues for the Company are currently at around $76 million on an annualized basis and consist of approximately 60% aviation related work.

     We expect margins to drop back down, post completion of the federalization process, to around the 17% mark. This would be an improvement over the levels achieved prior to September 11 due in part to cost controls implemented since August 2001.

     Our expectations are that general and administrative costs will reduce once we are fully clear of the federalization process and we have a requirement to service around $76 million of revenue rather than recent levels well in excess of $100 million on an annualized basis. Overall, we expect to be profitable post completion of the federalization timetable and to have adequate funding resources to develop and grow our overall business.

     The primary uncertainties that could negatively affect the Company's results of operations and liquidity and capital resources are the financial condition of certain of our aviation industry customers representing approximately 60% of our post-federalization revenue and the potential of an adverse outcome on the outstanding audits outlined in the contingent liabilities section of the Notes to the Financial Statements above.

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

Competition

     The Company's assumptions regarding projected results depend largely upon the Company's ability to retain substantially all of the Company's current clients. Retention is affected by several factors including but not limited to, regulatory limitations, the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors and continuity of Management. There are several major national competitors with resources far greater than those of the Company which, therefore, have the ability to provide service, cost and compensation incentives to clients and employees which could result in a loss of such clients and/or employees.

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

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

FAA and Other Audits

     An audit of the Company's FAA contract for pre-board screening services was completed during December 2002. Although the Company has received no formal audit report, we have had informal discussions with the FAA and they have indicated a lack of understanding over the base wage rate charged to them as part of the rate per hour charge. We are currently putting together a detailed explanation of the basis for our rates charged and will be discussing this with them shortly. Our best estimate in light of these discussions to date, along with other potential amounts due on other outstanding audits such as that by the New York State Attorney General's Office relative to the provision of services to New York State under the Office of General Services (OGS) requirements, remains in the range of $700,000 to $2,000,000. The FAA is currently holding back our final invoices totaling just under $3 million for the pre-board screening services pending resolution of the audit issues.

     Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10-Q and 8-K (all as filed with the Securities and Exchange Commission from time to time).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with LaSalle Business Credit, Inc. Based on the Company's interest rate at December 31, 2002 and average outstanding balances during the nine months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $21,000 over the next three months.

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

            Exhibit 99.2 Certification of Graeme R. Halder pursuant to
            18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,filed herewith.

            Exhibit 99.3 Press Release dated February 14, 2003.

       (2)  Reports on Form 8-K
            None




                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMAND SECURITY CORPORATION


Date: February 14, 2003         By: /s/ William C. Vassell
                                ---------------------------------------------
                                William C. Vassell, Chairman, President & CEO


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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's' auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ William C. Vassell
----------------------------
William C. Vassell
Principal Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's' auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Graeme P. Halder
----------------------------
Graeme R. Halder
Principal Financial Officer

                                                                   Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Command Security Corporation (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William C. Vassell, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, certify, pursuant to 18
U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)  The Report fully complies with the requirements of section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 14, 2003         By: /s/ William C. Vassell
                                --------------------------------------
                                William C. Vassell, President, CEO and
                                Chairman of the Board

                                                                   Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Command Security Corporation (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Graeme Halder, Chief Financial Officer of the Company, certify, pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)  The Report fully complies with the requirements of section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 14, 2003         By: /s/ Graeme Halder
                                --------------------------------------
                                Graeme Halder, Chief Financial Officer

                                                                   Exhibit 99.3

FOR IMMEDIATE RELEASE

CONTACT:  William C. Vassell           Donald Radcliffe
          Chairman & President         Radcliffe & Associates, Inc.
          Tel: (845) 454-3703          Tel: (212) 605-0201


                           COMMAND SECURITY REPORTS
                            THIRD QUARTER RESULTS


o        Revenue decreases 4.2% for quarter, up 29.4% year to date


o        Gross Profit

         17.24% versus 15.82% for quarter
         21.74% versus 15.58% year to date


o        Basic EPS

         $0.03 versus $0.07 for quarter
         $0.50 versus $0.00 year-to-date


Lagrangeville, New York *** February 14, 2003 *** Command Security Corporation (OTCBB: CMMD) today reported results for its third fiscal quarter ending December 31, 2002. Revenue for the quarter decreased by 4.2% to $20,969,586 from the $21,890,743 reported in the same period of the prior fiscal year. Gross profit for the three months ended December 31, 2002 increased to $3,615,618 (17.24% of revenue) from $3,462,374 (15.82% of revenue) for the quarter ended December 31, 2001.

Commenting on the revenue and gross profit for the quarter, William C. Vassell, Command's Chairman and President said, "I am pleased with the results of the quarter which we achieved despite the completion of our pre-board screening contract with the FAA in November 2002. During the quarter we continued to see growth in non pre-board screening services in our Aviation division. I believe that we are now positioned post federalization of pre-board screening services to generate further revenue increases above our current run rate of around $75-80 million in annual revenue, with stronger margins than we achieved pre September 11."

Net income applicable to common stockholders for the three months ended December 31, 2002 was $191,502 or $0.03 per basic common share compared to $457,994 or $0.07 per basic common share for the same period in the prior fiscal year. Stockholders' equity increased to $7,219,269 or $1.15 per basic common share as of December 31, 2002 and has a 1.47 current ratio.

Mr. Vassell added, "During this quarter general and administrative expenses increased to 14.95% of revenue compared to 12.08% recorded in the same period last year primarily as a result of costs associated with the FAA contract that continued post completion of the FAA work. These expenses were reduced in December. We believe that we are now well positioned both financially and operationally to take advantage of the increased interest in security."

For the nine months ended December 31, 2002 revenue increased by 29.4% to $76,710,839 from the $59,289,308 recorded for the same period of the prior fiscal year. Gross profit increased to $16,676,128 (21.74% of revenue) for the nine months ending December 31, 2002 from the $9,239,099 (15.58% of revenue) for the same period in the prior fiscal year. Net income applicable to common shares was $3,131,778 or $0.50 per basic common share for the nine months ended December 31,2002 compared to $29,363 or $0.00 per basic share for the nine months ended December 31, 2001.




                                                Three Months Ended                      Nine Months Ended
                                                   December 31,                            December 31,

                                               2002              2001                 2002               2001

Revenue                                    $20,969,586       $21,890,743          $76,710,839        $59,289,308
Operating profit                               316,847           604,747            5,236,371            522,896
Income before income taxes                     234,392           457,994            4,871,808             29,363
Provision for income taxes                      (2,216)                0           (1,333,288)                 0
                                           -----------       -----------          -----------        -----------
Net income                                     232,176           457,994            3,538,520             29,363
Preferred stock dividends                      (40,674)                0             (406,742)                 0
Net income applicable
  to common stockholders                   $   191,502       $   457,994          $ 3,131,778        $    29,363
                                           ===========       ===========          ===========        ===========
Net income
  per common share
    Basic                                  $      0.03       $      0.07          $      0.50        $      0.00
                                           ===========       ===========          ===========        ===========
    Diluted                                $      0.03       $      0.06          $      0.46        $      0.00
                                           ===========       ===========          ===========        ===========
Weighted average number
  of common shares outstanding
    Basic                                    6,287,343         6,287,343            6,287,343          6,287,343
                                           ===========       ===========          ===========        ===========
    Diluted                                  7,601,970         7,519,878            7,749,783          7,519,878
                                           ===========       ===========          ===========        ===========


About Command

Command Security Corporation provides security services through company-owned offices in New York, New Jersey, California, Illinois, Connecticut, Florida, Massachusetts, Pennsylvania, Maryland and Oregon.

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