Form 10-K
period 2003-03-31
COMMAND SECURITY CORP
filed 2003-06-30
CIK 864509

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2003


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

Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

         As of June 24, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (3,904,559 shares), based on the last sales price of $0.95 on that date, was approximately $3,709,331.

         As of June 24, 2003, the registrant had issued and outstanding 6,287,343 shares of common stock.

                         Command Security Corporation

                          ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended March 31, 2003


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

10.  Directors and Executive Officers of the Registrant

11.  Executive Compensation

12.  Security Ownership of Certain Beneficial Owners and Management

13.  Certain Relationships and Related Transactions

14.  Controls and Procedures

15.  Principal Accountant Fees and Services


                                   PART IV

16.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                                    PART I

ITEM 1. BUSINESS

         Command Security Corporation ("Company") is a corporation formed under the laws of the State of New York on May 9, 1980. It principally provides uniformed security services from its twenty one operating offices in New York, Massachusetts, New Jersey, Illinois, California, Pennsylvania, Connecticut, Maryland, Oregon and Florida to commercial, financial, industrial, aviation and governmental clients in the United States.

         The Company files registration statements, periodic and current reports, proxy statements and other materials with the Securities and Exchange Commission (SEC). Any materials the Company files with the SEC may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company's filings.

         The Company's internet address is www.commandsecurity.com. The Company's annual report on Form 10-K, its quarterly reports on Form 10-Q as well as Command press releases are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on the website are available free of charge.

         The Company provides its security services to a wide range of industries which the Company has categorized into three groups - guard services, aviation services and support services. The latter includes any revenue from administrative service agreements and back office support to police departments.

         The guard service division includes governmental and quasi-governmental clients such as cities and statewide institutions and industrial and commercial clients such as retail chains and health care institutions. Guard services represented approximately 32% (or $30.2 million) of the Company's revenue for the fiscal year ended March 2003. Security services include providing uniformed guards for access control, theft prevention, surveillance, vehicular and foot patrol and crowd control.

         Approximately 68% (or $64.1 million of the Company's revenue for the fiscal year ended March 2003) was generated from the aviation services division. This division provides uniformed guard services to airport and airport related clients including general security and baggage handling services. In November, 2002, all of our contracts for pre-board screening at airports were federalized, resulting in the loss of these revenues.

         The support services division accounted for less than 1% (or $0.3 million) of the 2003 revenues and encompasses back office support to 3 police departments and an administrative service client. The latter are where the Company provides a computerized scheduling and information system and programs, as well as accounts receivable financing. Accounts receivable financing is secured by the administrative service company's client's accounts receivable, customer lists, contracts, all other assets and the personal guarantee of the owner(s) of the administrative service company. Neither the sales revenue generated by the administrative service client nor the associated expenses are accounted for within the Company's operations. Financed receivables are included in the Company's accounts receivable figures.

         The Company employs 46 employees indirectly attributable to guard and aviation services including supervisors and dispatchers, another 114 administrative employees, including the executive staff, and 2,867 hourly guards.

         Management believes there is continued heightened attention to security matters due to the events of September 11 and the ongoing threat of criminal and terrorist activities. As a result of such attention, management further believes that the urban commercial centers served by the Company, including New York, Los Angeles, Miami and Chicago, continue to provide an opportunity for increased market participation and growth. In addition, the creation of the Homeland Security department opens up the potential of significant additional contracts for the private security sector.

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

         The Company provides guard services to many of its industrial and commercial customers on a 24-hour basis, 365 days per year. For these customers, guards are on hand to provide plant security, access control, personnel security checks and traffic and parking control and to protect against fire, theft, sabotage and safety hazards. The remaining customers include retail establishments, hospitals and governmental units. The services provided to these customers may require armed as well as unarmed guards. The Company also provides specialized vehicle patrol and inspection services and personal protection services to key executives and high profile personalities from time to time.

         The Company's aviation services division provides a variety of uniformed services for domestic and international air carriers including aircraft security, access control, wheelchair escorts, skycaps, baggage handlers and uniformed guards for cargo security areas. In November 2001, the US Government made the decision to federalize the pre-board screening process at US airports and in February 2002, the Federal Aviation Administration
(FAA) took over responsibility for managing the contracts with private security companies. Completion of the federalization process was achieved by the US Government set deadline of November 2002. The termination of this contract has had a significant adverse impact on the Company's revenues and earnings. The Company has replaced a portion of the lost revenue with alternative services to the airline industry, such as document verification and screened baggage services and has secured new work at three further airports - San Jose (California), Baltimore-Washington (Maryland) and Portland (Oregon).

         Under the law of negligence, the Company can be liable for acts or omissions of its agents or employees performed or occurring in the course of their employment. The nature of some of the services provided by the Company (e.g. crowd control and armed guard services) exposes it to risks of liability for employee conduct. The Company currently maintains general liability insurance for its security guard division in the amount of $5 million per occurrence with $25,000 retained risk per occurrence. For its aviation division it maintains a $25 million per occurrence general liability policy with $10,000 retained risk per occurrence.

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

         In order to provide a high level of service without incurring large overhead expenses, the Company establishes offices close to its customers and delegates responsibility and decision making to its local managers. The Company emphasizes the role of its managers by assigning to each one responsibility for service and sales. The Company believes that in most situations the combination of responsibility for both service and sales in a single individual, results in better supervision and quality control and greater responsiveness to customer needs.

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

Significant Customers

         No individual client other than the FAA accounted for more than 10% of the Company's gross revenue in 2003, 2002 or 2001. For the fiscal year 2003, the FAA accounted for approximately 30% of the Company's total gross revenues for providing pre-board screening services prior to federalization in November 2002.

Competition

         Competition in the security service business is intense. It is based primarily on price and the quality of service provided, the scope of services performed, name recognition and the extent and quality of security guard supervision, recruiting and training. As the Company has expanded its operations it has had to compete more frequently against larger national companies, such as Securitas and The Wackenhut Corporation, which generally have substantially greater financial resources, personnel and facilities than the Company. These competitors also offer a range of security and investigative services which are at least as extensive as and directly competitive with, those offered by the Company. In addition, the Company competes with numerous regional and local organizations which offer substantially all of the services provided by the Company. Although management believes that, especially with respect to certain of its markets, the Company enjoys a favorable competitive position because of its emphasis on customer service, supervision and training and is able to compete on the basis of the quality of its service, personal relationships with customers and reputation, there can be no assurance that it will be able to maintain its competitive position in the industry.

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

         In the light of the September 11 tragedy, the US Government passed a bill in November 2001, outlining their proposal to federalize the pre-board screening process at all US airports. The process of federalization has been completed, the impact of which is discussed above in "Item 1. Business" and "Operations". Also see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"

Employees

         The Company employs 46 employees indirectly attributable to guard services including supervisors and dispatchers, another 114 administrative employees including the executive staff, and 2,867 hourly guards.

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

         Approximately 57% of the Company's employees do not belong to a labor union. Some of the Company's employees in the following locations are members of unions: the New York City branch, the Philadelphia Airport office, the Chicago Illinois branch, the JFK and La Guardia airport branches and the Los Angeles International Airport office. Together, the unionized employees account for 43% of the Company's employees and work under collective bargaining agreements with the following unions: Allied International Union, Allied Services Division of the Transportation Communications International Union and Special & Superior Officers Benevolent Association. Many of the Company's New York City, Los Angeles and Chicago competitors are also unionized. Presently the Company is negotiating with a Union that wishes to represent the Company's employees at Baltimore-Washington International Airport. The Company has experienced no work stoppages attributable to labor disputes. The Company believes that its relations with its employees are satisfactory. Guards and other personnel supplied by the Company to its customers are employees of the Company, even though they may be stationed regularly at the customer's premises.

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

ITEM 2. PROPERTIES

         As of March 31, 2003, the Company owned and used in connection with its business approximately 60 vehicles.

         As of March 31, 2003, the Company did not own any real property. It occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, of approximately 6,600 square feet with a base annual rental of $112,200 under a five-year lease expiring September 30, 2003. The Company also occupies the following offices:

------------------------------------------------------------------------------
                                                  When      Square  Base Annual
Location                                         Opened     Footage    Rent
------------------------------------------------------------------------------

Los Angeles Int'l Airport
380 World Way Box N-28,
Los Angeles, CA                                  8/15/96      647     $17,236

5759 Rickenbacker Road
Commerce, CA                                     11/1/01    2,650     $29,328

7841 Balboa Ave.
San Diego, CA                                     2/8/00      395      $6,699

8939 S Sepulveda Blvd., Suite 201
Los Angeles, CA                                   3/1/00    1,422     $23,712

8939 S. Sepulveda Blvd., Suite 422
Los Angeles, CA                                  11/1/01      575     $12,432

San Jose Int'l Airport,
1661 Airport Boulevard
Terminal C, San Jose, CA                          7/1/02       91      $6,006

1470, Barnum Avenue, Suite 304
Bridgeport, CT                                   11/1/00    1,500     $17,801

55, Airport Road, Suite 503
Hartford, CT                                      7/1/00    2,640     $35,000

55, Airport Road, 1st Floor
Hartford, CT                                     7/15/01    1,078     $28,020

2777 Summer Street, Suite 302
Stamford, CT                                     3/13/95    1,850     $44,400

8181 North West 36th St., Unit 21A
Miami, FL                                         6/1/98      300     $12,780

800 Virginia Avenue, Suite 53
Ft. Pierce, FL                                    8/1/97      400      $8,421

4901 NW 17th Way Suite 504
Ft. Lauderdale, FL                                7/1/00    1,642     $28,945

Miami Int'l. Airport, Concourse A, 2nd Level
Miami, FL                                         7/1/99      262     $13,165

10 West 35th Street, Suite 11F3-4
Chicago, IL                                       3/1/99    1,059     $18,450

21 Cummings Park, Suite 224
Woburn, MA                                       3/15/99      198      $4,216

780 Elkridge Landing Road, Suite 220
Linthicum Heights, MD                            9/20/02      635      $8,700

2222 Morris Avenue
Union, NJ                                         2/1/98    2,250     $25,200

The Poughkeepsie Plaza Mall
Poughkeepsie, NY                                  9/1/83      920     $12,000

17 Battery Place, Suite 223
New York, NY                                      4/8/02    6,080    $131,760

300 Hamilton Avenue, Suite 300
White Plains, NY                                 8/15/96    1,538     $28,453

505 Main Street, Suite  2
Williamsville, NY                                 5/1/93      680      $5,700

JFK International Airport
175-01 Rockaway Boulevard, Jamaica, NY            4/1/97    1,700     $75,600

2144 Doubleday Avenue
Ballston Spa, NY                                  4/1/93      800     $13,488

52 Oswego Road
Baldwinsville, NY                                 6/1/98      120      $1,500

La Guardia Int'l Airport United Hanger #2,
Room 328, Flushing, NY                           11/1/02      225      $3,912

575 Madison Avenue, #188
New York, NY                                      7/1/02      167     $42,000

700 NE Airport Way, Suite B2420
Portland, OR                                     12/1/02      817     $28,603

29 Bala Avenue, Suite 103
Bala Cynwyd, PA                                   3/1/02      575     $13,029

2 International Plaza, Suite 242
Philadelphia, PA                                  9/1/01    1,277     $30,012

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

         The nature of the Company's business as a supplier of personnel services lends itself to employment-related claims on a regular basis. The Company has been named in several employment-related claims, including claims of sexual harassment by current and former employees, some of which are in various courts at various stages of adjudication and some of which are currently under investigation by Federal and State agencies, including the New York State Division of Human Rights. At this time the Company is unable to determine the impact on the financial position and results of operations that these claims may have, should the investigation conclude that they are valid.

         An audit of the Company's FAA contract for pre-board screening services was completed during December 2002. Based on initial audit findings of the Defense Contract Audit Agency (DCAA), the TSA has indicated that approximately $5.2 million of the billing was not supported by the Company's accounting books and records and consequently the FAA has held back $2.9 million of payment on final invoices until the audit is resolved. The Defense Contract Management Agency (DCMA) has indicated in informal discussions that they lack an understanding of the base wage rate charged to them as part of the rate per hour charge. Management has provided a detailed explanation of the basis of the rates charged and is in continued discussion with the Federal agencies concerning acceptance of the rate structure. Management's estimate of the potential adverse financial impact of the ultimate outcome of this audit in light of these discussions, along with other potential amounts due on other outstanding audits such as that by the New York State Attorney General's Office relative to the provision of services to New York State under the Office of General Services (OGS) requirements, is currently in the range of $1.6 million to $2.8 million. Management intends to vigorously pursue its position that the billings rendered to the FAA are justified and is reviewing its options including arbitration and/or litigation. The Company has established allowances and reserves of $1.6 million in connection with the FAA and OGS audits during the year ended March 31, 2003. Allowances in connection with the FAA audit have been recorded as a reduction of revenue whereas the loss provision in connection with the OGS audit has been included in general and administrative expenses.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on April 29, 2003. Three of the Company's Directors were elected to two-year terms at the Annual Meeting of Shareholders. The following sets forth the number of votes cast for or withheld from each of the three directors.

Name                            For               Against          Withheld

Ken Allison                  4,466,296            271,300          131,350
Neil French                  4,463,696            273,900          131,350
Graeme R. Halder             4,545,046            271,300           52,600

         The following Directors continued in their term of office until the Company's next Annual Meeting of Shareholders: Gregory J. Miller, Peter J. Nekos, Carl E. Painter and William C. Vassell. The only other item of business of the Company's Annual Meeting of Shareholders was to ratify the selection of D'Arcangelo & Co., LLP to serve as the Company's auditors for the fiscal year ending March 31, 2003. The proposal was passed by the following vote: For - 4,474,746, Against - 265,800, Abstain - 128,400.

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

         The Company's stock is quoted on the OTC Bulletin Board Service, under the symbol "CMMD." The Company intends to continue to comply with all capital reporting requirements of the Securities and Exchange Commission.

         The following table sets forth, for the calendar periods indicated, the high and low sales price for the Common Stock as reported by the OTC Bulletin Board Service, for each full quarterly period within the two most recent fiscal years.

                                                Last Sales Price
Period (1)
                                                  High     Low

2002
First Quarter                                     0.880   0.700
Second Quarter                                    0.920   0.580
Third Quarter                                     0.820   0.430
Fourth Quarter                                    1.290   0.470

2003
First Quarter                                     1.890   0.850
Second Quarter                                    1.740   1.250
Third Quarter                                     1.470   1.050
Fourth Quarter                                    1.250   0.720

(1)  Reflects fiscal years ended March 31 of the year indicated.

         The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

         As of June 24, 2003 there were approximately 200 holders of record of the Company's common stock. Management believes there are approximately 1,000 beneficial holders of the Company's common stock.

         The last sales price of the Company's common stock on June 24, 2003, was $0.95.

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

Equity Compensation Plan Information

         See Item 12 "Security Ownership of Certain Beneficial Owners and Management".

                         COMMAND SECURITY CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

         The financial data included in this table have been derived from the financial statements as of and for the years ended March 31, 2003, 2002, 2001, 2000, and 1999, which have been audited by independent certified public accountants. The information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with the financial statements and related notes included in the Report.



                                                                       Statement of Operations
                                                                          Years ended March 31
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
In $ Thousands                                   2003            2002            2001           2000           1999
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
Revenue                                              94,315         84,162          71,595        59,800          58,555
Gross Profit                                         19,558         13,805          11,805        10,557          10,630
Operating Income                                      3,266          1,752             328           315             877
Net Income / (Loss)                                   1,327          2,376            (439)         (310)            (15)
Income /(Loss) per common share                        0.14           0.38           (0.08)        (0.07)          (0.02)
Weighted average number of
 common shares                                    6,287,343      6,287,343       6,287,343     6,635,581       6,658,143
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------

All of the above statistics are in $ thousand except for Income / (Loss) per common share and weighted average number of common shares outstanding which are expressed in $ and number respectively.



                                                              Balance Sheet Data as of  March 31
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
In $ Thousands                                       2003        2002            2001           2000           1999
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
Working Capital                                       3,591          1,525           1,874           750             200
Total Assets                                         20,707         26,317          17,991        15,348          16,188
Short-term debt <F1>                                  9,248         13,570           8,489         7,717           7,558
Long-term debt <F2>                                      88            291           1,801           588             472
Stockholders' equity                                  4,967          4,087           1,712         2,191           3,119
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

               For the three years ended March 31, 2003

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

OVERVIEW

      Command Security Corporation is a provider of uniformed security services from our twenty one operating offices throughout the United States. The biggest change to our business occurred in the 2003 fiscal year, with the federalization of pre-board screening services by the US Government at all US airports. This process was completed in November 2002 and resulted in the loss of significant revenues for the Company. Although we replaced part of this lost revenue during fiscal year 2003, the war in Iraq and the SARS epidemic has adversely affected the airline industry and hence demand for our services which currently accounts for approximately 58% of total revenues. In reaction to the many challenges facing the Airline industry currently, we have had to cut back our cost base to ensure we remain profitable, including the reduction in our sales force in the Guard Division. We have switched the focus of our sales effort to our local branch managers who have been incentivized to secure new business at strong margins. We have invested some of the money saved from these cost cuts in developing potential opportunities provided by the creation of the Department of Homeland Security. Security should remain a key area of focus for the US Government and this should provide opportunities for private security companies such as Command to win profitable Government contracts over the medium term.

      An audit of the Company's FAA contract for pre-board screening services was completed during December 2002. Based on initial audit findings of the Defense Contract Audit Agency (DCAA), the TSA has indicated that approximately $5.2 million of the billing was not supported by the Company's accounting books and records and consequently the FAA has held back $2.9 million of payment on final invoices until the audit is resolved. The Defense Contract Management Agency (DCMA) has indicated in informal discussions that they lack an understanding of the base wage rate charged to them as part of the rate per hour charge. Management has provided a detailed explanation of the basis of the rates charged and is in continued discussion with the Federal agencies concerning acceptance of the rate structure. Management's estimate of the potential adverse financial impact of the ultimate outcome of this audit in light of these discussions, along with other potential amounts due on other outstanding audits such as that by the New York State Attorney General's Office relative to the provision of services to New York State under the Office of General Services (OGS) requirements, is currently in the range of $1.6 million to $2.8 million. Management intends to vigorously pursue its position that the billings rendered to the FAA are justified and is reviewing its options including arbitration and/or litigation. The Company has established allowances and reserves of $1.6 million in connection with the FAA and OGS audits during the year ended March 31, 2003. Allowances in connection with the FAA audit have been recorded as a reduction of revenue whereas the loss provision in connection with the OGS audit has been included in general and administrative expenses.

RESULTS OF OPERATIONS

Earnings

      The major change in the 2003 fiscal year was the federalization of pre-board screening services by the US Government. This process started in November 2001 with the announcement of the plan to federalize pre-board screening at all US airports by November 2002. Our contracts with the commercial airlines to provide such services were taken over by the FAA (and consequentially by the newly formed TSA) in February 2002. Volumes and rates remained very strong throughout this period of change, helping us to produce net income in 2003 of $1,326,736 (net of the $1.6 million allowance in connection with the FAA and OGS audits). Our results post completion of federalization have been adversely effected by the many challenges facing the Aviation industry which have affected their revenues and hence demand for our services. In addition to weak revenues, we have suffered from the filing for bankruptcy protection by US Airways and United Airlines during the 2003 fiscal year and Air Canada and Hawaiian Airlines in April 2003. Full provision for the balances due from the latter two airlines has been charged in the fiscal year 2003 (see "Provision for Doubtful Accounts" below).

      2002 was also a difficult year following resolution of the stockholder derivative suit that had distracted management throughout most of the 2001 fiscal year. The closure of our National Accounts Division and the turmoil in the airline security industry following the September 11 tragedy created many challenges. Ultimately, however, the heightened focus on aviation security in the US had a positive impact on our results in the second half of fiscal year 2002. Overall, we produced a strong result for 2002 achieving net income of $2,375,760 (inclusive of a $1.3 million reduction in valuation reserves for deferred tax assets).

      In 2001, the distraction and cost of the stockholder derivative suit contributed to a loss of $438,886.

Revenue

      Revenue for 2003 grew by $10,152,660 to $94,314,515 net of an allowance of $1 million for any adjustment from the result of the FAA audit. The major components of this increase were $17,333,000 from additional accounts within the commercial airline industry reflecting increased volumes and rates following the September 11 tragedy. This increase was offset by a reduction in revenues in both our Guard Division ($2,549,000) and our National Accounts Division ($4,350,000) following its closure in March 2002. The fall in Guard Division revenues was a combination of terminated accounts (some of which were due to an aggressive policy of improving margins on under performing contracts) offset by new business and rate reviews from current customers. The benefit of this was reflected in a significant improvement in gross margins (see Gross Profit below).

      Revenue for 2002 increased to $84,161,855, a rise of $12,567,138 compared to $71,594,717 in 2001. The increase was primarily due to $15,814,000 from additional accounts within the commercial aviation industry and a $716,000 increase in revenue from our National Accounts Division prior to its closure in March 2002. These increases were offset by a reduction of $3,887,000 in our guard service contract revenue. This was a combination of terminated accounts partly offset by some new business wins.

Gross Profit

      Gross profit increased by $5,752,201 in 2003 from $13,805,455 (16.4% of revenue) to $19,557,656 (20.7% of revenue). The improvement in the gross profit margin was due to three primary factors. Firstly, increased focus on airport security in light of the September 11 tragedy resulted in higher volumes, wages rates and margins to provide a better-qualified security officer. The management infrastructure to support the additional volumes was largely in place, thus improving margins. Secondly, although Guard division revenues have dropped, this largely reflects lower margin business being terminated and replaced by higher margin contracts. Finally, management's efforts to improve safety procedures and awareness generally have resulted in improved workers compensation claims experience. The amount and number of reported claims is expected to level off going forward.

      The gross profit in the previous year was up by $2,000,068 from $11,805,387 (16.5% of revenue) to $13,805,455 (16.4% of revenue). Significant movements in individual cost lines within direct costs consisted of an improvement in the direct labor percentage, offset by increased general liability insurance premiums and unemployment insurance costs as well as an increase in the cost of sub-contractors. This was largely reflective of the change in relative volumes within these divisions.

      One area of relative uncertainty within the gross profit calculation is insurance, which is largely dependent upon the result of past actions. We insure against general liability claims and lawsuits through a general liability insurance policy with a third-party insurance carrier. Such policies have limits of $5 million per occurrence in the guard division and $25 million in the aviation division. Previous to December 2001, we had limits of $1 million per occurrence and $10 million in the aggregate. Prior to October 1, we also had an excess general liability insurance policy that covered claims for an additional $50 million in the aggregate. The impact of the September 11 tragedy meant that this umbrella coverage was no longer available to the Company at the time of policy renewal (October 1, 2003). We retain the risk for the first $25,000 per occurrence ($50,000 prior to October 1, 2000). The general liability insurance reserve is based upon existing claims, actuarial computations and the timing of reported claims. These are all factored in to estimate losses incurred but not yet reported to the Company.

      We also have a worker's compensation insurance policy where the premium is based on incurred losses as determined at the end of coverage plus the basic insurance amounts. The worker's compensation basic premium is determined by the insurance carrier and includes its overhead costs and insurance premium. We estimate accrued losses based on historical loss experience and the ratio of claims paid to our historical payout profiles.

General and Administrative Expenses

         General and administrative expenses increased by $2,161,974 from $11,471,406 (13.6% of revenue) in 2002 to $13,633,380 (14.5% of revenue) in
2003, primarily as a result of the increased revenues. The most significant cost movement was administrative salaries, largely reflecting the opening of new Aviation branches at San Jose (California), Baltimore-Washington (Maryland) and Portland (Oregon) airports. In addition, there was an increase in infrastructure required to manage the administration on the FAA contract and to generally support the pre-board screening services provided. The provision for the expected settlement with the New York Attorney General on the OGS audit of $600,000 was also charged to general and administrative expenses.

         General and administrative expenses rose by $1,074,633 to $11,471,406 in 2002 from $10,396,773 the prior year. This increase was primarily due to the cost of the sales force ($903,000), higher telephone charges due to an upgrade in our communications infrastructure ($75,000) and the start up costs on new contracts, primarily in the aviation division which impacted travel and hotel costs ($129,000). These increases were partly offset by a reduction in professional fees ($159,000), health insurance charges ($112,000) and the cost of conferences ($68,000).

Provision for Doubtful Accounts

         The provision for doubtful accounts increased by $2,078,151 to $2,659,830 in 2003 due to additional Chapter 11 bankruptcies in the aviation industry. The charges for these bankruptcies include amounts that were owed from US Airways, United Airlines, Air Canada, National Airlines and Hawaiian Airlines, all of which filed during the 2003 fiscal year.

         The provision for doubtful accounts in 2002 rose by $57,375 to $581,679 due to additional write-offs following a review of older debts which were not considered recoverable. In addition, we also suffered from some small Chapter 11 bankruptcies in the aviation division.

         We periodically evaluate the requirements for providing for credit losses. A review of the creditworthiness of customers is undertaken as well as prior payment performance, the age of the receivables and our overall historical loss experience.

Stockholder Derivative Suit Costs

         The stockholder derivative suit was settled in November 2000 and no costs were therefore incurred in 2003. A consequence of this suit in earlier years was additional professional fees and distraction from the management of our business. Not all costs can be readily identified but the charge of $431,445 in 2001 related to specific professional fees and settlement costs that were a direct consequence of the shareholder suit.

Line of Credit Termination Fee

         A one-time charge of $125,000 was incurred during fiscal year 2001 relating to a fee payable to CIT Group Business/Credit Inc. following termination of the revolving loan and security agreement in November 2000. No such termination charge was incurred in either 2003 or 2002.

Interest Income

         Interest income in fiscal year 2003 decreased slightly to $89,499 from $93,201, a reduction of $3,702. The majority of interest income arises from charges to our administrative service client. Interest income decreased by $21,172 to $93,201 in 2002 compared to $114,373 in 2001. This decrease was due to the repayment in June 2001 of part of the Restricted Cash balance, which earns interest offset in part by increased charges to administrative service clients.

Interest Expense

         Interest expense of $561,035 in 2003 was $219,120 less than the 2002 charge of $780,155. The reduction was due to lower interest rates and a reduced average revolver balance, as well as the repayment of the term loan by December 2002. The reduced revolver balance reflected the benefit of the operating profit earned in the year. The charge of $780,155 in 2002 was $176,197 less than that incurred in 2001 due primarily to the 50% reduction in the Prime rate from March 2001 to March 2002 offset by higher average borrowings as a consequence of increased revenue levels.

Equipment Dispositions

         The $17,203 gain on equipment dispositions represents proceeds from the sale of older equipment and vehicles in excess of book value. This compared with gains in 2002 and 2001 of $10,344 and $14,429 respectively.

Income Tax Benefit

         In March, 2002, due to increased revenue and earnings as a result of additional accounts and changes in the airport security industry (following the September 11 tragedy) along with the contract with the FAA to continue to provide pre-board screening, we determined that it was more likely than not that we would be able to utilize a substantial part of our net operating loss carryovers for Federal and State income tax purposes. We, therefore, reduced our deferred tax asset valuation allowance in fiscal 2002 by $1.3 million. This tax benefit was, indeed utilized in fiscal 2003. While we still have approximately $773,000 in loss carry forwards available, we will not recognize further tax benefits until we achieve sustained profitability.


LIQUIDITY AND CAPITAL RESOURCES

         We pay our guard employees and those of our administrative service clients on a weekly basis, while customers generally pay for services within 75 days of billing. In order to fund our payroll and operations, we have a commercial revolving loan arrangement which up until November 2000 was with CIT Group/Business Credit, Inc. ("CIT").

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

         Due to the losses incurred in the early part of the fiscal year 2002 and the growth in revenues over the 3rd quarter of that year, we required a $250,000 over advance in December 2001, which expired at the end of January 2002. A consequence of this request was that an amendment to the original agreement was made effective January 8, 2002. This resulted in a reduction in the maximum amount of borrowings from eligible accounts receivable to $12 million from $15 million previously. In addition, we no longer had the ability to have part of the outstanding balance as LIBOR loans and the interest rates from that date were increased to Prime plus 0.5% on the revolver loans and Prime plus 0.75% on the term loans. The term loan provided by LaSalle, which was previously to be repaid at $100,000 per month over 30 months was repaid at $150,000 per month from April 2002 onwards. The term loan was paid in full in December 2002. On March 14, 2002, a second amendment was made to the agreement to increase the eligible accounts receivable maximum borrowings back up to the original $15 million. This was necessary to fund the continued increase in revenues over the last quarter of the 2002 fiscal year.

         At the end of the 2003 fiscal year, we had borrowed $8,805,838 representing approximately 88% of our maximum borrowing capacity. Long-term debt (including current maturities) decreased by $1,634,474 primarily due to repayment of the LaSalle term loan in the 2003 fiscal year.

         Our capital lease obligations reduced by $113,110 from $224,212 in 2002 to $111,102 in 2003. We entered into new capital lease agreements during the year for equipment purchases of $29,355 and the reduction was due to repayments in excess of these additions. Total required principal repayments on long term debt and capital lease obligations for the year to March 2004 are approximately $202,000 compared to $1,747,000 for the prior year.

         Any settlement reached with the OGS is expected to be paid over time and should not therefore have a significant adverse impact on the liquidity of the Company. The non-payment by the FAA of $2.9 million in billing has already become ineligible for borrowing purposes under the LaSalle revolver agreement and any settlement below this amount will have a favorable impact on future liquidity.

         Our operations for 2003 resulted in an increase in operating profit of $1,514,022 to $3,266,392 compared to $1,752,370 in 2002, primarily due to revenue growth in the Aviation Division. The 2002 operating profit was higher than that achieved in 2001 of $327,865, primarily due to increased revenues as a consequence of the September 11 tragedy and improved cost controls. As a result of the operating profit earned, offset by the term loan repayment requirements to LaSalle, working capital increased by $2,065,721 from $1,525,104 in 2002 to $3,590,825 in 2003. We experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $1,081,068 as at March 2003 compared to $2,063,361 as at March 2002. Cash balances and book overdrafts can fluctuate materially from day to day depending upon such factors as collections, timing of billing and payroll dates and are covered by advances from the revolving loan as checks are presented for payment.

         Due to the losses sustained in previous years we were not required to pay any income taxes on our profit to the US Treasury and most States in fiscal 2003. We still have Federal tax loss carryovers of $773,000 to offset future taxable income along with other benefits as a result of timing differences for reporting expenses for tax purposes. We expect to pay minimal income taxes for fiscal 2004.

         Effective July, 2000, we had suspended payment of preferred stock dividends until we could re-establish sufficient reserves through future earnings. With the profit achieved in the 2002 fiscal year, we were able to repay all dividends in arrears on our preferred stock in April 2002. As of March 31, 2003, we owed our preferred stockholders $81,349 which represents the dividend payable for the quarters ended December 2002 and March 2003.

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

         Although the results for 2003 were strong, it was a challenging year overall with the federalization of our pre-board screening contract and the difficult operating conditions for the airline industry. We continue to review our cost base in the light of these issues to ensure we maintain a level of profitability going forward. We currently have annualized revenues of around $65 million which is slightly lower than our earlier predictions of approximately $70 million due to the negative impact on the airline industry (and hence demand for our services) of the Iraq war, SARS and the weak US economy.

         Our outlook on revenues depends upon the ability of our branch managers to sell new business in addition to maintaining current contracts and the improvement in the financial condition of the airline industry. The latter is under tremendous pressure to reduce their cost base and this ultimately puts pressure on our ability to maintain revenues and margin.

         We expect margins to be approximately 16% to 17%, although this will be affected by the health of the economy. The relative weakness of the economy and the levels of unemployment have a major impact on our ability to recruit and retain the right quantity and quality of personnel to service our contracts. This has a consequential impact on overtime and wage rates generally. These rates are often dictated by the customer during the bid process. The margin will also be affected by the mix of our business and on our ability to sell and manage higher value services at improved margins. The pressure on the airline industry to reduce their cost base could also adversely affect our margin as outlined above.

         We do not envision any significant change in the level of branch expenses. We have a network of branches that are generally not yet at critical mass and can therefore benefit from additional revenue at the right margin without incurring significantly more cost. We do not, therefore, see the need to open many more branches during the fiscal year 2004.

         We were adversely affected by some significant airline bankruptcies during fiscal 2003, including US Airways, United Airlines, Air Canada and Hawaiian Airlines. Although we do not expect this trend to continue, the airline industry generally continues to struggle with the weak US economy and the lingering affects of the Iraq war and the SARS epidemic. On-going revenues have not been adversely impacted by these bankruptcies since we continue to provide similar levels of service post bankruptcy to all these airlines.

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

Regulation

         The Company's management assumes that the current regulation and federalization of pre-board screening services provided by the Company will not be expanded into other areas such as general security and baggage handling at aviation facilities. Such increased regulation or federalization would have a material adverse impact on the Company's results of operations and financial condition.

Airline Industry

         Several of the Company's aviation clients filed for bankruptcy protection during fiscal year 2003. The aviation industry continues to struggle with various challenges including the cost of security and decreased volumes due to SARS and the threat of terrorism. Additional bankruptcy filings by aviation and non-aviation clients would have a material adverse impact on the Company's liquidity, results of operations and financial condition.

Potential Regulatory Litigation

         Please refer to Item 7. Management's Discussion and analysis of Financial Condition and Results of Operations Overview", where there is description of the Company's separate negotiations with the TSA and the New York State Office of General Services (OGS). Management believes it has adequately addressed these matters with appropriate adjustments and/or reserves as reflected in the financial statements filed with this form 10-K. However, there can be no assurance that the revenue adjustment made in connection with the TSA dispute or reserves taken in connection with the OGS matter will be adequate. Furthermore, in the unlikely event the Company is unable to resolve the dispute with the OGS, it is possible that its license to operate in New York could be suspended or terminated. An additional revenue adjustment and/or reserves and the suspension of the license would have a material adverse effect on the Company's results of operations and its liquidity and capital resources.

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

Cost Management

         The Company's ability to realize its projections will be largely dependent upon its ability to maintain margins, which in turn will be determined in large part by management's control over costs and increased pressure on its customers to cut their costs. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs.

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

Catastrophic Events

         The Company is exposed to potential claims for catastrophic events, such as a hijacked airplane, based upon allegations that the Company failed to perform its services in accordance with contractual or industry standards. The Company's insurance coverage limits are currently $5 million per occurrence for guard services and $25 million in the aviation division. The former umbrella coverage of $50 million is no longer available to the Company at commercially reasonable rates following the September 11 tragedy.

Officers and Directors Potential to Control Matters Requiring Stockholder
Approval

         Our executive officers, directors and 5% or greater stockholders currently own beneficially 2,382,784 shares or approximately 38% (excluding any shares issuable upon exercise of warrants) and at a future date have the potential through the exercise of warrants and options, to beneficially own approximately 7,916,710 shares or approximately 70% of the outstanding shares of the Company's common stock. These stockholders, acting together would be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         During the fiscal year ended March 31, 2003, the Company did not hold a portfolio of securities instruments for either trading or for other purposes.

         The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with LaSalle Business Credit, Inc. Based on the Company's interest rate at March 31, 2003 and average outstanding balances during the fiscal year then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $74,000 over the next fiscal year.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See ITEM 14, "EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's by-laws require that the Board of Directors be divided into two classes. The first class consists of directors Neil French, Kenneth Allison and Graeme R. Halder. The second class consists of William C. Vassell, Peter J. Nekos, Carl E. Painter and Gregory J. Miller. The terms of the directors in the second class will expire at the annual meeting of shareholders in 2003 or until their successors have been elected and qualified. The terms of the directors in the first class will expire at the annual meeting of shareholders in 2004 or until their successors are elected and qualified. Each director's term is for two years. A classified board makes it more difficult for shareholders to change the majority of directors. Depending on the number of people in each class it could take two (2) annual meetings to replace a majority of the Board. This provision is applicable to every election of directors after the initial classification.

         The following table provides information concerning each person who was an executive officer or director of the Company as of June 14, 2003.

Name                       Age      Title
-------------------        --      -------------------------------------
William C. Vassell         44      Chairman of the Board, President and
                                   Chief Executive Officer

Gregory J. Miller          43      Director

Peter J. Nekos             75      Director

Neil French                52      Director

Kenneth Allison            58      Director

Graeme R. Halder           40      Chief Financial Officer and Director

Carl E. Painter            57      Director

Martin Blake               49      Vice President Aviation Services

William Dunn               50      Corporate Secretary, General Counsel

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

          Peter J. Nekos has been a director of the Company since March 1991. Mr. Nekos is a certified public accountant. From July 1984 to June 1986 he was a partner of Nekos & Kilduff, an accounting firm located in New Rochelle, New York. He operated his own accounting firm in Mamaroneck, New York from July 1986 until September 1996. He is Chair of the Company's Audit Committee.

         Neil French was appointed as a director to replace and finish the term of Geoffrey P. Haslehurst who voluntarily resigned in January 2003. Neil French was appointed Group Finance Director of Reliance Security Group plc in April 2001. A graduate of Edinburgh University, he is an experienced public company finance director having held that position with Perry Group plc and APV plc. Prior to that, he held several senior finance positions with Lex Services plc. He is a member of the Company's Audit Committee.

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

Audit Committee

     The Audit Committee was comprised of Messrs. Haslehurst, Miller and Nekos (Chair) as of March 31, 2002. As of January 2003, Mr. French assumed Mr. Haslehurst's duties on the Audit Committee. Messrs. Nekos and Miller are independent directors and it is believed that Mr. Nekos' credentials satisfy the requirements of a financial expert.

Code of Ethics

         The Company holds its executive officers to the highest ethical standards and its currently drafting a Code of Ethics. A draft is in the process of being submitted to the Board of Directors for review. Once completed, this Code of Ethics will also be published on the Company's website.


           SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Each director and executive officer of the Company who is subject to
Section 16 of the Securities Exchange Act of 1934, and each other person who beneficially owns more than 10% of the Company's common stock, is required by
Section 16(a) of that Act to report to the Securities and Exchange Commission by a specified date his or her ownership of and transactions in the Company's common stock. Copies of such reports on Forms 3, 4, and 5 must also be provided to the Company. Based on management's knowledge of the holdings and transactions of reporting persons, a review of Forms 3, 4 and 5 and any amendments thereto, and a review of written representations to the Company with respect to the fiscal year ended March 31, 2003, the Company is not aware of any person who, at any time during the fiscal year ended March 31, 2003, was a director, officer or beneficial owner of more than ten percent (10%) of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 2003.

                       ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth for the fiscal year ended March 31, 2003, all plan and non-plan compensation paid to, earned by, or awarded to William C. Vassell, Chairman of the Board and Chief Executive Officer, Graeme
R. Halder, Chief Financial Officer, Martin C. Blake, Jr., Vice-President - Aviation and William J. Dunn, General Counsel. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for the fiscal year ended March 31, 2003 and, therefore, compensation for such other executive officers is not disclosed.

                                                SUMMARY COMPENSATION TABLE
                                              FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                               Annual Compensation                            Long-Term
                                                                                              Compensation

                                                                                              Shares
                           Fiscal Year                         Other Annual                   Underlying
Name and Principal         Ended                               Salary                         Warrants
Position                   March 31      Annual Salary         Compensation    Bonus          Granted
------------------         --------      -------------         ------------    -----          ----------
William C. Vassell
President, Chairman
of the Board & Chief
Executive Officer
                           2001          $162,500              <F2>                   0       1,217,444<F1>
                           2003          $193,268              <F2>            $ 45,000               0
                           2003          $233,654              <F2>            $ 50,000<F5>           0

Graeme R. Halder
Chief Financial Officer
                           2001          $ 30,000              $179,356        $ 13,800          75,000<F4>
                           2002          $163,083              $120,320        $ 29,256               0
                           2003          $260,834              $172,287<F3>    $ 25,000<F5>           0

Martin C. Blake, Jr.
Vice President-
 - Aviation
                           2001          $119,678              <F2>            $ 94,058          50,000<F4>
                           2002          $119,678              <F2>            $114,312               0
                           2003          $187,417              <F2>            $150,000               0

William J. Dunn
General Counsel
& Secretary                2001          $ 76,860              <F2>                   0          20,000<F4>
                           2002          $ 81,034              <F2>                   0               0
                           2003          $ 90,000              <F2>            $ 10,000               0


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

<F3> Pursuant to the Employment Agreement entered into between Mr. Halder and the Company as of January 1, 2001, and as superceded by one effective from August 20, 2001, Mr. Halder received perquisites and other personal benefits in excess of either $50,000 or 10% of his total annual salary and bonus. The new agreement included substituting the payment of rental on a US property with a mortgage allowance. Mr. Halder received $7,500 towards the cost of rental accommodation and a mortgage allowance of $94,754 offset by $16,628 received on the rental of his UK property, $7,753 for the use of a fully expensed vehicle and $36,330 in private school tuition for his eldest two children. His employment agreement also covers him for the tax consequences of his move to the United States including any taxable benefit on the above costs and this is estimated at $42,578.

<F4> Covered by a warrant issued pursuant to the Company's 2000 Stock Option
     Plan at an exercise price of $0.75 per full share. The warrant may become exercisable May 1, 2004, provided certain Confidential Performance Targets are satisfied.

<F5> The Compensation Committee is currently reviewing a request for discretionary bonus payments to be made to Mr. Vassell and Mr. Halder in the amounts of $50,000 and $25,000 respectively. As of the date of filing of this 10K these bonuses have not been approved or paid.



Stock Options/Warrants

     The Company did not grant any stock warrants pursuant to its 2000 Stock Option Plan during the fiscal year ended March 31, 2003.


Employment Agreements and Warrants and Termination of Employment and Change of Control Agreement

William C. Vassell

         The Company entered into an Employment Agreement with Mr. Vassell dated as of September 12, 2000. The Agreement went into effect when the Reliance transaction was consummated on November 13, 2000. The Employment Agreement provides that Mr. Vassell be employed as the Company's Chairman of the Board of Directors, Chief Executive Officer and President. The Employment Agreement will end on the earlier of the third anniversary of the effective date or the date on which Mr. Vassell's employment is terminated under the Employment Agreement. Unless either party gives ninety (90) days notice to the other party prior to an anniversary of the effective date, the Employment Agreement shall be automatically extended for one (1) year on such anniversary date. Mr. Vassell's base salary shall be $175,000 per annum for the first employment period, $225,000 for the second employment period and $250,000 thereafter. Pursuant to the Reliance transaction and the Employment Agreement, the Compensation Continuation Agreement entered into between the Company and Mr. Vassell was terminated as of September 2000.

         Mr. Vassell became eligible to receive incentive compensation commencing with this fiscal year ended March 31, 2003. Pursuant to this incentive compensation, he is eligible to receive incentive compensation equal to 20% of his base salary if the Company's earnings before taxes for a given year equal or exceed certain Confidential Performance Targets. Said Confidential Performance Targets are set forth in a confidential letter agreement between Mr. Vassell and the Company, dated September 12, 2000. Said Letter Agreement references the Company's confidential Business Plan dated March 13, 2000 and approved by the Company's Board of Directors in November, 2000 following the Reliance Transaction. For each percentage increase in earnings before taxes above the stated targets, the incentive compensation will be increased by three percentage points of the base salary up to a maximum incentive compensation equal to 50% of base salary.

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

Graeme R. Halder

         The Company entered into an Employment Agreement with Mr. Graeme R. Halder that was effective from August 20, 2001. This superceded the prior agreement that was effective from January 1, 2001. The Agreement provides that Mr. Halder will be employed as the Company's Chief Financial Officer and will report to Mr. Vassell. The contract will end on the earlier of the third anniversary of the effective date of the agreement or the date on which Mr. Halder's employment is terminated by the Company. In the event of termination without cause, Mr. Halder is entitled to 12 months base salary. His base salary will be $146,280 per annum, which will be reviewed at each anniversary date and he will be eligible to receive up to an additional fifty percent (50%) of his base salary based on performance. The perquisites offered to Mr. Halder include a Tax Equalization Agreement, an automobile, a $13,800 disturbance allowance per annum, the reasonable costs of private education for his two eldest children and a $6,000 per annum air travel allowance. The Company also pays him a mortgage allowance towards his US property which is offset by rental income received on his property in the UK.

Martin C. Blake, Jr.

         The Company has executed an Employment Agreement with Mr. Blake dated as of March 1, 2003. The Agreement went into effect on March 1, 2003 and superceded a prior Employment Agreement dated March 20, 2000 and as amended on March 20, 2002. The Agreement provides that Mr. Blake be employed as the Company's Vice President and General Manager of the Company's Aviation Division. The contract will end on the earlier of the third anniversary of the date of the Agreement or the date on which Mr. Blake's employment is terminated under the Agreement. Mr. Blake's base salary is $150,000 per annum. He is also eligible to receive a performance-related bonus. The perquisites offered to Mr. Blake include an automobile and reimbursement for all out-of-pocket business expenses.

         In the event Mr. Blake is terminated for cause, the Company shall have no further obligation except to pay those accrued obligations arising prior to the date of termination. In the event the Company terminates Mr. Blake's employment without cause, the Company is obligated to provide twelve
(12) months of health insurance and pay a lump sum severance amount of $150,000.

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

         Other than the compensation described above, there are no long-term incentive plans for the persons named in the Summary Compensation Table. In November 1999, the Company adopted a qualified Retirement Plan which became effective beginning calendar year 1999 and provided for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The Plan does not allow for employer matching of elective deferrals. For the period ended March 31, 2003, no discretionary amounts have been accrued or paid.

Board of Directors' Compensation

         No executive officer receives any additional compensation for serving as a director. Directors who are not employees of the Company or the Reliance Security Group received a meeting fee of $2,500 for each meeting attended, and all directors were reimbursed for expenses incurred in attending Board meetings. Directors Gregory J. Miller and Peter J. Nekos receive $1,000 per month in connection with services they provide to the Company in their capacity as members of the audit committee. Mr. Miller received fees of $450 for various legal services he provided to the Company during the year at the rate of $225 per hour. No other directors who are not also executive officers received any plan or non-plan compensation from the Company during the last three fiscal years. In recognition of their service as Directors, Messrs. Nekos and Painter, and Miller were each granted a warrant covering 10,000 shares of the Company's Common Stock exercisable at $0.82 per share in February 2002. The warrants expire on February 28, 2005.

     In July 2002, an Independent Committee of Directors was established to consider various options available to the Company to maximize shareholder value. The Committee comprised of Gregory J. Miller (Chair), Peter J. Nekos and Carl E. Painter. Fees received for fulfilling their duties on this Committee were $49,230, $13,000 and $15,625 respectively. The Independent Committee met extensively over several months. Mr. Miller, as Chair of the Committee, billed the Company at an agreed rate per day while Mr. Nekos and Mr. Painter billed based on hours worked at an agreed rate per hour.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the number and percentage of common stock (being the Company's only voting securities) beneficially owned by (i) each person who owns of record (or is known by the Company to own beneficially) 5% or more of the Company's common stock or as to which he has the right to acquire within sixty (60) days of June 14, 2003, (ii) each director and executive officer and (iii) all of said beneficial owners, officers and directors as a group, as of June 14, 2003. Except as indicated below, the address for each director and executive officer is the Company's principal office at Lexington Park, Route 55, Lagrangeville, New York 12540.

         Other than as set forth in the following table, the Company is not aware of any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who owns more than 5% of the common stock of the Company.

                               Amount and Nature
                               Of Beneficial
Name                           Ownership(1)               Percent of Class(2)
-----                          -----------------          -------------------
William C. Vassell             2,283,744(3)               30.43%(2)

Peter J. Nekos                    12,500(4)                 (13)

Gregory J. Miller                 10,000(5)                 (13)

Carl E. Painter                   10,000(6)                 (13)

Kenneth Allison                   23,500(7)                 (13)

Graeme R. Halder                  75,000(8)                1.18%

Martin C. Blake, Jr.              50,000(9)                 (13)

William Dunn                      21,000(10)                (13)

Reliance Security Group plc    5,297,966(11) (2)          53.15%(2)
Boundary House
Cricketfield Road
Uxbridge, Middlesex UB81QG

All Officers and               7,533,710(2) (3) (4)       66.37%(2)
Directors as a Group                    (5) (6) (7)
(9 Persons)                             (8) (9) (10)
                                        (11) (12)

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

(3) The shares included under the beneficial ownership of Mr. Vassell include 204,485 shares at an exercise price of $1.25 per share, covered by a warrant not exercisable until November 12, 2001 and then only to the extent of the exercise by Reliance of a warrant issued to it. Also included are 1,012,959 shares at an exercise price of $1.25 per share, covered by a warrant not exercisable until November 12, 2001 under which one-third of the shares become exercisable if the Company's earnings satisfy certain Confidential Performance Targets (defined above in Item 11 - "Employment Agreements and Warrants and Termination of Employment and Change of Control Agreement - William C. Vassell") for the year ending March 31, 2002. This Warrant becomes exercisable with respect to the two-thirds of the shares covered by it if the Company's earnings satisfy the Confidential Performance Targets for the year ended March 31, 2003. All of the shares covered by the warrant become exercisable if the Company's earnings satisfy the Confidential Performance Targets for the year ended March 31, 2004. Mr. Vassell shares voting and dispository power over 16,300 shares with his wife.

(4) Includes 10,000 shares covered by a warrant issued March 1, 2002 and which expires on February 28, 2005.

(5) Includes 10,000 shares covered by a warrant issued March 1, 2002 and which expires on February 28, 2005.

(6) Includes 10,000 shares covered by a warrant issued March 1, 2002 and which expires on February 28, 2005.

(7) Mr. Allison is currently an officer of Reliance Security Group plc and in addition to the 23,500 shares listed, he may be deemed to hold the 5,297,966 shares and warrants of Reliance in an indirect capacity.

(8) Includes 75,000 shares covered by a warrant issued pursuant to the Company's 2000 Stock Option Plan and not exercisable until May 1, 2004.

(9) Includes 50,000 shares covered by a warrant issued pursuant to the Company's 2000 Stock Option Plan and not exercisable until May 1, 2004.

(10) Includes 20,000 shares covered by a warrant issued pursuant to the Company's 2000 Stock Option Plan and not exercisable until May 1, 2004.

(11) The shares included under the beneficial ownership for Reliance include 1,367,339 shares of common stock and 12,325.35 shares of preferred stock convertible into 1,232,535 shares of Common Stock. Also included is a currently exercisable warrant for 150,000 shares at an exercise price of $1.03125 per share and a warrant covering 2,298,092 shares, at an exercise price of $1.25 per share which is not exercisable until November 12, 2001. This last warrant provides that in case the Vassell warrants shall vest and become exercisable in accordance with their terms at any time after the date the warrants were first issued, then the number of warrants shares issuable upon exercise of the warrant shall be proportionally adjusted so that Reliance after such vesting shall be entitled to receive such number of warrant shares equal to twenty percent (20%) of the outstanding common stock taking into account the exercise of all stock options, warrants and rights to acquire shares of common stock outstanding on the date hereof, conversion of all shares of the Company's preferred stock outstanding on the date hereof, and exercise of the warrant and that portion of the Vassell warrants vested on such date. Also included are 250,000 shares held in escrow pursuant to an Escrow Agreement between Mr. Vassell and Reliance dated November 12, 2000.

(12) The denominator for the group calculation is 11,350,414 and includes the shares warrants held by Reliance Security Group plc. The numerator of 7,533,710 does not include 250,000 shares of common stock included in Mr. Vassell's beneficial ownership since these shares are also included in Reliance's beneficial ownership.

(13)     Less than 1 percent of class.



Equity Compensation Plan Information

----------------------------------------------------------------------------------------------
Plan category                 Number of            Weighted-average     Number of
                              securities to        exercise price       securities
                              be issued upon       of outstanding       remaining
                              exercise of          options, warrants    available for
                              outstanding          and rights           future issuance
                              options, warrants                         under equity
                              and rights                                compensation plans
                                                                        (excluding securities
                                                                        reflected in
                                                                        column (a) )

                              (a)                  (b)                  (c)

Equity compensation
 plans approved by
 security holders             1,392,444            1.19                 275,000

Equity compensation
 plans not approved
 by security holders            280,000            0.91                     -0-

Total                         1,672,444            1.14                 275,000
----------------------------------------------------------------------------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ATM UK Contract

         In March 2001, the Company entered into a contract to provide security services to a bank services provider in the UK. Following a review of the potential sub-contractors in the UK market, discussions were held with 2 potential suppliers. The contract was subsequently awarded to Reliance Security Group, a major shareholder of the Company. The contract was negotiated at arms length at competitive rates and was a profitable contract for the Company until the end of the contract in January 2002. Revenue on this contract in the 2002 fiscal year totaled $1,279,845, while sub-contractor costs were $1,143,717. No such revenue or costs were incurred in the 2003 fiscal year.


ITEM 14. CONTROLS AND PROCEDURES

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

         ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Following are the aggregate fees billed by our principal accountants for professional services rendered for each of the last two fiscal years:

                                                     2003              2002

Audit fees                                          $94,932          $84,314
Audit related fees                                       -0-              -0-
Tax fees                                             28,408           15,194
All other fees                                        2,730 (1)           -0-

(1)      Accounting research and consultation

         None of the audit services performed were performed by persons other than the principal accountant's full-time permanent employees. The engagement of the principal accountants was approved by the Company's audit committee before the engagement was formalized. Said approval covered all services provided by the accountants.

                                   PART IV


ITEM 16. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) Financial statements filed as part of this report:

                                                                  Page No.

         Independent auditor's report...........................    F-1

         Balance Sheets - March 31, 2003 and 2002...............    F-2

         Statements of Operations - years ended.................    F-3
         March 31, 2003, 2002, and 2001

         Statements of changes in stockholders' equity..........    F-4
         years ended March 31, 2003, 2002, and 2001

         Statements of cash flows - years ended.................    F-5 - F-6
         March 31, 2003, 2002, and 2001

         Notes to Financial Statements..........................    F-7 - F-20

    (2) Financial statement schedule filed as part of this report:

         Valuation and qualifying accounts - years ended........    F-21
         March 31, 2003, 2002, 2001


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

3.2   By-Laws                         Incorporated by reference to Exhibit
                                      3.3 of the Form 10-K for the fiscal
                                      year ended March 31, 1991 (the "1991
                                      10-K")

3.3   Amendments to By-Laws           Incorporated by reference to Exhibit
                                      3.3 of the Form 10-K/A the fiscal year
                                      ended March 31, 1994 (the "1994 10-K/A")

3.4   Certificate of Amendment of     Incorporated by reference to Exhibit
                                      Certificate of Incorporation 3.4 of the
                                      Eighth Amendment to the Registration
                                      Statement filed on Form S-1, File No.
                                      33-75336 the "S-1").

4.1   Specimen Stock Certificate      Incorporated by reference to Exhibit
                                      4.A to amendment #1 to Registrant's
                                      Registration Statement on Form S-18,
                                      file number 33, 35007-NY (the "S-18")

4.2   Reclassified as Exhibit 10.37

4.3   Reclassified as Exhibit 10.38

4.4   Reclassified as Exhibit 10.39

4.5   Reclassified as Exhibit 10.40

4.6   Warrant (50,000) to the CIT     Incorporated by reference to Exhibit 4.2
      Group/Credit Finance            of the Form 8-K filed on March 13, 1996

4.7   Specimen Series A Preferred     Incorporated by reference to Exhibit 4.2
      Stock Certificate               of the Third Amendment to the S-1.

10.1  Form of Amendment to            Incorporated by reference to Exhibit
      Employment Agreement            10.1 of the 10-K for the fiscal year
      for William C. Vassell          ended March 31, 1992 (the "1992 10-K")
      dated April 8, 1991

10.2  Amended and Restated
      Employment Agreement            Incorporated by reference to Exhibit 10.3
      for William C. Vassell dated    of the 1992 10-K June 18, 1991

10.3  Amendment #1 to Amended &       Incorporated by reference to Exhibit 10.5
      Restated Employment             to the 1993 10-K
      Agreement for William C.
      Vassell dated September 25,
      1992

10.4  Form of Amendment to Employment Incorporated by reference to Exhibit 10.2
      Agreement for Gordon Robinett   of the 1992 10-K
      dated April 8, 1991

10.5  Amended and Restated Employment Incorporated by reference to Exhibit
      Agreement for Gordon Robinett   10.4 of the 1992 10-K
      dated June 18, 1991

10.6  Amendment #1 to Amended         Incorporated by reference to Exhibit &
      Restated Employment             10.6 of the 1993 10-K
      Agreement for Gordon Robinett
      dated September 25, 1992

10.7  Form of Warrant Agreement and   Incorporated by reference to Exhibit
      Warrant for William C. Vassell  10.3 of the 1991 10-K
      (175,000 shares) and Gordon
      Robinett (60,000 shares)

10.8  Form of Warrant Agreement       Incorporated by reference to Exhibit
      dated May 15, 1992              10.7 to the 1992 10-K
      for William C. Vassell
      (125,000 shares), Gordon
      Robinett (60,000 shares) and
      Peter J. Nekos (10,000 shares)

10.9  Compensation Continuation       Incorporated by reference to Exhibit
      Agreement for William C.        10.9 of the 1993 10-K
      Vassell dated September 25,
      1992

10.10 Consulting Agreement with       Incorporated by reference to Exhibit
      Robert Ellin dated              10.10 of the 1992 10-K
      December 2, 1992

10.11 Warrant Agreement for           Incorporated by reference to Exhibit
      William C. Vassell              10.16 of the Form 10-K for fiscal year
      (500,000)                       ended March 31, 1994 (the "1994 10-K

10.12 Franchise Offering Prospectus   Incorporated by reference to Exhibit
      dated December 1, 1992          10.11 of the 1993 10-K

10.13 Warrant Agreement and Warrant Incorporated by reference to Exhibit for Stuart James Company, Inc. 4.B of S-18

10.14 Form of Second Amendment to     Incorporated by reference to Exhibit
      May 15, 1992 Warrant Agreement 10.13 in 1994 10-K and Warrant Certificate for William C. Vassell and
      Gordon Robinett

10.15 Form of Third Amendment to      Incorporated by reference to Exhibit
      April 8, 1991 Warrant           10.14 in the 1994 10-K
      Agreement and Warrant
      Certificate for William C.
      Vassell and Gordon Robinett

10.16 Form of Third Amendment to      Incorporated to Exhibit 10.15
      May 15, 1992 Warrant Agreement in the 1994 10-K and Warrant Certificate for William C. Vassell and
      Gordon Robinett

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

10.18 Registration Agreement          Incorporated by reference to Exhibit
                                      4.1 to the Form 8-K filed October
                                      17, 1993

10.19 Form of Warrant for Private     Incorporated by reference to Exhibit
      Placement                       4.2 to the Form 8-K filed October 27,
                                      1993

10.20 Warrant Agreement               Incorporated by reference to Exhibit
      (Placement Agreement)           4.3 to the Form 8-K filed October 27,
                                      1993

10.21 William C. Vassell Indemnity    Incorporated by reference to Exhibit
      Agreement                       10.17 of the 1994 10-K

10.22 Plan of Acquisition,            Incorporated by reference to Exhibit 2
      Reorganization, Liquidation     of the Form 8-K filed October 27, 1993
      or Succession of ISS
      International Service
      Systems, Inc.

10.23 Amendment to ISS Purchase       Incorporated by reference to Exhibit
      Agreement                       10.23 of the 1994 10-K/A

10.24 Plan of Acquisition,            Incorporated by reference to Exhibit 2
      Reorganization, Liquidation     of the Form 8-K filed November 12, 1993
      or Succession of Madison

10.25 Purchase and Sale Agreement     Incorporated by reference to Exhibit 2.1
      dated February 24, 1996, for    of the Form 8-K filed march 23, 1996
      the acquisition of United
      Security Group Inc.

10.26 Placement Agent Agreement       Incorporated by reference to Exhibit
      dated February 24, 1996,        10.26 to the Third Amendment to the
      between the Company and         Form S-1
      Sands Brothers & Co., Ltd.
      with Amendment as of March
      24, 1996

10.27 Shareholders Voting Agreement   Incorporated by reference to Exhibit
      dated March 8, 1996, by all     10.27 of the Third Amendment to the
      directors in their capacities   S-1
      as Shareholders

10.28 Amendment No. 2 to Amended and  Incorporated by reference to Exhibit
      Restated Employment Agreement   10.28 of the Third Amendment to the
      for William C. Vassell dated    S-1
      February 24, 1996

10.29 Amendment No. 2 to Amended      Incorporated by reference to Exhibit
      and Restated Employment         10.29 of the Third Amendment to the
      Agreement for Gordon            S-1
      Robinett dated February 24,
      1996

10.31 Form of Warrant (250,000) to    Incorporated by reference to Exhibit
      Sands Brothers & Co., Ltd.      10.31 of the Third Amendment to the
                                      S-1

10.32 Warrant Reduction Agreement     Incorporated by reference to Exhibit
      (275,000) William C. Vassell    10.32 the Third Amendment to the S-1

10.34 Loan and Security Agreement     Incorporated by reference to Exhibit
      with CIT Group/Credit Finance,  4.7 of the Third Amendment to the
      Inc.                            S-1

10.35 Term Loan Agreement with        Incorporated by reference to Exhibit
      Deltec Development Corp.        4.8 of the Third Amendment to the S-1

10.36 Promissory Note to William C.   Incorporated by reference to Exhibit
      Vassell ($85,000) dated         10.36 of the form 10-K for the fiscal
      August 22, 1994                 year ending March 31, 1995 (the "1995
                                      10-K")

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

99.1  Certifications

99.2  Placement Agent Agreement       Incorporated by reference to Exhibit
      dated February 24, 1995         1.1 to the Form 8-K/A dated February 24,
                                      1995

99.3  Amendment to Exhibit C to the   Incorporated by reference to Exhibit 1.2
      Placement Agent Agreement       to the Form 8-K dated March 24,
      dated March 24, 1995            1995


99.4  Agreement with John B.          Incorporated by reference to Exhibit
      Goldsborough                    99.3 to the Fourth Amendment to the S-1

99.5  Warrant Standstill Agreement    Incorporated by reference to Exhibit
      from William C. Vassell         99.4 to the Fourth Amendment to the S-1

99.6  Shareholders Voting Agreement   Incorporated by reference to Exhibit 99
      dated March 8, 1995             to the Form 8-K dated March 24, 1995

99.7  Letter to Company from          Incorporated by reference to Exhibit
      D'Arcangelo & Co. L.L.P.        99.7 to the Form 8-K dated February 9,
      dated February 28, 1994.        1996

99.8  Letter to Company from          Incorporated by reference to Exhibit
      Coopers & Lybrand L.L.P.        99.8 to the Form 8-K dated February 9,
      dated February 7, 1996          1996.
      confirming termination of
      engagement

99.9  Letter to Company from Coopers  Incorporated by reference to Exhibit
      & Lybrand,L.L.P. dated          99.9 to the Form 8-K dated February 9,
      February 9, 1996.               1996.

99.10 Letter (revised) to Commission  Incorporated by reference to Exhibit
      from Coopers & Lybrand L.L.P.   99.10 to the Form 8-K/A filed March
      dated March 8, 1996.            11, 1996.

99.11 Press Release dated June 25,    Incorporated by reference to Exhibit
      1997 re: FYE 1997 results       99.11 to the 1997 10-K.

99.12 Press Release dated June 29,    Incorporated by reference to Exhibit
      1999                            99.12 to the 10-K for year ended March
                                      31, 1999.

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

99.19 Shareholders' Agreement         Incorporated by reference to Exhibit
                                      99.19 of the Form 8-K filed September 27,
                                      2000.

99.20 Vassell Employment Agreement    Incorporated by reference to Exhibit
                                      99.20 of the Form 8-K filed September 27,
                                      2000.

99.21 Stipulation                     Incorporated by reference to Exhibit
                                      99.21 of the Form 8-K filed September 27,
                                      2000.

99.22 Registration Rights Agreement   Incorporated by reference to Exhibit
                                      99.22 of the Form 8-K filed September 27,
                                      2000.


99.23 Audit Committee of the Board    Incorporated by reference to Exhibit
      of Directors Charter and Powers 99.23 of the Form 10-K filed July 3,
                                      2001.


99.24 Halder Employment Agreement     Incorporated by reference to Exhibit
                                      99.24 of the Form 10-K filed July 3,
                                      2001.

99.25 2003 Stock Option Plan          Incorporated by reference to Exhibit
                                      99.25 of the Form 10-K filed July 3,
                                      2001.

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

99.30 Press Release dated June 23,
      2003

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

      (xxix) Report on Form 8-K dated June 12, 2002 Item 7(c) Press Release dated June 12, 2002.

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

Date: June 24, 2003


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                                                                    Date

                               President, Chairman and
/s/ William C. Vassell         Chief Executive Officer          June 24, 2003
----------------------
William C. Vassell

                               Chief Financial Officer,
/s/ Graeme R. Halder           Director                         June 24, 2003
----------------------
Graeme R. Halder

/s/ Gregory J. Miller          Director                         June 24, 2003
----------------------
Gregory J. Miller

/s/ Peter J. Nekos             Director                         June 24, 2003
----------------------
Peter J. Nekos

/s/ Neil French                Director                         June 24, 2003
----------------------
Neil French

/s/ Kenneth Allison            Director                         June 24, 2003
----------------------
Kenneth Allison

/s/ Carl E. Painter            Director                         June 24, 2003
----------------------
Carl E. Painter

               Certification (pursuant to Rule 13a-14 of the
                Securities Exchange Act of 1934, as amended)

         I, William C. Vassell certifying individual, certify that:

         1. I have reviewed the annual report on Form 10-K of Command Security Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's' auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 24, 2003

/s/ William C. Vassell
----------------------------
William C. Vassell
Principal Executive Officer

               Certification (pursuant to Rule 13a-14 of the
                Securities Exchange Act of 1934, as amended)

         I, Graeme Halder certifying individual, certify that:

         1. I have reviewed the annual report on Form 10-K of Command Security Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's' auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 24, 2003

/s/ Graeme R. Halder
----------------------------
Graeme R. Halder
Principal Financial Officer

                                                                 Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Command Security Corporation (the "Company") on Form 10-K for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William C. Vassell, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, certify, pursuant to 18
U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge: (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: June 24, 2003                            By: /s/ William C. Vassell
                                                   ----------------------
                                                   William C. Vassell,
                                                   President, CEO and
                                                   Chairman of the Board

                                                                 Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Command Security Corporation (the "Company") on Form 10-K for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Graeme Halder, Chief Financial Officer of the Company, certify, pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge: (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: June 24, 2003                            By: /s/ Graeme Halder
                                                   -----------------------
                                                   Graeme Halder,
                                                   Chief Financial Officer

                                                                Exhibit 99.30

FOR IMMEDIATE RELEASE

CONTACT: William C. Vassell     Donald Radcliffe
         Chairman & President   Radcliffe & Associates, Inc.
         Tel: (845) 454-3703    Tel: (212) 605-0201

                         COMMAND SECURITY REPORTS
                          FISCAL YEAR END RESULTS

             o Record fiscal year revenue, up 12.4%
             o Operating profit of $3.3 million
             o Shareholders' equity increased to $5.0 million

Lagrangeville, New York *** June 23, 2003 *** Command Security Corporation (OTCBB: CMMD) announced today its results for the year ended March 31, 2003. For the fiscal year ended March 31, 2003 revenues increased to $94.3 million from the $84.2 million reported in the prior fiscal year. The increase was primarily due to contracts received from the FAA for screening services prior to the Federal takeover of these contracts, offset by the loss of guard contracts which had inadequate margins and the closure of the unprofitable national accounts division in fiscal year 2002.

For the fiscal year ended March 31, 2003 net income before tax was $2.8 million compared to $1.1 million in the prior fiscal year. After taxes of $1.5 million and preferred dividends of $.4 million, net income applicable to common shareholders was $.9 million or $.14 per basic common share. For the prior fiscal year, income before tax was $1.1 million increased by a tax benefit of $1.3 million resulting in net income of $2.4 million or $.38 per basic common share.

During the quarter ended March 31, 2003 the Company lost ($2.2) million or ($.36) per basic common share compared to net income of $2.3 million or $.37 per basic common share in the same period of the prior fiscal year. The loss for the quarter is primarily attributable to an additional charge for the FAA and OGS audits of $0.9 million and a bad debt expense charge of $1.3 million due mainly to several major airline bankruptcies including Air Canada and Hawaiian Airlines.

Commenting on the results, Chairman and President William C. Vassell said, "Although the fourth quarter result was disappointing with several significant one-time costs, 2003 overall was a solid year for Command. We substantially improved our balance sheet as demonstrated by the current ratio increasing to 1.24 from 1.07 at the end of our prior fiscal year.
Shareholders' equity has increased to $5.0 million."

Mr. Vassell added, "Our existing revenues currently are in excess of $65 million annualized which is lower than our earlier expectations of over $70 million, primarily due to the adverse impact of the Iraq war and SARS on the airline industry which effected demand for our services and the weak economy. However, we are starting to see some recovery over recent weeks. During fiscal 2003 we added three additional airports providing services other than screening, which should also generate additional revenues as the economy picks up. We are working to secure new contracts from the Department of Homeland Security. We also believe we are well positioned to pursue airport screening contracts in November 2004, when private contractors may begin to once again perform these services. In the meantime we have implemented a further cost reduction program to offset the drop in expected revenues. We expect to be around breakeven in this current fiscal first quarter of 2004 and we look to the future with confidence as the recent cost cuts take effect".

                                              COMMAND SECURITY CORPORATION


                                   Three Months Ended           Fiscal Year Ended
                                        March 31,                    March 31,

                               2003            2002            2003            2002

Revenue                        $17,603,676     $24,794,783     $94,314,515     $84,161,855
Operating (Loss)/Income         (1,969,979)      1,229,474       3,266,392       1,752,379
(Loss)/Income before tax        (2,059,749)      1,046,397       2,812,059       1,075,760
Income tax benefit/(expense)      (152,035)      1,300,000      (1,485,323)      1,300,000

Net (Loss)/Income               (2,211,784)      2,346,397       1,326,736       2,375,760
Preferred Dividend                 (40,674)              0        (447,416)             --
(Loss)/Income applicable
  to common shareholders       $(2,252,458)    $ 2,346,397     $   879,320     $ 2,375,760

(Loss)/Income per share
  of Common stock
    Basic                      $(     0.36)    $      0.37     $      0.14     $      0.38

    Diluted                            N/A     $      0.31     $      0.14     $      0.32

Weighted average of common
  shares outstanding
    Basic                        6,287,343       6,287,343       6,287,343       6,287,343

    Diluted                            N/A       7,524,868       6,358,342       7,524,868


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

Independent Auditor's Report
on the Financial Statements

To the Board of Directors
  and Stockholders of
Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 14(A). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  D'Arcangelo & Co., LLP

May 16, 2003
Poughkeepsie, New York


Command Security Corporation
Balance Sheets
March 31, 2003 and 2002


                                                                                                   2003                   2002

ASSETS
Current assets:
Accounts receivable from guard service customers, less allowance for
  doubtful accounts of $2,361,674 and $359,015, respectively                                $16,813,792            $21,280,638
Accounts receivable from administrative service client customers, less
  allowance for doubtful accounts of $70,663 and $24,095, respectively                         713,603                648,826
Prepaid expenses                                                                               821,300                498,203
Other receivables                                                                              330,930                388,066
                                                                                            -----------            -----------
   Total current assets                                                                      18,679,625             22,815,733

Furniture and equipment at cost, net                                                            837,814              1,195,422
Intangible assets, net                                                                           75,322                195,910
Restricted cash                                                                                 256,308                253,548
Deferred income taxes                                                                                -0-             1,300,000
Other assets                                                                                    858,236                556,110
                                                                                            -----------            -----------

   Total assets                                                                             $20,707,305            $26,316,723
                                                                                            ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Cash overdraft                                                                              $ 1,081,068           $  2,063,361
Current maturities of long-term debt                                                            133,983              1,626,065
Current maturities of obligations under capital leases                                           67,819                120,532
Short-term borrowings                                                                         9,046,106             11,823,022
Accounts payable and accrued expenses                                                         4,571,729              5,492,855
Due to administrative service clients                                                           188,095                164,794
                                                                                            -----------            -----------
   Total current liabilities                                                                 15,088,800             21,290,629

Self-insurance reserves                                                                         563,815                647,935
Long-term debt, net                                                                              44,596                186,988
Obligations under capital leases, net                                                            43,283                103,680
                                                                                            -----------            -----------
                                                                                             15,740,494             22,229,232
                                                                                            -----------            -----------

Commitments and contingencies (Notes 14 and 15)

Stockholders' equity:
Preferred stock, convertible Series A, $.0001 par value
  per share, 1,000,000 shares authorized, 12,325 shares
  issued and outstanding, liquidation value of $2,033,682                                     2,033,682              2,033,682
Common stock, $.0001 par value per share, 20,000,000 shares
  authorized, 6,287,343 shares issued and outstanding                                               629                    629
Paid-in capital                                                                               8,171,870              8,619,286
Accumulated deficit                                                                          (5,239,370)            (6,566,106)
                                                                                            -----------            -----------
                                                                                              4,966,811              4,087,491
                                                                                            -----------            -----------

   Total liabilities and stockholders' equity                                               $20,707,305            $26,316,723
                                                                                            ===========            ===========


See accompanying notes and auditor's report


Command Security Corporation
Statements of Operations
Years Ended March 31, 2003, 2002 and 2001


                                                                               2003                2002                2001

Revenue                                                                 $94,314,515         $84,161,855         $71,594,717
Cost of revenue                                                          74,756,859          70,356,400          59,789,330
                                                                        -----------         -----------         -----------
    Gross profit                                                         19,557,656          13,805,455          11,805,387
                                                                        -----------         -----------         -----------

Operating expenses:
   General and administrative expenses                                   13,633,380          11,471,406          10,396,773
   Provision for doubtful accounts and notes                              2,659,830             581,679             524,304
   Bad debt recoveries                                                       (1,946)                 -0-                 -0-
   Stockholder derivative suit related expenses                                  -0-                 -0-            431,445
   Line of credit termination fee                                                -0-                 -0-            125,000
                                                                        -----------         -----------         -----------
                                                                         16,291,264          12,053,085          11,477,522
                                                                        -----------         -----------         -----------

    Operating income                                                      3,266,392           1,752,370             327,865
                                                                        -----------         -----------         -----------

Other income/(expense)
   Interest income                                                           89,499              93,201             114,373
   Interest expense                                                        (561,035)           (780,155)           (956,352)
   Insurance rebates                                                             -0-                 -0-             60,799
   Gain on equipment dispositions                                            17,203              10,344              14,429
                                                                        -----------         -----------         -----------

                                                                           (454,333)           (676,610)           (766,751)
                                                                        -----------         -----------         -----------

    Income/(loss) before income
      tax benefit/(expense)                                               2,812,059           1,075,760            (438,886)

Income tax benefit/(expense)                                             (1,485,323)          1,300,000                  -0-
                                                                        -----------         -----------         -----------

    Net income/(loss)                                                     1,326,736           2,375,760            (438,886)

Preferred stock dividends                                                  (447,416)                 -0-            (40,674)
                                                                        -----------         -----------         -----------

Net income/(loss) applicable to common stockholders                     $   879,320         $ 2,375,760         $  (479,560)
                                                                        ===========         ===========         ===========

Income/(loss) per share of common stock
   Basic                                                                $       .14         $       .38         $      (.08)
                                                                        ===========         ===========         ===========
   Diluted                                                                      .14         $       .32                 n/a
                                                                        ===========         ===========         ===========

Weighted average number of common
 shares outstanding
   Basic                                                                  6,287,343           6,287,343           6,287,343
                                                                        ===========         ===========         ===========
   Diluted                                                                6,358,342           7,524,868                 n/a
                                                                        ===========         ===========         ===========


See accompanying notes and auditor's report


Command Security Corporation
Statements of Changes in Stockholders' Equity
Years Ended March 31, 2003, 2002 and 2001


                                                                                                          Common
                                          Preferred        Common         Paid-In     Accumulated       Stock In
                                              Stock         Stock         Capital         Deficit       Treasury          Total
                                         ----------        ------      ----------     -----------      ---------     ----------

Balance at March 31, 2000                $2,033,682        $  651      $8,886,140     $(8,502,980)     $(226,202)    $2,191,291

Retirement of common
    stock in treasury                                         (22)       (226,180)                       226,202

Preferred stock dividends                                                 (40,674)                                      (40,674)

Net loss                                                                                 (438,886)                     (438,886)
                                         ----------        ------      ----------     -----------      ---------     ----------

Balance at March 31, 2001                 2,033,682           629       8,619,286      (8,941,866)            -0-     1,711,731

Net income                                                                              2,375,760                     2,375,760
                                         ----------        ------      ----------     -----------      ---------     ----------

Balance at March 31, 2002                 2,033,682           629       8,619,286      (6,566,106)            -0-     4,087,491

Preferred stock dividends                                                (447,416)                                     (447,416)

Net income                                                                              1,326,736                     1,326,736
                                         ----------        ------      ----------     -----------      ---------     ----------

Balance at March 31, 2003                $2,033,682        $  629      $8,171,870     $(5,239,370)     $      -0-    $4,966,811
                                         ==========        ======      ==========     ===========      =========     ==========


See accompanying notes and auditor's report


Command Security Corporation
Statements of Cash Flows
Years Ended March 31, 2003, 2002 and 2001


                                  INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                             2003                  2002                2001

OPERATING ACTIVITIES
  Net income/(loss)                                                    $1,326,736           $ 2,375,760         $  (438,886)
    Adjustments to reconcile net income/(loss) to net
    cash provided by/(used in) operating activities:
    Depreciation and amortization                                         612,591               702,963             894,792
    Provision for doubtful accounts and
     notes receivable, net of recoveries                                2,657,884               581,679             524,304
    Gain on equipment dispositions                                        (17,203)              (10,344)            (14,429)
    Deferred income taxes                                               1,300,000            (1,300,000)                 -0-
    Self-insurance reserves                                               124,249               241,247             369,144
    Changes in operating assets and liabilities:
      Accounts receivable                                               1,744,185            (8,018,174)         (3,004,807)
      Prepaid expenses                                                    347,572               371,947              27,179
      Other receivables                                                  (170,765)              (70,011)             41,085
      Other assets                                                       (103,848)              335,805              98,528
      Accounts payable and accrued expenses                            (1,210,844)            1,036,823             344,855
      Due to administrative service clients                                23,301                77,637            (384,731)
                                                                       ----------           -----------         -----------
        Net cash provided by/(used in)
           operating activities                                         6,633,858            (3,674,668)         (1,542,966)
                                                                       ----------           -----------         -----------


INVESTING ACTIVITIES
   Purchase of equipment                                                 (139,185)             (230,855)           (226,368)
   Purchase of intangible assets                                           (1,975)                   -0-           (190,033)
   Proceeds from equipment dispositions                                    53,323                45,436              54,487
   Notes purchased                                                             -0-                   -0-           (167,185)
   Issuance of notes by administrative service client                     (30,500)              (35,000)            (80,769)
   Principal collections on notes receivable                               57,365               132,272              44,575
                                                                       ----------           -----------         -----------
      Net cash used in investing activities                               (60,972)              (88,147)           (565,293)
                                                                       ----------           -----------         -----------


FINANCING ACTIVITIES
   Net borrowings/(payments) on line of credit                         (2,866,081)            4,846,734            (332,776)
   Proceeds from other borrowings                                              -0-                   -0-          2,875,000
   Repayments on other short and long-term debt                        (2,215,980)           (1,965,243)         (1,092,873)
   Repayments on capital lease obligations                               (142,465)             (142,339)           (114,670)
   Cash overdraft                                                        (982,293)            1,023,663             854,926
   Payment of preferred stock dividends                                  (366,067)                   -0-            (81,348)
                                                                       ----------           -----------         -----------
      Net cash provided by/(used in)
       financing activities                                            (6,572,886)            3,762,815           2,108,259
                                                                       ----------           -----------         -----------

Net change in cash and cash equivalents                                        -0-                   -0-                 -0-

Cash and cash equivalents, beginning of year                                   -0-                   -0-                 -0-
                                                                       ----------           -----------         -----------
Cash and cash equivalents, end of year                                 $       -0-          $        -0-        $        -0-
                                                                       ==========           ===========         ===========


See accompanying notes and auditor's report

Command Security Corporation
Statements of Cash Flows, Continued
Years Ended March 31, 2003, 2002 and 2001

1.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

        Cash paid during the period for:
                                          2003           2002          2001

            Interest                  $578,726       $773,347      $882,569
            Income Taxes               100,000             -0-           -0-


2.  SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        For the years ended March 31, 2003, 2002 and 2001, the Company purchased equipment with direct installment and lease financing of $29,355, $315,698 and $597,352, respectively. These amounts have been excluded from the statements of cash flows.

        The Company generally obtains short-term financing to meet its insurance needs. For the years ended March 31, 2003, 2002 and 2001, $670,669, $516,228 and $322,621, respectively, have been borrowed for this purpose. These borrowings have been excluded from the statements of cash flows.

        As of March 31, 2003, the Company accrued dividends of $81,349 on its Series A convertible preferred stock. This charge to paid-in capital and credit to dividends payable has been excluded from the statements of cash flows.

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

Command Security Corporation
Notes to Financial Statements
March 31, 2003, 2002 and 2001

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

          Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include provisions provisions for potential billing adjustments, provisions for uncollectible accounts receivable including allowances related to airline customers, valuation allowances for deferred tax assets and reserves for general liability and workers' compensation claims, among others. Actual results could differ from those estimates.

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

          Cash and cash equivalents

              For purposes of the cash flows statements, the Company defines cash and cash equivalents as operating cash (non-restricted) and investments with maturities of three months or less.

          Furniture and equipment

              Furniture and equipment are stated at cost. Depreciation is accumulated using the straight-line method over the estimated useful lives of the equipment ranging from three to seven years.

          Intangible assets

              Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs which are being amortized on a straight-line basis over three to five years. The life assigned to customer lists acquired is based on management's estimate of the attrition rate. The attrition rate is estimated based on historical contract longevity and management's operating experience. Any possible impairment is evaluated annually based on anticipated undiscounted future cash flows and actual customer attrition in accordance with the provisions of SFAS 121 and SFAS 144.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

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

              In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. There was no impact to its financial position, results of operations or cash flows upon adoption of SFAS 142.

              In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 establishes one accounting model to be used for the long-lived asset to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. There was no impact to its financial position, results of operations or cash flows upon adoption of SFAS 144.

          Advertising costs

              The Company expenses advertising costs as incurred. Amounts incurred for recruitment and general business advertising were $77,114, $131,266 and $184,697 for the years ended March 31,
              2003, 2002 and 2001, respectively.

          Reserve for doubtful accounts

              The Company periodically evaluates the requirement for providing for credit losses on its accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.

          Income/(loss) per common share

              Under the requirements of Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. No diluted earnings per share are presented for the year ended March 31, 2001, because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

1.  Business Description and Summary of Accounting Policies, continued

          Accounting for stock options

              In December 2002 the Financial Accounting Standards Board
              (FASB) issued Statement No. 148, (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Since SFAS 148 was adopted during the fiscal year ended March 31, 2003, the Company can elect to adopt any of the three transitional recognition provisions. The Company has chosen to adopt the prospective method of accounting for stock-based compensation.

              Prior to the adoption of SFAS 148, the Company followed the provisions of Financial Accounting Standards Board Statement No. 123 (SFAS 123) which provides companies with a choice to follow the provisions of SFAS 123 in the determination of stock-based compensation expenses or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company continued to follow APB 25 and provided pro forma disclosures as required by SFAS 123. The adoption of SFAS 148 did not have an impact on the Company's financial condition or results of operations for the periods presented. Stock-based compensation issued to non employees are accounted for based on the fair value and nature of goods and/or services received.


2.  Furniture and Equipment

        Furniture and equipment at March 31, consist of the following:

                                                  2003                   2002

          Transportation equipment         $ 1,048,001            $ 1,234,197
          Security equipment                   475,894                473,692
          Office furniture and equipment     1,204,210              1,105,227
                                           -----------            -----------
                                             2,728,105              2,813,116
          Accumulated depreciation          (1,890,291)            (1,617,694)
                                           -----------            -----------

          Total                            $   837,814            $ 1,195,422
                                           ===========            ===========

        Depreciation expense for the years ended March 31, 2003, 2002 and 2001, was $490,028, $546,217 and $597,352, respectively, and includes amortization of assets purchased under capital lease arrangements (see Note 14). During the year ended March 31, 2002, the Company removed fully depreciated equipment with an original cost of $1,383,390 from its accounts. The equipment was considered obsolete.


3.  Intangible Assets

        Intangible assets at March 31, consist of the following:

                                                  2003                   2002

          Customer list                      $ 211,293              $ 404,881
          Borrowing cost                       192,009                190,034
          Goodwill                              34,007                 34,007
                                             ---------              ---------
                                               437,309                628,922

          Accumulated amortization            (361,987)              (433,012)
                                             ---------              ---------
          Total                              $  75,322              $ 195,910
                                             =========              =========

        Amortization expense for the years ended March 31, 2003, 2002 and 2001, was $122,563, $156,746 and $297,440, respectively. During the years ended March 31, 2003 and 2002, the Company removed fully amortized customer lists with an initial cost of $193,588 and $142,403, respectively, from its accounts.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

4.  Restricted Cash

        Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers' compensation claims. The Company's insurance carrier released $466,403 from the restrictions in June, 2001.


5.  Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses at March 31, consist of the following:

                                                          2003          2002

        Trade accounts payable                      $  602,096    $1,178,715
        Payroll and related expenses                 2,543,371     2,958,848
        Insurance                                      122,155       900,000
        Sales tax                                       69,114        14,971
        Accrued interest payable                        39,797        80,591
        Accrued corporate taxes                        178,000            -0-
        Accrued professional fees                       60,327        55,000
        Accrued loss contingencies and settlements     838,000       238,000
        Accrued dividend payable                        81,349            -0-
        Other                                           37,520        66,730
                                                    ----------   -----------

        Total                                       $4,571,729   $ 5,492,855
                                                    ==========   ===========

        As of March 31, 2003 and 2002, the Company has accrued $838,000 and $238,000, respectively, for loss contingencies and settlements in connection with certain legal proceedings and labor claims where either a monetary settlement has been reached or management has determined that it is probable that a liability has been incurred.


6.  Short-Term Borrowings

        Short-term borrowings at March 31, consist of the following:

                                                  2003                   2002

        Line of credit                      $8,805,839            $11,671,919
        Various insurance financing
           arrangements, interest at
           5.92% and 6.46% for 2003,
           7.5% for 2002                       240,267                151,103
                                            ----------            -----------
         Total                              $9,046,106            $11,823,022
                                            ==========            ===========

        In November, 2000, the Company entered into a three year agreement with LaSalle Business Credit, Inc. ("LaSalle") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. The agreement was modified in January, 2002, and again in March, 2002, to provide for a $250,000 overadvance and to expand the definition of eligible accounts receivable. At March 31, 2003, the Company had used $8,805,838 of this line, representing approximately 88% of its maximum borrowing capacity. Interest is payable at prime plus .5% (4.75% at March 31, 2003) on the outstanding balance. The line is collateralized by customer accounts receivable and substantially all other assets of the Company.

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

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

7.  Long-Term Debt

        Long-term debt at March 31, consists of the following:

                                                 2003                  2002

          LaSalle Business Credit,
          Inc., due December, 2002,
          interest at prime plus .75%
          (5.5% at March 31, 2003), (a)     $      -0-          $ 1,400,000

          Various installment loans
          due at various dates
          through February, 2005,
          with interest ranging
          from 8.9% to 11.75% (b)             178,579               413,053
                                            ---------           -----------
                                              178,579             1,813,053
          Current maturities                 (133,983)           (1,626,065)
                                            ---------           -----------

          Total                             $  44,596           $   186,988
                                            =========           ===========

         (a) Term loan from LaSalle Business Credit, Inc., initially payable in monthly installments of $100,000 with interest payable at LIBOR plus 2.5% or at prime. The note was modified in conjunction with the revolving line of credit modifications (see Note 6) resulting in required monthly payments of $150,000 plus interest at prime plus .75%. The note was collateralized with the security pledged under the revolving loan and security agreement (see Note 6).

         (b) Payable to General Motors Acceptance Corporation, Ford Motor Credit Corporation and Chrysler. The notes are collateralized by automobiles and security equipment.

        The aggregate amount of required principal payments of long-term debt is as follows:

         Year ending:    March 31, 2004                  $133,983
                         March 31, 2005                    44,596
                                                         --------
         Total                                           $178,579
                                                         ========


8.  Preferred Stock

        The Board of Directors has been authorized to issue preferred stock in series and to fix the number, designation, relative rights, preferences and limitations of each series of such preferred stock. Of the 1,000,000 shares authorized for issuance, 12,325 have been designated as Series A Convertible Preferred Stock ("Series A"). The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable in cash, payable quarterly. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share or $2,033,682. Any holder of Series A shares may at any time convert their shares into common stock of the Company at a conversion ratio of 100 shares of common stock for each share of Series A stock.

        The Company had suspended payment of preferred dividends as of July 1, 2000, until it could re-establish sufficient surplus in accordance with applicable regulations. This was achieved and total arrears of $284,720, or $.05 per common share, were paid during the June 2002 quarter. In addition, $81,347 in preferred dividends have been paid during the year representing the June 30 and September 30, 2002 quarters. As of March 31, 2003, the Company has accrued dividends payable in the amount of $81,349, representing the dividends payable on Series A for the quarters ended December 31, 2002 and March 31, 2003.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

9.  Net Income per Share

        The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income for the years ended March 31, 2003 and 2002:

                                               Income       Shares   Per-Share
                                           (Numerator) (Denominator)    Amount

          Year ended March 31, 2003
           Basic EPS                       $  879,320    6,287,343   $     .14
           Options issued March 1, 2002                     70,999
                                           ----------    ---------   =========

             Diluted EPS                   $  879,320    6,358,342   $     .14
                                           ==========    =========   =========

          Year ended March 31, 2002
           Basic EPS                       $2,375,760    6,287,343   $     .38
                                                                     =========
           Effect of dilutive shares:
              Options issued March 1, 2002                   5,025
              Convertible preferred stock                1,232,500
                                           ----------    ---------
                Diluted EPS                $2,375,760    7,524,868   $     .32
                                           ==========    =========   =========

        Convertible preferred stock outstanding during the year ended March 31, 2003, and additional options and warrants outstanding during the years ended March 31, 2003 and 2002, respectively, were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.


10. Retirement Plans

        In November, 1999, the Company adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The plan does not allow for employer matching of elective deferrals. For the years ended March 31, 2003, 2002 and 2001, no discretionary amounts have been accrued or paid.


11. Concentration of Risk

        Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 47% and 40% and in the New York Metropolitan area with 30% and 29% of total receivables as of March 31, 2003 and 2002, respectively. As of March 31, 2002, 26% of the Company's trade receivables were due from the Federal Aviation Administration. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the years ended March 31, 2003, 2002 and 2001, the Company generated 68% and 55%, 46%, respectively, of its revenue from airport security and related services. Trade receivables due from the commercial airline industry comprised 70% and 43% of net receivables as of March 31, 2003 and 2002, respectively. The Company's remaining customers are not concentrated in any specific industry.


12. Significant Customers

        For the year ended March 31, 2003, one customer (FAA) accounted for approximately 30% of total revenue, consisting primarily of airport pre-board screening services. As discussed in Note 14, the contracted terminated in November 2002. For the years ended March 31, 2002 and 2001, no customer accounted for 10% or more of revenue.


13. Self-Insurance

        The Company has an insurance policy covering workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $2,229,362, $2,195,536 and $1,802,379, for the years ended
        March 31, 2003, 2002 and 2001, respectively.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

13. Self-Insurance, continued

        The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence and $10,000,000 in the aggregate. (Reduced to $5,000,000 as of October 1, 2002) on a per project basis. On the airport related business, as of October 1, 2002, the Company acquired a policy with a $25,000,000 limit per occurrence. Prior to December 1, 2001, the Company had limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. Prior to October 1, 2001, the Company also had coverage under an excess general liability insurance policy that covered claims for an additional $50,000,000 in the aggregate. The impact of the September 11, tragedy meant that this umbrella coverage was no longer available to the Company at an acceptable premium at the time of policy renewal (October 1, 2001). The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy and $10,000 on the aviation related policy ($50,000 for claims based on losses incurred prior to October 1, 2000). Charges for general liability self-insurance expense of $124,249, $241,247 and $369,144, are included in cost of sales for the years ended March 31, 2003, 2002 and 2001, respectively. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

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


14. Contingencies

        The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability, casualty and workers' compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments, however, the exposure to the Company under general liability is limited to the first $50,000 for cases before October 1, 2000, and $25,000 for cases after that date. Any punitive damage award would not be covered by the general liability insurance policy. The only potential impact would be on future premiums, which may be adversely effected by a poor claims history.

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

        Pursuant to Federal regulation as a result of the terrorist attacks on September 11, 2001, the Federal government has taken responsibility for pre-board screening functions effective February 17, 2002. The Company contracted with the government to continue to provide these functions until the government installed the infrastructure to hire as direct Federal employees all persons acting as pre-board screeners. Such services accounted for approximately $4.4 million, or 48% of revenue, for the month of March, 2002 and $28 million or 30% of revenue for the year ended March 31, 2003. The contract terminated in November, 2002.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

14. Contingencies, continued

        An audit of the Company's FAA contract for pre-board screening services was completed during December 2002. Based on initial audit findings of the Defense Contract Audit Agency, the Transportation Security Administration has indicated that approximately $5.2 million of billing was not supported by the Company's accounting records and consequently the FAA has held back $2.9 million of payment on final invoices until the audit is resolved. The Defense Contract Management Agency has indicated in informal discussions that they lack an understanding of the base wage rate charged to them as part of the rate per hour charge. Management has provided a detailed explanation of the basis of the rates charged and is in continued discussion with the Federal agencies concerning acceptance of the rate structure. Management's estimate of the potential adverse financial impact of the ultimate outcome of this audit in light of these discussions, along with other potential amounts due on other outstanding audits such as that by the New York State Attorney General's Office relative to the provision of services to New York State under the Office of General Services (OGS) requirements, is currently in the range of $1.6 million to $2.8 million. Management intends to vigorously pursue its position that the billings rendered are justified and is reviewing its options including arbitration or litigation. The Company has estabilished allowances and reserves of $1.6 million in connection with the FAA and OGS audits during the year ended March 31, 2003. Allowances in connection with the FAA audit have been recorded as a reduction of revenue whereas the loss provision in connection with the OGS audit has been included in general and administrative expenses.


15. Lease Commitments

        The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $872,980, $736,400 and $646,700, for the years ended March 31, 2003, 2002 and 2001, respectively.

        The Company leases certain equipment and vehicles under agreements which are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2003, are $666,300 and $468,168 and at March 31, 2002, are $683,122 and $383,651,
        respectively.

        The future minimum payments under long-term noncancellable capital and operating lease agreements are as follows:

                                                 Capital        Operating
                                                  Leases           Leases
                                                --------       ----------
             Year ending:   March 31, 2004      $ 76,365       $  580,923
                            March 31, 2005        44,157          365,888
                            March 31, 2006         1,482          234,226
                            March 31, 2007            -0-         210,858
                            March 31, 2008            -0-         210,570
                            Later years               -0-         754,637
                                                --------       ----------
                                                 122,004        2,357,102
            Amounts representing interest        (10,902)              -0-
                                                --------       ----------
            Total                               $111,102       $2,357,102
                                                ========       ==========

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

16. Stock Option Plan and Warrants

        In November, 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price which cannot be less than the fair market value of the shares on the date the options are granted. A previous similar plan allowing for the purchase of up to 107,500 shares expired in May, 2000. In February, 2001, options to purchase 225,000 shares of common stock have been issued and in April, 2002, an option to purchase 50,000 shares was cancelled due to termination of employment. The options are exercisable at any time after February 1, 2004, and before January 31, 2011, at $.75 per share and are further restricted based on the achievement of certain financial results of the Company for the years ending March 31, 2002 through 2004.

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

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

16. Stock Option Plan and Warrants, continued

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

        In March, 2002, the Company issued warrants for 100,000 shares of common stock to individuals associated with a consulting agreement at an exercise price of $.75. The warrants expire in March, 2005.

        Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

        The following is a summary of activity related to all Company stock option and warrant arrangements:



                                                                 Options                                   Warrants
                                                      -----------------------------          --------------------------------
                                                          Exercise        Number of              Exercise           Number of
                                                             Price           Shares                 Price              Shares
                                                      ------------        ---------          ------------           ---------

          Outstanding at March 31, 2000                       2.50          107,500           1.03 - 2.50             575,000

             Issued                                     .75 - 1.25        1,237,959                  1.25           2,502,577
             Expired                                          2.50         (107,500)          2.10 - 2.50            (205,000)
                                                      ------------        ---------          ------------           ---------

          Outstanding at March 31, 2001                 .75 - 1.25        1,237,959           1.03 - 2.25           2,872,577

             Issued                                                                                   .82              30,000
             Expired                                                                          1.88 - 2.25            (220,000)
                                                      ------------        ---------          ------------           ---------

          Outstanding at March 31, 2002                 .75 - 1.25        1,237,959            .82 - 1.25           2,682,577

             Issued                                                                            .75                    100,000
             Expired                                    .75                 (50,000)
                                                      ------------        ---------          ------------           ---------

          Outstanding at March 31, 2003               $.75 - $1.25        1,187,959          $.75 - $1.25           2,782,577
                                                      ============        =========          ============           =========


        At March 31, 2003 there were 1,187,959 and 2,782,577 options and warrants outstanding, respectively, exercisable at prices ranging from $.75 to $1.25, and 4,145,536 shares reserved for issuance under all stock arrangements.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

16. Stock Option Plan and Warrants, continued

        Significant option and warrant groups outstanding at March 31, 2003, and the related weighted average exercise price and life information are as follows:

                                                      Weighted     Weighted
                              Options/      Options/   Average      Average
                 Range of     Warrants      Warrants  Exercise    Remaining
           Exercise Price  Outstanding   Exercisable     Price  Life (years)
           --------------  -----------   -----------  --------  -----------
           $          .75      275,000       100,000  $   .750         5.62
                      .82       30,000        30,000      .820         1.92
                    1.031      150,000       150,000     1.031         1.62
                    1.250    3,515,536            -0-    1.250         2.62
                           -----------   -----------

           $ .75 - $1.250    3,970,536       280,000     1.204         4.11
                           ===========   ===========

        As discussed in Note 1, the Company adopted the provisions of SFAS 148 for the fiscal year ending March 31, 2003. Prior to year end 2003, the Company continued to follow the provisions of APB 25, "Accounting for Stock Issued to Employees," when determining the value of stock based compensation. Accordingly, no compensation expense has been recognized for its stock based compensation for the years ended March 31, 2002 and 2001. If the Company had used the fair value method of accounting for stock based compensation, there would have been no significant effect on the net income or loss of the Company for the years ended March 31, 2002 or 2001. Beginning April 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified or settled after April 1, 2002. Since there were no employee awards granted after April 1, 2002, there is no cost related to stock-based employee compensation included in the determination of net income for the year ended March 31, 2003. If the Company had applied the fair value based method since the original effective date of SFAS 123 it would not have had a significant effect on the net income or loss of the Company for the years ended March 31, 2002 and 2001. The weighted fair value of options and warrants granted during the years ended March 31, 2002 and 2001, were $.11 and $.03 per equivalent share, respectively. For the years ended March 31, 2003, 2002 and 2001, the fair value was estimated using the exercise price on the date of the grant and the following assumptions: risk free interest rate of 1.40%, 2.93% and 4.30%, volatility of 119.0%, 93.3% and 53.8% and a dividend yield of 0.00% for each year, respectively.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

17. Income Taxes

        Income tax benefit/(expense) for the years ended March 31 consists of the following:

                                             2003          2002          2001
            Current:
              Federal                 $        -0-   $       -0-      $    -0-
              State and local            (185,323)           -0-           -0-
                                      -----------    ----------       -------
                                         (185,323)           -0-           -0-
                                      -----------    ----------       -------
            Deferred:
              Federal                  (1,020,000)    1,020,000            -0-

              State and local            (280,000)      280,000            -0-
                                      -----------    ----------       -------
                                       (1,300,000)    1,300,000            -0-
                                      -----------    ----------       -------
                 Income tax
                 benefit/(expense)    $(1,485,323)   $1,300,000       $    -0-
                                      ===========    ==========       =======

        The deferred tax benefit for the year ended March 31, 2002, consists of the decrease of a previously established allowance in connection with certain net operating loss carryovers.

        The differences (expressed as a percentage of pretax income) between the statutory Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

                                                 2003       2002       2001

          Statutory federal income tax rate      34.0       34.0      (34.0)
          State and local income taxes,
            net of federal benefit                9.8        9.8       (9.8)
          Valuation allowance and reserves        7.0     (166.3)      38.4
          Permanent differences                   2.2        1.5        5.4
                                               ------     ------      -----
          Effective tax rate                     53.0%    (121.0)%      0.0%
                                               ======     ======      =====

        The significant components of deferred tax assets and liabilities as of March 31, 2003 and 2002, are as follows:

                                                           2003          2002
          Current deferred tax assets:
            Accounts receivable                    $     93,456   $    99,318
            Accrued expenses                             79,221       132,169
            Contingency reserves                        688,000            -0-
                                                   ------------   -----------
                                                        860,677       231,487
            Valuation allowance                        (860,677)     (231,487)
                                                   ------------   -----------
              Net current deferred tax asset       $         -0-  $        -0-
                                                   ============   ===========

          Non-current deferred tax
           assets/(liabilities):
            Equipment                                   (55,072)      (73,519)
            Intangible assets                           813,498       895,285
            Self-insurance                              242,440       278,612
            Workers compensation reserve               (161,058)     (160,434)

            Net operating loss carryover                332,388     2,181,819
                                                   ------------   -----------
                                                      1,172,196     3,121,763
            Valuation allowance                      (1,172,196)   (1,821,763)
                                                   ------------   -----------
              Net non-current deferred tax asset   $         -0-  $ 1,300,000
                                                   ============   ===========

        The valuation allowance decreased by $20,377 and $1,798,192 during the years ended March 31, 2003 and 2002, respectively, and increased by $160,414, during the year ended March 31, 2001. Federal net operating loss carry-overs were approximately $773,000 at March 31, 2003. They begin to expire in 2010.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

18. Administrative Service Agreements

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

        The Company may extend operating loans to these administrative service clients. As of March 31, 2003, the Company had two loan outstanding with balances of $102,000 and $27,135, respectively, providing for monthly payments of $4,000 and $1,464, including interest at 14 % per annum.


19. Fair Value

        The fair value of the Company's long-term notes receivable is based on the current rates offered by the Company for notes of the same remaining maturities. The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2003 and 2002, the fair value of long-term notes receivable and long-term debt approximates their carrying amounts.


20. Related Party Transactions

        In connection with providing security guard services to one of its multi-national clients, the Company has engaged Reliance Security Group plc, a significant stockholder, as a subcontractor for these services. Included in cost of sales for the year ended March 31, 2002, $1,143,717 was charged by Reliance for these services. The contract terminated in January, 2002 and as of March 31, 2002, there were no amounts owed under this arrangement.


21. Reclassifications

        Certain 2002 and 2001 income and expense items have been reclassified to conform to the 2003 presentation. Administrative service revenue of $331,854, $276,652 and $274,277 for the years ended March 31,
        2003, 2002 and 2001, respectively, have been included with total revenue. Amortization of intangibles of $122,563, $156,746 and $297,440 for the years ended March 31, 2003, 2002 and 2001, respectively, have been included within general and administrative expenses. These items are no longer considered significant enough to warrant separate presentation. These reclassifications had no impact on reported earnings.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2003, 2002 and 2001

22. Quarterly Results (unaudited)

        Summary data relating to the results of operations for each quarter for the years ended March 31, 2003 and 2002, follows:


                                                                                  Three Months Ended

                                                            June 30           Sept. 30           Dec. 31           March 31
                                                        -----------        -----------       -----------        -----------

           Fiscal year 2003
            Guard service revenue                       $28,190,599        $27,385,638       $20,887,039        $17,519,385
            Gross profit                                  6,276,187          6,619,307         3,533,071          2,797,237
            Net income/(loss)                             2,149,721          1,156,623           232,176         (2,211,784)
            Net income/(loss)
              per common share (basic)                          .29                .18               .03               (.36)
              per common share (diluted)                        .28                .14               .03                n/a

           Fiscal year 2002
            Guard service revenue                        18,498,741         18,775,798        21,815,881         24,794,783
            Gross profit                                  2,562,892          3,089,807         3,387,512          4,488,592
            Net income/(loss)                              (394,220)           (34,411)          457,994          2,346,397
            Net income/(loss)
              per common share (basic)                         (.06)              (.01)              .07                .37
              per common share (diluted)                        n/a                n/a               .06                .31


        The fourth quarter 2003 loss includes increases in provisions for contingencies in connection with the FAA and OGS audits of $900,000 (seee footnote 14) and increases in bad debt reserves in connection with airline bankruptcies of $1,085,000. The fourth quarter 2002 income includes a $1,300,000 decrease in the deferred income tax valuation allowance.


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

Year ended March 31, 2003:
  Deducted from asset accounts:
   Allowance for doubtful accounts
     receivable - current maturities       383,110    2,659,830        62,315      114,640     1,946      785,612   2,432,337

   Allowance for billing adjustments            -0-                              1,000,000                          1,000,000

Year ended March 31, 2002:
  Deducted from asset accounts:
   Allowance for doubtful accounts
     receivable - current maturities       595,785      581,679        11,246       11,193                816,793     383,110

   Allowance for doubtful notes
     receivable - current maturities         2,246                                                          2,246          -0-

Year ended March 31, 2001:
  Deducted from asset accounts:
   Allowance for doubtful accounts
     receivable - current maturities     1,288,246      417,656        32,840        5,407              1,148,364     595,785

   Allowance for doubtful notes
     receivable - current maturities         8,717                                             6,471                    2,246

   Allowance for other doubtful
     receivables - current maturities           -0-     113,119                                           113,119          -0-


See auditor's report