Form 10-Q
period 2003-06-30
COMMAND SECURITY CORP
filed 2003-08-14
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                              ---------------

                                     OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                       Commission file number 0-18684
                                             ---------

                        Command Security Corporation
      -----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

      New York                                                  14-1626307
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

Lexington Park, LaGrangeville, New York                            12540
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (845) 454-3703
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

Yes _X_   No ___

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of August 12, 2003).
                ---------

                         COMMAND SECURITY CORPORATION

                                    INDEX

PART I.  FINANCIAL INFORMATION                                        Page No.

Item 1.  Financial Statements
               Condensed Statements of Operations -
               three months ended June 30, 2003
               and 2002 (unaudited)                                          3

               Condensed Balance Sheets -
               June 30, 2003 and March 31, 2003
               (unaudited)                                                   4

               Condensed Statements of Stockholders' Equity -
               three months ended June 30, 2003
               and 2002 (unaudited)                                          5

               Condensed Statements of Cash Flows -
               three months ended June 30, 2003 and 2002
               (unaudited)                                               6 - 7

               Notes to Condensed Financial Statements                  8 - 10

Item 2.  Management's Discussion and Analysis of
               Results of Operations and Financial Condition           11 - 15

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                                  16

Item 4.  Controls and Procedures                                            16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  17

Exhibit 31.1   Certification of William C. Vassell                          18
Exhibit 31.2   Certification of Graeme R. Halder                            19
Exhibit 32.1   ss.1350 Certification of William C. Vassell                  20
Exhibit 32.2   ss.1350 Certification of Graeme R. Halder                    21
Exhibit 99.1   Press Release                                           22 - 23

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                        Three Months Ended
                                                   ---------------------------
                                                   June, 30           June, 30
                                                       2003               2002
                                                -----------        -----------
Revenue                                         $16,573,825        $28,271,152
Cost of revenue                                  13,829,347         21,914,412
                                                -----------        -----------

Gross profit                                      2,744,478          6,356,740
                                                -----------        -----------

Operating expenses
  General and administrative expenses             2,722,866          3,287,593
  Provision for doubtful accounts                    72,012            293,043
                                                -----------        -----------
                                                  2,794,878          3,580,636
                                                -----------        -----------

Operating (loss)/profit                             (50,400)         2,776,104

Interest income                                      22,624             24,121
Interest expense                                   (116,767)          (198,220)
Equipment dispositions                                9,566              4,055
                                                -----------        -----------
(Loss)/Income before income taxes                  (134,977)         2,606,060

Provision for income taxes                               -0-          (456,339)
                                                -----------        -----------
Net (loss)/income                                  (134,977)         2,149,721

Preferred stock dividends                           (40,674)          (325,394)
                                                -----------        -----------

Net (loss)/income applicable to
 common stockholders                            $  (175,651)       $ 1,824,327
                                                ===========        ===========

Net (loss)/income per common share
  Basic                                         $     (0.03)       $      0.29
                                                ===========        ===========
  Diluted                                               n/a        $      0.28
                                                ===========        ===========

Weighted average number
 of common shares outstanding
  Basic                                           6,287,343          6,287,343
                                                ===========        ===========
  Diluted                                               n/a          7,646,101
                                                ===========        ===========


          See accompanying notes to condensed financial statements.

                        COMMAND SECURITY CORPORATION

                           CONDENSED BALANCE SHEETS

                                 (Unaudited)

                                                   June 30,          March 31,
                                                       2003               2003
                                                -----------        -----------
ASSETS

Current assets:
  Accounts receivable, net                      $14,705,364        $17,527,395
  Prepaid expenses                                  476,238            821,300
  Other receivables, net                            361,981            330,930
                                                -----------        -----------
    Total current assets                         15,543,583         18,679,625

Property and equipment, net                         723,789            837,814

Other assets:
  Intangible assets, net                             53,586             75,322
  Restricted cash                                   256,754            256,308
  Other receivables, net                            791,353            505,769
  Other assets                                      330,002            352,467
                                                -----------        -----------
    Total other assets                            1,431,695          1,189,866
                                                -----------        -----------

Total assets                                    $17,699,067        $20,707,305
                                                ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                $ 1,057,500        $ 1,081,068
  Current maturities of long-term debt              103,476            133,983
  Current maturities of obligations
    under capital leases                             67,209             67,819
  Short-term borrowings                           7,058,692          9,046,106
  Accounts payable                                  657,828            602,096
  Due to service companies                          100,848            188,095
  Preferred dividends payable                        81,349             81,349
  Accrued payroll and other expenses              3,225,700          3,888,284
                                                -----------        -----------
    Total current liabilities                    12,352,602         15,088,800

Self-insurance reserves                             502,995            563,815
Long-term debt due after one year                    24,699             44,596
Obligations under capital leases due
  after one year                                     27,611             43,283
                                                -----------        -----------
                                                 12,907,907         15,740,494

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value     2,033,682          2,033,682
  Common stock, $.0001 par value                        629                629
  Additional paid-in capital                      8,131,196          8,171,870
  Retained earnings/(deficit)                    (5,374,347)        (5,239,370)
                                                -----------        -----------
     Total stockholders' equity                   4,791,160          4,966,811
                                                -----------        -----------
Total liabilities and stockholders' equity      $17,699,067        $20,707,305
                                                ===========        ===========


          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (Unaudited)

                                                                      Retained
                                   Preferred  Common     Paid-In      Earnings
                                       Stock   Stock     Capital      (Deficit)
                                  ----------  ------  ----------   -----------
Balance at March 31, 2002         $2,033,682  $  629  $8,619,286   $(6,566,108)

Preferred stock dividends                               (325,394)

Net income - three months ended
 June 30, 2002                                                       2,149,721
                                  ----------  ------  ----------   -----------
Balance at June 30, 2002           2,033,682     629   8,293,892    (4,416,387)

Preferred stock dividends                               (122,022)

Net loss - nine months ended
 March 31, 2003                                                       (822,983)
                                  ----------  ------  ----------   -----------

Balance at March 31, 2003          2,033,682     629   8,171,870    (5,239,370)

Preferred stock dividends                                (40,674)

Net loss - three months ended
 June 30, 2003                                                        (134,977)
                                  ----------  ------  ----------   -----------

 Balance at June 30, 2003         $2,033,682  $  629  $8,131,196   $(5,374,347)
                                  ==========  ======  ==========   ===========


          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                           Three Months Ended

                                                      June 30,        June 30,
                                                          2003            2002
                                                  ------------    ------------
Cash flow from operating activities:
 Net (loss)/income                                $   (134,977)   $  2,149,721
 Adjustments to reconcile net (loss)/income to
   net cash provided by operating activities:
  Depreciation and amortization                        137,416         172,357
  Provision for doubtful accounts                       72,012         293,043
  Gain on equipment dispositions                        (9,566)         (4,055)
  Deferred income taxes                                     -0-        456,339
  Self-insurance reserves                              (21,659)        827,816
  (Increase)/decrease in receivables,
    prepaid expenses and other current assets        2,787,982        (262,924)
  Increase/(decrease) in accounts payable
    and other current liabilities                     (733,260)       (701,841)
                                                  ------------    ------------
    Net cash provided by operating activities        2,097,948       2,930,456
                                                  ------------    ------------

Cash flows from investing activities:
 Purchases of equipment                                 (6,428)        (63,248)
 Proceeds from sale of equipment                        12,364           5,183
 Decrease in intangible assets                           1,975              -0-
 Principal collections on notes receivable              12,483          20,000
                                                  ------------    ------------
    Net cash provided by/(used in)
      investing activities                              20,394         (38,065)
                                                  ------------    ------------

Cash flows from financing activities:
 Net repayments on line-of-credit                   (1,747,146)     (2,084,564)
 (Decrease)/increase in cash overdrafts                (23,568)        181,751
 Principal payments on other borrowings               (290,672)       (664,112)
 Principal payments on capital
   lease obligations                                   (16,282)        (40,746)
 Payment of preferred stock dividends                  (40,674)       (284,720)
                                                  ------------    ------------
    Net cash used in financing activities           (2,118,342)     (2,892,391)
                                                  ------------    ------------

Net change in cash and cash equivalents                     -0-             -0-
Cash and cash equivalents, at beginning
  of period                                                 -0-             -0-
                                                  ------------    ------------
Cash and cash equivalents, at end of period       $         -0-   $         -0-
                                                  ============    ============


          See accompanying notes to condensed financial statements.

                                                                    (Continued)
                                      6

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:

                                                            2003          2002
                                                       ---------     ---------
  Interest                                             $ 122,504     $ 225,786
  Income taxes                                           159,154            -0-


Supplemental Schedule of Non-Cash Investing and Financing Activities

For the three months ended June 30, 2002, the Company purchased transportation equipment with direct installment and lease financing of $16,170, respectively.

For the three months ended June 30, 2003 and 2002, the Company accrued dividends of $40,674 on its Series A convertible preferred stock. These charges to paid-in capital and credits to dividends payable have been excluded in the statement of cash flows.


          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

           The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the year ended March 31, 2003.

           The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at June 30, 2003, and for the period then ended. All such adjustments are of a normal recurring nature.


1.) Short-Term Notes Payable:

       In November, 2000, the Company entered into a three year agreement with LaSalle Business Credit, Inc. ("LaSalle") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. The agreement was modified in January, 2002 and again in March, 2002 to provide for a $250,000 over-advance and to expand the definition of eligible accounts receivable. At June 30, 2003, the Company had used $7,058,692 of this line, representing approximately 89% of its maximum borrowing capacity. Interest is payable at Prime plus 0.5% (4.5% at June 30, 2003). The line is collateralized by customer accounts receivable and substantially all other assets of the Company.


2.) Net Income/(Loss) per Common Share:

       Under the requirements of Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. No diluted earnings per share are presented for the three months ended June 30, 2003, because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and preferred stock conversions was antidilutive.


3.) Preferred Stock

       The Company has issued and outstanding 12,325 shares of Series A Preferred Stock. The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share, or $2,033,682. The Company had suspended payment of preferred dividends as of July 1, 2000, until it could re-establish sufficient surplus in accordance with applicable regulations. This was achieved and total arrears of $284,720 were paid during the June 2002 quarter end. As of June 30, 2003, the Company owed its preferred stockholders $81,349, representing dividends accrued for the March 2003 and June 2003 quarters.

                                                                    (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

4.) Self-Insurance

       The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers compensation related losses incurred included in cost of sales were $586,682 and $1,119,971 for the three months ended June 30, 2003 and 2002, respectively.

       The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5 million per occurrence and $10 million in the aggregate (reduced to $5 million as of October 1, 2002) on a per project basis. On the airport related business, as of October 1, 2002 the Company acquired a policy with a $25 million limit per occurrence. Prior to December 1, 2001, the Company had limits of $1 million per occurrence and $10 million in the aggregate. Prior to October 1, 2001, the Company also had coverage under an excess general liability insurance policy that covered claims for an additional $50 million in the aggregate. The impact of the September 11 tragedy meant that this umbrella coverage was no longer available to the Company at an acceptable premium at the time of policy renewal (October 1, 2001). The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy and $10,000 on the aviation related policy ($50,000 for claims based on losses incurred prior to October 1, 2000). Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimating losses incurred but not yet reported to the Company.

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

                                                                    (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

5.) Contingent Liabilities (continued):

       In addition to such cases, the Company has been named as a defendant in several uninsured employment related claims which are currently before various courts, the EEOC or various state and local agencies. The Company has instituted policies to minimize these occurrences and monitor those that do occur. At this time the Company is unable to determine the impact on the financial position and results of operation that these claims may have, should the investigations conclude that they are valid.

       The Company was subject to an audit by the New York State Attorney General's office relative to the provision of services to New York State under the Office of General Services (OGS) requirements. Verbal agreement has been reached with the Attorney General's Office over issues raised during their audit of our services to New York State under the OGS contract. The agreement calls for a settlement of $600,000 to be paid to New York State over a period of 2 years at approximately $25,000 per month plus interest at 9%, commencing August 2003. This amount has been recorded in the current liabilities.

       An audit of the Company's FAA contract for pre-board screening services was completed during December 2002. Based on initial audit findings of the Defense Contract Audit Agency (DCAA), the FAA had indicated that approximately $5.2 million of billing was not supported by the Company's accounting records and consequently the FAA held back $2.9 million of payment on final invoices until the audit is resolved. The Company is continuing negotiations with the Defense Contract Management Agency (DCMA) over the disputed billings on the FAA contract for pre-board screening services. Steps have been taken to ensure we achieve a fair and equitable solution to our claim for costs incurred. This includes retaining a firm of Lawyers based in Washington to consider our options. They have themselves retained a firm of accountants who have experience in dealing with the DCMA to settle a dispute over the same issue with another security company. During our discussions, we received written correspondence from the DCMA indicating revised rates and a total contract price of $30.3 million compared to original billings of $33.8 million, a difference of $3.5 million. Cash withheld by the FAA totals $2.9 million. We continue to negotiate with the DCMA to prove additional costs we believe are not adequately reflected in their latest contract price. Our reserves remain unchanged on this issue at $1.0 million with an upper range of $2.2 million.

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


Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.


Revenue Recognition

        The Company records revenue as services are provided to its customers. Revenue consists primarily of security guard services which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Costs associated with the Company's guard service revenue consist of direct and indirect payroll and related expenses, subcontractor costs, vehicle and other costs directly related to the guard service revenue generated.


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


Results of Operations


Revenue

        Revenue decreased by $11,697,328 from $28,271,152 for the quarter ended June 30, 2002 to $16,573,824 for the quarter ended June 30, 2003. The reduction was primarily due to the federalization of pre-board screening services in November 2002 by the US government. These services accounted for $13,551,181 in the June 2002 quarter. Underlying revenues excluding these services therefore rose by $1,853,853 or 12.6%. This increase was due to additional revenues from other services provided by our Aviation division to the airline industry, including baggage handling, wheelchair services and document verification (up $2,473,000). This increase was offset by reduced revenues in the Guard division ($511,000) reflecting the cancellation of lower margin accounts to improve overall returns (see Gross Profit below).


Gross Profit

        It is not possible to ascertain the Gross Profit performance excluding the FAA revenues for pre-board screening services as several direct costs were shared between FAA and non-FAA continuing services in the Aviation division. The published Gross Profit decreased by $3,612,263 to $2,744,477 (16.56% of revenue) for the quarter ended June 30, 2003, from $6,356,740 (22.48% of revenue) for the quarter ended June 30, 2002. The Guard division did improve by approximately 1% in the first quarter of the fiscal year 2003/04 compared to the same quarter the previous year. Overall the Gross profit of 16.56% was in line with earlier expectations of between 16 and 17%.

                                                                   (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General and Administrative Expenses

        General and administrative expenses decreased by $564,727 to $2,722,866 (16.43% of revenue) for the quarter ended June 30, 2003, from $3,287,593 (11.63% of revenue) for the quarter ended June 30, 2002. The main reason for the decrease was due to the reduced revenues following the loss of pre-board screening services at US airports. The main area of reduction was in administrative salaries and bonuses ($545,000 lower) due to reduced headcount and a lower bonus accrual reflecting the reduced levels of profitability. A cost reduction program was initiated in June 2003 to compensate for reduced revenues as the negative effect of the Iraq war and the SARS epidemic adversely impacted demand for our services in the aviation division (see Outlook below).


Provision for Doubtful Accounts (Net)

        The provision for doubtful accounts decreased by $221,031 to $72,012 for the quarter ended June 30, 2003, compared to $293,043 for the same quarter in 2002. The main reason for the larger provision in 2002 was due to a more conservative stance being taken at that time on the recoverability of some older debt.

        The Company periodically evaluates the requirement for providing for credit losses on its accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will increase in future periods nor is it believed by management that the current decrease is necessarily indicative of a trend.


Interest Income

        Interest income decreased by $1,497 to $22,624 for the quarter ended June 30, 2003, from $24,121 in the quarter ended June 30, 2002.


Interest Expense

        Interest expense decreased to $116,767 for the quarter ended June 30, 2003, from $198,220 for the quarter ended June 30, 2002, a reduction of $81,453. The decreased charge primarily arose from lower average borrowing on the revolver loan and a decrease in average interest rates. The rates averaged approximately 4.7% for the quarter ended June 30, 2003 compared to around 5.8% for the quarter ended June 30, 2002.


Equipment Dispositions

        The gain on equipment dispositions of $9,566 in the quarter ended June 30, 2003, related to the disposal of three vehicles and office equipment sold at above book value and compares with a gain of $4,055 for the quarter ended June 30, 2002.


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

        The LaSalle loan agreement provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. LaSalle also provided a term loan in the amount of $3,000,000. This was repaid during the 2002/03 fiscal year. The revolving loan bears interest at prime plus 0.50%. All loans are collateralized by a pledge of the Company's accounts receivable and other assets.

                                                                   (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        At June 30, 2003, the Company had borrowed $7,058,692 representing approximately 89% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the loan and security agreement.

        Long-term debt (including current maturities) decreased by $50,404 to $128,175 at June 30, 2003, from $178,579 at March 31, 2003. Capital lease obligations were $94,820 at the quarter ended June 30, 2003 compared to $111,102 as at March 31, 2003. The Company did not enter into any new capital lease obligations during the quarter ended June 30, 2003.

        The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

        The Company's operations for the quarter ended June 30, 2003, resulted in an operating loss of $50,400, a decrease of $2,826,504 compared to the profit of $2,776,104 for the quarter ended June 30, 2002. The decrease was due to the reduced revenues following the federalization of pre-board screening services by the US government in November 2002. The Company saw a decrease of $399,844 in its working capital from $3,590,825 as at March 31, 2003 to $3,190,981 as at June 30, 2003. The Company experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $1,057,500 as of June 30, 2003, compared to $1,081,068 at March 31, 2003.
Cash balances and overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

        The loan agreement with LaSalle expires on November 1, 2003 and we will be working with various banks over the coming months to secure a new deal to replace LaSalle. At this time it is not known what impact this may have on on-going rates of interest although the banking environment would appear to have deteriorated since we negotiated the LaSalle agreement.

        The non-payment by the FAA of $2.9 million in billing caused this receivable to become ineligible for borrowing purposes under the LaSalle revolver agreement. Therefore any settlement below this amount should have a favorable impact on future liquidity.

        We are actively considering potential areas of additional finance to ensure we have the capacity to develop our business, have the necessary funding to meet any increased payroll obligations and to strengthen our balance sheet.


Outlook

        This Section, Management's Discussion and Analysis of Results of Operations and Financial Condition, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

        Our outlook on revenues is largely dependent upon our ability to win additional revenue in the guard and aviation divisions at acceptable margins while minimizing further contract terminations. The revenues of the Guard division decreased over the past year as we eliminated contracts with unacceptable margins and worked to increase both margin and net profitability. The focus now is to increase revenue as branch managers work to sell new business while retaining good contracts. The airline industry continues to suffer in general although demand for our services has increased over recent months. As a result, the Company has been awarded new contracts and annualized revenues are now running at around $80 million.

                                                                   (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        We are investing approximately $200,000 per annum in cost to support our attempts to secure contracts from the Department of Homeland Security and other government departments. We have started the process of submitting bids and although we do not expect to win any such contracts in the short term, we are developing our contacts and experience, having previously provided such services in earlier years. We believe this to be an area of tremendous opportunity over the next few years given the heightened focus on security in the US.

        We expected margins post the federalization of pre-board screening services to stabilize at between 16 and 17%, which proved to be the case in the first quarter of the 2003/04 fiscal year. We expect some reduction over the coming months as recently won contracts in the Aviation division are at a lower margin than the average for the division. The pressure on the airline industry to reduce their cost base remains high and this might have an adverse impact over the remainder of 2003/04. Overall, however, we expect margins for 2003/04 of approximately 16%.

        Although we had completed a cost reduction program in our aviation division following the loss of pre-board screening services in November 2002, the adverse impact on demand for our services from the Iraq war and the SARS epidemic meant we had to further reduce our cost base within the aviation division. This was completed in June 2003 along with a reduction in costs at the corporate level. We therefore expect a reduction in our general and administrative expenses from the second quarter of 2003/04 forward. Some of this cost reduction will be offset by the recent increases in revenues which will require additional costs to service although we do expect an improvement from the 16.43% achieved in the first quarter of 2003/04.

        Overall, we expect to become profitable from the second quarter of 2003/04 as the benefit of increased revenues and reduced costs combine to deliver a positive level of net income for the remainder of 2003/04. This assumes that there is no material change in the current level of revenues nor any exceptional charges. We are currently looking at additional sources of finance to strengthen our balance sheet and to ensure we have the capacity to fund further contract wins in the Guard or Aviation divisions as well as in the new area of government contracts.


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

                                                                   (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Airline Industry

        Several of the Company's aviation clients filed for bankruptcy protection during fiscal year 2003. The aviation industry continues to struggle with various challenges including the cost of security and decreased volumes due the threat of terrorism. Additional bankruptcy filings by aviation and non-aviation clients would have a material adverse impact on the Company's liquidity, results of operations and financial condition.


Potential Regulatory Litigation

        Please refer to "Note to Condensed Financial statements Item 5 Contingent Liabilities" where there is description of the Company's separate negotiations with the DCMA and the New York State Office of General Services
(OGS). Management believes it has adequately addressed these matters with appropriate adjustments and/or reserves as reflected in the financial statements filed with the form 10-K as at March 2003. However, there can be no assurance that the revenue adjustment of $1.0 million made in connection with the FAA dispute will be adequate. To the extent an FAA settlement and related legal costs exceeded this reserve, projected earnings would be reduced by the excess amount.

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


Catastrophic Events

        The Company is exposed to potential claims for catastrophic events, such as a hijacked airplane or other terrorist acts, based upon allegations that the Company failed to perform its services in accordance with contractual or industry standards. The Company's insurance coverage limits are currently $5 million per occurrence for guard services and $25 million in the aviation division. The former umbrella coverage of $50 million is no longer available to the Company at commercially reasonable rates following the September 11 tragedy.

        Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K and 10-Q (all as filed with the Securities and Exchange Commission from time to time).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit and term loan with LaSalle. Based on the Company's interest rate at June 30, 2003 and average outstanding balances during the three months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $19,000 over the next three months.

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

Item 6.    Exhibits and Reports on Form 8-K

   (1) Exhibits

           Exhibit 31.1 Certification of William C. Vassell, filed herewith.

           Exhibit 31.2 Certification of Graeme R. Halder, filed herewith.

           Exhibit 32.1 Certification of William C. Vassell pursuant to
           18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

           Exhibit 32.2 Certification of Graeme R. Halder pursuant to
           18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

           Exhibit 99.1 Press Release dated August 14, 2003, filed herewith

   (2) Reports on form 8-K

           During the quarter the Company did not file any form 8-K's.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMMAND SECURITY CORPORATION

Date: August 12, 2003                  By: /s/ William C. Vassell
                                       William C. Vassell, President, CEO and
                                                        Chairman of the Board

                                       By: /s/ Graeme Halder
                                       Graeme Halder, Chief Financial Officer

                                                                  Exhibit 31.1

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

Date: August 12, 2003

/s/ William C. Vassell
----------------------------
William C. Vassell
Principal Executive Officer

                                                                  Exhibit 31.2

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

Date: August 12, 2003

/s/ Graeme R. Halder
----------------------------
Graeme R. Halder
Principal Financial Officer

                                                                  Exhibit 32.1

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Command Security Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William C. Vassell, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, certify, pursuant to 18
U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15
    (d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 12, 2003                   By: /s/ William C. Vassell
                                        William C. Vassell, President, CEO and
                                                         Chairman of the Board

                                                                  Exhibit 32.2

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Command Security Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Graeme Halder, Chief Financial Officer of the Company, certify, pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15
    (d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 12, 2003                   By: /s/ Graeme Halder
                                        Graeme Halder, Chief Financial Officer

                                                               Exhibit 99.1

FOR IMMEDIATE RELEASE

             CONTACT:    William C. Vassell       Donald Radcliffe
                         Chairman & President     Radcliffe & Associates, Inc.
                         Tel: (845) 454-3703      Tel: (212) 605-0201


                           COMMAND SECURITY REPORTS
                         FIRST FISCAL QUARTER RESULTS

Lagrangeville, New York *** August 14, 2003 *** Command Security Corporation (OTCBB: CMMD) announced today its results for the first fiscal quarter ended June 30, 2003. Due to the federalization of the company's pre-board screening business, revenues for the quarter decreased to $16.6 million from the $28.3 million recorded in the same period of the prior fiscal year. During this same period in the prior fiscal year, pre-board screening revenues were $13.6 million. Excluding the pre-board screening business lost to federalization, therefore, revenues for the quarter would have increased by 12.6% due to growth in other sectors of the Aviation division.

Gross profit for the quarter decreased to $2.7 million (16.6% of revenue) compared to $6.4 million (22.5% of revenue) in the same period of the prior fiscal year. Net loss applicable to common stockholder was $(175,651) or $(0.03) per basic share compared to net income of $1,824,327 or $0.29 per basic share in the same period of the prior fiscal year.

Commenting on the results, Chairman and President William C. Vassell said, "During the quarter we began rebuilding revenues in our Aviation business by concentrating our efforts on other service sectors such as baggage handling and document verification. We also initiated a program to secure government related Homeland Security contracts which we see as a major opportunity for the company. At the same time, we implemented further cost reduction measures in other areas of our company that will have effect as of July. We were encouraged by the result for the first quarter which was in line with our earlier expectations and, with recent contract wins that have seen our revenues increase to an annualized run rate of around $80 million (up from $65 million previously), we look forward to the rest of the year with growing confidence."

                               (TABLE FOLLOWS)

                         COMMAND SECURITY CORPORATION

                                              Three Months Ended June 30,

                                              2003                    2002
                                       -----------             -----------

Revenue                                $16,573,825             $28,271,152

Operating (Loss)/Profit                    (50,400)              2,776,104

Net (Loss)/Income                         (134,977)              2,149,721

Preferred stock dividends                  (40,674)               (325,394)
                                       -----------             -----------

Net (Loss)/Income applicable
to common stockholders                 $  (175,651)            $ 1,824,327
                                       ===========             ===========

Net (Loss)/Income per common share

  Basic                                $     (0.03)            $      0.29
                                       ===========             ===========
  Diluted                                      N/A             $      0.28
                                       ===========             ===========

Weighted average number of common
shares outstanding

  Basic                                  6,287,343               6,287,343
                                       ===========             ===========
  Diluted                                      N/A               7,646,101
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