Form 10-Q
period 2003-09-30
COMMAND SECURITY CORP
filed 2003-11-14
CIK 864509

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes   ___      No   _X_

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of November 13, 2003).

                         COMMAND SECURITY CORPORATION

                                    INDEX

PART I.  Financial Information                                      Page No.

Item 1.  Financial Statements

         Condensed Statements of Operations -
         three months and six months ended
         September 30, 2003 and 2002 (unaudited)                        2

         Condensed Balance Sheets -
         September 30, 2003 and March 31, 2003
         (unaudited)                                                    3

         Condensed Statements of Changes in
         Stockholders' Equity - six months ended
         September 30, 2003 and 2002
         (unaudited)                                                    4

         Condensed Statements of Cash Flows -
         six months ended September 30, 2003 and 2002
         (unaudited)                                                  5 - 6

         Notes to Condensed Financial Statements                      7 - 9

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition               10 - 15

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                              16

Item 4.  Controls and Procedures                                        16


PART II. Other Information

Item 1.  Legal Proceedings                                              17

Item 6.  Exhibits and Reports on Form 8-K                               17

Signatures                                                              17

Exhibit 31.1  Certification of William C. Vassell                       18
Exhibit 31.2  Certification of Graeme R. Halder                         19
Exhibit 99.1  ss.1350 Certification of William C. Vassell               20
Exhibit 99.2  ss.1350 Certification of Graeme R. Halder                 21
Exhibit 99.3  Press Release                                          22 - 23

PART I. Financial Information

Item 1. Financial Statements


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                               Three Months Ended                       Six Months Ended
                                                         -------------------------------        -------------------------------
                                                         September 30       September 30        September 30       September 30
                                                             2003               2002                2003               2002
                                                          -----------        -----------         -----------        -----------
Revenue                                                   $18,983,436        $27,470,101         $35,557,261        $55,741,253

Cost of revenue                                            15,979,450         20,766,331          29,808,797         42,680,743
                                                          -----------        -----------         -----------        -----------
Gross profit                                                3,003,986          6,703,770           5,748,464         13,060,510
                                                          -----------        -----------         -----------        -----------

Operating expenses
  General and administrative expenses                       2,604,722          3,671,677           5,327,588          6,959,270
  Provision for doubtful accounts, net                         (9,948)           888,673              62,064          1,181,716
                                                          -----------        -----------         -----------        -----------
                                                            2,594,774          4,560,350           5,389,652          8,140,986
                                                          -----------        -----------         -----------        -----------

Operating profit                                              409,212          2,143,420             358,812          4,919,524

Interest income                                                18,708             24,041              41,332             48,162
Interest expense                                             (103,259)          (142,455)           (220,026)          (340,675)
Equipment dispositions                                             -0-             6,350               9,566             10,405
                                                          -----------        -----------         -----------        -----------

Income before income taxes                                    324,661          2,031,356             189,684          4,637,416
Provision for income taxes                                    (77,454)          (874,733)            (77,454)        (1,331,072)
                                                          -----------        -----------         -----------        -----------

Net income                                                    247,207          1,156,623             112,230          3,306,344

Preferred stock dividends                                     (40,674)           (40,674)            (81,348)          (366,068)
                                                          -----------        -----------         -----------        -----------

Net income applicable to
 common stockholders                                      $   206,533        $ 1,115,949         $    30,882        $ 2,940,276
                                                          ===========        ===========         ===========        ===========

Net income per common share
  Basic                                                   $      0.03        $      0.18         $     0.005        $      0.47
                                                          ===========        ===========         ===========        ===========
  Diluted                                                 $      0.03        $      0.14         $     0.005        $      0.37
                                                          ===========        ===========         ===========        ===========

Weighted average number
 of common shares outstanding
  Basic                                                     6,287,343          6,287,343           6,287,343          6,287,343
                                                          ===========        ===========         ===========        ===========
  Diluted                                                   6,336,400          7,753,029           6,339,376          7,844,369
                                                          ===========        ===========         ===========        ===========



          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                           CONDENSED BALANCE SHEETS
                                 (Unaudited)


                                                                                                September 30,        March 31,
                                                                                                    2003               2003
                                                                                                 -----------        -----------
ASSETS
Current assets:
  Accounts receivable, net of allowance for doubtful accounts
       of $339,018 and $2,432,337 respectively                                                    14,550,500         17,527,395
  Prepaid expenses                                                                                   548,541            821,300
  Other receivables                                                                                  291,697            330,930
                                                                                                 -----------        -----------
      Total current assets                                                                        15,390,738         18,679,625
                                                                                                 -----------        -----------

Property and equipment, net                                                                          629,046            837,814
                                                                                                 -----------        -----------

Other assets:
  Intangible assets, net                                                                              96,250             75,322
  Restricted cash                                                                                    107,105            256,308
  Accounts receivable disputed, net of allowance for doubtful
     accounts of $1,000,000                                                                        1,930,379                 -0-
  Other receivables, net                                                                             588,013            505,769
  Other assets                                                                                       296,516            352,467
                                                                                                 -----------        -----------
    Total other assets                                                                             3,018,263          1,189,866
                                                                                                 -----------        -----------

Total assets                                                                                     $19,038,047        $20,707,305
                                                                                                 ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                                                                 $   930,823        $ 1,081,068
  Current maturities of long-term debt                                                               403,538            133,983
  Current maturities of obligations under capital leases                                              63,830             67,819
  Short-term borrowings                                                                            8,115,874          9,046,106
  Accounts payable                                                                                   814,801            602,096
  Due to service companies                                                                           258,195            188,095
  Preferred dividends payable                                                                         40,674             81,349
  Accrued payroll and other expenses                                                               2,707,156          3,888,284
                                                                                                 -----------        -----------
    Total current liabilities                                                                     13,334,891         15,088,800

Self-insurance reserves                                                                              393,921            563,815
Long-term debt due after one year                                                                    297,052             44,596
Obligations under capital leases due after one year                                                   14,490             43,283
                                                                                                 -----------        -----------
                                                                                                  14,040,354         15,740,494
                                                                                                 -----------        -----------

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                                                      2,033,682          2,033,682
  Common stock, $.0001 par value                                                                         629                629
  Additional paid-in capital                                                                       8,090,522          8,171,870
  Retained earnings/(deficit)                                                                     (5,127,140)        (5,239,370)
                                                                                                 -----------        -----------
   Total stockholders' equity                                                                      4,997,693          4,966,811
                                                                                                 -----------        -----------

Total liabilities and stockholders' equity                                                       $19,038,047        $20,707,305
                                                                                                 ===========        ===========



          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)


                                                                                                                     Retained
                                                               Preferred             Common         Paid-In          Earnings
                                                                 Stock               Stock          Capital          (Deficit)
                                                               ----------           --------       ----------       -----------
Balance at March 31, 2002                                      $2,033,682           $    629       $8,619,286       $(6,566,106)

Preferred stock dividends                                                                            (366,068)

Net income - six months ended
 September 30, 2002                                                                                                   3,306,344
                                                               ----------           --------       ----------       -----------

Balance at September 30, 2002                                   2,033,682                629        8,253,218        (3,259,762)

Preferred stock dividends                                                                             (81,348)

Net loss - six months ended
  March 31, 2003                                                                                                     (1,979,608)
                                                               ----------           --------       ----------       -----------

Balance at March 31, 2003                                       2,033,682                629        8,171,870        (5,239,370)

Preferred stock dividends                                                                             (81,348)

Net income - six months ended
 September 30, 2003                                                                                                     112,230
                                                               ----------           --------       ----------       -----------

Balance at September 30, 2003                                  $2,033,682           $    629       $8,090,522       $(5,127,140)
                                                               ==========           ========       ==========       ===========



          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                                      Six Months Ended
                                                                                            ------------------------------------
                                                                                            September 30,          September 30,
                                                                                                2003                   2002
                                                                                             -----------            -----------
Cash flows from operating activities:
  Net income                                                                                 $   112,230            $ 3,306,344
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                                               262,611                333,724
     Provision for doubtful accounts                                                              62,064              1,181,716
     Provision for audit contingencies                                                                 0                700,000
     Gain on equipment dispositions                                                               (9,566)               (10,405)
     Deferred income taxes                                                                             0                903,899
     Self-insurance reserves                                                                     (80,147)               141,757
     Decrease in receivables, prepaid
      expenses and deposits                                                                    1,482,139                357,040
     Decrease in accounts payable and
      other current liabilities                                                                 (461,071)              (211,871)
                                                                                             -----------            -----------
       Net cash provided by operating activities                                               1,368,260              6,702,204
                                                                                             -----------            -----------

Cash flows from investing activities:
  Purchases of equipment                                                                         (19,544)              (112,896)
  Proceeds from sale of equipment                                                                 12,364                 19,544
  Purchases of intangible assets                                                                 (58,025)               (35,000)
  Principal collections on notes receivable                                                       25,090                 32,500
                                                                                             -----------            -----------
    Net cash used in investing activities                                                        (40,115)               (95,852)
                                                                                             -----------            -----------

Cash flows from financing activities:
  Net repayments on line-of-credit                                                              (689,964)            (4,490,415)
  Decrease in cash overdraft                                                                    (150,245)              (569,555)
  Principal payments on other borrowings                                                        (333,132)            (1,184,806)
  Principal payments on capital lease obligations                                                (32,782)               (76,856)
  Payment of preferred stock dividends                                                          (122,022)              (284,720)
                                                                                             -----------            -----------
    Net cash used in financing activities                                                     (1,328,145)            (6,606,352)
                                                                                             -----------            -----------

Net change in cash
 and cash equivalent                                                                                  -0-                    -0-
Cash and cash equivalents
 at beginning of period                                                                               -0-                    -0-
                                                                                             -----------            -----------
Cash and cash equivalents
     at end of period                                                                        $        -0-           $        -0-
                                                                                             ===========            ===========



          See accompanying notes to condensed financial statements.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:

                               2003                   2002
                             ---------              ---------
Interest                     $ 225,763              $ 372,322
Income taxes                   171,754                 50,000




Supplemental Schedule of Non-Cash Investing and Financing Activities

During the six months ended September 30, 2003, the Company reclassified $1,930,379 of accounts receivable from current assets to other assets in connection with the FAA disputed billings. This amount has been excluded from the condensed statements of cash flows presented.

During the six months ended September 30, 2003, the Company agreed to a settlement with the OGS in the amount of $600,000. This amount had been accrued for during the year ended March 31, 2003 and included in other payables. A portion of the agreement calls for 21 monthly payments totaling $527,000, commencing December 1, 2003. This amount has been excluded from the change in other payables and proceeds from long-term debt financing on the condensed statements of cash flows presented.

For the six months ended September 30 2002, the Company purchased transportation and office equipment with direct installment and lease financing of $29,355.

The Company may obtain short-term financing to meet its insurance needs. For the six months ended September 30, 2003 and 2002, $87,875 and $73,548, respectively, were borrowed for this purpose. These borrowings have been excluded from the condensed statements of cash flows.

For the six months ended September 30, 2003 and 2002, the Company accrued dividends of $81,348 on its Series A convertible preferred stock. These charges to paid-in capital and credits to dividends payable have been excluded in the condensed statements of cash flows.

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

     The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at September 30, 2003, and for the period then ended. All such adjustments are of a normal recurring nature.


1.)  Short Term Notes Payable:

     In November, 2000, the Company entered into a three year agreement with LaSalle Business Credit, Inc. ("LaSalle") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. The agreement was modified in January, 2002 and again in March, 2002 to provide for a $250,000 over-advance and to expand the definition of eligible accounts receivable. At September 30, 2003, the Company had used $8,115,874 of this line, representing approximately 89% of its maximum borrowing capacity. Interest is payable at Prime plus 0.5% (4.5% at September 30, 2003). The line is collateralized by customer accounts receivable and substantially all other assets of the Company. The agreement with LaSalle expired on November 1, 2003. A one month extension until December 1, 2003 was granted by LaSalle to allow the Company time to complete financing with a new financial institution and it is expected that a new agreement will be in place prior to the end of November 2003.


2.)  Net Income per Common Share:

     Under the requirements of Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the three months and six months ended September 30, 2003 because of the effect of the assumed issuance of common shares would have if the outstanding stock options and warrants were exercised. The preferred stock conversions were not included in the diluted earnings per share as they were antidilutive.


3.)  Preferred Stock

     The Company has issued and outstanding 12,325 shares of Series A Preferred Stock. The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share, or $2,033,682. The Company had suspended payment of preferred dividends as of July 1, 2000, until it could re-establish sufficient surplus in accordance with applicable regulations. This was achieved and total arrears of $284,720 were paid during the June 2002 quarter. As of September 30, 2003, the Company owed its preferred stockholder $40,674, representing the dividend accrued for the quarter ended September 30, 2003.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


4.)  Self-Insurance

     The Company has an insurance policy to cover workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers compensation related losses incurred included in cost of sales were $1,530,370 and $1,509,787 for the six months ended September 30, 2003 and 2002, respectively.

     The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5 million per occurrence and $10 million in the aggregate (reduced to $5 million as of October 1, 2002) on a per project basis. On the airport related business, as of October 1, 2002 the Company acquired a policy with a $25 million limit per occurrence. Prior to December 1, 2001, the Company had limits of $1 million per occurrence and $10 million in the aggregate. Prior to October 1, 2001, the Company also had coverage under an excess general liability insurance policy that covered claims for an additional $50 million in the aggregate. The impact of the September 11 tragedy meant that this umbrella coverage was no longer available to the Company at an acceptable premium at the time of policy renewal (October 1, 2001). This coverage has become more affordable and the Company has an excess general liability insurance policy that covers aviation claims for an additional $25 million in the aggregate as of October 1, 2003. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy and $10,000 on the aviation related policy ($50,000 for claims based on losses incurred prior to October 1, 2000). Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimating losses incurred but not yet reported to the Company.

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


5.)  Contingent Liabilities:

     The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which do not lead to substantial damages being awarded. The Company maintains general liability, casualty and worker's compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $50,000 for cases before October 1, 2000, and $25,000 per occurrence on the non-aviation related claims and $10,000 on the aviation related claims for cases after that date. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely effected by a poor claims history.

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

     The Company was subject to an audit by the New York State Attorney General's office relative to the provision of services to New York State under the Office of General Services (OGS) requirements. A settlement was reached with the Attorney General's Office calling for a penalty provision in the amount of $73,000 to be paid over a three month period and a note provision in the amount of $527,000 to be paid with twenty-one monthly payments of approximately $27,000 including interest at 9%, commencing December 1, 2003.

     An audit of the Company's FAA contract for pre-board screening services was completed during December 2002. Based on initial audit findings of the Defense Contract Audit Agency (DCAA), the FAA had indicated that approximately $5.2 million of billing was not supported by the Company's accounting records and consequently the FAA held back $2.9 million of payment on final invoices until the audit is resolved. The Company is continuing negotiations with the Defense Contract Management Agency
     (DCMA) over the disputed billings on the FAA contract for pre-board screening services. Steps have been taken to ensure we achieve a fair and equitable solution to our claim for costs incurred. This includes retaining a firm of lawyers based in Washington to consider our options. They have themselves retained a firm of accountants who have experience in dealing with the DCMA to settle a dispute over the same issue with another security company. During our discussions, we received written correspondence from the DCMA indicating revised rates and a total contract price of $30.3 million compared to original billings of $33.8 million, a difference of $3.5 million. We continue to negotiate with the DCMA to prove additional costs we believe are not adequately reflected in their latest offer. A formal submission was made on November 4, 2003, outlining our claims for additional costs over and above those reflected in the total contract price of $30.3 million. The total of the additional costs claimed are over $3.1 million and will be the subject of further negotiation. Our reserves remain unchanged on this issue at $1.0 million, however the upper range has been increased by $0.2 million to $2.4 million.


6.)  Accounts receivable disputed

     Accounts receivable disputed in the amount of $1,930,379 represents the balance reported by the Company, net of a $1,000,000 provision, as due from the FAA in connection with pre-board screening services rendered under a contract completed during November 2002. The final contract amount is currently the subject of negotiation with the Defense Contract Management Agency (DCMA). Refer to note 5, Contingent Liabilities for details regarding the status of the dispute.

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

Prepaid Expenses

     A significant new contract commenced in August 2003. Due to the size of the costs relating to this contract (uniforms, radios, etc), $264,781 was capitalized and is to be written off over its estimated useful life of 12 months. The expense reported amounted to $44,130 for the quarter ended September 30, 2003.


Results of Operations

Revenue

     Revenue decreased by $8,486,665 or 30.9% for the quarter ended September 30, 2003, to $18,983,436 from $27,470,101 in 2002. The major component of the decrease in the current quarter was the federalization of pre-board screening at US airports in November 2002. These services accounted for approximately $10,673,000 of the September 2002 quarter end revenue. Underlying revenues excluding these services therefore rose by $2,186,000 or 13.0%. The reason for the increase was additional revenue from the Aviation division partly offset by a reduction of $524,000 in the Guard division reflecting the cancellation of certain contracts at lower margins than we required to make an adequate return.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     For the six months ended September 30, 2003, revenue decreased by $20,183,992 or 36.2% to $35,557,261 from $55,741,253 for the six months ended
September 30, 2002. The reasons for the change were the same as those that impacted the second quarter revenues. Pre-board screening revenues in the six months ended 2002 were approximately $24,224,000. Underlying revenues excluding these services increased by $4,040,000 or 12.8%. This increase was due to additional revenues from other services provided by our Aviation division to the airline industry including baggage handling, wheelchair services and document verification. Underlying Aviation revenues rose by $5,182,000 offset by reductions in the Guard division ($1,036,000) and the closure of the National Accounts division ($109,000).


Gross Profit

     It is not practical to ascertain the Gross Profit performance excluding the FAA revenues for pre-board screening services as several direct costs were shared between FAA and non-FAA continuing services in the Aviation division. The published Gross Profit decreased by $3,699,784 to $3,003,986 (15.82% of revenue) for the quarter ended September 30, 2003, from $6,703,770 (24.40% of revenue) for the quarter ended September 30, 2002. Overall the gross profit of 15.82% was in line with expectations expressed in the June 2003 10Q of around 16%. This in turn was slightly lower than previously estimated due to recently won contracts in the Aviation division being at a lower margin than the average for the division.

     For the six months ended September 30, 2003, gross profit decreased by $7,312,046 to $5,748,464 (16.17% of revenue) compared to $13,060,510 or
23.43% of revenue for the six months ended September 30, 2002. The reduction in the margin for the six month period was for the same reason as that outlined above for the quarter.


General and Administrative Expenses

     General and administrative expenses were $2,604,722 (13.72% of revenue) compared to $3,671,677 (13.37% of revenue) for the quarter ended September 30, 2002, a decrease of $1,066,955. The reduction primarily resulted from the removal of costs associated with the increase in revenue in 2002. The cost in the quarter ended September 2003 of 13.72% of revenue compares to 16.43% of revenue for the previous quarter ended June 30, 2003. The margin improvement in general and administrative expenses reflects cost reductions implemented in June 2003 in the light of the losses incurred in the first quarter of 2003/04. These losses were the result of the negative impact of the Iraq war and the SARS epidemic as well as a weak economy and a troubled airline industry. The cost reductions coincided with an improvement in these factors and combined with improved revenues, up 15% between the first and second quarters of 2003/04.

     For the six months ended September 30, 2003, general and administrative expenses decreased by $1,632,682 to $5,327,588, compared to $6,959,270 for the six months ended September 30, 2002. The major reasons for the reduction were the reduced revenues following federalization and the impact in the second quarter of the cost reductions implemented in June 2003.


Provision for Doubtful Accounts (Net)

     The provisions for doubtful accounts decreased by $898,621 to a credit of $9,948 for the quarter ended September 30, 2003, compared to a charge of $888,673 in 2002. For the six months ended September 30, 2003, the provision for doubtful accounts fell by $1,119,652 to $62,064 compared to $1,181,716 for the six months ended September 30, 2002. The credit of $9,948 reflects a current provision for bad debt of $22,426 offset by an estimated recovery of $33,374 on some of the older aviation debt balances that were reserved for at the March 2003 year end. The cost for 2002 was unusually high due mainly to aviation bankruptcies (including US Airways) and write-offs in balances on the closed National Accounts division and closed guard branches, which were not considered recoverable.

     We periodically evaluate the requirement for providing for credit losses on our accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will increase in future periods nor do we believe that the current period decrease is indicative of a trend.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Interest Income

     Interest income in the quarter ended September 30, 2003 of $18,708 was $5,332 less than the previous year of $24,040. For the six months ended September 30, 2003, interest income fell by $6,830 to $41,332 compared to $48,162 the previous year.


Interest Expense

     Interest expense decreased to $103,259 for the 2003 quarter from $142,454 the previous year, a reduction of $39,195. For the six months ended September 30, 2003, interest expense fell by $120,649 to $220,026 from $340,675 for the six months ended September 30, 2002. The decrease primarily arose from lower average borrowing on the line of credit with LaSalle and from a lowering of the base rate of interest. The rate paid currently stands at 4.50% compared to an average of approximately 5.25% in the same period last year.


Equipment Dispositions

     There were no disposals in the quarter ended September 30, 2003 compared to a gain on equipment dispositions of $6,350 in the quarter ended September 30, 2002. Cumulatively, the gain of $9,566 in 2003 was $839 less than the gain of $10,405 in 2002.


Liquidity and Capital Resources

     We pay our guard employees and those of our administrative service clients on a weekly basis, while our customers and the customers of administrative service clients pay for the services of such employees generally within 65 days after billing by the Company. In order to fund our payroll and operations, we maintain a commercial revolving loan arrangement, currently with LaSalle Business Credit, Inc. (LaSalle).

     The LaSalle loan agreement provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. LaSalle also provided a term loan in the amount of $3,000,000. This was repaid during the 2002/03 fiscal year. The revolving loan bears interest at prime plus 0.5%. All loans are collateralized by a pledge of the Company's accounts receivable and other assets. Although the loan agreement expired on November 1, 2003, LaSalle has extended it until December 1, 2003 to allow time to close with a new lender. We are in the process of completing this process with a new lender who has received internal committee authorization to proceed to closing. The new agreement is planned to close before the end of November 2003. The new financing arrangement is anticipated to provide a borrowing facility based on eligible accounts receivable comparable to the existing agreement with LaSalle. However, the interest rate is expected to be 0.75% higher, which will have an estimated negative impact on earnings and cash flows of approximately $65,000 per year based on current borrowing requirements.

     At September 30, 2003, we had borrowed $8,115,874 representing approximately 89% of our maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the loan and security agreement.

     The Company signed a note in connection with the OGS settlement in the amount of $527,000. The note calls for twenty-one monthly payments in the amount of $27,217 including interest at 9% per annum. The payments commence December 1, 2003 and are expected to be financed with cash flows from continuing operations.

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

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Our operations for the six months ended September 30, 2003, resulted in an operating profit of $358,812, a decrease of $4,560,712 compared to a profit of $4,919,524 for the six months ended September 30, 2002. The decrease is primarily due to the loss of pre-board screening business following completion of federalization by the US government in November 2002, partly offset by additional other aviation revenues and better cost control. Working capital decreased by $1,534,978 to $2,055,847 as of September 30, 2003, from $3,590,825 as of March 31, 2003 primarily due to the disputed debt from the FAA being reclassified as a long term asset. We experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $930,823 as of September 30, 2003, compared to $1,081,068 at March 31, 2003. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

     This Section, Management's Discussion and Analysis of Results of Operations and Financial Condition, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

     Our outlook on revenues is largely dependent upon our ability to win additional revenue in the Guard and Aviation divisions at acceptable margins while minimizing further contract terminations. The revenues of the Guard division decreased over the past year as we eliminated contracts with unacceptable margins and worked to increase both margin and net profitability. The focus now is to increase revenue as branch manager's work to sell new business while retaining good contracts. The airline industry shows signs of improvement and demand for our services has held steady over recent months. We unfortunately lost a wheelchair contract at the Thomas Bradley terminal in LAX during September 2003 due to price pressures and the government put a temporary hold on the transit without Visa's program in August 2003. These factors have reduced our previous estimated annualized revenues by about $3 million to just over $77 million.

     We continue to invest approximately $200,000 per annum to support our attempts to secure contracts from the Department of Homeland Security and other government departments. We started the process of submitting bids in the first quarter of 2003/04 and although we do not expect to win any contracts in the short term, we are developing our contacts and experience. We believe this to be an area of tremendous opportunity over the next few years given the heightened focus on security in the US and the creation of the Department for Homeland Security.

     We expected margins post the federalization of pre-board screening services to stabilize at between 16 and 17%, which proved to be the case in the first quarter of the 2003/04 fiscal year. We expected some reduction over the second quarter as recently won contracts in the Aviation division were at a lower margin than the average for the division. The pressure on the airline industry to reduce their cost base remains high and this might have an adverse impact over the remainder of 2003/04. Overall, however, we continue to expect margins for 2003/04 of approximately 16%.

     A cost reduction program was completed in June 2003 in the light of reduced revenues and the loss in the first quarter. We saw the benefit of these reductions in our general and administrative expenses for the second quarter of 2003/04. We expect our general and administrative expenses to remain at a similar level of revenue as that achieved in the second quarter at around 14%.

     Overall, we expect to remain profitable from the second quarter of 2003/04 onwards as the benefit of increased revenues and reduced costs combine to deliver a positive level of net income. This assumes that there is no material change in the current level of revenue, nor any exceptional charges. We are currently looking at additional sources of finance to strengthen our balance sheet and to ensure we have the capacity to fund further contract wins in the Guard or Aviation divisions as well as in the new area of government contracts.

     Reliance has decided to sell its investment in the Company. In November 2001, following the September 11 tragedy, the US government enacted legislation to federalize pre-board screening services at US airports. As part of the legislation, there was a restriction on companies with a significant foreign ownership (defined as greater than 25%) from providing services on many security contracts in the US. This would include those issued by the Department of Homeland Security, as well as the US airports when they have the right to opt out from federalization from November 2004. For this reason, the Reliance Board concluded that it was in the best interests of both Command and Reliance to dispose of its interest in Command.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Reliance has therefore instructed advisors in the US to assist with the sale in a private transaction. The Company is assisting with this process, as well as looking at alternative sources of finance to allow it to complete the disposal and fund future growth.

     Reliance's interests consist of 1,632,339 shares of common stock, 12,325 shares of preferred stock and warrants covering 2,448,092 shares exercisable at $1.25 per share. The Company and William C. Vassell, its President, CEO and Chairman, entered into a Shareholder's Agreement dated September 12, 2000 with Reliance. This Shareholder Agreement makes provision for a seven person board and grants Mr. Vassell and Reliance the ability to each designate three nominees to the board plus one independent nominee to be jointly selected. The Shareholder's Agreement also addresses the rights of Mr. Vassell and Reliance in the event of his termination and contains a right of refusal in the event of a sale of the securities covered by the agreement. The full text of the Shareholder's Agreement is available as Exhibit 99.19 on the Company's Form 8K filed September 27, 2000. A copy of this agreement will be provided upon request directed to Graeme Halder, Chief Financial Officer at the Company's headquarters, 845-454-3703. It may also be obtained on line at www.sec.gov/edgar.shtml.

     It is expected, but there is no assurance at this time, that any purchaser of Reliance's interests in the Company will do so subject to the terms of the Shareholder's Agreement. If Reliance is successful in selling its interests in Command, management expects such sale will constitute a change in control of the Company for Securities and Exchange Commission reporting purposes and the Company would file a Form 8K which will contain the details of any such transaction. The Company's Board of Directors, subject to the advice and direction of the Board's Independent Committee of Directors, will evaluate any sale of Reliance's interests. It is assumed that any purchaser will seek approval from the Company's Board of Directors. At this time, management does not expect that any such transaction will require shareholder approval.


Forward Looking Statements

     Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10Q and in particular those under the heading "Outlook," contain forward-looking statements. These are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates, management's beliefs, and assumptions made by management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. While we believe these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to our industry. Future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Regulation

     Management's evaluation of the Company's present status and future prospects is dependent upon the assumption that the current regulation and federalization of pre-board screening services previously provided by the Company will not be expanded into other areas such as general security and baggage handling at aviation facilities. Such increased regulation or federalization would have a material adverse impact on the Company's liquidity, results of operations and financial condition.

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

New Financing

     If the new financing is delayed or does not close, the Company would try to negotiate a further extension of the LaSalle facility. There can be no assurance that such an extension would be obtained. However, given the Company's continuing good faith efforts to obtain new financing, management would expect to be able to obtain an extension for a short period of time. The costs of any such extension, if any, cannot be estimated at this time. If an extension were not obtained, the consequences on the Company would be significant in that its source of working capital would be eliminated. Operations would cease and the impact on the Company's results of operation and financial condition would be materially adverse.

Catastrophic Events

     The Company is exposed to potential claims for catastrophic events, such as a hijacked airplane, based upon allegations that the Company failed to perform its services in accordance with contractual or industry standards. The Company's insurance coverage limits are currently $5 million per occurrence and $10 million in the aggregate (reduced to $5 million effective October 1, 2002 for non-aviation and increased to $25 million for aviation related services) on a per project basis (now back to $50 million as of October 1, 2003).

     Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10-Q and 8-K (all as filed with the Securities and Exchange Commission from time to time).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with LaSalle Business Credit, Inc. Based on the Company's interest rate at September 30, 2003 and average outstanding balances during the six months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $21,250 over the next three months.


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

     This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. The evaluation concluded further that during the quarter ended September 30, 2003, there were no changes in the Company's internal control over financial reporting or in other factors that have, or are reasonably likely to, materially affect said control.

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

          Exhibit 99.3 Press Release dated November 14, 2003.

     (2)  Reports on Form 8-K

          None




                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COMMAND SECURITY CORPORATION


Date: November 14, 2003          By: /s/ William C. Vassell
                                 ---------------------------------------------
                                 William C. Vassell, Chairman, President & CEO


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

     4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the internal control over financial reporting; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were material changes in internal control over financial reporting or in other factors that could materially affect said control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2003

/s/ William C. Vassell
---------------------------
William C. Vassell
Principal Executive Officer

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

     4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the internal control over financial reporting; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were material changes in internal control over financial reporting or in other factors that could materially affect said control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2003

/s/ Graeme R. Halder
---------------------------
Graeme R. Halder
Principal Financial Officer

                                                                 Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Command Security Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William C. Vassell, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, certify, pursuant to 18
U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)  The Report fully complies with the requirements of section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: November 14, 2003                 By: /s/ William C. Vassell
                                        --------------------------------------
                                        William C. Vassell, President, CEO and
                                        Chairman of the Board

                                                                 Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Command Security Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Graeme Halder, Chief Financial Officer of the Company, certify, pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)  The Report fully complies with the requirements of section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: November 14, 2003                 By: /s/ Graeme Halder
                                        --------------------------------------
                                        Graeme Halder, Chief Financial Officer

                                                                 Exhibit 99.3

FOR IMMEDIATE RELEASE

CONTACT:        William C. Vassell           Donald Radcliffe
                Chairman & President         Radcliffe & Associates, Inc.
                Tel: (845) 454-3703          Tel: (212) 605-0201


                           COMMAND SECURITY REPORTS
                        SECOND FISCAL QUARTER RESULTS

                - Return to Profitability
                - Revenues Increase 14.5% from Prior Quarter
                - Reduced G&A Expenses


Lagrangeville, New York *** November 14, 2003 *** Command Security Corporation (OTCBB: CMMD) announced today its results for the second fiscal quarter ended September 30, 2003. The Company returned to profitability during the quarter earning $206,533 or 0.03 per basic share.

Due to the federalization of the pre-board screening business in November 2002, revenues for the quarter decreased to $19.0 million from the $27.5 million recorded in the same period of the prior fiscal year. Excluding the pre-board screening revenues lost to federalization, revenue would have increased 13.0% from the September 2002 quarter. Revenues also increased by more than $2.4 million or 14.5% from the revenue reported during the June 2003 quarter.

For the six month period, revenue decreased to $35.6 million from the $55.7 million recorded in the same period of the prior fiscal year. Revenue for the six month period would have increased by $4.0 million or 12.8% excluding pre-broad screening revenues reported in last year's revenue.

Gross profit for the quarter decreased to $3.0 million (15.82% of revenue) from the $6.7 million (24.40% of revenue) recorded in the same period in the prior fiscal year. For the six month period gross profit was $5.7 million (16.17% of revenue) compared to $13.1 million (23.43% of revenue) in the same period of the prior fiscal year.

General and Administrative Expenses as a percentage of revenue for the quarter ended September 30, 2003 were 13.72% of revenue compared to 16.43% of revenue recorded in the prior quarter ended June 30, 2003 reflecting cost reductions which were implemented in June 2003.

Commenting on the results, Chairman and President William C. Vassell said. "We are very pleased to have returned to profitability and expect to remain profitable through the remainder of the year. Revenues from our Aviation business continue to grow in the non- screening areas and this, combined with cost reduction measures have returned us to profitability. We are actively pursuing Homeland Security Contracts which are a major opportunity for the Company."


                         COMMAND SECURITY CORPORATION


                                             Three Months Ended            Six Months Ended
                                                 September 30,               September 30,
                                          -------------------------   -------------------------
                                              2003          2002          2003          2002
                                          -----------   -----------   -----------   -----------
Revenue                                   $18,983,436   $27,470,101   $35,557,261   $55,741,253
Operating Profit                              409,212     2,143,420       358,812     4,919,524
Net Income                                    247,207     1,156,623       112,230     3,306,344
Preferred stock dividends                     (40,674)      (40,674)      (81,348)     (366,068)
                                          -----------   -----------   -----------   -----------

Net income applicable to
  common stockholders                     $   206,533   $ 1,115,949   $    30,882   $ 2,940,276
                                          ===========   ===========   ===========   ===========

Net income per common share

Basic                                     $      0.03   $      0.18   $      0.01   $      0.47
                                          ===========   ===========   ===========   ===========
Diluted                                   $      0.03   $      0.14   $      0.01   $      0.37
                                          ===========   ===========   ===========   ===========

Weighted average number of
  common shares outstanding

Basic                                       6,287,343     6,287,343     6,287,343     6,287,343
                                          ===========   ===========   ===========   ===========
Diluted                                     6,336,400     7,753,029     6,339,376     7,844,369
                                          ===========   ===========   ===========   ===========





About Command

Command Security Corporation provides security services through company-owned offices in New York, New Jersey, California, Illinois, Connecticut, Florida, Massachusetts, Pennsylvania, Maryland and Oregon.

Statements in this press release other than statements of historical fact are "forward-looking statements." Such statements are subject to certain risks and uncertainties including the demand for the Company's services, litigation, labor market, and other risk factors identified from time to time in the Company's filings with the Securities and Exchange Commission that could cause actual results to differ materially from any forward looking statements. These forward-looking statements represent the Company's judgment as of the date of this release. The Company disclaims, however, any intent or obligation to update these forward-looking statements. For more information concerning the Company, please refer to its website at www.commandsecurity.com and to the Edgar website www.sec.gov/edgar.shtml.