Form 10-Q
period 2003-12-31
COMMAND SECURITY CORP
filed 2004-02-13
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ---------

                                  FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ___       No _X_

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,287,343 (as of February 13, 2004).

                         COMMAND SECURITY CORPORATION

                                    INDEX

PART I.  Financial Information                                        Page No.

Item 1.  Financial Statements

         Condensed Statements of Operations -
         three months and nine months ended
         December 31, 2003 and 2002 (unaudited)                          2

         Condensed Balance Sheets -
         December 31, 2003 and March 31, 2003
         (unaudited)                                                     3

         Condensed Statements of Changes in
         Stockholders' Equity - nine months ended
         December 31, 2003 and 2002 (unaudited)                          4

         Condensed Statements of Cash Flows -
         nine months ended December 31, 2003 and 2002
         (unaudited)                                                   5 - 6

         Notes to Condensed Financial Statements                       7 - 9

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                10 - 15

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                              16

Item 4.  Controls and Procedures                                        16


PART II. Other Information

Item 1.  Legal Proceedings                                              17

Item 6.  Exhibits and Reports on Form 8-K                               17

Signatures                                                              17

Exhibit 31.1  Certification of William C. Vassell                       18
Exhibit 31.2  Certification of Graeme R. Halder                         19
Exhibit 99.1  ss.1350 Certification of William C. Vassell               20
Exhibit 99.2  ss.1350 Certification of Graeme R. Halder                 21

PART I.  Financial Information
Item 1.  Financial Statements


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                        Three Months Ended                       Nine Months Ended
                                                   ------------------------------         ------------------------------
                                                   December 31        December 31         December 31        December 31
                                                       2003               2002                2003               2002
                                                   -----------        -----------         -----------        -----------

Revenue                                            $20,609,953        $20,969,586         $56,167,214        $76,710,839

Cost of revenue                                     17,808,982         17,353,968          47,617,779         60,034,711
                                                   -----------        -----------         -----------        -----------
Gross profit                                         2,800,971          3,615,618           8,549,435         16,676,128
                                                   -----------        -----------         -----------        -----------

Operating expenses
  General and administrative expenses                2,739,382          3,135,968           8,066,970         10,095,238
  Provision for doubtful accounts, net                 (87,621)           162,803             (25,557)         1,344,519
                                                   -----------        -----------         -----------        -----------
                                                     2,651,761          3,298,771           8,041,413         11,439,757
                                                   -----------        -----------         -----------        -----------

Operating profit                                       149,210            316,847             508,022          5,236,371

Interest income                                         27,721             20,023              69,053             68,185
Interest expense                                      (141,175)          (103,000)           (361,201)          (443,675)
Equipment dispositions                                     150                522               9,716             10,927
                                                   -----------        -----------         -----------        -----------
Income before income taxes                              35,906            234,392             225,590          4,871,808
Provision for income taxes                             (10,772)            (2,216)            (88,226)        (1,333,288)
                                                   -----------        -----------         -----------        -----------

Net income                                              25,134            232,176             137,364          3,538,520

Preferred stock dividends                              (40,673)           (40,674)           (122,021)          (406,742)
                                                   -----------        -----------         -----------        -----------

Net income/(loss) applicable to
 common stockholders                               $   (15,539)       $   191,502         $    15,343        $ 3,131,778
                                                   ===========        ===========         ===========        ===========

Net income/(loss) per common share
  Basic                                            $      0.00        $      0.03         $      0.00        $      0.50
                                                   ===========        ===========         ===========        ===========
  Diluted                                          $       N/A        $      0.03         $      0.00        $      0.46
                                                   ===========        ===========         ===========        ===========

Weighted average number
 of common shares outstanding
  Basic                                              6,287,343          6,287,343           6,287,343          6,287,343
                                                   ===========        ===========         ===========        ===========
  Diluted                                                  N/A          7,601,970           6,333,565          7,749,783
                                                   ===========        ===========         ===========        ===========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                           CONDENSED BALANCE SHEETS
                                 (Unaudited)


                                                                                 December 31,         March 31,
                                                                                     2003               2003
                                                                                 -----------        -----------

ASSETS

Current assets:
  Accounts receivable, net of allowance for doubtful accounts
    of $356,264 and $2,432,337 respectively                                      $16,765,754        $17,527,395
  Prepaid expenses                                                                 1,164,096            821,300
  Other receivables                                                                  394,172            330,930
                                                                                 -----------        -----------
      Total current assets                                                        18,324,022         18,679,625
                                                                                 -----------        -----------

Property and equipment, net                                                          555,476            837,814
                                                                                 -----------        -----------

Other assets:
  Intangible assets, net                                                             332,547             75,322
  Restricted cash                                                                    107,464            256,308
  Accounts receivable disputed, net of allowance for billing
    adjustments of $1,000,000                                                      1,930,379                 -0-
  Other receivables, net                                                             348,941            505,769
  Other assets                                                                       441,365            352,467
                                                                                 -----------        -----------
    Total other assets                                                             3,160,696          1,189,866
                                                                                 -----------        -----------

Total assets                                                                     $22,040,194        $20,707,305
                                                                                 ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                                 $   801,855        $ 1,081,068
  Current maturities of long-term debt                                               330,191            133,983
  Current maturities of obligations under capital leases                              59,871             67,819
  Short-term borrowings                                                           10,438,764          9,046,106
  Accounts payable                                                                   763,505            602,096
  Due to service companies                                                            98,719            188,095
  Preferred dividends payable                                                         81,348             81,349
  Accrued payroll and other expenses                                               3,880,481          3,888,284
                                                                                 -----------        -----------
    Total current liabilities                                                     16,454,734         15,088,800

Self-insurance reserves                                                              385,123            563,815
Long-term debt due after one year                                                    213,752             44,596
Obligations under capital leases due after one year                                    4,431             43,283
                                                                                 -----------        -----------
                                                                                  17,058,040         15,740,494

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                                      2,033,682          2,033,682
  Common stock, $.0001 par value                                                         629                629
  Additional paid-in capital                                                       8,049,849          8,171,870
  Retained earnings/(deficit)                                                     (5,102,006)        (5,239,370)
                                                                                 -----------        -----------
   Total stockholders' equity                                                      4,982,154          4,966,811
                                                                                 -----------        -----------

Total liabilities and stockholders' equity                                       $22,040,194        $20,707,305
                                                                                 ===========        ===========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)


                                                                                                   Retained
                                             Preferred             Common         Paid-In          Earnings
                                               Stock               Stock          Capital          (Deficit)
                                             ----------           --------       ----------       -----------

Balance at March 31, 2002                    $2,033,682           $    629       $8,619,286       $(6,566,106)

Preferred stock dividends                                                          (406,742)

Net income - nine months ended
 December 31, 2002                                                                                  3,538,520
                                             ----------           --------       ----------       -----------

Balance at December 31, 2002                  2,033,682                629        8,212,544        (3,027,586)

Preferred stock dividends                                                           (40,674)

Net loss - three months ended
  March 31, 2003                                                                                   (2,211,784)
                                             ----------           --------       ----------       -----------

Balance at March 31, 2003                     2,033,682                629        8,171,870        (5,239,370)

Preferred stock dividends                                                          (122,021)

Net income - nine months ended
 December 31, 2003                                                                                    137,364
                                             ----------           --------       ----------       -----------

Balance at December 31, 2003                 $2,033,682           $    629       $8,049,849       $(5,102,006)
                                             ==========           ========       ==========       ===========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                     Nine Months Ended
                                                                            ----------------------------------
                                                                            December 31,           December 31,
                                                                                2003                   2002
                                                                            -----------            -----------

Cash flows from operating activities:
  Net income                                                                $   137,364            $ 3,538,520
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                              367,209                483,436
     Provision for doubtful accounts                                            (25,557)             1,344,519
     Provision for audit contingencies                                               -0-               700,000
     Gain on equipment dispositions                                              (9,716)               (10,927)
     Deferred income taxes                                                           -0-               983,067
     Self-insurance reserves                                                    (34,415)                33,516
     (Increase)/Decrease in receivables, prepaid
      expenses and deposits                                                    (460,166)             3,968,963
     Increase/(Decrease) in accounts payable and
      other current liabilities                                                 446,953             (1,681,557)
                                                                            -----------            -----------
       Net cash provided by operating activities                                421,672              9,359,537
                                                                            -----------            -----------

Cash flows from investing activities:
  Purchases of equipment                                                        (29,406)              (126,293)
  Proceeds from sale of equipment                                                12,514                 20,066
  Principal collections on notes receivable                                      37,825                 45,000
                                                                            -----------            -----------
    Net cash provided by/(used in) investing activities                          20,933                (61,227)
                                                                            -----------            -----------

Cash flows from financing activities:
  Net advances/(repayments) on line-of-credit                                 1,035,954             (5,678,787)
  Decrease in cash overdraft                                                   (279,213)            (1,066,591)
  Debt issuance costs                                                          (315,488)               (95,000)
  Principal payments on other borrowings                                       (715,036)            (1,982,115)
  Principal payments on capital lease obligations                               (46,800)              (109,749)
  Payment of preferred stock dividends                                         (122,022)              (366,068)
                                                                            -----------            -----------
    Net cash used in financing activities                                      (442,605)            (9,298,310)
                                                                            -----------            -----------

Net change in cash
 and cash equivalent                                                                 -0-                    -0-
Cash and cash equivalents
 at beginning of period                                                              -0-                    -0-
Cash and cash equivalents
 at end of period                                                           $        -0-           $        -0-
                                                                            ===========            ===========


          See accompanying notes to condensed financial statements.

                                                                  (Continued)


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:


                                                                                2003                   2002
                                                                            -----------            -----------

Interest                                                                    $   361,201            $   483,415
Income taxes                                                                    203,063                 75,000



Supplemental Schedule of Non-Cash Investing and Financing Activities

During the nine months ended December 31, 2003, the Company refinanced its line of credit agreement from LaSalle to CIT, the proceeds in the amount of $8,723,102 have been excluded from net advances/(repayments) on line of credit, on the condensed statement of cash flows presented.

During the nine months ended December 31, 2003, the Company reclassified $1,930,379 of accounts receivable from current assets to other assets in connection with the FAA disputed billings. This amount has been excluded from the condensed statements of cash flows presented.

During the nine months ended December 31, 2003, the Company agreed to a settlement with the OGS in the amount of $600,000. This amount had been accrued for during the year ended March 31, 2003 and included in other payables. A portion of the agreement calls for 21 monthly payments totaling $527,000, commencing December 1, 2003. This amount has been excluded from the change in other payables and proceeds from long-term debt financing on the condensed statements of cash flows presented.

For the nine months ended December 31 2002, the Company purchased transportation and office equipment with direct installment and lease financing of $29,355.

The Company may obtain short-term financing to meet its insurance needs. For the nine months ended December 31, 2003 and 2002, $910,104 and $744,217, respectively, were borrowed for this purpose. These borrowings have been excluded from the condensed statements of cash flows.

For the nine months ended December 31, 2003 and 2002, the Company accrued dividends of $122,021 and $40,674 respectively on its Series A convertible preferred stock. These charges to paid-in capital and credits to dividends payable have been excluded in the condensed statements of cash flows.

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

        The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at December 31, 2003, and for the period then ended. All such adjustments are of a normal recurring nature.


1.)  Short Term Notes Payable:

     On December 12 2003, the Company entered into a three year agreement with CIT Group/Business Credit, Inc. ("CIT") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. At December 31, 2003, the Company had used $9,841,792 of this line, representing approximately 81% of its maximum borrowing capacity. Interest is payable at Prime plus 1.25% (5.25% at December 31, 2003). The line is collateralized by customer accounts receivable and substantially all other assets of the Company.

     The previous agreement with LaSalle Business Credit, Inc ("LaSalle") was terminated, which provided for financing of eligible accounts receivable, as defined, but in no event in excess of $15 million. Interest was payable at prime plus 0.5%. The line was collateralized by customer accounts receivable and substantially all other assets of the company. This agreement was scheduled to expire on November 1, 2003 but was extended to December 12, 2003 to enable the company to complete the closing with CIT.


2.)  Net Income per Common Share:

     Under the requirements of Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation of basic earnings per share. Diluted earnings per share are presented for the three months and nine months ended December 31, 2003 because of the effect the issuance of common shares would have if the outstanding stock options and warrants were exercised. The preferred stock conversions were not included in the diluted earnings per share as they were antidilutive.


3.)  Preferred Stock

     The Company has issued and outstanding 12,325 shares of Series A Preferred Stock. The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly. Upon liquidation or redemption the Series A Preferred shareholders are entitled to $165 per share, or $2,033,682. The Company had suspended payment of preferred dividends as of July 1, 2000, until it could re-establish sufficient surplus in accordance with applicable regulations. This was achieved and total arrears of $284,720 were paid during the June 2002 quarter. As of December 31, 2003, the Company owed its preferred stockholder $81,347, representing the dividend accrued for the quarters ended September 30 and December 31, 2003. The September 30, 2003 accrued dividend was subsequently paid in January 2004.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


4.)  Self-Insurance

     The Company has an insurance policy to cover workers' compensation claims in most states the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers compensation related losses incurred included in cost of sales were $2,713,862 and $1,939,811 for the nine months ended December 31, 2003 and 2002, respectively.

     The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5 million per occurrence and $10 million in the aggregate (reduced to $5 million as of October 1, 2002) on a per project basis. On the aviation-related business, as of October 1, 2002 the Company acquired a policy with a $25 million limit per occurrence. Prior to December 1, 2001, the Company had limits of $1 million per occurrence and $10 million in the aggregate. Prior to October 1, 2001, the Company also had coverage under an excess general liability insurance policy that covered claims for an additional $50 million in the aggregate. The impact of the September 11 tragedy meant that this umbrella coverage was no longer available to the Company at an acceptable premium at the time of policy renewal (October 1, 2001). This coverage has become more affordable and the Company has an excess general liability insurance policy that covers aviation claims for an additional $25 million in the aggregate as of October 1, 2003. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy and $10,000 on the aviation related policy ($50,000 for claims based on losses incurred prior to October 1, 2000). Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimating losses incurred but not yet reported to the Company.

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

5.)  Contingent Liabilities:

     The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which do not lead to substantial damages being awarded. The Company maintains general liability, casualty and worker's compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $50,000 for cases before October 1, 2000, and $25,000 per occurrence on the non-aviation-related claims and $10,000 on the aviation-related claims for cases after that date. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely effected by a poor claims history.

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

     An audit of the Company's FAA contract for pre-board screening services was completed during December 2002. Based on initial audit findings of the Defense Contract Audit Agency (DCAA), the FAA had indicated that approximately $5.2 million of billing was not supported by the Company's accounting records and consequently the FAA held back $2.9 million of payment on final invoices until the audit is resolved. The Company is continuing negotiations with the Defense Contract Management Agency
     (DCMA) over the disputed billings on the FAA contract for pre-board screening services. Steps have been taken to ensure we achieve a fair and equitable solution to our claim for costs incurred. This includes retaining a firm of lawyers based in Washington to consider our options. They have themselves retained a firm of accountants who have experience in dealing with the DCMA to settle a dispute over the same issue with another security company. During our discussions, we received written correspondence from the DCMA indicating revised rates and a total contract price of $30.3 million compared to original billings of $33.8 million, a difference of $3.5 million. We continue to negotiate with the DCMA to prove additional costs we believe are not adequately reflected in their latest offer. A formal submission was made on November 4, 2003, outlining our claims for additional costs over and above those reflected in the total contract price of $30.3 million. The total of the additional costs claimed are over $3.1 million and will be the subject of further negotiation. Our reserves remain unchanged on this issue at $1.0 million and the upper range also remains unchanged at $2.4 million. A further submission was provided to the DCMA in response to their initial queries to our first submission and we continue to try to negotiate a fair and equitable solution.


6.)  Accounts receivable disputed

     Accounts receivable disputed in the amount of $1,930,379 represents the balance reported by the Company, net of a $1,000,000 billing adjustment, as due from the FAA in connection with pre-board screening services rendered under a contract completed during November 2002. The final contract amount is currently the subject of negotiation with the Defense Contract Management Agency (DCMA). Refer to note 5, Contingent Liabilities for details regarding the status of the dispute.

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

Prepaid Expenses

     A significant new contract commenced in August 2003. Due to the size of the costs relating to this contract (uniforms, radios, etc), $264,781 was capitalized and is being charged to earnings over its estimated useful life of 12 months. The expense reported amounted to $66,195 for the quarter ended December 31, 2003 and $110,325 for the nine months ended December 2003.


Results of Operations

Revenue

     Revenue decreased by $359,633 or 1.7% for the quarter ended December 31, 2003, to $20,609,953 from $20,969,586 in 2002. The major component of the decrease in the current quarter was the federalization of pre-board screening at US airports in November 2002. These services accounted for approximately $2,933,000 of the December 2002 quarter end revenue. Underlying revenues excluding these services therefore rose by $2,573,367 or 14.3%. The reason for the increase was additional revenue from the Aviation division due to additional non-screening services at the airports and an increase of $788,596 in the Guard division reflecting additional short term revenue from strike-related work in California.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     For the nine months ended December 31, 2003, revenue decreased by $20,543,625 or 26.8% to $56,167,214 from $76,710,839 for the nine months ended December 31, 2002. The reasons for the change were the same as those that impacted the third quarter revenues. Pre-board screening revenues in the nine months ended 2002 were approximately $27,322,000. Underlying revenues excluding these services increased by $6,778,000 or 13.7%. This increase was due to additional revenues from other services provided by our Aviation division to the airline industry including baggage handling, wheelchair services and document verification. Underlying Aviation revenues rose by $7,146,000 offset by reductions in the Guard division ($248,000) and the closure of the National Accounts division ($129,000).


Gross Profit

     It is not practical to ascertain the Gross Profit performance excluding the FAA revenues for pre-board screening services as several direct costs were shared between FAA and non-FAA continuing services in the Aviation division. Gross Profit decreased by $814,647 to $2,800,971 (13.59% of revenue) for the quarter ended December 31, 2003, from $3,615,618 (17.24% of revenue) for the quarter ended December 31, 2002. Overall the Gross Profit of 13.59% was below expectations expressed in the June 2003 10Q of around 16% due primarily to the adverse impact of workers compensation claims in the quarter. This was due to a serious accident suffered by one of our employees in Miami.

     For the nine months ended December 31, 2003, Gross Profit decreased by $8,126,693 to $8,549,435 (15.22% of revenue) compared to $16,676,128 or
21.74% of revenue for the nine months ended December 31, 2002. The reduction in the margin for the nine month period was due to the loss of the pre-board screening services in 2002, the new contract wins in the Aviation division which were at lower than previous margin levels and the adverse impact during the quarter of the workers compensation costs, referenced above.


General and Administrative Expenses

     General and administrative expenses were $2,739,382 (13.29% of revenue) compared to $3,135,968 (14.95% of revenue) for the quarter ended December 31, 2002, a decrease of $396,586. The reduction primarily resulted from the removal of costs associated with the increase in revenue in 2002. The cost in the quarter ended December 2003 of 13.29% of revenue compares to 16.43% and 13.72% of revenue for the previous two quarters ended June 30 and September 30, 2003 respectively. The margin improvement in general and administrative expenses reflects cost reductions implemented in June 2003 in the light of the losses incurred in the first quarter of 2003/04. These losses were the result of the negative impact of the Iraq war and the SARS epidemic as well as a weak economy and a troubled airline industry. The cost reductions coincided with an improvement in these factors and combined with improved revenues.

     For the nine months ended December 31, 2003, general and administrative expenses decreased by $2,028,268 to $8,066,970, compared to $10,095,238 for the nine months ended December 31, 2002. The major reasons for the reduction were the reduced revenues following federalization and the impact of the cost reductions implemented in June 2003.


Provision for Doubtful Accounts (Net)

     The provisions for doubtful accounts decreased by $250,424 to a credit of $87,621 for the quarter ended December 31, 2003, compared to a charge of $162,803 in 2002. For the nine months ended December 31, 2003, the provision for doubtful accounts fell by $1,370,076 to a credit of $25,557 compared to a charge of $1,344,519 for the nine months ended December 31, 2002. The credit of $87,621 reflects a current provision for bad debt of $10,305 offset by an estimated recovery of $97,926 from accounts in bankruptcy for which an active market is developing at 10% to 20% of face value. The cost for 2002 was unusually high due mainly to aviation bankruptcies (including US Airways) and write-offs in balances on the closed National Accounts division and closed guard branches, which were not considered recoverable.

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

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Interest Income

     Interest income in the quarter ended December 31, 2003 of $27,721 was $7,698 more than the previous year of $20,023. For the nine months ended December 31, 2003, interest income rose by $668 to $69,053 compared to $68,185 the previous year.


Interest Expense

     Interest expense increased to $141,175 for the 2003 quarter from $103,000 the previous year, a rise of $38,175. For the nine months ended December 31, 2003, interest expense fell by $82,474 to $361,201 from $443,675 for the nine months ended December 31, 2002. The decrease in the nine months primarily arose from lower average borrowing on the line of credit and from a lowering of the base rate of interest.


Equipment Dispositions

     There were disposals in the quarter resulting in a gain of $150 for the quarter ended December 31, 2003 compared to a gain on equipment dispositions of $522 in the quarter ended December 31, 2002. Cumulatively, the gain of $9,716 in 2003 was $1,211 less than the gain of $10,927 in 2002.


Liquidity and Capital Resources

     We pay our guard employees and those of our administrative service clients on a weekly basis, while our customers and the customers of administrative service clients pay for the services of such employees generally within 65 days after billing by the Company. In order to fund our payroll and operations, we maintain a commercial revolving loan arrangement, currently with CIT Group/Business Credit, Inc. ("CIT").

     The CIT loan agreement is for 3 years ending December 12, 2006 and provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. The loan also provides for advances against unbilled revenue (primarily monthly invoiced accounts) although the benefit of this to availability is offset by a reserve against all outstanding payroll checks. The revolving loan bears interest at prime plus 1.25%. Costs to close the loan agreement totaled $317,463 and are to be amortized over the life of the loan.

     At December 31, 2003, we had borrowed $9,841,792 representing approximately 81% of our maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the loan and security agreement. However, as the business grows and produces new receivables, an additional amount of up to $5,158,208 would be available to borrow under the current line.

     The Company signed a note in connection with the OGS settlement in the amount of $527,000. The note calls for twenty-one monthly payments in the amount of $27,217 including interest at 9% per annum. The payments commenced December 1, 2003 and are expected to be financed with cash flows from continuing operations.

     We finance vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

     Our operations for the nine months ended December 31, 2003, resulted in an operating profit of $508,022, a decrease of $4,728,349 compared to a profit of $5,236,371 for the nine months ended December 31, 2002. The decrease is primarily due to the loss of pre-board screening business following completion of federalization by the US government in November 2002, partly offset by additional other aviation revenues and better cost control. Working capital decreased by $1,721,537 to $1,869,288 as of December 31, 2003, from $3,590,825 as of March 31, 2003 primarily due to the disputed debt from the FAA being reclassified as a long term asset. We experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $801,855 as of December 31, 2003, compared to $1,081,068 at March 31, 2003. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

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

     Overall, we are currently projecting a small pre-tax loss in the final quarter of 2003/04 due to the adverse impact of higher SUI rates as well as a large proportion of payroll being subject to SUI charges in the first calendar quarter. We expect that there will be no material change in the current level of revenue. As our employees start to hit the State ceilings for SUI combined with cost reductions, we expect to achieve at least breakeven in the first quarter of 2004/05. We are currently evaluating potential additional sources of capital to strengthen our balance sheet and to increase our capacity to fund further contract wins in the Guard and Aviation divisions as well as in the new area of government contracts.

     Our outlook on revenues is largely dependent upon our ability to win additional revenue in the Guard and Aviation divisions at acceptable margins while minimizing further contract terminations. The revenues of the Guard division have stabilized over recent months after reductions over the past few years as we cancelled contracts with unacceptable margins. The focus now is to increase revenue as branch manager's work to sell new business while retaining good contracts. The airline industry continues to improve and demand for our services remains steady. Our previous estimate of annualized revenues remains unchanged at just over $77 million.

     We continue to invest approximately $200,000 per annum to support our attempts to secure contracts from the Department of Homeland Security and other government departments. We started the process of submitting bids in the first quarter of 2003/04 and although we do not expect to win any contracts in the short term, we continue to develop our contacts and experience. We believe this to be an area of tremendous opportunity over the next few years given the heightened focus on security in the US and the creation of the Department for Homeland Security.

     We expected margins post the federalization of pre-board screening services to stabilize at between 16 and 17%, which proved to be the case in the first quarter of the 2003/04 fiscal year. We expected some reduction over the second quarter as recently won contracts in the Aviation division were at a lower margin than the average for the division. The pressure on the airline industry to reduce their cost base remains high and this might have an adverse impact over the remainder of 2003/04. Unfortunately the adverse impact on State Unemployment Insurance (SUI) rates of the federalization of pre-board screening has led to a significant increase in our rates in California, Florida, Pennsylvania and, we expect, in New York State. We expect this to reduce gross profit margins for the calendar year 2004 by around 1%. We therefore expect gross profit margins to average around 15% until we receive revised SUI rates from January 2005.

     A cost reduction program was completed in June 2003 in the light of reduced revenues and the loss in the first quarter. We saw the benefit of these reductions in our general and administrative expenses for the second and third quarters of 2003/04. Due to the adverse impact of the higher SUI rates, we intend to reduce our cost base to maintain profitability and further cost reductions have been identified and will be implemented in the final quarter of 2003/04.

     In November 2001, following the September 11 tragedy, the US government enacted legislation to federalize pre-board screening services at US airports. As part of the legislation, there was a restriction on companies with a significant foreign ownership (defined as greater than 25%) from providing services on many security contracts in the US. This would include those issued by the Department of Homeland Security, as well as the US airports when they have the right to opt out from federalization from November 2004. For this reason, the Board of Reliance Security Group plc ("Reliance"), a UK based security company announced that it was in the best interests of both Command and Reliance to sell its interest in Command.

                                                                  (Continued)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Reliance has therefore instructed advisors in the US to assist with the sale in a private transaction. The Company is assisting with this process, as well as investigating alternative sources of finance to allow it to complete the disposal and fund future growth.

     Reliance's interests consist of 1,632,339 shares of common stock, 12,325 shares of preferred stock convertible into shares of common stock and warrants covering 2,448,092 shares exercisable at $1.25 per share. The Company and William C. Vassell, its President, CEO and Chairman, entered into a Shareholder's Agreement dated September 12, 2000 with Reliance. This agreement makes provision for a seven person board and grants Mr. Vassell and Reliance the ability to each designate three nominees to the board plus one independent nominee to be jointly selected. The Shareholder's Agreement also addresses the rights of Mr. Vassell and Reliance in the event of his termination and contains a right of first refusal in the event of a sale of the securities covered by the agreement. The full text of the Shareholder's Agreement is available as Exhibit 99.19 on the Company's Form 8K filed September 27, 2000. A copy of this agreement will be provided upon request directed to Graeme Halder, Chief Financial Officer at the Company's headquarters, 845-454-3703. It may also be obtained on line at www.sec.gov/edgar.shtml.

     It is expected, but there is no assurance at this time, that any purchaser of Reliance's interests in the Company will do so subject to the terms of the Shareholder's Agreement. If Reliance is successful in selling its interests in Command, management expects such sale will constitute a change in control of the Company for Securities and Exchange Commission reporting purposes and the Company would file a Form 8K which will contain the details of any such transaction. The Company's Board of Directors, subject to the advice and direction of the Board's Independent Committee of Directors, will evaluate any sale of Reliance's interests. At this time, management does not expect that any such transaction will require shareholder approval


Forward Looking Statements

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

     There are several major national competitors with resources significantly greater than those of the Company which, therefore, have the ability to provide service, cost and compensation incentives to clients and employees which could result in a loss of such clients and/or employees.

Cost Management

     The Company's ability to realize its projections is largely dependent upon its ability to maintain margins, which in turn will be determined in large part by management's control over costs. To a significant extent, certain costs are not within the control of management and profits may be adversely affected by such items as litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs.

Collection of Accounts Receivable

     Management has no reasonable basis to believe that default in payment of accounts receivable by the Company's security guard customers or administrative service clients will occur. The primary uncertainty that could result in a default in payment of accounts receivable relates to the outcome of the billing dispute with the FAA (discussed above in Note 5 to the Condensed Financial Statements). A failure in negotiations between the Company and the FAA would have an adverse impact on the Company's liquidity, results of operations, and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT Group/Business Credit, Inc. Based on the Company's interest rate at December 31, 2003 and average outstanding balances during the nine months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $21,250 over the next three months.




Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act and as of the fiscal quarter ended December 31, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. The evaluation concluded further that during the quarter ended December 31, 2003, there were no changes in the Company's internal control over financial reporting or in other factors that have, or are reasonably likely to, materially affect said control.

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

                             COMMAND SECURITY CORPORATION


Date: February 13, 2004      By: /s/ William C. Vassell
      -----------------          ---------------------------------------------
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

Date: February 13, 2004


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

Date: February 13, 2004


/s/ Graeme R. Halder
---------------------------
Graeme R. Halder
Principal Financial Officer

                                                                 Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Command Security Corporation (the "Company") on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William C. Vassell, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, certify, pursuant to 18
U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)  The Report fully complies with the requirements of section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: February 13, 2004      By: /s/ William C. Vassell
      -----------------          ---------------------------------------------
                                 William C. Vassell, President, CEO and
                                 Chairman of the Board

                                                                 Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Command Security Corporation (the "Company") on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Graeme Halder, Chief Financial Officer of the Company, certify, pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)  The Report fully complies with the requirements of section 13 (a) or 15
     (d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: February 13, 2004      By: /s/ Graeme R. Halder
      -----------------          ---------------------------------------------
                                 Graeme R. Halder, Chief Financial Officer