Form 10-K
period 2004-03-31
COMMAND SECURITY CORP
filed 2004-07-14
CIK 864509

FORM 10-K



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

As of June 24, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (3,257,204 shares), based on the last sales price of $1.67 on that date, was approximately $ 5,439,530.

As of June 24, 2004, the registrant had issued and outstanding 6,287,343 shares of common stock.

                         Command Security Corporation

                          ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended March 31, 2004


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

9a.  Controls and Procedures


                                   PART III

10.  Directors and Executive Officers of the Registrant

11.  Executive Compensation

12.  Security Ownership of Certain Beneficial Owners and Management

13.  Certain Relationships and Related Transactions

14.  Principal Accountant Fees and Services


                                   PART IV

15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

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

The guard service division includes governmental and quasi-governmental clients such as cities and statewide institutions and industrial and commercial clients such as retail chains and health care institutions. Guard services represented approximately 39.6% (or $30.0 million) of the Company's revenue for the fiscal year ended March 2004. Security services include providing uniformed guards for access control, theft prevention, surveillance, vehicular and foot patrol and crowd control.

Approximately 60.0% (or $45.5 million of the Company's revenue for the fiscal year ended March 2004) was generated from the aviation services division. This division provides uniformed guard services to airport and airport related clients including general security and baggage handling services.

The support services division accounted for less than 1% (or $0.3 million) of the 2004 revenues and encompasses back office support to 3 police departments and an administrative service client. The latter are where the Company provides a computerized scheduling and information system and programs, as well as accounts receivable financing. Accounts receivable financing is secured by the administrative service company's client's accounts receivable, customer lists, contracts, all other assets and the personal guarantee of the owner(s) of the administrative service company. Neither the sales revenue generated by the administrative service client nor the associated expenses are accounted for within the Company's operations. Financed receivables are included in the Company's accounts receivable figures.

The Company employs 50 employees indirectly attributable to guard and aviation services including supervisors and dispatchers, another 110 administrative employees, including the executive staff, and 3,100 hourly guards.

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

Under the law of negligence, the Company can be liable for acts or omissions of its agents or employees performed or occurring in the course of their employment. The nature of some of the services provided by the Company (e.g. crowd control and armed guard services) exposes it to risks of liability for employee conduct. The Company currently maintains general liability insurance for its security guard division in the amount of $5 million per occurrence with $25,000 retained risk per occurrence. For its aviation division it maintains a $25 million per occurrence general liability policy with $5,000 retained risk per occurrence except for $25,000 for damaged aircrafts. The Company has an excess general liability insurance policy that covers aviation claims for an additional $25 million in the aggregate.

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

The Company generally renders its security guard services pursuant to a standard form security services agreement which specifies the personnel and/or equipment to be provided by the Company at designated locations and the rates therefore, which typically are hourly rates per person. Rates vary depending on base, overtime and holiday time worked, and the term of engagement. The Company assumes responsibility for a variety of functions including scheduling each customer site, paying all guards and providing uniforms, training, equipment, supervision, fringe benefits and workers' compensation insurance. These security services agreements also provide customers with flexibility by permitting reduction or expansion of the guard force on relatively short notice. The Company is responsible for preventing the interruption of security services as a consequence of illness, vacations or resignations. In most cases the customer also agrees not to hire any security personnel used by the Company for at least one year after the termination of the engagement. Each security services agreement may be terminated by the customer, typically with no prior notice or short notice (usually 30 days). In addition, the Company may terminate an agreement immediately upon default by the customer in payment of monies due thereunder or if there is filed by or against the customer a bankruptcy petition or if any other act of bankruptcy occurs.

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


Significant Customers

For the years ended March 31, 2004 and 2003, two and one customers, respectively, accounted for approximately 19% and 30% of total revenue. For the year ended March 31, 2004, the two customers were in the airline industry and for the year ended March 31, 2003 the one customer was the FAA which consisted primarily of airport pre-board screening services. The FAA contract terminated in November 2002. For the year ended March 31, 2002 no customer accounted for more than 10% of revenue.


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

The Company employs 50 employees indirectly attributable to guard services including supervisors and dispatchers, another 110 administrative employees including the executive staff, and 3,100 hourly guards.

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

Approximately 59% of the Company's employees do not belong to a labor union. Some of the Company's employees in the following locations are members of unions: the New York City branch, the Philadelphia Airport office, the Chicago Illinois branch, the JFK and La Guardia airport branches and the Los Angeles International Airport office. Together, the unionized employees account for 41% of the Company's employees and work under collective bargaining agreements with the following unions: Allied International Union, Allied Services Division of the Transportation Communications International Union and Special & Superior Officers Benevolent Association. Many of the Company's New York City, Los Angeles and Chicago competitors are also unionized. Presently the Company is negotiating with a Union that wishes to represent the Company's employees at Baltimore-Washington International Airport. The Company has experienced no work stoppages attributable to labor disputes. The Company believes that its relations with its employees are satisfactory. Guards and other personnel supplied by the Company to its customers are employees of the Company, even though they may be stationed regularly at the customer's premises.


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

ITEM 2. PROPERTIES

As of March 31, 2004, the Company owned and used in connection with its business approximately 62 vehicles.

As of March 31, 2004, the Company did not own any real property. It occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, of approximately 6,600 square feet with a base annual rental of $112,200 under a one-year lease expiring September 30, 2004. The Company also occupies the following offices:

------------------------------------------------------------------------------
                                                  When      Square  Base Annual
Location                                         Opened     Footage    Rent
------------------------------------------------------------------------------

Los Angeles Int'l Airport
380 World Way Box N-28,
Los Angeles, CA                                  8/15/96      647     $27,648

5759 Rickenbacker Road
Commerce, CA                                     11/1/01    2,650     $31,560

7841 Balboa Ave.
Suite 208
San Diego, CA                                     2/8/00      395      $7,030

8939 S Sepulveda Blvd., Suite 201
Los Angeles, CA                                   3/1/00    1,422     $24,480

8939 S. Sepulveda Blvd., Suite 422
Los Angeles, CA                                  11/1/01      575     $12,804

1400 Colman Ave
Ste D-24
Santa Clara, CA                                  12/1/03      520      $9,540

1450, Barnum Avenue, Suite 105
Bridgeport, CT                                   11/1/00    1,500     $18,732

100 Wells Street #2E
Hartford, CT                                      7/1/03      970     $15,520

2777 Summer Street, Suite 302
Stamford, CT                                     3/13/95    1,850     $44,400

8181 North West 36th St., Unit 21A
Miami, FL                                         6/1/98      300     $13,161

800 Virginia Avenue, Suite 53
Ft. Pierce, FL                                    8/1/97      400      $9,315

4901 NW 17th Way Suite 504
Ft. Lauderdale, FL                                7/1/00    1,642     $28,945

Miami Int'l. Airport, Concourse A, 2nd Level
Miami, FL                                         7/1/99      262     $14,407

8452 S. Stony Island
2nd Floor
Chicago, IL                                      10/1/03      998     $12,000

21 Cummings Park, Suite 224
Woburn, MA                                       3/15/99      198      $4,235

780 Elkridge Landing Road, Suite 220
Linthicum Heights, MD                            9/20/02      635      $9,048

2222 Morris Avenue
Union, NJ                                         2/1/98    2,250     $27,600

22 IBM Road
Suite 105
Poughkeepsie, NY                                  9/1/03      815     $12,600

17 Battery Place, Suite 223
New York, NY                                      4/8/02    6,080    $139,354

300 Hamilton Avenue, Suite 300
White Plains, NY                                 8/15/96    1,538     $38,593

505 Main Street, Suite  2
Williamsville, NY                                 5/1/93      680      $5,700

JFK International Airport
175-01 Rockaway Boulevard, Jamaica, NY            4/1/97    1,700     $80,184

186 Stafford Street
Springfield, MA                                 11/15/03      200      $1,200

2144 Doubleday Avenue
Ballston Spa, NY                                  4/1/93      800     $13,488

52 Oswego Road
Baldwinsville, NY                                 6/1/98      120      $1,500

La Guardia Int'l Airport United Hanger #2,
Room 328, Flushing, NY                           11/1/02      225      $3,912

575 Madison Avenue, #188
New York, NY                                      7/1/02      167     $42,000

700 NE Airport Way, Suite B2420
Portland, OR                                     12/1/02      817     $29,469

29 Bala Avenue, Suite 103
Bala Cynwyd, PA                                   3/1/02      575     $13,420

2 International Plaza, Suite 242
Philadelphia, PA                                  9/1/01    1,277     $30,648

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

On April 9, 2004, Command President and CEO William C. Vassell filed a complaint in the United States District Court Southern District of New York (Case No. 04 Civ. 2657 (CM) ECF CASE) seeking a determination that Mr. Vassell's right of first refusal under the Shareholder Agreement between Reliance Security Group, plc ("Reliance"), Mr. Vassell and Command (filed as
Exhibit 99.19 of the Form 8-K filed September 27, 2000) was violated by Reliance in its sale of securities to GCM Security Partners, LLC ("GCM"). On June 1, 2004, Mr. Vassell filed an Amended Complaint adding GCM as a defendant and requesting that the court preliminarily and permanently enjoin Command from registering the transfer of Reliance Shares to GCM. GCM filed an answer to the Amended Complaint on June 8, 2004, asserting affirmative defenses and counterclaiming against Mr. Vassell and Command board members Gregory J. Miller and Peter J. Nekos.

On June 18, 2004 District Court Judge Colleen McMahon awarded partial summary judgment to Reliance and GCM, dismissed Mr. Vassell's claims, denied Command's motion and declared that GCM was the lawful owner of the Command securities purchased from Reliance. The court further directed that Command and Mr. Vassell not interfere with GCM's registration of the Command securities or with GCM's exercise of its rights as a shareholder of Command. Mr. Vassell has advised the Company that he has filed a notice of appeal with respect to this decision. Mr. Vassell's counsel has indicated that he expects the appeal decision in August, 2004. The securities which are the primary subject of the litigation between Mr. Vassell and GCM constitute approximately 26% of the voting stock of Command. Additional nonvoting warrants and nonvoting convertible preferred stock represent, in the aggregate, approximately another 27% of the voting stock upon exercise and conversion respectively.

The warrants are exercisable at $1.25 per share and cover 2,298,092 shares of Command's common stock. The Series A convertible preferred stock is convertible (without additional cash consideration) into 1,232,535 shares of common stock.

The ownership of these securities represents a substantial degree of control over the outcome of votes taken by Command's shareholders. Most votes by the shareholders require the affirmative vote by the holders of a majority of the shares attending a duly-called meeting at which a quorum (a majority of the shares) is present.

On or about June 30, 2004, GCM tendered its Series A convertible preferred stock to the Company and demanded its conversion into 1,232,535 shares of common stock. According to the second amendment to Schedule 13D filed by GCM Managing Member Bruce Galloway on May 26, 2004, GCM beneficially owns more than twenty percent of the outstanding voting stock of the Company. Based on this amount of ownership and the provisions of Section 912, GCM is an "interested shareholder" and the Company is prohibited from engaging in a "business combination" with GCM at any time within the 5 years following GCM's acquisition of Command stock from Reliance. The Company's board of directors sought the advice of an independent outside law firm to determine whether the issuance of common stock under these circumstances would constitute a "business combination" and violate Section 912(b) of the New York Business Corporation Law. This outside law firm prepared a memorandum of law which determined that it would be the better view that any such issuance is a prohibited business combination under NYBCL Section 912(b).

Section 912 defines the term "business combination" to include, in relevant part, i) the issuance or transfer by the Company of any stock with an aggregate market value equal to 5% or more of the aggregate market value of all outstanding stock (unless pursuant to a pro rata distribution to all shareholders) (see, NYBCL ss. 912(a)(4)(C)) or ii) any reclassification of securities (including any stock split, stock dividend or other distribution of stock in respect of stock) or recapitalization or merger with any subsidiary, or any other transaction proposed by, or pursuant to any agreement, arrangement or understanding with such interested shareholder, which has the effect, directly or indirectly of increasing the proportionate share of the outstanding shares of any class which is directly or indirectly owned by the interested shareholder. (See, NYBCL Section 912(a)(4)(E)).

Based on the advice in the memorandum that the issuance of the common stock pursuant to the proposed preferred stock conversion should be considered as a violation of NYBCL Section 912(b), Command's board of directors decided not to allow conversion of the preferred stock. Consequently, it is expected that CGM will pursue an adjudication of its rights to convert its preferred stock. In the event the board's conclusion with respect to the applicability of NYBCL ss. 912(b) were upheld by a court, GCM would be further limited in its exercise of its warrants covering 2,298,092 shares of common stock, future investments in the Company as well as any other "business combinations" with the Company.

An audit of the Company's FAA contract for pre-board screening services was completed during December 2002. Based on initial audit findings of the Defense Contract Audit Agency (DCAA), the FAA held back $2.9 million of payment on final invoices until the audit was resolved. The Company was subject to an audit by the New York State Attorney General's Office related to the Company's provision of services to New York State under the Office of General Services' ("OGS") requirements. Allowances in connection with the FAA audit were recorded as a reduction of revenue whereas the loss provision in connection with the OGS audit was included in general and administrative expenses. Both matters were resolved within the established allowances and reserves.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holder's during the fourth quarter of the fiscal year covered by this Report. The Company has not yet conducted its Annual Meeting of Shareholders for the years ended March 31, 2003 or March 31, 2004. This is due in substantial part to the issues surrounding the potential change of control as a result of the sale of the Reliance securities (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview).

                                   PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's stock is quoted on the OTC Bulletin Board Service, under the symbol "CMMD.OB" The Company intends to continue to comply with all capital reporting requirements of the Securities and Exchange Commission.

The following table sets forth, for the calendar periods indicated, the high and low sales price for the Common Stock as reported by the OTC Bulletin Board Service, for each full quarterly period within the two most recent fiscal years.

                                                Last Sales Price
Period (1)
                                                  High     Low


2003
First Quarter                                     1.890   0.850
Second Quarter                                    1.740   1.250
Third Quarter                                     1.470   1.050
Fourth Quarter                                    1.250   0.720

2004
First Quarter                                     1.200   0.930
Second Quarter                                    1.200   0.900
Third Quarter                                     1.100   0.910
Fourth Quarter                                    1.700   1.020

(1) Reflects fiscal years ended March 31 of the year indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

As of June 24, 2004 there were approximately 200 holders of record of the Company's common stock. Management believes there are approximately 1,000 beneficial holders of the Company's common stock.

The last sales price of the Company's common stock on June 24, 2004, was $1.67.

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


Equity Compensation Plan Information

See Item 12 "Security Ownership of Certain Beneficial Owners and Management".

                         COMMAND SECURITY CORPORATION



ITEM 6. SELECTED FINANCIAL DATA

The financial data included in this table have been derived from the financial statements as of and for the years ended March 31, 2004, 2003, 2002, 2001, and 2000, which have been audited by independent certified public accountants. The information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and with the financial statements and related notes included in the Report.


                                                                       Statement of Operations
                                                                          Years ended March 31
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
In $ Thousands                                      2004           2003            2002           2001           2000
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
Revenue                                             75,905          94,315         84,162         71,595         59,800
Gross Profit                                        10,960          19,558         13,805         11,805         10,557
Operating Income                                       195           3,266          1,752            328            315
Net Income / (Loss)                                  (310)           1,327          2,376          (439)          (310)
Income /(Loss) per common share                      (.08)            0.14           0.38         (0.08)         (0.07)
Weighted average number
 of common shares                                6,287,343       6,287,343      6,287,343      6,287,343      6,635,581
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------


All of the above statistics are in $ thousand except for Income / (Loss) per common share and weighted average number of common shares outstanding which are expressed in $ and number respectively.


                                                              Balance Sheet Data as of March 31
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
In $ Thousands                                       2004             2003           2002          2001           2000
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
Working Capital                                       2,549          3,591          1,525         1,874            750
Total Assets                                         21,917         20,707         26,317        17,991         15,348
Short-term debt <F1>                                  9,520          9,248         13,570         8,489          7,717
Long-term debt <F2>                                     222             88            291         1,801            588
Stockholders' equity                                  4,494          4,967          4,087         1,712          2,191
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------


<F1> The Company's short-term debt includes the current maturities of long-term debt, obligations under capital leases and short term borrowings. See Notes 8, 9 and 17 of "Notes to the Financial
     Statements".

<F2> The Company's long-term debt includes the long-term portion of obligations under capital leases.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three years ended March 31, 2004.

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


OVERVIEW

Command Security Corporation is a provider of uniformed security services from our 21 operating offices in 10 states throughout the United States. The biggest change to our business occurred in the 2003 fiscal year, with the federalization of pre-board screening services by the US Government at all US airports. This process was completed in November 2002 and resulted in the loss of significant revenues for the Company. Although we replaced part of this lost revenue during fiscal year 2003, the war in Iraq and the SARS epidemic has adversely affected the airline industry and hence demand for our services, which currently accounts for approximately 60% of total revenues. In reaction to the many challenges facing the airline industry currently, we have had to cut back our cost base to attempt to remain profitable, including the reduction in our sales force in the Guard Division. We have switched the focus of our sales effort to our local branch managers who have been incentivized to secure new business at strong margins. We have invested some of the money saved from these cost cuts in developing potential opportunities provided by the creation of the Department of Homeland Security. Security should remain a key area of focus for the US Government and this should provide opportunities for private security companies such as Command to win profitable Government contracts over the medium term.

As discussed in detail above in Item 3 - Legal Proceedings, the Company is currently a defendant in a lawsuit involving Command president William Vassell, Reliance Security Group, plc ("Reliance"), GCM Security Partners, LLC ("GCM") and Command board members Gregory J. Miller and Peter J. Nekos. The district court ruled on June 18, 2004 and awarded partial summary judgment to Reliance and GCM, dismissed Mr. Vassell's claims, denied Command's motion and declared that GCM was the lawful owner of the Command securities purchased from Reliance. The court further directed that Command and Mr. Vassell not interfere with GCM's registration of the Command securities or with GCM's exercise of its rights as a shareholder of Command. Mr. Vassell has advised the Company that he has filed a notice of appeal with respect to this decision. Mr. Vassell's counsel has indicated that he expects the appeal decision in August, 2004.

The securities which are the primary subject of the litigation between Mr. Vassell and GCM constitute approximately 26% of the voting stock of Command. Additional nonvoting warrants and nonvoting convertible preferred stock represent, in the aggregate, approximately another 27% of the voting stock upon exercise and conversion respectively.

The warrants are exercisable at $1.25 per share and cover 2,298,092 shares of Command's common stock. The Series A convertible preferred stock is convertible (without additional cash consideration) into 1,232,535 shares of common stock.

The ownership of these securities represents a substantial degree of control over the outcome of votes taken by Command's shareholders. Most votes by the shareholders require the affirmative vote by the holders of a majority of the shares attending a duly-called meeting at which a quorum (a majority of the shares) is present.

As also discussed in greater detail above in Item 3 - Legal Proceedings, on or about June 30, 2004, GCM tendered its Series A convertible preferred stock to the Company and demanded its conversion into 1,232,535 shares of common stock. The Company's board of directors has been advised by independent outside counsel that such counsel believes it to be the better view that any such conversion would be a violation of Section 912(b) of the New York Business Corporation Law. Based on this advice, Command's board of directors has decided not to allow conversion of the preferred stock. Consequently, it is expected that GCM will pursue an adjudication of its rights to convert its preferred stock. In the event the board's conclusion with respect to the applicability of NYBCL ss. 912(b) were upheld by a court, GCM would be further limited in its exercise of its warrants covering 2,298,092 shares of common stock, future investments in the Company as well as any other "business combinations" with the Company.

An audit of the Company's FAA contract for pre-board screening services was completed during December 2002. Based on initial audit findings of the Defense Contract Audit Agency (DCAA), the FAA had held back $2.9 million of payment on final invoices until the audit was resolved. Additionally, the Company was subject to an audit by the New York State Attorney General's Office related to the Company's provision of services to New York State under the Office of General Services' ("OGS") requirements. Allowances in connection with the FAA audit were recorded as a reduction of revenue whereas the loss provision in connection with the OGS audit was included in general and administrative expenses. Both matters were resolved after fiscal year end, March 31, 2004, within the established allowances and reserves.


RESULTS OF OPERATIONS

Earnings

In fiscal year 2004 the Company suffered a small net loss of $310,408. The major factors contributing to this loss were higher worker's compensation insurance costs and higher State and Federal unemployment taxes. The worker's compensation costs increased primarily due to a large claim for a guard who suffered serious injuries working for a client in our Miami office. The higher unemployment taxes are caused by the numerous layoffs and terminations due to the federalization of the pre-board screening at all U. S. airports during the fiscal year 2003. Both of these costs should be reduced going forward as these areas return to normalcy.

The major change in the 2003 fiscal year was the federalization of pre-board screening services by the US Government. This process started in November 2001 with the announcement of the plan to federalize pre-board screening at all US airports by November 2002. Our contracts with the commercial airlines to provide such services were taken over by the FAA (and subsequently, by the then newly formed TSA) in February 2002. Volumes and rates remained very strong throughout this period of change, helping us to produce net income in 2003 of $1,326,736 (net of the $1.6 million allowance in connection with the FAA and OGS audits). Our results post completion of federalization were adversely effected by the many challenges facing the Aviation industry which affected their revenues and hence demand for our services. In addition to weak revenues, we suffered from the filing for bankruptcy protection by US Airways and United Airlines during the 2003 fiscal year and Air Canada and Hawaiian Airlines in April 2003. Full provision for the balances due from the latter two airlines was charged in the fiscal year 2003 (see "Provision for Doubtful Accounts" below).

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


Revenue

Revenue for fiscal year ended March 31, 2004 decreased by $18,409,733 to $75,904,782 from $94,314,515 for fiscal year 2003. The major component of this decrease was the federalization of pre-board screening at U.S. airports in November, 2002. These services accounted for approximately $27,322,000 of the fiscal year 2003 revenue. Underlying revenue excluding these services increased by approximately $8,912,000 (or 13.3%)mostly due to additional revenue from other services provided to the airline industry and an increase of approximately $2 million in the Guard Division reflecting short term revenue from strike-related work in California. Total Guard Division revenue at $30,216,000 decreased by $4,000 from $30,220,000 in fiscal year 2003, which reflects lower margin business, being terminated offset by the temporary higher margin strike business. The strike ended in March 2004.

Revenue for 2003 grew by $10,152,660 to $94,324,515 net of an allowance of $1 million for an adjustment from the result of the FAA audit. The major components of this increase were $17,333,000 from additional accounts within the commercial airline industry reflecting increased volumes and rates following the September 11 tragedy. This increase was offset by a reduction in revenues in both our Guard Division ($2,549,000) and our National Accounts Division ($4,350,000) following its closure in March 2002. The fall in Guard Division revenues was a combination of terminated accounts (some of which were due to an aggressive policy of improving margins on under Performing contracts) offset by new business and rate reviews from current customers. The benefit of this was reflected in a significant improvement in gross margins.

Gross Profit

Gross profit for fiscal year ended, March 31, 2004 decreased by $8,597,987 to $10,959,669 (14.4% of Revenue) from $19,557,656 (20.7% of Revenue) for fiscal year 2003. It is not practical to ascertain the Gross Profit performance excluding the FAA revenues for pre-board screening as several direct costs were shared between FAA and non-FAA continuing services in the Aviation Division. The overall reduction in the margin was due to the loss of the pre-board screening services in 2002, the new contract wins in the Aviation Division (which were at lower than previous margin levels) and the adverse impact of workers compensation costs due to a serious accident in our guard division caused by a third party. Sadly, this resulted in a tragic and substantial injury being suffered by one of our employees in Miami.

The gross profit for fiscal year 2003 increased by $5,752,201 from $13,805,455 (16.4% of Revenue) to $19,557,656 (20.7% of revenue). The improvement in the gross profit margin was due to three primary factors. Firstly, increased focus on airport security in light of the September tragedy resulted in higher volumes, wage rates and margins to provide a better qualified security officer. The management infrastructure to support the additional volumes was largely in place, thus improving margins. Secondly, although Guard Division revenues have dropped, this largely reflects lower margin business being terminated and replaced by higher margin contracts. Finally, management's efforts to improve safety procedures and awareness generally have resulted in improved workers compensation claims experience. The amount and number of claims is expected to level off going forward.

One area of relative uncertainty within the gross profit calculation is insurance, which is largely dependent upon the result of past actions. We insure against general liability claims and lawsuits through a general liability insurance policy with a third-party insurance carrier. Such policies have limits of $5 million per claim in the guard division and $25 million in the aviation division. Prior to October 1, 2002, we also had an excess general liability insurance policy that covered claims for an additional $50 million in the aggregate. The impact of September 11 tragedy meant that this umbrella coverage was no longer available to the Company at the time of policy renewal. As of October 1, 2003, we have an excess general liability insurance policy that covers aviation claims for an additional $25 million in the aggregate. We retain the risk for the first $25,000 per claim on the non-aviation related policy and $5,000 on the aviation related policy (except $25,000 for damaged aircraft). The general liability insurance reserve is based upon existing claims, actuarial computations and the timing of reported claims. These are all factored in to estimate losses incurred but not yet reported to the Company.

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


General and Administrative Expenses

General and Administrative expenses decreased by $2,824,996 to $10,808,384 (14.2% of revenue) in fiscal year 2004, from $13,633,380 (14.5% of revenue) in fiscal year 2003. The reduction primarily resulted from the removal of costs associated with the increase in revenue in 2002 and from a cost reduction program implemented in June 2003.

General and Administrative expenses had increased by $2,161,974 to $13,633,380 (14.5% of revenue) in fiscal year 2003, primarily as a result of the increased revenues from $11,471,406 (13.6% of revenue) in fiscal year 2002. The most significant cost movement was administrative salaries, largely reflecting the opening of new Aviation branches at San Jose (California), Baltimore-Washington (Maryland) and Portland (Oregon) airports. In addition, there was an increase in infrastructure required to manage the administration on the FAA contract and to generally support the pre-board screening services provided. The provision for the settlement with the New York Attorney General regarding an audit by the Office of General Services in the amount of $600,000 was charged to general and administrative expenses.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $2,505,429 to $154,401 in fiscal year 2004 compared to a charge of $2,659,830 in fiscal year 2003. The cost for fiscal year 2003 was unusually high due mainly to aviation bankruptcies and write-offs in balances on the closed National Accounts division and closed guard branches which were not considered recoverable.

The provision for doubtful accounts in fiscal year 2003 increased by $2,078,151 to $2,659,830 due to chapter 11 bankruptcies in the aviation industry. The charges for these bankruptcies include amounts that were owed from US Airways, United Airlines, Air Canada, National Airlines and Hawaiian Airlines, all of which filed for bankruptcy during the 2003 fiscal year.

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


Bad Debt Recoveries

Bad debt recoveries increased by $196,601 from $1,946 in fiscal year ended, March 31, 2003 to $198,547 in fiscal year ended March 31, 2004. The bad debt recoveries include $74,144 from the Air Canada bankruptcy and $59,529 from the Hawaiian Airlines bankruptcy. Bad debt recoveries for fiscal year ended March 31, 2002 were insignificant.


Interest Income

The majority of interest income arises from charges to our administrative service client. Interest income remained fairly static at $89,800 for fiscal year 2004 compared to $89,499 for fiscal year 2003, an increase of $301. Interest income in fiscal year 2003 decreased slightly to $89,499 from $93,201 the year before, a reduction of $3,702.


Interest Expense

Interest expense of $516,763 in fiscal year 2004 was $44,272 less than the fiscal year 2003 charge of $561,035. This decrease was due primarily to lower average borrowing on the line of credit and from a lowering of the base rate of interest. Interest expense of $561,035 in fiscal year 2003 was $219,120 less than the fiscal year 2002 charge of $780,155. The reduction was due to lower interest rates and a reduced average revolver balance, as well as the repayment of the term loan by December 2002. The reduced revolver balance reflected the benefit of the operating profit earned in the year.


Equipment Dispositions

The $12,667 gain on equipment dispositions represents proceeds from the sale in fiscal year 2004 of older equipment and vehicles in excess of book value. This compared with gains in fiscal years 2003 and 2002 of $17,203 and 10,344 respectively.


Income Tax Benefit

It was thought that in fiscal year 2003 we would be able to use 100% of our net operating loss carryover for the calculation of the 2003 alternative minimum tax, however, only 90% of the net operating loss carryover could be used for this calculation. This, along with various state taxes resulted in a tax expense for fiscal year 2004 of $91,543.

In March 2002, due to increased revenue and earnings as a result of additional accounts and changes in the airport security industry (following the September 11 tragedy) along with the contract with the FAA to continue to provide pre-board screening, we determined that it was more likely than not that we would be able to utilize a substantial part of our net operating loss carryovers for Federal and State income tax purposes. We therefore reduced our deferred tax asset valuation allowance in fiscal year 2002 by $1.3 million. This tax benefit was utilized in fiscal year 2003. Federal net operating loss carryovers were $1,384,197 at fiscal year ended March 31, 2004 and we will not recognize further tax benefits until we achieve sustained profitability. The net operating loss carryovers begin to expire in 2010.

LIQUIDITY AND CAPITAL RESOURCES

CIT Revolving Loan

We pay our guard employees and those of our administrative service clients on a weekly basis, while our customers and the customers of administrative service clients pay for the services of such employees generally within 65 days after billing by the Company. In order to fund our payroll and operations, we maintain a commercial revolving loan arrangement with CIT Group/Business Credit, Inc. ("CIT").

The CIT loan agreement is for three years ending December 12, 2006 and provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. The loan also provides for advances against unbilled revenue (primarily monthly invoiced accounts) although the benefit of this to availability is reduced by a reserve against all outstanding payroll checks. The revolving loan bears interest at prime plus 1.25%. Costs to close the loan agreement totaled $317,463 and are to be amortized over the life of the agreement.

At March 31, 2004, we had borrowed $8,798,024 representing approximately 83% of our maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the loan and security agreement. However, as the business grows and produces new receivables, an additional amount of up to $6,201,976 would be available to borrow under the current line.

The Company relies heavily on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company beaches a covenant, CIT has the right to call the line unless CIT waives the breach. For the fiscal year ended March 31, 2004, the Company was not in compliance with the fixed charge covenant. Subsequent to the year-end however, the Company obtained a waiver from CIT for this violation. Additionally, the Company is in breach of certain non-financial covenants including, an unapproved change in control of the company and the sale by Reliance Security Group, plc of its shares without prior written consent from CIT. Non-financial covenants also include the termination of William Vassell as Chairman of the Board and Chief Executive Officer or his no longer remaining actively engaged in the management of the Company. GCM's purchase of the Reliance shares (see Item 3 - Legal Proceedings) placed the Company in violation of the first two CIT covenants referenced above and to date the Company has not obtained a waiver from CIT for these violations. If the Company terminates Mr. Vassell, as has been requested by GCM (see "Outlook" below,) or removes him as Chairman of the Board or Chief Executive Officer, CIT will be permitted to call the line. The Company has agreed to give GCM limited access to CIT for purposes of discussing GCM's proposals for managing Command. The CIT financing agreement containing these covenants is attached hereto as Exhibit 10.41.


Other Credit

The Company signed a note in connection with the OGS settlement in the amount of $527,000. The note calls for twenty-one monthly payments in the amount of $27,217 including interest at 9% per annum. The payments commenced December 1, 2003 and are expected to be financed with cash flows from continuing operations.

On March 31, 2004, the Company settled a dispute with a uniform cleaning service which calls for the Company to pay $1,756.20 per week for 344 weeks or a total amount of $604,133 ending in 2011.

We finance vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

Working capital decreased by $1,041,747 to $2,549,078 as of March 31, 2004, from $3,590,825 as of March 31, 2003 primarily due to end of year timing factors for accrued payroll, increased accruals for unemployment taxes due to the federalization of pre-board screening at the airlines and increased insurance accruals for worker's compensation due to a serious accident suffered by a guard employee.

We experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $556,310 as of March 31, 2004, compared to $1,081,068 at March 31, 2003. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.


OUTLOOK

This section, Management's Discussion and Analysis of Results of Operations and Financial Condition, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

Overall, we are currently projecting a small pre-tax loss in the first quarter of 2004/05 due to the adverse impact of higher State Unemployment Insurance (SUI) rates arising from a significant proportion of payroll being subject to the higher rates in this quarter. Along with cost reduction efforts, we expect to achieve at least breakeven in the second quarter of 2004/05, as our employees begin to exceed the State ceilings for SUI. We continue to seek new private and government contract wins in the Guard and Aviation divisions.

Our outlook on revenue is largely dependent upon our ability to gain additional revenue in the Guard and Aviation divisions at acceptable margins while minimizing further contract terminations. The revenue of the Guard division has stabilized over recent months after a reduction over the past few years as we cancelled contracts with unacceptable margins. Our current focus is on increasing revenue while branch manager's work to sell new business and retain good contracts. The airline industry continues to improve and demand for our services remains steady. Our estimate for annualized revenue for fiscal year 2004/05 calls for a modest increase of $2 to $5 million, totaling $77 to $80 million.

We are continuing our attempts to secure contracts from the Department of Homeland Security and other government departments. We started submitting bids in 2003/04 and, although we have not yet received any contracts, we continue to develop our contacts. We believe this to be an area of tremendous opportunity over the next few years, given the heightened focus on security in the US.

Unfortunately our margins continue to suffer from the adverse impact of state unemployment insurance ("SUI") rates as a result of the federalization of pre-board screening and our increased worker's compensation insurance experience rating as a result of a serious injury to an employee in Miami. Our gross profit margin averaged 14.5% of revenue for fiscal year 2004 and gross profit margins are expected to average between 13.4% and 13.9% of revenue for fiscal year 2005. We expect an improvement in margins after the quarter ended March 31, 2005 when we should receive more favorable SUI and worker's compensation experience ratings.

A cost reduction program was begun in June 2003 which reduced our general and administrative expenses for the remainder of the 2003/04 fiscal year. Due to the adverse impact of the higher SUI and worker's compensation rates, we intend to further reduce our cost base to return to profitability. Cost reductions are being implemented as we find them.

The aviation division represents 60% of the Company's total revenue and Delta airlines, at annual billing of approximately $12 million is the largest customer of the aviation division at 26.4% of the Aviation division and 15.8% of our total revenue. In recent months, most of the airlines have enjoyed a resurgence of business with passenger carry miles during the high travel months of July, August and September expected to equal or exceed pre-September 11, 2001 levels. Delta airlines, however, has threatened filing for bankruptcy if their pilot's union does not accept a 30% wage cut.

Our accounts receivable lender, CIT, is very concerned about a Delta bankruptcy, so to reduce their exposure to a possible bankruptcy, we proposed an accelerated payment plan and Delta accepted a 3% cash discount on invoices paid by them within 30 days of billing receipt. The 3% discount has negatively impacted our gross profit and earnings. In the event of a Delta bankruptcy, payments received in the 90 days prior to Delta's filing for bankruptcy may be considered preferential payments under the federal bankruptcy rules and a demand could be made on the Company to return some or all of the payments mde by Delta within such 90-day payments.

As of June 24, 2004, CIT has established a Delta specific reserve of all Delta accounts receivable in excess of $500,000 and an additional general airline reserve of $1 million thereby reducing our cash availability for borrowing by approximately $1,500,000. As of the close of business, June 26, 2004, after the application of these reserves, our cash availability was $1,406,467 which is adequate to meet our needs for the next several months barring unforeseen occurrences. Should a Delta bankruptcy occur, it would significantly impact our liquidity. The losses that could be incurred in the event of a Delta bankruptcy are estimated to be between $1million and $3 million. The current Delta receivable is approximately $1,135,000.

We are currently evaluating potential additional sources of capital to strengthen our balance sheet and improve our cash availability.

Management believes that the Company is faced with a substantial degree of uncertainty and allocation of human and financial resources away from normal operations as long as the legal proceeding between Mr. Vassell and GCM continues (see Item 3 - Legal Proceedings). The Company is a defendant in these proceedings and is incurring additional legal costs as a result. At the next shareholders meeting (to occur August 27, 2004) the current terms of office of Messrs. Vassell, Miller, Nekos and Painter as directors expire. If Mr. Vassell is not successful on appeal prior to this meeting, it is expected that they will all be replaced by the individuals who GCM have nominated to stand for election. The proxy for the annual meeting on August 27, 2004 will identify seven or eight candidates, including Messrs. Vassell, Nekos, and Miller, running for the four open directorships. Management has decided to refrain from making any recommendation to the shareholders as to any of the candidates.

GCM has asked the current Board to terminate Mr. Vassell and he has been notified by the Board that his Employment contract will not be extended on the anniversary of the effective date in November 2006. Based on the advice of Company Counsel, Mr. Vassell's Employment Period, as defined in his Employment Agreement dated September 12, 2000, shall continue until November 2006. If he is terminated by the Company's Board prior to November 2006 his Employment Agreement provides for the payment of severance pay in a lump sum equal to his base salary (currently at $250,000) multiplied by a fraction, the denominator of which is 365 and the numerator of which is the number of days between the date of such termination and November 2006. In addition, Mr. Vassell would be entitled to participate in certain incentive compensation for the year of termination and health benefits. For one year following his termination, Mr. Vassell would not be permitted (except under limited circumstances) to solicit for employment certain employees of the Company, to solicit any customer to purchase services offered by the Company, to solicit any customer to purchase services offered by the Company, or to provide any customer services offered by the Company.

Any such termination, absent "cause", (as defined in Mr. Vassell's employment agreement), would subject the Company to a claim for the severance pay described above. Based on the advice of Company Counsel, this severance pay is expected to be at least $600,000 and is required to be paid in cash within 30 days of the termination. GCM has indicated that whether or not Mr. Vassell is terminated it would like the Board to engage Mr. Barry Regenstein as the Company's Chief Operating Officer. No replacement for Mr. Vassell, in his position as CEO, has been proposed by GCM. GCM has indicated that it would take action to appoint Mr. Bruce Galloway as Chairman of the Board. The Company's legal counsel has expressed their belief that, absent a written waiver from Mr. Vassell, both the appointment of a COO and/or the removal of Mr. Vassell as Chairman of the Board would likely result in a constructive discharge under the employment agreement and subject the Company to the claim described above.

Subject to the results of the pending litigation, Reliance's sale of its securities in the Company makes the Company eligible to bid on certain federal privatization contracts for the provision of security services in the airline industry. No such contracts have, to Management's knowledge, been awarded to date. However, the Company is actively pursuing these possibilities.


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


Consequences of Change in Control

According to the second amendment to Schedule 13D filed by GCM Security Partners, LLC ("GCM") Managing Member Bruce Galloway on May 26, 2004, Mr. Galloway owns or has voting control over 2,528,639 shares (excluding the unissued voting shares underlying the preferred stock tendered by GCM as discussed in Item 3 - Legal Proceedings above) which represent approximately 40.2% of all outstanding voting shares. Although GCM owns warrants exercisable for an additional 2,448,092 voting shares, GCM has not attempted to exercise these warrants to date and may be subject to the same statutory limitations as the preferred stock as discussed in Item 3 above.

Unless Mr. Vassell is successful in his appeal, the goal of which is to reinstate his right to purchase the securities sold by Reliance to GCM representing approximately 53.1% of the voting stock on a fully diluted basis, GCM will very likely gain control of the Company's board of directors at the Annual Shareholder's meeting scheduled for August 27, 2004. It is expected that the directors nominated to the board by Reliance will resign at the time and GCM will appoint replacement directors and control the entire board. With control of the board, GCM will have the power, and has stated its intention to terminate Mr. Vassell as President and CEO and to appoint Mr. Barry Reggenstein COO and Mr. Bruce Galloway as Chairman as per the second amended Schedule 13D filed May 26, 2004. Neither Mr. Galloway nor Mr. Reggenstein have experience in the security guard business. Mr. Regenstein does have experience in the airline services industry having formerly been Senior Vice President and Chief Financial Officer of GlobeGround North America (previously Hudson General Corporation) a company offering airline ramp services, cargo handling, airline refueling, and winter-related services to airlines.

It is not possible for management to currently assess whether GCM's acquisition of Command shares will result in positive or negative effects on the Company, its minority shareholders, its employees, its customers, its financial condition or its results of operations.

The current uncertainties with regard to management and control of the company arise from the litigation and the applicability of NYBCL ss. 912 (see, Item 3 - Legal Proceedings). Shareholders are directed to the SEC filings of the Company and the controlling shareholders. Furthermore, the Company expects to file and distribute a proxy statement with respect to the Annual Meeting of the Shareholders scheduled for August 27, 2004. The proxy statement will contain additional updated information concerning the change of control, the litigation, the effect of NYBCL ss. 912 and the biographical background of the GCM nominees up for election.


CIT Default/Airline Industry Concerns/Potential for Insolvency

In the event CIT terminates the Company's revolving loan (see, Liquidity and Capital Resources - CIT Revolving Loan, above) the Company's access to working capital would be eliminated and would likely result in the Company's insolvency. Several of the Company's aviation clients filed for bankruptcy protection during fiscal year 2003. The aviation industry continues to struggle with various challenges including the cost of security and decreased volumes due to SARS and the threat of terrorism. Additional bankruptcy filings by aviation and non-aviation clients would have a material adverse impact on the Company's liquidity, results of operations and financial condition. A bankruptcy filing by Delta Airlines within the next several months could lead to the Company's insolvency.


Increased Legal Expense

Due to the legal proceedings referenced in Item 3 - Legal Proceedings, it is expected that the Company will incur higher than usual costs including, but not limited to those associated with the defense of legal actions against it by Mr. Vassell and GCM, the possible advancement and/or indemnification of legal costs to directors Nekos and Miller in connection with the claims against them by GCM, increased costs associated with the preparation of this form 10K and increased costs associated with the preparation of the Company's proxy in connection with the Annual Shareholders meeting scheduled for August 27, 2004.


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


Catastrophic Events

The Company is exposed to potential claims for catastrophic events, such as a hijacked airplane, based upon allegations that the Company failed to perform its services in accordance with contractual or industry standards. The Company's insurance coverage limits are currently $5 million per occurrence for guard services and $25 million in the aviation division. As of October 1, 2003, the Company has an excess general liability insurance policy that covers aviation claims for an additional $25 million in the aggregate. The Company retains the risk for the first $25,000 per claim on the non-aviation related policy and $5,000 on the aviation related policy (except $25,000 for damaged aircraft).


Officers and Directors Potential to Control Matters Requiring
Stockholder Approval

Our executive officers, directors and 5% or greater stockholders currently own beneficially 3,135,439 shares or approximately 49.9% (excluding any shares issuable upon exercise of warrants or conversion of preferred stock) and at a future date have the potential through the exercise of warrants, options and preferred stock, to beneficially own approximately 7,100,551 shares or approximately 69.3% of the outstanding shares of the Company's common stock.. These stockholders, acting together would be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock. The estimates stated above are not expected change to any substantial degree as a result of any reversal on appeal of the district court's ruling in the litigation brought by William Vassell against Reliance and GCM (see Item 3 - Legal Proceedings).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the fiscal year ended March 31, 2004, the Company did not hold a portfolio of securities instruments for either trading or for other purposes.

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with the CIT Group/Business Credit, Inc. Based on the Company's interest rate at March 31, 2004 and average outstanding balances during the fiscal year then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $67,000 over the next fiscal year.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See ITEM 15, "EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K."



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



ITEM 9a. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in the Company's internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                   PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's by-laws require that the Board of Directors be divided into two classes. The first class consists of directors Neil French, Jeremy Simon and Graeme R. Halder. The second class consists of William C. Vassell, Peter J. Nekos, Carl E. Painter and Gregory J. Miller. The terms of the directors in the second class will expire at the annual meeting of shareholders scheduled for August 27, 2004. The terms of the directors in the first class will expire at the annual meeting of shareholders for the fiscal year ended March 31, 2004. Each director's term is for two years. A classified board makes it more difficult for shareholders to change the majority of directors. Depending on the number of people in each class it could take two (2) annual meetings to replace a majority of the Board. This provision is applicable to every election of directors after the initial classification.

The following table provides information concerning each person who was an executive officer or director of the Company as of June 24, 2004.

Name                       Age     Title
-------------------        --      -------------------------------------
William C. Vassell         45      Chairman of the Board, President and
                                   Chief Executive Officer

Gregory J. Miller          44      Director

Peter J. Nekos             76      Director

Neil French                53      Director

Graeme R. Halder           41      Director

Carl E. Painter            58      Director

Martin Blake               50      Vice President Aviation Services

Gordon Robinett            68      Chief Financial Officer

Jeremy P. Simon            48      Director


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

Graeme R. Halder has been a director of the Company since January 2001 and served as its Chief Financial Officer from January 2001 until April 2004 when he voluntarily resigned from that office. Mr. Halder is qualified as a Chartered Accountant in the United Kingdom and worked from 1987 to 1988 with Touche Ross at their London office. In 1988, he moved to the corporate head office of Granada Group plc where he worked for eight years culminating in a position as Finance Director of Granada Hospitality which had $2 billion of revenue and $3 billion in assets. Granada is involved in retail, hotels and catering. His final role at Granada Group plc was to spearhead the integration of the accounting systems of several companies following the $6 billion acquisition of Forte plc in 1996. He moved to Reliance Security Group plc in 1996 as Finance Director of the guard division before moving to the United States to take up his current position as Chief Financial Officer of Command.

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

Martin C. Blake, Jr. has over twenty-eight years of experience in aviation security services. Prior to joining the company in 1995, Mr. Blake retired as a Major in the United States Air Force, where he served in a variety of senior management positions. Mr. Blake's last assignment was as the Program Manager for Electronic Security Systems, Electronic Systems Division. In this capacity he managed a $20 million annual program responsible for global marketing, procurement, and deployment of electronic security systems. He was responsible for integrating security systems and programs at international airports in Germany, Turkey, and the United Kingdom. Previously, Mr. Blake was the Director of Security at the Department of Defense's largest classified air flight facility, incorporating over 1,200 square miles of restricted air space. Establishing aviation security programs for major aircraft defense contractors was an integral responsibility of his position. Mr. Blake also served as the Security Program Manager for Air Force space programs, including security for the Space Shuttle and expendable space launch vehicles. He also led the effort to integrate a shared automated entry control system for use at Cape Canaveral, Kennedy Space Center, and the Johnson Space Center.

William Dunn voluntarily resigned as Secretary and General Counsel for Command Security Corporation in August 2004. No replacement has been identified for either position.

Gordon Robinett was hired as of April 5, 2004 as the Company's interim CFO following the voluntary resignation of former CFO Graeme Halder. From July 1999 until his April 2004 employment with the Company, Mr. Robinett was retired and living in Arizona. Mr. Robinett formerly served the Company as Vice Chairman of the Board of Directors and Treasurer until August 1, 1996 when Mr. Robinett and the Company agreed to mutually terminate his employment. In August 1997, Mr. Robinett was engaged again by the Company as Acting Treasurer until he resigned on July 1, 1999, in conjunction with the Board's approval of a then-new Chief Financial Officer and Executive Vice President. Prior to his initial service to the Company, Mr. Robinett was an employee of Uniforce Temporary Personnel, Inc., a publicly held national temporary personnel agency from 1968 to April 1989, initially as Controller and thereafter as Vice President of Finance, Secretary and Treasurer. Mr. Robinett is currently a director of Comforce Corporation which acquired Uniforce in 1996.

Jeremy P. Simon was appointed as a director to replace and finish the term of Kenneth Allison who voluntarily resigned in April 2004. Mr. Simon has been Group Legal Counsel and Company Secretary of Reliance Security Group plc since January 2002. Prior to his position with Reliance, Mr. Simon worked for over 4 years as the Corporate Services Director and Company Secretary of Prism Rail PLC, a UK publicly quoted provider of passenger railway services. Mr. Simon has been a corporate attorney for nearly 25 years and for much of his career was a partner in a substantial UK law firm where he specialized in corporate finance and other business-related fields.

Audit Committee

The Audit Committee was comprised of Messrs. Haslehurst, Miller and
Nekos (Chair) as of March 31, 2002. As of January 2003, Mr. French assumed Mr. Haslehurst's duties on the Audit Committee. Messrs. Nekos and Miller are independent directors and it is believed that Mr. Nekos' credentials satisfy the requirements of a financial expert.


Code of Ethics

The Code of Ethics was adopted by unanimous vote of the Board on July 6, 2004 and is attached hereto as Exhibit 14.


Section 16(a) Beneficial Ownership Reporting Compliance

Each director and executive officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934, and each other person who beneficially owns more than 10% of the Company's common stock, is required by
Section 16(a) of that Act to report to the Securities and Exchange Commission by a specified date his or her ownership of and transactions in the Company's common stock. Copies of such reports on Forms 3, 4, and 5 must also be provided to the Company. Based on management's knowledge of the holdings and transactions of reporting persons, a review of Forms 3, 4 and 5 and any amendments thereto, and a review of written representations to the Company with respect to the fiscal year ended March 31, 2004, the Company is not aware of any person who, at any time during the fiscal year ended March 31, 2004, was a director, officer or beneficial owner of more than ten percent (10%) of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the fiscal year ended March 31, 2004, all plan and non-plan compensation paid to, earned by, or awarded to William C. Vassell, Chairman of the Board and Chief Executive Officer, Graeme R. Halder, Chief Financial Officer and Martin C. Blake, Jr., Vice-President - Aviation. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for the fiscal year ended March 31, 2004 and, therefore, compensation for such other executive officers is not disclosed.

                                       SUMMARY COMPENSATION TABLE
                                FOR THE FISCAL YEAR ENDED MARCH 31, 2004


                                                SUMMARY COMPENSATION TABLE
                                              FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                                               Annual Compensation                            Long-Term
                                                                                           Compensation

                                                                                              Shares
                           Fiscal Year                         Other Annual                  Underlying
Name and Principal         Ended                               Salary                         Warrants
Position                   March 31      Annual Salary         Compensation      Bonus        Granted
------------------         --------      -------------         ------------      -----        ----------
William C. Vassell         2004          $250,000                  <F2>            0        204,485<F1>
President, Chairman        2003          $193,268                              $50,000
of the Board & Chief       2002          $146,280                              $45,000
Executive Officer


Graeme R. Halder           2004          $146,280              $295,733<F3>
Chief Financial Officer    2003          $260,834              $172,287
                           2002          $163,083              $120,320


Martin C. Blake, Jr.       2004          $150,000                  <F2>         $94,200      50,000<F4>
Vice President-            2003          $187,417                              $150,000
 - Aviation                2002          $119,678                              $114,312


<F1> In November 2000, Mr. Vassell was granted two warrants covering
     1,217,444 shares of the Company's common stock in connection with the
     Reliance transaction. The first warrant issued to Mr. Vassell in connection with the Reliance transaction covers 204,485 shares at an exercise price of $1.25 per share. The shares became exercisable on
     November 12, 2000, but cannot be exercised until after the exercise by the holder of the warrant issued to Reliance and then only in the same proportion as to which the Reliance warrant is then exercised. This warrant expires on
     November 12, 2005. The second warrant issued to Mr. Vassell in connection with the Reliance transaction covered 1,012,159 shares at an exercise price of $1.25 per share. It  was exercisable only to the following extent: (i) with respect to one-third of the warrant shares if the Company's earnings had satisfied certain "Confidential Performance
     Targets" (defined below under Item 11 - "Employment Agreements and
     Warrants and Termination of Employment and Change of Control Agreement -
     William C. Vassell") for the fiscal year ended March 31, 2002; (ii) with respect to two-thirds of the warrant shares if the Company's earnings were satisfied the Confidential Performance Targets for the fiscal year ended
     March 31, 2003; and (iii) with respect to all of the warrant shares if the Company's earnings had satisfied the Confidential Performance Targets for the fiscal year ended March 31, 2004. These targets were not met and the warrant is now void.

<F2> All perquisites and other personal benefits, securities or property do not exceed either $50,000, or 10% of the total annual salary and bonus of the executive officer. All perquisites and other personal benefits, securities or property are properly indicated in the "Other Annual Salary Compensation" column, as they all fit into the categories set forth in Item 402 of Regulation S-K.

<F3> Mr. Halder's additional compensation is comprised of (i) $11,688 annual vehicle reimbursement; (ii) $13,800 annual disturbance allowance;
     (iii) $6,000 annual travel allowance; (iv) $109,494 housing allowance for
     (v) $8,471 annual health insurance deduction reimbursement; and
     (vi) $146,280 one-time payment for the buyout of Mr. Halder's employment contract resulting from Mr. Halder's resignation in April 2004. Also, as a result of this resignation, Mr. Halder's 75,000 warrants have become void.

<F4> Mr. Blake received a warrant in 2000 pursuant to the Company's Stock Option
     Plan. This warrant is for 50,000 shares at an exercise price of $.75 became exercisable on May 1, 2004.



Stock Options/Warrants

The Company did not grant any stock warrants pursuant to its 2000 Stock Option Plan during the fiscal year ended March 31, 2003.


Employment Agreements, Warrants, Termination of Employment and Change of Control Agreements

William C. Vassell

The Company entered into an Employment Agreement with Mr. Vassell dated as of September 12, 2000. The Agreement went into effect when the Reliance transaction was consummated on November 13, 2000. The Employment Agreement provides that Mr. Vassell be employed as the Company's Chairman of the Board of Directors, Chief Executive Officer and President. The Employment Agreement will end on the earlier of the third anniversary of the effective date or the date on which Mr. Vassell's employment is terminated under the Employment Agreement. Unless either party gives ninety (90) days notice to the other party prior to an anniversary of the effective date, the three-year rolling Employment Period shall be automatically extended for one (1) year on such anniversary date. The Company served a non-renewal notice 90 days prior to the anniversary date of November 13, 2004. Mr. Vassell's base salary is currently $250,000 per annum. Pursuant to the Reliance transaction and the Employment Agreement, the Compensation Continuation Agreement entered into between the Company and Mr. Vassell was terminated as of September 2000.

Mr. Vassell became eligible to receive incentive compensation commencing as of the fiscal year ended March 31, 2002. Pursuant to this incentive compensation, he was eligible to receive incentive compensation equal to 20% of his base salary if the Company's earnings before taxes for a given year equaled or exceeded certain Confidential Performance Targets. Said Confidential Performance Targets were set forth in a confidential letter agreement between Mr. Vassell and the Company, dated September 12, 2000. Said Letter Agreement referenced the Company's confidential Business Plan dated March 13, 2000 and was approved by the Company's Board of Directors in November, 2000 following the Reliance Transaction. For each percentage increase in earnings before taxes above the stated targets, the incentive compensation would have been increased by three percentage points of the base salary up to a maximum incentive compensation equal to 50% of base salary. As of the end of fiscal year 2004 the Confidential Targets had not been met and Mr. Vassell is no longer eligible to receive the foregoing incentive compensation.

Mr. Vassell also received two warrants which are described in "Security Ownership of Certain Beneficial Owners and Management" and in the annotations to the table above. Mr. Vassell's employment may be terminated by the Board with or without cause or by Mr. Vassell in the event of a material breach by the Company or Reliance of the Shareholders' Agreement dated September 12, 2000, a material diminution in his duties and/or authority under the Employment Agreement, or a relocation of the Company's headquarters more than fifty (50) miles away from its his current location. Any such diminution, relocation or other uncured breach is referred to as constructive discharge. Mr. Vassell may also terminate his employment upon one hundred eighty (180) days notice or under certain circumstances following a change in control. As a result of the GCM purchase of Reliance's shares (see, Item 3 - Legal Proceedings) a change of control might have occurred.

In the event Mr. Vassell is terminated for cause or he terminates other than for constructive discharge or following a change of control, death or disability, the Company shall have no further obligation except to pay those accrued obligations arising prior to the date of termination. In the event the Company terminates Mr. Vassell without cause or Mr. Vassell terminates as a result of constructive discharge, the Company will have no obligation to Mr. Vassell other than to pay all accrued obligations such as salary and benefits, the payment of the balance of his base salary for the remainder of his Employment Period plus incentive compensation under certain circumstances. Based on the advice of the Company's counsel, it is believed that a termination of Mr. Vassell in the near future could cause the Company to incur a charge of approximately $600,000 (based on 28 months remaining in the Employment Period.

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

Graeme R. Halder

Mr. Halder voluntarily resigned from his position as Chief Financial Officer of the Company on April 4, 2004 and accordingly, his Employment Agreement was terminated without further obligation on the Company's part. During the fiscal year covered by this report, Mr. Halder was employed pursuant to an Employment Agreement effective from August 20, 2001. This superseded the prior agreement that was effective from January 1, 2001. The Agreement provided that Mr. Halder was to be employed as the Company's Chief Financial Officer and was to report to Mr. Vassell. Under this Agreement, Mr. Halder's base salary was $146,280 per annum, and in fiscal year 2004 he received other compensation in the amount of $295,733 (see F3 to Item 11 - Executive Compensation). The perquisites offered to Mr. Halder included a Tax Equalization Agreement, an automobile, a $13,800 disturbance allowance per annum, the reasonable costs of private education for his two eldest children (which was not required 2003/2004 school year as they had returned to the UK) and a $6,000 per annum air travel allowance. The Company also paid him a mortgage allowance towards his US property which was offset by rental income received on his property in the UK.


Martin C. Blake, Jr.

The Company has executed an Employment Agreement with Mr. Blake dated as of March 1, 2003. The Agreement went into effect on March 1, 2003 and superseded a prior Employment Agreement dated March 20, 2000 and as amended on March 20, 2002. The Agreement provides that Mr. Blake be employed as the Company's Vice President and General Manager of the Company's Aviation Division. The contract will end on the earlier of the third anniversary of the date of the Agreement or the date on which Mr. Blake's employment is terminated under the Agreement. Mr. Blake's base salary is $150,000 per annum. He is also eligible to receive a performance-related bonus. The perquisites offered to Mr. Blake include an automobile and reimbursement for all out-of-pocket business expenses.

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


Gordon Robinett

The Company has executed an Employment Agreement with Mr. Robinett commencing April 5, 2004 and terminating on October 5, 2004. Mr. Robinett was hired as the Company's interim CFO following the voluntary resignation of former CFO Graeme Halder. Under the Agreement Mr. Robinett receives a salary of $125,000.00 per annum. The perquisites offered to Mr. Robinett under the Agreement include use of an automobile with purchase option, a $750 monthly housing allowance and reimbursement for all out-of-pocket business expenses. If the Company terminates Mr. Robinett's employment for any reason other than death the Company is obligated to pay Mr. Robinett 60% of the remaining salary due. If Mr. Robinett dies during the term of the Agreement, the Company will be obligated to pay his widow 50% of the remaining salary due.

The Agreement also contains a non-compete clause providing that, during the term of his employment, Mr. Robinett will not engage in business with, be employed by or serve as an officer or director of any other business or enterprise (except for ComForce Corporation). The clause further provides that during the term and for an additional two years thereafter, Mr. Robinett will not solicit any of the Company's employees or hire or influence Company employees to leave the Company.


William Dunn

William Dunn voluntarily resigned as Secretary and General Counsel for Command Security Corporation on August 29, 2003. Mr. Dunn's warrants for 20,000 shares of common stock (issued in connection with his employment) were cancelled pursuant to their terms.

Other Agreements

Other than pursuant to the Employment Agreement and the Compensation Continuation Agreement for Mr. Vassell and the employment agreements with Messrs. Robinett and Blake, there is no compensation plan or arrangement for the benefit of any person named in the Summary Compensation Table that would result from the resignation, retirement or other termination of such person's employment.

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

In July 2002, an Independent Committee of Directors was established to consider various options available to the Company to maximize shareholder value. The Committee comprised of Gregory J. Miller (Chair), Peter J. Nekos and Carl E. Painter. Fees received for fulfilling their duties on this Committee were $44,045, $9,186 and $2,779 respectively. The Independent Committee has met extensively over several months during fiscal year end March 31, 2004 due in large part to the GCM purchase of Reliances share and the surrounding issues.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the number and percentage of common stock (being the Company's only voting securities) beneficially owned by (i) each person who owns of record (or is known by the Company to own beneficially) 5% or more of the Company's common stock or as to which he has the right to acquire within sixty (60) days of June 24, 2004,
(ii) each director and executive officer and (iii) all of said beneficial owners, officers and directors as a group, as of June 24, 2004. Except as indicated below, the address for each director and executive officer is the Company's principal office at Lexington Park, Route 55, Lagrangeville, New York 12540.

Other than as set forth in the following table, the Company is not aware of any person (including any "group" as that term is used in Section
13(d)(3) of the Securities Exchange Act of 1934) who owns more than 5% of the common stock of the Company. It should be noted however, that action taken by the Court of Appeals in the William Vassell litigation (see Item 3 - Legal Proceedings) could alter the ownership of the stock identified below as being owned by GCM Securities Partners LLC.

                               Amount and Nature
                               Of Beneficial
Name                           Ownership(1)               Percent of Class(2)
-----                          -----------------          -------------------
William C. Vassell                1,020,785 (3)                 15.7% (2)

Peter J. Nekos                    12,500 (4)                     (12)

Gregory J. Miller                 10,000 (5)                     (12)

Carl E. Painter                   10,000 (6)                     (12)

Martin C. Blake, Jr.              50,000 (8)                     (12)

Bruce Galloway                 5,997,266 (2),(9)                60.2% (2)
c/o Galloway Capital
Management, LLC
1325 Avenue of the Americas
26th Floor
New York, NY 10019

GCM Security Partners LLC      5,297,966 (2),(10)              53.15% (2)
c/o Galloway Capital
Management, LLC
1325 Avenue of the Americas
26th Floor
New York, NY 10019

All Officers and               1,103,285 (2),(3),(4)            16.7% (11)
Directors as a Group                     (5),(6),(7)
(5 Persons)                              (8),(11)

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

(3) The shares included under the beneficial ownership of Mr. Vassell include 204,485 shares at an exercise price of $1.25 per share, covered by a warrant that became exercisable November 12, 2001 but then only to the extent of the exercise by GCM Security Partners, LLC of a warrant GCM holds. Mr. Vassell also shares voting and dispository power over 16,300 shares with his wife. Mr. Vassell previously held a warrant covering 1,012,159 shares at an exercise price of $1.25 per share. It was exercisable only to the following extent: (i) with respect to one-third of the warrant shares if the Company's earnings had satisfied certain "Confidential Performance Targets" (defined below under Item 11 - "Employment Agreements and Warrants and Termination of Employment and Change of Control Agreement - William C. Vassell") for the fiscal year ended March 31, 2002; (ii) with respect to two-thirds of the warrant shares if the Company's earnings were satisfied the Confidential Performance Targets for the fiscal year ended March 31, 2003; and (iii) with respect to all of the warrant shares if the Company's earnings had satisfied the Confidential Performance Targets for the fiscal year ended March 31, 2004. These targets were not met and the warrant is now void.

(4) Includes 10,000 shares covered by a warrant issued March 1, 2002 and which expires on February 28, 2005.

(5) Includes 10,000 shares covered by a warrant issued March 1, 2002 and which expires on February 28, 2005.

(6) Includes 10,000 shares covered by a warrant issued March 1, 2002 and which expires on February 28, 2005.

(7) Intentionally omitted.

(8) Includes 50,000 shares covered by a warrant issued pursuant to the Company's 2000 Stock Option Plan that became exercisable May 1, 2004.

(9) Based upon information contained in the Schedule 13D Amendments number 2 and 6 filed by Mr. Galloway on May 26, 2004 and July 12, 2004 respectively. Includes i) Mr. Galloway's beneficial ownership of 212,000 shares of Common Stock pursuant to a Proxy, dated July 1, 2004, from Europa International Inc. ("Europa") pursuant to which Mr. Galloway was appointed the proxy of Europa, with full power and sole discretion to vote the shares of Common Stock held by Europa for a period of one year; ii) Mr. Galloway's beneficial ownership of 239,500 shares of Common Stock pursuant to a Proxy, dated July 7, 2004, from Sandra Pessin pursuant to which Mr. Galloway was appointed the proxy of Ms. Pessin, with full power and sole discretion to vote the shares of Common Stock held by Ms. Pessin for a period of one year; iii) Mr. Galloway's beneficial ownership of 75,300 shares of Common Stock pursuant to a Proxy, dated July 1, 2004, from Edwin and Carol Levy pursuant to which Mr. Galloway was appointed the proxy of Mr. and Mrs. Levy, with full power and sole discretion to vote the shares of Common Stock held by Mr. and Mrs. Levy for a period of one year; (iv) 172,500 shares of Common Stock over which Mr. Galloway has full dispositive power; and (v) the shares beneficially owned by Mr. Galloway through GCM Security Partners, LLC, a limited liability company of which Mr. Galloway is a managing Member (see, footnote 10 below).

(10) Based upon information contained in the Schedule 13D Amendments number 2 and 5 filed by Managing Member Bruce Galloway on May 26,2004 and July 9, 2004 respectively. The shares included under the beneficial ownership for GCM Security Partners, LLC include 1,617,339 shares of common stock and 12,325.35 shares of preferred stock convertible into 1,232,535 shares of Common Stock. Also included is a currently exercisable warrant for 150,000 shares at an exercise price of $1.03125 per share and a warrant covering 2,298,092 shares, at an exercise price of $1.25 per share which became exercisable on November 12, 2001. Based on the advice of outside legal counsel (see, Item 3 - Legal Proceedings), Command's board of directors has decided not to allow conversion of the preferred stock. Consequently, it is expected that GCM will pursue an adjudication of its rights to convert its preferred stock. In the event the board's conclusion with respect to the applicability of NYBCL ss. 912(b) were upheld by a court, GCM would be further limited in its exercise of its warrants covering 2,298,092 shares of common stock, future investments in the Company as well as any other "business combinations" with the Company.

(11) The denominator for the group calculation is 6,590,628.

(12) Less than 1 percent of class.


Equity Compensation Plan Information


------------------------------------------------------------------------------------------
Plan category             Number of            Weighted-average     Number of
                          securities to        exercise price       securities
                          be issued upon       of outstanding       remaining
                          exercise of          options, warrants    available for
                          outstanding          and rights           future issuance
                          options, warrants                         under equity
                          and rights                                compensation plans
                                                                    (excluding securities
                                                                    reflected in
                                                                    column (a) )

                          (a)                  (b)                  (c)

Equity compensation
 plans approved by
 security holders         1,392,444            1.19                 275,000

Equity compensation
 plans not approved
 by security holders        280,000            0.91                     -0-

Total                     1,672,444            1.14                 275,000
------------------------------------------------------------------------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shareholder Agreement

In connection with the purchase of its interests in the Company on September 12, 2000, Reliance, William Vassell and the Company entered into a Shareholder Agreement which provides in part that Reliance and Mr. Vassell must vote in favor of each of the three directors chosen by the other party and mutually agree to the selection of a seventh board member. It is believed that this Agreement terminated upon the sale by Reliance of its interests in the Company to GCM. However, in the event Mr. Vassell is successful with his appeal as discussed in Item 3 - Legal Proceedings, it is believed that said Agreement will be reinstated.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Following are the aggregate fees billed by our principal accountants for professional services rendered for each of the last two fiscal years:

                                                   2004              2003

Audit fees                                       $103,486         $94,932
Audit related fees                                    -0-             -0-
Tax fees                                          $19,893         $28,408
All other fees                                     $7,038(1)          -0-

(1) Accounting research and consultation


None of the audit services performed were performed by persons other than the principal accountant's full-time permanent employees. The engagement of the principal accountants was approved by the Company's audit committee before the engagement was formalized. Said approval covered all services provided by the accountants.

                                   PART IV



ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) Financial statements filed as part of this report:

                                                              Page No.

     Independent auditor's report...........................    F-1

     Balance Sheets - March 31, 2004 and 2003...............    F-2

     Statements of Operations - years ended.................    F-3
     March 31, 2004, 2003, and 2002

     Statements of changes in stockholders' equity..........    F-4
     years ended March 31, 2004, 2003, and 2002

     Statements of cash flows - years ended.................    F-5 - F-6
     March 31, 2004, 2003, and 2002

     Notes to Financial Statements..........................    F-7 - F-20

(2) Financial statement schedule filed as part of this report:

     Valuation and qualifying accounts - years ended........    F-21
     March 31, 2004, 2003, 2002

(3)

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

4.3    Reclassified as Exhibit 10.38

4.4    Reclassified as Exhibit 10.39

4.5    Reclassified as Exhibit 10.40

4.6    Warrant (50,000) to the CIT                            Incorporated by reference to Exhibit 4.2
       Group/Credit Finance                                   of the Form 8-K filed on March 13, 1996

4.7    Specimen Series A Preferred Stock Certificate          Incorporated by reference to Exhibit 4.2
                                                              of the Third Amendment to the S-1.

10.1   Form of Amendment to Employment Agreement              Incorporated by reference to Exhibit
       for William C. Vassell dated April 8, 1991             10.1 of the 10-K for the fiscal year
                                                              ended March 31, 1992 (the "1992 10-K")

10.2   Amended and Restated Employment Agreement              Incorporated by reference to Exhibit 10.3
       for William C. Vassell dated June 18, 1991             of the 1992 10-K

10.3   Amendment #1 to Amended & Restated Employment          Incorporated by reference to Exhibit 10.5
       Agreement for William C. Vassell                       to the 1993 10-K
       dated September 25, 1992


10.4   Form of Amendment to Employment Agreement              Incorporated by reference to Exhibit 10.2
       for Gordon Robinett dated April 8, 1991                of the 1992 10-K

10.41  Financing Agreement with CIT Group/Business            Exhibit 10.41 attached hereto
       Credit, Inc. dated December 12, 2003

10.5   Amended and Restated Employment Agreement              Incorporated by reference to Exhibit
       for Gordon Robinett dated June 18, 1991                10.4 of the 1992 10-K

10.6   Amendment #1 to Amended Restated Employment            Incorporated by reference to Exhibit &
       Agreement for Gordon Robinett                          10.6 of the 1993 10-K dated
       September 25, 1992

10.7   Form of Warrant Agreement and Warrant                  Incorporated by reference to Exhibit
       for William C. Vassell (175,000 shares)                10.3 of the 1991 10-K
       and Gordon Robinett (60,000 shares)

10.8   Form of Warrant Agreement dated May 15, 1992           Incorporated by reference to Exhibit
       for William C. Vassell (125,000 shares),               10.7 to the 1992 10-K
       Gordon Robinett (60,000 shares) and
       Peter J. Nekos (10,000 shares)

10.9   Compensation Continuation Agreement for                Incorporated by reference to Exhibit 10.9
       William C. Vassell dated September 25, 1992            of the 1993 10-K

10.10  Consulting Agreement with Robert Ellin                 Incorporated by reference to Exhibit 10.10
       dated December 2, 1992                                 of the 1992 10-K

10.11  Warrant Agreement for William C. Vassell               Incorporated by reference to Exhibit 10.16
       (500,000)                                              of the Form 10-K for fiscal year ended
                                                              March 31, 1994 (the "1994 10-K

10.12  Franchise Offering Prospectus dated                    Incorporated by reference to Exhibit 10.11
       December 1, 1992                                       of the 1993 10-K

10.13  Warrant Agreement and  Warrant for                     Incorporated by reference to Exhibit 4.B of S-18
       Stuart James Company, Inc.

10.14  Form of Second Amendment to May 15, 1992               Incorporated by reference to Exhibit
       Warrant Agreement and Warrant Certificate              10.13 in 1994 10-K
       for William C. Vassell and Gordon Robinett

10.15  Form of Third Amendment to April 8, 1991               Incorporated by reference to Exhibit 10.14
       Warrant Agreement and Warrant Certificate              in the 1994 10-K
       for William C. Vassell and Gordon Robinett

10.16  Form of Third Amendment to May 15, 1992                Incorporated to Exhibit 10.15
       Warrant Agreement and Warrant Certificate              in the 1994 10-K
       for William C. Vassell and Gordon Robinett

10.17  Placement Agent Agreement                              Incorporated by reference to Exhibit 1.1 of
                                                              the Form 8-K filed October 17, 1993

10.18  Registration Agreement                                 Incorporated by reference to Exhibit 4.1 to
                                                              the Form 8-K filed October 17, 1993

10.19  Form of Warrant for Private Placement                  Incorporated by reference to Exhibit
                                                              4.2 to the Form 8-K filed October 27, 1993

10.20  Warrant Agreement (Placement Agreement)                Incorporated by reference to Exhibit
                                                              4.3 to the Form 8-K filed October 27, 1993

10.21  William C. Vassell Indemnity Agreement                 Incorporated by reference to Exhibit
                                                              10.17 of the 1994 10-K

10.22  Plan of Acquisition, Reorganization,                   Incorporated by reference to Exhibit 2
       Liquidation or Succession of ISS                       of the Form 8-K filed October 27, 1993
       International Service Systems, Inc.

10.23  Amendment to ISS Purchase Agreement                    Incorporated by reference to Exhibit 10.23
                                                              of the 1994 10-K/A

10.24  Plan of Acquisition, Reorganization,                   Incorporated by reference to Exhibit 2
       Liquidation or Succession of Madison                   of the Form 8-K filed November 12, 1993

10.25  Purchase and Sale Agreement dated                      Incorporated by reference to Exhibit 2.1
       February 24, 1996, for the acquisition                 of the Form 8-K filed march 23, 1996
       of United Security Group Inc.

10.26  Placement Agent Agreement dated                        Incorporated by reference to Exhibit 10.26
       February 24, 1996, between the                         to the Third Amendment to the Form S-1
       Company and Sands Brothers & Co., Ltd.
       with Amendment as of March 24, 1996

10.27  Shareholders Voting Agreement dated                    Incorporated by reference to Exhibit
       March 8, 1996, by all directors in their               10.27 of the Third Amendment to the S-1
       capacities as Shareholders


10.28  Amendment No. 2 to Amended and                         Incorporated by reference to Exhibit 10.28
       Restated Employment Agreement for                      of the Third Amendment to the S-1
       William C. Vassell dated February 24, 1996

10.29  Amendment No. 2 to Amended and                         Incorporated by reference to Exhibit 10.29
       Restated Employment Agreement for                      of the Third Amendment to the S-1
       Gordon Robinett dated February 24, 1996

10.31  Form of Warrant (250,000) to                           Incorporated by reference to Exhibit 10.31
       Sands Brothers & Co., Ltd.                             of the Third Amendment to the S-1

10.32  Warrant Reduction Agreement                            Incorporated by reference to Exhibit 10.32
       (275,000) William C. Vassell                           the Third Amendment to the S-1

10.34  Loan and Security Agreement                            Incorporated by reference to Exhibit 4.7
       with CIT Group/Credit Finance, Inc.                    of the Third Amendment to the S-1

10.35  Term Loan Agreement with                               Incorporated by reference to Exhibit 4.8
       Deltec Development Corp.                               of the Third Amendment to the S-1

10.36  Promissory Note to William C.                          Incorporated by reference to Exhibit 10.36
       Vassell ($85,000) dated                                of the form 10-K for the fiscal year ending
       August 22, 1994                                        March 31, 1995 (the "1995 10-K")

10.37  Notes Payable - ISS                                    Incorporated by reference as Exhibit 4.2
                                                              to the 1994 10-K/A

10.38  Bank Note - September 1, 1992 maturity                 Incorporated by reference as Exhibit 4.2
                                                              to the l994 l0-K/A

10.39  Bank Note - November 1, 1997 maturity                  Incorporated by reference as Exhibit 4.4
                                                              of the 1994 10-K/A

10.40  Mehlich Notes                                          Incorporated by reference as Exhibit 4.5
                                                              of the 1994 10-K/A

10.41  CIT Group/Business Credit Inc. Financing               Exhibit 10.41 attached hereto
       Agreement dated December 12, 2003

11.00  Computation of Income Per                              Incorporated by reference to Exhibit 11
       Share of Common Stock                                  annexed to Financial Statements.

14     Command Code of Ethics                                 Exhibit 14 attached hereto

27.00  Financial Data Schedule

31     Certifications Pursuant to
       Rule 13(a)-14(a)/15(d)-14(a)

32     Section 1350 Certifications

99.2   Placement Agent Agreement                              Incorporated by reference to Exhibit 1.1
       dated February 24, 1995                                to the Form 8-K/A dated February 24, 1995

99.3   Amendment to Exhibit C to the                          Incorporated by reference to Exhibit 1.2
       Placement Agent Agreement dated                        to the Form 8-K dated March 24, 1995
       March 24, 1995

99.4   Agreement with John B. Goldsborough                    Incorporated by reference to Exhibit 99.3
                                                              to the Fourth Amendment to the S-1

99.5   Warrant Standstill Agreement                           Incorporated by reference to Exhibit 99.4
       from William C. Vassell                                to the Fourth Amendment to the S-1

99.6   Shareholders Voting Agreement                          Incorporated by reference to Exhibit 99
       dated March 8, 1995                                    to the Form 8-K dated March 24, 1995

99.7   Letter to Company from                                 Incorporated by reference to Exhibit 99.7
       D'Arcangelo & Co. L.L.P.                               to the Form 8-K dated February 9, 1996
       dated February 28, 1994.

99.8   Letter to Company from Coopers                         Incorporated by reference to Exhibit 99.8
       & Lybrand L.L.P. dated                                 to the Form 8-K dated February 9, 1996.
       February 7, 1996 confirming
       termination of engagement

99.9   Letter to Company from Coopers                         Incorporated by reference to Exhibit 99.9
       & Lybrand,L.L.P. dated February 9, 1996.               to the Form 8-K dated February 9, 1996.

99.10  Letter (revised) to Commission                         Incorporated by reference to Exhibit 99.10
       from Coopers & Lybrand L.L.P.                          to the Form 8-K/A filed March 11, 1996.
       dated March 8, 1996.

99.11  Press Release dated June 25, 1997                      Incorporated by reference to Exhibit 99.11
       re: FYE 1997 results                                   to the 1997 10-K.

99.12  Press Release dated June 29, 1999                      Incorporated by reference to Exhibit 99.12
                                                              to the 10-K for year ended March 31, 1999.


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

99.19  Shareholders' Agreement                                Incorporated by reference to Exhibit 99.19 of the Form 8-K filed September 27, 2000.

99.20  Vassell Employment Agreement                           Incorporated by reference to Exhibit 99.20 of the Form 8-K filed September 27, 2000.

99.21  Stipulation                                            Incorporated by reference to Exhibit 99.21 of the Form 8-K filed September 27, 2000.

99.22  Registration Rights Agreement                          Incorporated by reference to Exhibit 99.22 of the Form 8-K filed September 27, 2000.

99.23  Audit Committee of the Board                           Incorporated by reference to Exhibit 99.23 of the Form
       of Directors Charter and Powers                        10-K filed July 3, 2001.

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

99.26  Halder Warrant                                         Incorporated by reference to Exhibit 99.26 of the Form 10-K filed July 3, 2001.

99.27  Blake Warrant                                          Incorporated by reference to Exhibit 99.27 of the Form 10-K filed July 3, 2001.

99.28  Dunn Warrant                                           Incorporated by reference to Exhibit 99.28 of the Form 10-K filed July 3, 2001.

99.29  McDonald Warrant                                       Incorporated by reference to Exhibit 99.29 of the Form 10-K filed July 3, 2001.

99.30  Press Release dated June 23, 2003                      Incorporated by reference to Exhibit 99.30 of the Form 10-K filed June 30, 2003.

99.31  Gordon Robinett Employment Agreement                   Exhibit 99.31 attached hereto


(b) Reports on Form 8-K

A report on Form 8-K was filed by the Company on and dated March 3, 2004 with an Exhibit press release dated February 13, 2004 containing financial statements covering the third fiscal quarter ended December 31, 2003.

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

Date: July 13, 2004


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


                               President, Chairman and
/s/ William C. Vassell         Chief Executive Officer          July 13, 2004
----------------------
William C. Vassell


/s/ Gordon Robinett            Chief Financial Officer          July 13, 2004
----------------------
Gordon Robinett


/s/ Gregory J. Miller          Director                         July 13, 2004
----------------------
Gregory J. Miller


/s/ Peter J. Nekos             Director                         July 13, 2004
----------------------
Peter J. Nekos


/s/ Neil French                Director                         July 13, 2004
----------------------
Neil French


/s/ Jeremy P. Simon            Director                         July 13, 2004
----------------------
Jeremy P. Simon


/s/ Graeme R. Halder           Director                         July 13, 2004
----------------------
Graeme R. Halder


/s/ Carl E. Painter            Director                         July 13, 2004
----------------------
Carl E. Painter

                                                                 Exhibit 31


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

Date: July 13, 2004

/s/ William C. Vassell
----------------------------
William C. Vassell
Principal Executive Officer

                                                                Exhibit 31

Certification (pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)


I, Gordon Robinett certifying individual, certify that:

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

Date: July 13, 2004

/s/ Gordon Robinett
----------------------------
Gordon Robinett
Principal Financial Officer

                                                               Exhibit 32

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying Annual Report on Command Security Corporation (the "Company") on Form 10-K for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William C. Vassell, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, certify, pursuant to 18
U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge: (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 13, 2004                            By: /s/ William C. Vassell
                                                   ----------------------
                                                   William C. Vassell,
                                                   President, CEO and
                                                   Chairman of the Board

                                                               Exhibit 32

                          CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Command Security Corporation (the "Company") on Form 10-K for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon Robinett, Chief Financial Officer of the Company, certify, pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge: (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 13, 2004                            By: /s/ Gordon Robinett
                                                   ----------------------
                                                   Gordon Robinett,
                                                   Chief Financial Officer

Independent Auditor's Report
on the Financial Statements

To the Board of Directors
  and Stockholders of
Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 14(A). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP




June 18, 2004
Poughkeepsie, New York


Command Security Corporation
Balance Sheets
March 31, 2004 and 2003


                                                                                                   2004                   2003

                                     ASSETS

Current assets:
 Accounts receivable from guard service customers, less allowance for
   doubtful accounts of $282,822 and $2,361,674, respectively                               $15,471,135            $14,883,413
 Accounts receivable from administrative service client customers, less
   allowance for doubtful accounts of $79,043 and $70,663, respectively                         607,115                713,603
 Accounts receivable disputed, net allowance for billing adjustment of
   $965,373 and $1,000,000, respectively                                                      1,965,006              1,930,379
 Prepaid expenses                                                                               936,454                821,300
 Other receivables                                                                              369,058                330,930
                                                                                            -----------            -----------
   Total current assets                                                                      19,348,768             18,679,625

Furniture and equipment at cost, net                                                            645,592                837,814
Intangible assets, net                                                                          270,217                 75,322
Restricted cash                                                                                 107,676                256,308
Other assets                                                                                  1,544,855                858,236
                                                                                            -----------            -----------

    Total assets                                                                            $21,917,108            $20,707,305
                                                                                            ===========            ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Cash overdraft                                                                             $   556,310            $ 1,081,068
 Current maturities of long-term debt                                                           361,540                133,983
 Current maturities of obligations under capital leases                                          66,270                 67,819
 Short-term borrowings                                                                        9,091,628              9,046,106
 Accounts payable and accrued expenses                                                        6,475,737              4,571,729
 Due to administrative service clients                                                          248,205                188,095
                                                                                            -----------            -----------
   Total current liabilities                                                                 16,799,690             15,088,800

Self-insurance reserves                                                                         402,290                563,815
Long-term debt, net                                                                             153,882                 44,596
Obligations under capital leases, net                                                            67,538                 43,283
                                                                                            -----------            -----------
   Total liabilities                                                                         17,423,400             15,740,494
                                                                                            -----------            -----------

Commitments and contingencies (Notes 16, 17 and 18)

Stockholders' equity:
 Preferred stock, convertible Series A,
   $.0001 par value per share, 1,000,000
   shares authorized, 12,325 shares
   issued and outstanding, liquidation value of $2,033,682                                    2,033,682              2,033,682
 Common stock, $.0001 par value per share, 20,000,000 shares
   authorized, 6,287,343 shares issued and outstanding                                              629                    629
 Paid-in capital                                                                              8,009,175              8,171,870
 Accumulated deficit                                                                         (5,549,778)            (5,239,370)
                                                                                            -----------            -----------
   Total stockholders' equity                                                                 4,493,708              4,966,811
                                                                                            -----------            -----------

    Total liabilities and stockholders' equity                                              $21,917,108            $20,707,305
                                                                                            ===========            ===========


See accompanying notes and auditor's report


Command Security Corporation
Statements of Operations
Years Ended March 31, 2004, 2003 and 2002


                                                                               2004                2003                2002

Revenue                                                                 $75,904,782         $94,314,515         $84,161,855
Cost of revenue                                                          64,945,113          74,756,859          70,356,400
                                                                        -----------         -----------         -----------

    Gross profit                                                         10,959,669          19,557,656          13,805,455
                                                                        -----------         -----------         -----------

Operating expenses:
   General and administrative expenses                                   10,808,384          13,633,380          11,471,406
   Provision for doubtful accounts and notes                                154,401           2,659,830             581,679
   Bad debt recoveries                                                     (198,547)             (1,946)                  0
                                                                        -----------         -----------         -----------
                                                                         10,764,238          16,291,264          12,053,085
                                                                        -----------         -----------         -----------

    Operating income                                                        195,431           3,266,392           1,752,370
                                                                        -----------         -----------         -----------

Other income/(expense)
   Interest income                                                           89,800              89,499              93,201
   Interest expense                                                        (516,763)           (561,035)           (780,155)
   Gain on equipment dispositions                                            12,667              17,203              10,344
                                                                        -----------         -----------         -----------

                                                                           (414,296)           (454,333)           (676,610)
                                                                        -----------         -----------         -----------
            Income/(loss) before income
               tax benefit/(expense)                                       (218,865)          2,812,059           1,075,760

Income tax benefit/(expense)                                                (91,543)         (1,485,323)          1,300,000
                                                                        -----------         -----------         -----------

     Net income/(loss)                                                     (310,408)          1,326,736           2,375,760

Preferred stock dividends                                                  (162,695)           (447,416)                  0
                                                                        -----------         -----------         -----------

Net income/(loss) applicable to common stockholders                     $  (473,103)        $   879,320         $ 2,375,760
                                                                        ===========         ===========         ===========


Income/(loss) per share of common stock
   Basic                                                                $      (.08)        $       .14         $       .38
                                                                        ===========         ===========         ===========
   Diluted                                                              $      (.08)        $       .14         $       .32
                                                                        ===========         ===========         ===========

Weighted average number of common
 shares outstanding
   Basic                                                                  6,287,343           6,287,343           6,287,343
                                                                        ===========         ===========         ===========
   Diluted                                                                6,390,525           6,358,342           7,524,868
                                                                        ===========         ===========         ===========


See accompanying notes and auditor's report


Command Security Corporation
Statements of Changes in Stockholders' Equity
Years Ended March 31, 2004, 2003 and 2002


                                     Preferred           Common          Paid-In          Accumulated
                                       Stock             Stock           Capital            Deficit                Total

Balance at March 31, 2001            $2,033,682         $    629        $8,619,286        $(8,941,866)           $1,711,731

Net income                                                                                  2,375,760             2,375,760
                                     ----------         --------        ----------        -----------            ----------

Balance at March 31, 2002             2,033,682              629         8,619,286         (6,566,106)            4,087,491

Preferred stock dividends                                                 (447,416)                                (447,416)

Net income                                                                                  1,326,736             1,326,736
                                     ----------         --------        ----------        -----------            ----------

Balance at March 31, 2003             2,033,682              629         8,171,870         (5,239,370)            4,966,811

Preferred stock dividends                                                 (162,695)                                (162,695)

Net loss                                                                                     (310,408)             (310,408)
                                     ----------         --------        ----------        -----------            ----------

Balance at March 31, 2004            $2,033,682         $    629        $8,009,175        $(5,549,778)           $4,493,708
                                     ==========         ========        ==========        ===========            ==========


See accompanying notes and auditor's report


Command Security Corporation
Statements of Cash Flows
Years Ended March 31, 2004, 2003 and 2002


                                   INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                               2004                2003                2002

OPERATING ACTIVITIES
   Net income/(loss)                                                    $  (310,408)        $ 1,326,736         $ 2,375,760
   Adjustments to reconcile net income/(loss) to net
    cash provided by/(used in) operating activities:
    Depreciation and amortization                                           477,314             612,591             702,963
    Provision for doubtful accounts and
      notes receivable, net of recoveries                                   (44,146)          2,657,884             581,679
    Gain on equipment dispositions                                          (12,667)            (17,203)            (10,344)
    Deferred income taxes                                                         0           1,300,000          (1,300,000)
    Self-insurance reserves                                                  (7,182)            124,249             241,247
    Changes in operating assets and liabilities:
      Accounts receivable                                                  (471,715)          1,744,185          (8,018,174)
      Prepaid expenses                                                      794,950             347,572             371,947
      Other receivables                                                    (843,583)           (170,765)            (70,011)
      Other assets                                                          209,234            (103,848)            335,805
      Accounts payable and accrued expenses                               2,317,340          (1,210,844)          1,036,823
      Due to administrative service clients                                  60,110              23,301              77,637
                                                                        -----------         -----------         -----------
        Net cash provided by/(used in) operating activities               2,169,247           6,633,858          (3,674,668)
                                                                        -----------         -----------         -----------


INVESTING ACTIVITIES
   Purchase of equipment                                                    (47,078)           (139,185)           (230,855)
   Purchase of intangible assets                                                  0              (1,975)                  0
   Proceeds from equipment dispositions                                      20,164              53,323              45,436
   Issuance of notes by administrative service client                             0             (30,500)            (35,000)
   Principal collections on notes receivable                                 58,234              57,365             132,272
                                                                        -----------         -----------         -----------
    Net cash provided by/(used) in investing activities                      31,320             (60,972)            (88,147)
                                                                        -----------         -----------         -----------


FINANCING ACTIVITIES
   Net borrowings/(payments) on line of credit                               (7,814)         (2,866,081)          4,846,734
   Repayments on other short and long-term debt                          (1,113,560)         (2,215,980)         (1,965,243)
   Repayments on capital lease obligations                                  (73,076)           (142,465)           (142,339)
   Increase/(decrease) in cash overdraft                                   (524,758)           (982,293)          1,023,663
   Costs associated with refinance                                         (277,988)                  0                   0
   Payment of preferred stock dividends                                    (203,371)           (366,067)                  0
                                                                        -----------         -----------         -----------
     Net cash provided by/(used in) financing activities                 (2,200,567)         (6,572,886)          3,762,815
                                                                        -----------         -----------         -----------

Net change in cash and cash equivalents                                           0                   0                   0

Cash and cash equivalents, beginning of year                                      0                   0                   0
                                                                        -----------         -----------         -----------

Cash and cash equivalents, end of year                                  $         0         $         0         $         0
                                                                        ===========         ===========         ===========


See accompanying notes and auditor's report


Command Security Corporation
Statements of Cash Flows, Continued
Years Ended March 31, 2004, 2003 and 2002


1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the year for:


                                                                               2004                2003                2002

Interest                                                                   $516,763            $578,726            $773,347
Income Taxes                                                                229,063             100,000                   0



2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended March 31, 2004, the line of credit with LaSalle Business Credit, Inc. (LaSalle) was terminated and replaced with a line of credit from CIT Group/Business Credit, Inc. (CIT). The proceeds from CIT to LaSalle in the amount of $8,723,102 have been excluded from net advances/(repayments) on the line of credit, on the statements of cash flows presented.

During the year ended March 31, 2004, the Company reclassified
$1,930,379 from accounts receivable in connection with the FAA disputed billings. This amount has been excluded from the statements of cash flows presented.

During the year ended March 31, 2003, the Company accrued $600,000 in other payables in reference to a dispute with the Office of General Services
(OGS). During the year ended March 31, 2004, the Company agreed to a settlement with the OGS in the same amount. A portion of the agreement calls for 21 monthly payments totaling $527,000, commencing December 1, 2003. This amount has been excluded from the change in other payables and proceeds from long-term debt financing on the statements of cash flows presented.

For the years ended March 31, 2004, 2003 and 2002, the Company purchased equipment with direct installment and lease financing of $162,417, $29,355 and $315,698, respectively. These amounts have been excluded from the statements of cash flows.

For the years ended March 31, 2004, 2003 and 2002, the Company obtained short-term financing to meet its insurance needs in the amounts of $910,104, $670,669 and $516,228, respectively. These borrowings have been excluded from the statements of cash flows.

As of March 31, 2004 and 2003, the Company accrued dividends of $40,674 and $81,349, respectively, on its Series A convertible preferred stock. This charge to paid-in capital and credit to dividends payable has been excluded from the statements of cash flows.

See accompanying notes and auditor's report

Command Security Corporation
Notes to Financial Statements
March 31, 2004, 2003 and 2002


1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

Principal business activities

Command Security Corporation (the Company) is a uniformed security guard service company operating in New York, Connecticut, California, Florida, Illinois, Maryland, Massachusetts, New Jersey, Oregon and Pennsylvania. In addition, the Company also provides other security guard companies (administrative service clients) and police departments in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include provisions for potential billing adjustments, provisions for uncollectible accounts receivable including allowances related to airline customers, valuation allowances for deferred tax assets and reserves for general liability and workers' compensation claims, among others. Actual results could differ from those estimates.

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

Prepaid expenses

A significant new contract commenced in August 2003, $264,781 of the costs relating to the contract have been capitalized and are being amortized over a one year period. The expense reported in connection with this amounted to $176,520 for the year ended March 31, 2004.

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

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


1. Business Description and Summary of Accounting Policies, continued

Intangible assets, continued

In June 2001, the FASB issued SFAS 141, "Business Combinations." SFAS
141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB also issued SFAS 142, "Goodwill and Other
Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. There was no impact to its financial position, results of operations or cash flows upon adoption of SFAS 142.

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

Advertising costs

The Company expenses advertising costs as incurred. Amounts incurred for recruitment and general business advertising were $33,159, $77,114 and $131,266 for the years ended March 31, 2004, 2003 and 2002, respectively.

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

Income/(loss) per common share

Under the requirements of Financial Accounting Standards Board Statement
No. 128 (SFAS 128), "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the years ended March 31, 2004, 2003 and 2002 because of the effect the issuance of common shares would have if the outstanding stock options and warrants were exercised. The preferred stock conversations were not included in the diluted earnings per share for the years ended March 31, 2004 and 2003 as they were anti-dilutive.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


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


2. Accounts Receivable disputed

Accounts receivable disputed in the amount of $1,965,006 and $1,930,379, net of a $965,373 and $1,000,000 billing adjustment for the years ended March 31, 2004 and 2003, respectively, represents the balance reported by the Company, as due from the FAA in connection with pre-board screening services rendered under a contract completed during November 2002. The final contract amount was settled subsequent to year end. Refer to Note 16 contingencies for details regarding the settlement.


3. Furniture and Equipment

Furniture and equipment at March 31, consist of the following:

                                               2004                   2003

Transportation equipment                $ 1,003,272            $ 1,048,001
Security equipment                          516,955                475,894
Office furniture and equipment            1,213,961              1,204,210
                                        -----------            -----------
                                          2,734,188              2,728,105
Accumulated depreciation                 (2,088,596)            (1,890,291)
                                        -----------            -----------

Total                                   $   645,592            $   837,814
                                        ===========            ===========

Depreciation expense for the years ended March 31, 2004, 2003 and 2002, was $394,221, $490,028 and $546,217, respectively, and includes amortization of assets purchased under capital lease arrangements in the amounts of $105,254, $83,617 and $89,534 for each of the respective years ended (see
Note 17). During the year ended March 31, 2002, the Company removed fully depreciated equipment with an original cost of $1,383,390 from its accounts. The equipment was considered obsolete.


4. Intangible Assets

Intangible assets at March 31, consist of the following:

                                               2004                   2003

Customer list                             $ 211,293              $ 211,293
Borrowing cost                              469,997                192,009
Goodwill                                     34,007                 34,007
                                          ---------              ---------
                                            715,297                437,309
Accumulated amortization                   (445,080)              (361,987)
                                          ---------              ---------
Total                                     $ 270,217              $  75,322
                                          =========              =========

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


4. Intangible Assets, continued

Amortization expense for the years ended March 31, 2004, 2003 and 2002, was $83,093, $122,563 and $156,746, respectively. During the years ended March 31, 2003 and 2002, the Company removed fully amortized customer lists with an initial cost of $193,588 and $142,403, respectively, from its accounts.


5. Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers' compensation claims. The Company's insurance carrier released $466,403 from the restrictions in June, 2001 and $150,000 from the restrictions in September, 2003.


6. Other Assets

Other assets at March 31, consist of the following:

                                               2004                   2003

Prepaid workers compensation             $1,131,547               $229,850
Other receivables                           216,929                352,369
Security deposits                           159,770                190,966
Note receivable (see Note 21)                30,000                 78,442
Investment in security                        6,609                  6,609
                                         ----------               --------

Total                                    $1,544,855               $858,236
                                         ==========               ========


7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, consist of the following:

                                               2004                   2003

Trade accounts payable                   $  771,042             $  602,096
Payroll and related expenses              3,501,693              2,543,371
Insurance                                 1,495,987                122,155
Port Authority fees                         266,440                      0
Sales tax                                   161,889                 69,114
Accrued interest payable                     43,442                 39,797
Accrued corporate taxes                      19,215                178,000
Accrued professional fees                    89,487                 60,327
Accrued loss contingencies
  and settlements                            27,000                838,000
Accrued dividend payable                     40,674                 81,349
Other                                        58,868                 37,520
                                         ----------             ----------

Total                                    $6,475,737             $4,571,729
                                         ==========             ==========

As of March 31, 2004 and 2003, the Company has accrued $27,000 and
$838,000, respectively, for loss contingencies and settlements in connection with certain legal proceedings and labor claims where either a monetary settlement has been reached or management has determined that it is probable that a liability has been incurred.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


8. Short-Term Borrowings

Short-term borrowings at March 31, consist of the following:

                                               2004                  2003

Line of credit                           $8,798,024            $8,805,839
Various insurance
  financing arrangements,
  interest at 6.46% for 2004,
  5.92% and 6.46% for 2003                  293,604               240,267
                                         ----------            ----------

    Total                                $9,091,628            $9,046,106
                                         ==========            ==========

On December 12, 2003, the Company entered into a three year agreement with CIT Group/Business Credit, Inc. ("CIT") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. At March 31, 2004, the Company had used $8,798,024 of this line, representing approximately 83% of its maximum borrowing capacity. Interest is payable at prime plus 1.25% (5.25% at March 31, 2004). The line is collateralized by customer accounts receivable and substantially all other assets of the Company.

The Company relies on its revolving loan from CIT for its operating and working capital. The loan contains a fixed charge covenant and various other financial and non-financial covenants. The Company was not in compliance with the fixed charge covenant. Subsequent to year end, the Company has obtained a waiver from CIT for this violation. The non-financial covenants give CIT the right to call the line if a change in control of the Company occurs, if Reliance Security Group, plc sells any shares without prior written consent from CIT or if the current Chairman of the Board/President/Chief Executive Officer does not remain actively engaged in the management of the Company. As a result of the subsequent event described in Note 25, the Company is in violation of the CIT covenants and has not obtained a waiver.

In November, 2000, the Company entered into a three year agreement with LaSalle Business Credit, Inc. ("LaSalle") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. The agreement was modified in January, 2002, and again in March, 2002, to provide for a $250,000 over advance and to expand the definition of eligible accounts receivable. At March 31, 2003, the Company had used $8,805,839 of this line, representing approximately 88% of its maximum borrowing capacity. Interest was payable at prime plus .5% (4.75% at March 31, 2003) on the outstanding balance. The line was collateralized by customer accounts receivable and substantially all other assets of the Company. The agreement with LaSalle was scheduled to expire on November 1, 2003, but was extended to December 12, 2003 to enable the Company to complete the closing with CIT. At that point the agreement with LaSalle was terminated and replaced with a line of credit from CIT as noted in the previous paragraph.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


9. Long-Term Debt

Long-term debt at March 31, consist of the following:

                                               2004                   2003

Office of General
  Services (OGS) settlement,
  due August, 2005,
  interest at 9% (a)                      $ 408,919              $       0

Various installment loans
  due at various dates
  through March, 2007,
  with interest ranging
  from 4.5% to 11.75% (b)                   106,503                178,579
                                          ---------              ---------
                                            515,422                178,579
Current maturities                         (361,540)              (133,983)
                                          ---------              ---------

Total                                     $ 153,882              $  44,596
                                          =========              =========

(a) Settlement with the Office of General Services (OGS) in the amount of $600,000, $73,000 was paid in a three month period. The balance $527,000 to be paid in 21 monthly payments beginning December 1, 2003, in the amount of $27,217, including principal and interest at 9%. The note is unsecured.

(b) Payable to General Motors Acceptance Corporation, Ford Motor Credit Corporation and Chrysler. The notes are collateralized by automobiles.

The aggregate amount of required principal payments of long-term debt is as follows:

Year ending: March 31, 2005                                       $361,540
             March 31, 2006                                        125,747
             March 31, 2007                                         28,135
                                                                  --------

Total                                                             $515,422
                                                                  ========


10. Preferred Stock

The Board of Directors has been authorized to issue preferred stock in series and to fix the number, designation, relative rights, preferences and limitations of each series of such preferred stock. Of the 1,000,000 shares authorized for issuance, 12,325 have been designated as Series A Convertible Preferred Stock ("Series A"). The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable in cash, payable quarterly. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share or $2,033,682. Any holder of Series A shares may, subject to certain limitations under the law, at any time convert their shares into common stock of the Company at a conversion ratio of 100 shares of common stock for each share of Series A stock. Subsequent to year end, the preferred stock has been tendered for conversion into common stock (see Note 25).

The Company had suspended payment of preferred dividends as of July 1, 2000, until it could re-establish sufficient surplus in accordance with applicable regulations. This was achieved and total arrears of $284,720, or $.05 per common share, were paid during the June 2002 quarter. In addition, $81,347 in preferred dividends were paid during the year ended March 31, 2003 representing the June 30 and September 30, 2002 quarters. During the year ended March 31, 2004, $203,371 has been paid representing the outstanding accrual at March 31, 2003 and June through December 2003 dividends. As of March 31, 2004 and 2003, the Company has accrued dividends payable in the amount of $40,674 and $81,349, respectively.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


11. Net Income per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income for the years ended March 31, 2004 and 2003:



                                                    Income/(Loss)                 Shares              Per-Share
                                                     (Numerator)               (Denominator)            Amount

Year ended March 31, 2004
 Basic EPS                                            $ (473,103)                6,287,343            $    (.08)
 Options issued February 2001
    and March 2002                                                                 103,182
                                                      ----------                 ---------

      Diluted EPS                                      $(473,103)                6,390,525            $    (.08)
                                                      ==========                 =========

Year ended March 31, 2003
 Basic EPS                                            $  879,320                 6,287,343            $     .14
 Effect of dilutive shares:
    Options issued February 2001
      and March 2002                                                                70,999
                                                      ----------                 ---------

      Diluted EPS                                     $  879,320                 6,358,342             $    .14
                                                      ==========                 =========

Year ended March 31, 2002
 Basic EPS                                            $2,375,760                 6,287,343             $    .38
 Effect of dilutive shares:
    Options issued March 1, 2002                                                     5,025
    Convertible preferred stock                                                  1,232,500
                                                      ----------                 ---------

       Diluted EPS                                    $2,375,760                 7,524,868             $    .32
                                                      ==========                 =========


Convertible preferred stock outstanding during the years ended March 31, 2004 and 2003, and additional options and warrants outstanding during the years ended March 31, 2004 and 2003, respectively, were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.


12. Retirement Plans

In November, 1999, the Company adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The plan does not allow for employer matching of elective deferrals. For the years ended March 31, 2004, 2003 and 2002, no discretionary amounts have been accrued or paid.


13. Concentration of Risk

Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 22% and 47% and in the New York Metropolitan area with 55% and 27% of total receivables as of March 31, 2004 and 2003, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the years ended March 31, 2004, 2003 and 2002, the Company generated 60%, 68% and 55%, respectively, of its revenue from aviation and related services. Trade receivables due from the commercial airline industry comprised 61% and 70% of net receivables as of March 31, 2004 and 2003, respectively. The Company's remaining customers are not concentrated in any specific industry.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


14. Significant Customers

For the years ended March 31, 2004 and 2003, two and one customers, respectively, accounted for approximately 20% and 30% of total revenue. For the year ended March 31, 2004, the two customers were in the airline industry, one of the significant customers' has reported to be having on-going financial difficulties (see Note 25). For the year ended March 31, 2003 the one customer was (FAA), which consisted primarily of airport pre-board screening services. As discussed in Note 16, the contract terminated in November 2002. For the year ended March 31, 2002 no customer accounted for 10% or more of revenue.


15. Self-Insurance

The Company has an insurance policy covering workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $3,539,162, $2,229,362 and $2,195,536, for the years ended March 31,
2004, 2003 and 2002, respectively.

The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence and $10,000,000 in the aggregate. (Reduced to $5,000,000 as of October 1, 2002) on a per project basis. On the aviation related business, as of October 1, 2002, the Company acquired a policy with a $25,000,000 limit per occurrence. Prior to December 1, 2001, the Company had limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. Prior to October 1, 2001, the Company also had coverage under an excess general liability insurance policy that covered claims for an additional $50,000,000 in the aggregate. The impact of the September 11, tragedy meant that this umbrella coverage was no longer available to the Company at an acceptable premium at the time of policy renewal (October 1, 2001). This coverage has become more affordable. As of October 1, 2003, the Company has an excess general liability insurance policy that covers aviation claims for an additional $25,000,000 in the aggregate. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy and $5,000 on the aviation related policy except $25,000 for damaged aircraft ($50,000 for claims based on losses incurred prior to October 1, 2000). Charges for general liability self-insurance expense of $(7,182), $124,249 and $241,247, are included in cost of sales for the years ended March 31, 2004, 2003 and 2002, respectively. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

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


16. Contingencies

The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability, casualty and workers' compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments, however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation related claims and $10,000 per occurrence on the aviation-related claims. Any punitive damage award would not be covered by the general liability insurance policy. The only potential impact would be on future premiums, which may be adversely effected by a poor claims history.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


16. Contingencies, continued

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

The Company has employment agreements with its Chairman of the Board/President/Chief Executive Officer (CEO) and the Vice-President of Aviation (VP). The agreement with the CEO is for a three year rolling period expiring November 2007. The terms of the agreement call for severance payments and specified benefits of approximately $850,000 depending upon the date of termination. Events that trigger termination of the CEO's employment include such items as termination of employment without cause, a material diminution of the CEO's duties or termination due to a change of control in the Company. The agreement with the VP is for a three year period expiring March 2006. The terms of this agreement call for severance payments and specified benefits in the approximate range of $175,000 - $200,000 depending upon the date of termination.

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

An audit of the Company's FAA contract for the pre-board screening services was completed during December 2002. Based on initial audit findings of the Defense Contract Audit Agency (DCAA), the FAA had indicated that approximately $5.2 million of billing was not supported by the Company's accounting records and consequently the FAA held back $2.9 million of payment on final invoices until the audit was resolved. The Company continued negotiations with the Defense Contract Management Agency (DCMA) over the disputed billings on the FAA contract for pre-board screening services. Steps were taken to ensure the Company achieved a fair and equitable solution to the claim for costs incurred. This included retaining a firm of lawyers based in Washington to consider the options. They had themselves retained a firm of accountants who had experience in dealing with the DCMA to settle a dispute over the same issue with another security company. Subsequent to year end, the Company reached an agreement indicating revised rates and a total contract price of $32.9 million. This compared to original billings of $33.8 million results in a difference of approximately $1.0 million. Since the Company had already reserved $1.0 million, the reserve remains unchanged on this issue. On June 14, 2004, the Company collected $1,965,000 from the DCMA in complete settlement of this dispute.

The Company was subject to an audit by the New York State Attorney
General's office relative to the provision of services to New York State under the Office of General Services (OGS) requirements. A settlement was reached with the Attorney General's Office calling for a penalty provision in the amount of $73,000 to be paid over a three month period and a note provision in the amount of $527,000 to be paid with twenty-one monthly payments of approximately $27,000 including interest at 9%, commencing December 1, 2003, as disclosed in Note 9.


17. Lease Commitments

The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $947,539, $872,980 and $736,400, for the years ended March 31, 2004, 2003 and 2002, respectively.

The Company leases certain equipment and vehicles under agreements which are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2004, are $762,083 and $573,422 and at March 31, 2003, are $666,300
and $468,168, respectively.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


17. Lease Commitments, continued

The future minimum payments under long-term non-cancelable capital and operating lease agreements are as follows:

                                           Capital              Operating
                                           Leases                 Leases

Year ending: March 31, 2005                $ 74,400             $  721,895
             March 31, 2006                  31,726                453,488
             March 31, 2007                  34,524                328,551
             March 31, 2008                   7,959                227,113
             March 31, 2009                       0                185,200
             Later years                          0                754,637
                                           --------             ----------
                                            148,609              2,670,884
Amounts representing interest               (14,801)                     0
                                           --------             ----------

Total                                      $133,808             $2,670,884
                                           ========             ==========


18. Other Commitments

In January, 2003, the Company entered into a contract for uniform cleaning services. After using the services for approximately 20 weeks, the Company tried to rescind the contract. In March, 2004, the Company settled an agreement to complete the 344 weeks of the contract in the amount of $1,756 per week. The expense recorded in connection with this contract amounted to $12,293 and $22,831 for the years ended March 31, 2004 and 2003, respectively.

The required future minimum payments under the contract are as follows:

Year ending: March 31, 2005                                       $ 91,322
             March 31, 2006                                         91,322
             March 31, 2007                                         91,322
             March 31, 2008                                         91,322
             March 31, 2009                                         91,322
             Later years                                           147,521
                                                                  --------

Total                                                             $604,131
                                                                  ========


19. Stock Option Plan and Warrants

In November, 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price which cannot be less than the fair market value of the shares on the date the options are granted. A previous similar plan allowing for the purchase of up to 107,500 shares expired in May, 2000. In February, 2001, options to purchase 225,000 shares of common stock have been issued and in April, 2002 and August 2003, an option to purchase 50,000 and 20,000 shares, respectively, were cancelled due to termination of employment. The options are exercisable at any time after February 1, 2004, and before January 31, 2011, at $.75 per share and are further restricted based on the achievement of certain financial results of the Company for the years ending March 31, 2002 through 2004.

On October 4, 1996, the Company issued warrants for 35,000, 150,000,
10,000 and 10,000 shares of common stock to the Company's then Chief Financial Officer and three Board members, respectively. The warrant for 35,000 shares was canceled due to the termination of the former Chief Financial Officer's employment. The remaining warrants expired in September, 2001.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


19. Stock Option Plan and Warrants, continued

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

In November, 2000, the Company issued warrants to Reliance to purchase shares of common stock equal to 20% of the outstanding common stock on a fully diluted basis, excluding warrants issued to the Chairman of the Board and current President issued on the same day. The Reliance warrants cover 2,298,092 shares, at $1.25 per share at anytime after November 13, 2001, expiring November 13, 2005.

In November, 2000, the Company also issued warrants and incentive stock options to the Chairman of the Board and current President to purchase 204,485 and 1,012,959 shares of common stock, respectively, exercisable at $1.25 per share after November 13, 2001, and expiring November 13, 2005. The warrants are exercisable only after the exercise by Reliance of its warrants and only to the extent of the Reliance exercise. The options are exercisable with respect to one-third of the shares covered for each of the years ending March 31, 2002 through 2004, and are further restricted based on the achievement of certain financial results of the Company for the years ending March 31, 2002 through 2004. The financial results were not achieved and the option to issue 1,012,959 shares is now void.

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

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

The following is a summary of activity related to all Company stock option and warrant arrangements:



                                                         Options                           Warrants
                                               ----------------------------      ----------------------------
                                                  Exercise       Number of          Exercise        Number of
                                                   Price          Shares             Price           Shares
                                               --------------    ----------      ---------------    ---------

Outstanding at March 31, 2001                  $.75  -  $1.25     1,237,959      $1.03  -  $2.25    2,872,577

    Issued                                                                                   .82       30,000
    Expired                                                                       1.88  -   2.25     (220,000)
                                               --------------    ----------      ---------------    ---------

Outstanding at March 31, 2002                   .75  -   1.25     1,237,959        .82 -    1.25    2,682,577

    Issued                                                                         .75                100,000
    Expired                                     .75                 (50,000)
                                               --------------    ----------      ---------------    ---------

Outstanding at March 31, 2003                   .75  -   1.25     1,187,959        .75  -   1.25    2,782,577

    Issued

    Expired                                     .75  -   1.25    (1,032,959)
                                               --------------    ----------      ---------------    ---------

Outstanding at March 31, 2004                  $.75                 155,000      $ .75  -  $1.25    2,782,577
                                               ==============    ==========      ===============    =========


At March 31, 2004 there were 155,000 and 2,782,577 options and warrants outstanding, respectively, exercisable at prices ranging from $.75 to $1.25, and 4,145,536 shares reserved for issuance under all stock arrangements.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


19. Stock Option Plan and Warrants, continued

Significant option and warrant groups outstanding at March 31, 2004, and the related weighted average exercise price and life information are as follows:



                                                                                              Weighted             Weighted
                                                   Options/             Options/              Average              Average
                 Range of                          Warrants             Warrants              Exercise            Remaining
              Exercise Price                      Outstanding          Exercisable            Price              Life (years)
              ---------------                     -----------          -----------            --------           ------------

              $      .75                             255,000              100,000              $ .750                4.62
                     .82                              30,000               30,000                .820                 .92
                   1.031                             150,000              150,000               1.031                 .62
                   1.250                           2,502,577            2,298,092               1.250                1.62
                                                   ---------            ---------

              $.75  -  $1.250                      2,937,577            2,578,092               1.191                3.11
                                                   =========            =========


As discussed in Note 1, the Company adopted the provisions of SFAS 148 for the fiscal year ending March 31, 2003. Prior to year end 2003, the Company continued to follow the provisions of APB 25, "Accounting for Stock Issued to Employees," when determining the value of stock based compensation. Accordingly, no compensation expense has been recognized for its stock based compensation for the years ended March 31, 2002. If the Company had used the fair value method of accounting for stock based compensation, there would have been no significant effect on the net income or loss of the Company for the year ended March 31, 2002. Beginning April 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified or settled after April 1, 2002. Since there were no employee awards granted after April 1, 2002, there is no cost related to stock-based employee compensation included in the determination of net income for the years ended March 31, 2004 and 2003. If the Company had applied the fair value based method since the original effective date of SFAS 123 it would not have had a significant effect on the net income or loss of the Company for the year ended March 31, 2002. The weighted fair value of options and warrants granted during the year ended March 31, 2002 was $.11 per equivalent share, respectively. For the years ended March 31, 2003 and 2002, the fair value was estimated using the exercise price on the date of the grant and the following assumptions: risk free interest rate of 1.40% and 2.93%, volatility of 119.0% and 93.3% and a dividend yield of 0.00% for each year, respectively.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


20. Income Taxes

Income tax benefit/(expense) for the years ended March 31 consists of the following:



                                                                     2004                2003               2002
Current:
  Federal                                                        $(76,203)        $         0         $        0
  State and local                                                 (15,340)           (185,323)                 0
                                                                 --------         -----------         ----------
                                                                  (91,543)           (185,323)                 0
                                                                 --------         -----------         ----------
Deferred:
  Federal                                                               0          (1,020,000)         1,020,000
  State and local                                                       0            (280,000)           280,000
                                                                 --------         -----------         ----------
                                                                        0          (1,300,000)         1,300,000
                                                                 --------         -----------         ----------
     Income tax benefit/(expense)                                $(91,543)        $(1,485,323)        $1,300,000
                                                                 ========         ===========         ==========


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

The differences (expressed as a percentage of pretax income) between the statutory Federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:



                                                                     2004                2003               2002

Statutory federal income tax rate                                    34.0                34.0               34.0
State and local income taxes,
  net of federal benefit                                              9.8                 9.8                9.8
Valuation allowance and reserves                                    16.72                 7.0             (166.3)
Permanent differences                                              (18.52)                2.2                1.5
                                                                   ------                ----             ------

  Effective tax rate                                                 42.0%               53.0%            (121.0)%
                                                                   ======                ====             ======


The significant components of deferred tax assets and liabilities as of March 31, 2004 and 2003, are as follows:



                                                                                         2004               2003

Current deferred tax assets:
  Accounts receivable                                                             $    64,953        $    93,456
  Accrued expenses                                                                    102,835             79,221
  Contingency reserves                                                                187,445            688,000
                                                                                  -----------        -----------
                                                                                      355,233            860,677
Valuation allowance                                                                  (355,233)          (860,677)
                                                                                  -----------        -----------

    Net current deferred tax asset                                                $         0        $         0
                                                                                  ===========        ===========

Non-current deferred tax assets/(liabilities):
  Equipment                                                                       $   (77,399)       $   (55,072)
  Intangible assets                                                                   710,236            813,498
  Self-insurance                                                                      172,985            242,440
  Workers compensation reserve                                                         67,243           (161,058)
  Net operating loss carryover                                                        639,102            332,388
  Income tax credits                                                                   84,790              8,587
                                                                                  -----------        -----------
                                                                                    1,596,957          1,180,783
Valuation allowance                                                                (1,596,957)        (1,180,783)
                                                                                  -----------        -----------

    Net non-current deferred tax asset                                            $         0        $         0
                                                                                  ===========        ===========


Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


20. Income Taxes, continued

The valuation allowance decreased by $89,270, $20,377 and $1,798,192 during the years ended March 31, 2004, 2003 and 2002, respectively. Federal net operating loss carry-overs were approximately $1,486,283 at March 31, 2004. They begin to expire in 2010.

The Company has wage tax credits in the amount of $8,587 that expire in 2018 and alternative minimum tax credits in the amount of $76,203 that carryforward indefinitely.


21. Administrative Service Agreements

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

The Company records the billings for administrative service clients contracts in accounts receivable with a corresponding liability, "due to administrative service clients," net of the Company's administrative fees and payroll and related expenses paid by the Company, at the time the services are provided to the administrative service clients' customers. Receivables not collected are charged back to the administrative service clients generally after 90 days. The administrative fees charged to the administrative service clients, which are based on either a percentage of guard revenue or gross profit, are included in revenue on the Company's statements of operations. Administrative service revenue amounted to $336,011, $331,854 and $276,652 for the years ended March 31, 2004, 2003 and
2002, respectively.

The Company may extend operating loans to these administrative service clients. As of March 31, 2004, the Company had one loan outstanding with a balance of $70,900, providing for monthly payments of $4,000, including interest at 14 % per annum.


22. Fair Value

The fair value of the Company's long-term notes receivable is based on the current rates offered by the Company for notes of the same remaining maturities. The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2004 and 2003, the fair value of long-term notes receivable and long-term debt approximates their carrying amounts.


23. Related Party Transactions

In connection with providing security guard services to one of its multi-national clients, the Company has engaged Reliance Security Group plc, a significant stockholder, as a subcontractor for these services. Included in cost of sales for the year ended March 31, 2002, $1,143,717 was charged by Reliance for these services. The contract terminated in January, 2002 and as of March 31, 2002, there is no further activity under this arrangement.

In addition to the payment of fees for attending board meetings in the amount of $2,500, for each meeting attended, for the years ended March 31, 2004 and 2003 and $1,000 for each meeting attended, for the year ended March 31, 2002, various directors receive fees for their services on various committees of the Company. The expense paid in connection with the committee service amounted to $77,201, $101,855 and $24,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


24. Reclassifications

Certain 2002 income and expense items have been reclassified to conform to the 2004 and 2003 presentation. Administrative service revenue of $336,010, $331,854 and $276,652 for the years ended March 31, 2004, 2003 and
2002, respectively, have been included with total revenue. Amortization of intangibles of $83,093, $122,563 and $156,746 for the years ended March 31, 2004, 2003 and 2002, respectively, have been included within general and administrative expenses. These items are no longer considered significant enough to warrant separate presentation. These reclassifications had no impact on reported earnings. In addition, $1,930,379 has been reclassified from accounts receivable to accounts receivable, disputed, for the year ended March 31, 2003. The amount has been reclassified to conform to the year ended March 31, 2004 presentation.


25. Subsequent Event

One of the significant customers reported by the Company in Note 14 is Delta Airlines. Over the past several months, Delta has publicly announced that they are in financial difficulties and without concessions from the Pilot's union and other cost cutting measures they may not be able to continue operating as they are presently organized. If Delta were to announce a plan to restructure, it would have an impact on the Company's future profit and loss. The estimated amount of the impact could range from $1,000,000 - $3,000,000 depending upon timing. As disclosed in Note 8, the Company has a line of credit financing agreement with CIT Group/Business Credit, Inc.
(CIT). CIT has established reserves of approximately $1,500,000 against the Delta receivable and general aviation receivables in the new fiscal year 04/05, therefore reducing the Company's borrowing base by that amount. After the reduction in the borrowing base, the Company has cash availability that appears to be adequate to meet normal operating needs. However, should the Delta receivable, in the new fiscal year 04/05, become uncollectible, there would be an impact on the Company's liquidity.

Subsequent to year end, Reliance Security Group, plc (Reliance) entered into a securities purchase agreement with GCM Security Partners, LLC (GCM), calling for GCM to acquire Reliance's holdings in Command Security Corporation, including Reliance's outstanding common stock, preferred stock, (see Note 10) and warrants (see Note 19). Concurrently, the Company's President, Chairman and CEO (CEO) filed a complaint in the United States District Court seeking a determination that his right of first refusal under the Shareholder Agreement between himself and Reliance was violated by Reliance's securities purchase agreement with GCM. On June 18, 2004, a District Court Judge dismissed the CEO's claims and allowed the transaction between Reliance and GCM, therefore transferring ownership of the securities. Subsequently, the Company has been advised that the President/CEO has filed an appeal with respect to the decision. The appeal decision is expected in August 2004.

As a result of GCM acquiring the preferred stock from Reliance, GCM has tendered its preferred stock and demanded its conversion into common stock. Based on the advice of independent counsel stating that New York Business Corporation Law Section 912 should be construed to prevent the issuance of the common stock pursuant to the proposed preferred stock conversion, the Company has decided not to issue the common stock.. Consequently, it is expected that GCM will pursue an adjudication of its right to convert its preferred stock.

Command Security Corporation
Notes to Financial Statements, Continued
March 31, 2004, 2003 and 2002


26. Quarterly Results (unaudited)

Summary data relating to the results of operations for each quarter for the years ended March 31, 2004 and 2003, follows:



                                                                       Three Months Ended
                                             --------------------------------------------------------------------
                                               June 30           Sept. 30            Dec. 31            March 31
                                             -----------        -----------        -----------        -----------

Fiscal year 2004
 Guard service revenue                       $16,491,557        $18,897,778        $20,521,150        $19,658,287
 Administrative service revenue                   82,268             85,658             88,803             79,281
                                             -----------        -----------        -----------        -----------
   Total revenue                              16,573,825         18,983,436         20,609,953         19,737,568
                                             -----------        -----------        -----------        -----------
 Gross profit                                  2,744,478          3,003,986          2,800,971          2,410,234
 Net income/(loss)                              (134,977)           247,207             25,134           (447,772)
 Net income/(loss)
   per common share (basic)                        (0.03)             (0.03)              0.00              (0.08)
   per common share (diluted)                        n/a              (0.03)               n/a              (0.08)

Fiscal year 2003
 Guard service revenue                        28,190,599         27,385,638         20,887,039         17,519,385
 Administrative service revenue                   80,553             84,463             82,547             84,291
                                             -----------        -----------        -----------        -----------
   Total revenue                              28,271,152         27,470,101         20,969,586         17,603,676
                                             -----------        -----------        -----------        -----------
 Gross profit                                  6,356,740          6,703,770          3,615,618          2,881,528
 Net income/(loss)                             2,149,721          1,156,623            232,176         (2,211,784)
 Net income/(loss)
   per common share (basic)                          .29                .18                .03               (.36)
   per common share (diluted)                        .28                .14                .03                n/a


The fourth quarter 2004 loss includes a decrease in provisions for contingencies in the amount of $238,000 relating to the removal on an estimated liability for which a valid agreement did not exist. Also, an accrual in the amount of $146,280 was recorded during the quarter ended December 31, 2003 in connection with a severance payment made to the former Chief Financial Officer.

The fourth quarter 2003 loss includes increases in provisions for contingencies in connection with the FAA and OGS audits of $900,000 (see Note
16) and increases in bad debt reserves in connection with airline bankruptcies of $1,085,000.


                                                        COMMAND SECURITY CORPORATION

                                               SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                              Against
                                                              Amounts
                                                               Due to                                                Uncollectible
                                 Balance at    Charged to  Administrative  Charged                     Accounts         Balance
                                 Beginning     Costs and      Service      to Other                    Written         at End of
                                 of Period      Expenses      Clients      Accounts     Recoveries       Off            Period
                                 ----------    ----------  --------------  ---------    ----------    ----------     -------------

Year ended March 31, 2004:
Deducted from asset accounts:
   Allowance for
     doubtful accounts
     receivable - current
     maturities                  $2,432,337      $154,401     $43,015        $43,752     $198,197     $2,113,443       $  361,865

   Allowance for
     billing adjustments          1,000,000                                                34,627                         965,373


Year ended March 31, 2003:
Deducted from asset accounts:
   Allowance for
     doubtful accounts
     receivable - current
     maturities                     383,110     2,659,830      62,315        114,640        1,946        785,612        2,432,337

   Allowance for
     billing adjustments                                                   1,000,000                                    1,000,000


Year ended March 31, 2002:
Deducted from asset accounts:
   Allowance for
     doubtful accounts
     receivable - current
     maturities                     595,785       581,679      11,246         11,193                     816,793          383,110

   Allowance for
     doubtful notes
     receivable - current
     maturities                       2,246                                                                2,246


See auditor's report