Form 10-Q
period 2004-06-30
COMMAND SECURITY CORP
filed 2004-08-23
CIK 864509

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    ______


                                  FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2004
                               _____________


                                      OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to ____________________


                        Commission file number 0-18684
                                               _______


                         Command Security Corporation
____________________________________________________________________________
            (Exact name of registrant as specified in its charter)


            New York                                14-1626307
_________________________________       ____________________________________

  (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)


Lexington Park, LaGrangeville, New York                 12540
_______________________________________    _________________________________

(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code (845) 454-3703
                                                   ______________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No___

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,519,878 (as of August 6, 2004).

                         COMMAND SECURITY CORPORATION

                                    INDEX


PART I.  FINANCIAL INFORMATION                                        Page No.

Item 1.  Financial Statements

               Condensed Statements of Operations -
               three months ended June 30, 2004
               and 2003 (unaudited)                                      3

               Condensed Balance Sheets -
               June 30, 2004 and March 31, 2004
               (unaudited)                                               4

               Condensed Statements of Stockholders' Equity -
               three months ended June 30, 2004 and 2003
               (unaudited)                                               5

               Condensed Statements of Cash Flows -
               three months ended June 30, 2004 and 2003
               (unaudited)                                             6 - 7

               Notes to Condensed Financial Statements                 8 - 11

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition              12 - 21

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk                                            21

Item 4.    Controls and Procedures                                      21


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                            22

Item 6.    Exhibits and Reports on Form 8-K                             22

Signatures
Exhibit 31.1  Certification of William C. Vassell                       23
Exhibit 31.2  Certification of Gordon Robinett                          24
Exhibit 32.1  ss.1350 Certification of William C. Vassell               25
Exhibit 32.2  ss.1350 Certification of Gordon Robinett                  26
Exhibit 99.1  Press Release                                             27


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                             Three Months Ended
                                                                       ------------------------------
                                                                         June, 30           June, 30
                                                                           2004               2003
                                                                       -----------        -----------

Revenue                                                                $19,168,747        $16,573,825
Cost of revenue                                                         16,696,267         13,829,347
                                                                       -----------        -----------

Gross profit                                                             2,472,480          2,744,478
                                                                       -----------        -----------

Operating expenses
  General and administrative expenses                                    2,864,948          2,722,866
  Provision for doubtful accounts                                          (48,151)            72,012
                                                                       -----------        -----------
                                                                         2,816,797          2,794,878
                                                                       -----------        -----------

Operating loss                                                            (344,317)           (50,400)

Interest income                                                             18,686             22,624
Interest expense                                                          (116,817)          (116,767)
Equipment dispositions                                                       2,400              9,566
                                                                       -----------        -----------

Loss before income taxes                                                  (440,048)          (134,977)

Provision for income taxes                                                       0                  0
                                                                       -----------        -----------

Net loss                                                                  (440,048)          (134,977)

Preferred stock dividends                                                  (38,413)           (40,674)
                                                                       -----------        -----------

Net loss applicable to common stockholders                             $  (478,461)       $  (175,651)
                                                                       ===========        ===========

Net loss per common share
  Basic                                                                $     (0.08)       $     (0.03)
                                                                       ===========        ===========
  Diluted                                                                      n/a                n/a

Weighted average number
 of common shares outstanding
  Basic                                                                  6,368,609          6,287,343
                                                                       ===========        ===========
  Diluted                                                                      n/a                n/a


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                           CONDENSED BALANCE SHEETS
                                 (Unaudited)


                                                                         June 30,            March 31,
                                                                           2004                2004
                                                                       -----------          -----------

ASSETS

 Current assets:
  Accounts receivable, net of allowance for
   doubtful accounts of $197,207 and $361,865, respectively            $13,006,668          $16,078,250
  Accounts receivable, net of allowance for
   billing adjustments of $965,374                                               0            1,965,006
  Prepaid expenses                                                         565,380              936,454
  Other receivables                                                        358,437              369,058
                                                                       -----------          -----------
    Total current assets                                                13,930,485           19,348,768
                                                                       -----------          -----------

  Furniture and equipment at cost, net                                     600,077              645,592
                                                                       -----------          -----------

Other assets:
  Intangible assets, net                                                   245,386              270,217
  Restricted cash                                                          107,892              107,676
  Other receivables                                                      1,237,463            1,252,993
  Other assets                                                             287,509              291,862
                                                                       -----------          -----------
     Total other assets                                                  1,878,250            1,922,748
                                                                       -----------          -----------

        Total assets                                                   $16,408,812          $21,917,108
                                                                       ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                                       $ 1,401,816          $   556,310
  Current maturities of long-term debt                                     359,392              361,540
  Current maturities of obligations under capital leases                    51,382               66,270
  Short-term borrowings                                                  3,868,666            9,091,628
  Accounts payable                                                         736,099              771,042
  Due to service companies                                                 280,245              248,205
  Preferred dividends payable                                               79,087               40,674
  Accrued payroll and other expenses                                     5,075,214            5,664,021
                                                                       -----------          -----------
     Total current liabilities                                          11,851,901           16,799,690

Self-insurance reserves                                                    397,784              402,290
Long-term debt, due after one year                                          84,120              153,882
Obligations under capital leases, due after one year                        59,760               67,538
                                                                       -----------          -----------
    Total liabilities                                                   12,393,565           17,423,400
                                                                       -----------          -----------

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                                    0            2,033,682
  Common stock, $.0001 par value                                               752                  629
  Additional paid-in capital                                            10,004,321            8,009,175
  Accumulated deficit                                                   (5,989,826)          (5,549,778)
                                                                       -----------          -----------
    Total stockholders' equity                                           4,015,247            4,493,708
                                                                       -----------          -----------

      Total liabilities and stockholders' equity                       $16,408,812          $21,917,108
                                                                       ===========          ===========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)


                                                                                    Additional
                                                 Preferred              Common       Paid-In           Retained
                                                   Stock                Stock        Capital           Deficit
                                                 ----------             ------      -----------       -----------

Balance at March 31, 2003                        $2,033,682             $  629      $ 8,171,870       $(5,239,370)

Preferred stock dividends                                                               (40,674)

Net loss - three months ended
 June 30, 2003                                                                                           (134,977)
                                                 ----------             ------      -----------       -----------

 Balance at June 30, 2003                         2,033,682                629        8,131,196        (5,374,347)

Preferred stock dividends                                                              (122,021)

Net loss - nine months ended
  March 31, 2004                                                                                         (175,431)
                                                 ----------             ------      -----------       -----------

Balance at March 31, 2004                         2,033,682                629        8,009,175        (5,549,778)

Preferred stock dividends                                                               (38,413)

Preferred stock conversion                       (2,033,682)               123        2,033,559

Net loss - three months ended
  June 30, 2004                                                                                          (440,048)
                                                 ----------             ------      -----------       -----------

Balance at June 30, 2004                         $        0             $  752      $10,004,321       $(5,989,826)
                                                 ==========             ======      ===========       ===========


          See accompanying notes to condensed financial statements.


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                       Three Months Ended
                                                                               ----------------------------------
                                                                                June, 30               June, 30
                                                                                  2004                   2003
                                                                               -----------            -----------

Cash flow from operating activities:
  Net loss                                                                     $  (440,048)           $  (134,977)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                                                   109,974                137,416
   Provision for doubtful accounts                                                 (48,151)                72,012
   Gain on equipment dispositions                                                   (2,400)                (9,566)
   Self-insurance reserves                                                          25,727                (21,659)
   Decrease in receivables, prepaid expenses
    and other current assets                                                     5,471,202              2,787,982
   Decrease in accounts payable and other current liabilities                     (621,943)              (733,260)
                                                                               -----------            -----------
     Net cash provided by operating activities                                   4,494,361              2,097,948
                                                                               -----------            -----------

Cash flows from investing activities:
  Purchases of equipment                                                           (13,629)                (6,428)
  Proceeds from sale of equipment                                                    2,400                 12,364
  Decrease in intangible assets                                                          0                  1,975
  Principal collections on notes receivable                                         14,900                 12,483
                                                                               -----------            -----------
     Net cash provided by investing activities                                       3,671                 20,394
                                                                               -----------            -----------

Cash flows from financing activities:
  Net repayments on line-of-credit                                              (4,929,358)            (1,747,146)
  Increase/(decrease) in cash overdrafts                                           845,506                (23,568)
  Principal payments on other borrowings                                          (391,514)              (290,672)
  Principal payments on capital lease obligations                                  (22,666)               (16,282)
  Payment of preferred stock dividends                                                   0                (40,674)
                                                                               -----------            -----------
     Net cash used in financing activities                                      (4,498,032)            (2,118,342)
                                                                               -----------            -----------

Net change in cash and cash equivalents                                                  0                      0

Cash and cash equivalents, at beginning of period                                        0                      0
                                                                               -----------            -----------

Cash and cash equivalents, at end of period                                    $         0            $         0
                                                                               ===========            ===========


           See accompanying notes to condensed financial statements

                                                                  (Continued)


                         COMMAND SECURITY CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:


                                                                                    2004                   2003
                                                                                  --------               --------

Interest                                                                          $133,913               $122,504
Income taxes                                                                        39,234                159,154



Supplemental Schedule of Non-Cash Investing and Financing Activities

For the three months ended June 30, 2004, the Company purchased transportation equipment with direct installment financing of $26,000. This amount has been excluded from the purchases of equipment and proceeds from long-term debt on the statements of cash flows.

During the three months ended June 30, 2004, the Company converted 12,325.35 shares of preferred stock into 1,232,535 of common stock. The debit to preferred stock of $2,033,682 and credit to common stock of $123 and additional paid-in capital of $2,033,559 have been excluded in the statements of cash flows.

For the three months ended June 30, 2004 and 2003, the Company accrued dividends of $38,413 and $40,674, respectively, on its Series A convertible preferred stock. These charges to additional paid-in capital and credits to dividends payable have been excluded in the statements of cash flows.

          See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the year ended March 31, 2004.

     The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at June 30, 2004, and for the period then ended. All such adjustments are of a normal recurring nature.


1.)  Short-Term Notes Payable:

     In December 2003, the Company entered into a three year agreement with CIT Group/Business Credit, Inc. ("CIT") under a loan and security agreement (the "agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the agreement, but in no event in excess of $15 million. At June 30, 2004, the Company had used $3,868,666 of this line, representing approximately 49% of its maximum borrowing capacity. Interest is payable at prime plus 1.25% (5.25% at June 30, 2004). The line is collateralized by customer accounts receivable and substantially all other assets of the Company.

     The Company relies on its revolving loan from CIT for its operating and working capital. The loan contains a fixed charge covenant and various other financial and non-financial covenants. The Company was not in compliance with the fixed charge covenant as of June 30, 2004. Subsequent to the end of the quarter the Company obtained a waiver from CIT for this violation. The non-financial covenants give CIT the right to call the line if a change in control of the Company occurs, if Reliance Security Group, plc sells any shares without prior written consent from CIT or if the current Chairman of the Board/President/Chief Executive Officer does not remain actively engaged in the management of the Company. To date, consent from CIT with regard to the sale of the Reliance stock to GCM has not been obtained.


2.)  Net Income/(Loss) per Common Share:

     Under the requirements of Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. No diluted earnings per share are presented for the three months ended June 30, 2004 and 2003, because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding and for the quarter ended June 30, 2004 preferred stock conversions was antidilutive.

     For the quarter ended June 30, 2004, the basic weighted average number of common shares outstanding include the weighted average of 6,287,343 shares of common stock outstanding through June 24, 2004 and 7,519,878 shares of common stock outstanding as of June 25, 2004 through June 30, 2004. The additional 1,232,535 shares of outstanding common stock are from the conversion of preferred stock into common stock as of June 25, 2004.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


3.)  Preferred Stock

     The Company had issued and outstanding 12,325.35 shares of Series A Preferred Stock. The Series A shareholders are entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly. Upon liquidation or redemption the Series A shareholders are entitled to $165 per share, or $2,033,682. Additionally, any holder of Series A shares may, subject to certain limitations under the law, at any time convert their shares into common stock of the Company at a conversion ratio of 100 shares of common stock for each share of Series A stock. On June 25, 2004, the preferred stock was converted into common stock. As of June 30, 2004 and 2003, the Company owed its preferred stockholders $79,087 and $81,349, respectively, representing dividends accrued for the respective March and June quarters.


4.)  Self-Insurance

     The Company has an insurance policy covering workers' compensation claims in most states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $883,703 and $586,682, for the three months ended June 30, 2004 and 2003, respectively.

     The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence and $10,000,000 in the aggregate (reduced to $5,000,000 as of October 1, 2002) on a per project basis. On the aviation related business, as of October 1, 2002, the Company acquired a policy with a $25,000,000 limit per occurrence. Prior to December 1, 2001, the Company had limits of $1,000,000 per occurrence and $10,000,000 in the aggregate. Prior to October 1, 2001, the Company also had coverage under an excess general liability insurance policy that covered claims for an additional $50,000,000 in the aggregate. The impact of the September 11 tragedy meant that this umbrella coverage was no longer available to the Company at an acceptable premium at the time of policy renewal (October 1, 2001). This coverage has become more affordable. As of October 1, 2003, the Company has an excess general liability insurance policy that covers aviation claims for an additional $25,000,000 in the aggregate. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy and $5,000 on the aviation related policy except $25,000 for damaged aircraft ($50,000 for claims based on losses incurred prior to October 1, 2000). Charges for general liability self-insurance expense of $244,822 and $193,375, are included in cost of sales for the three months ended June 30, 2004 and 2003, respectively. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

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

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


5.)  Contingent Liabilities:

     The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability, casualty and worker's compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments, however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation related claims and $10,000 per occurrence on the aviation related claims. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely effected by a poor claims history.

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

     The Company has an employment agreement with William C. Vassell, its Chairman of the Board, President and Chief Executive Officer (CEO). Mr. Vassell has been notified by the Board that his Employment Agreement will not be extended on the anniversary of the effective date in November 2004. Based on the advice of Company Counsel, Mr. Vassell's employment period, as defined in his Employment Agreement dated September 12, 2000, shall continue until November 2006. If he is terminated by the Company's Board prior to November 2006, other than for "cause" (as defined in the Employment Agreement), the Employment Agreement provides for the payment of severance pay in a lump sum equal to his base salary (currently at $250,000) multiplied by a fraction, the denominator of which is 365 and the numerator of which is the number of days between the date of such termination and November 2006. Accordingly, a termination of Mr. Vassell in the near future could cause the Company to incur a charge of approximately $600,000 (based on 28 months remaining in the Employment Period as of June 30, 2004). Counsel to GCM (see Outlook - Change of Control) has indicated its disagreement with the calculation of Mr. Vassell's termination compensation and believes Mr. Vassell would be entitled to a lesser amount.

     The Company also has an employment agreement with its Vice-President of Aviation, Martin Blake. This agreement is for a three year period expiring March 2006. It provides for severance payments and specified benefits in the approximate range of $175,000 - $200,000 depending upon the date of termination.

     An audit of the Company's FAA contract for the pre-board screening services was completed during December 2002. Based on initial audit findings of the Defense Contract Audit Agency (DCAA), the FAA had indicated that approximately $5.2 million of billing was not supported by the Company's accounting records and consequently the FAA held back $2.9 million of payment on final invoices until the audit was resolved. The Company continued negotiations with the Defense Contract Management Agency (DCMA) over the disputed billings on the FAA contract for pre-board screening services. Steps were taken to ensure the Company achieved a fair and equitable solution to the claim for costs incurred. This included retaining a firm of lawyers based in Washington to consider the options. They retained a firm of accountants who had experience in dealing with the DCMA. During the quarter ended June 30, 2004, the Company reached an agreement with FAA/DCMA for a total contract price of $32.9 million. This compared to original billings of $33.8 million and thus resulted in a difference of approximately $1.0 million. Since the company had already reserved $1.0 million, no additional adjustments were required. On June 14, 2004, the Company collected $1,965,000 from the DCMA in settlement of this dispute.

                                                                  (Continued)

                         COMMAND SECURITY CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


5.)  Contingent Liabilities (continued):

     The Company was subject to an audit by the New York State Attorney General's office relative to the provision of services to New York State under the Office of General Services (OGS) requirements. A settlement was reached with the Attorney General's Office resulting in a total penalty of $600,000, with $73,000 to be paid over a three month period and a note provision in the amount of $527,000 to be paid with twenty-one monthly payments of approximately $27,000 including interest at 9%, commencing December 1, 2003.

                   Balance of page intentionally left blank

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

Prepaid Expenses

     A significant new contract commenced in August 2003. Due to the size of the costs relating to this contract (uniforms, radios, etc), $264,781 was capitalized and is being charged to earnings over its estimated useful life of 12 months. The expenses reported amounted to $66,195 for the quarter ended June 30, 2004.

Results of Operations

Revenue

Revenue increased by $2,594,922 from $16,573,825 for the quarter ended June 30, 2003 to $19,168,747 for the quarter ended June 30, 2004. The increase was primarily due to an increase of approximately $2,457,000 in our Aviation Division from a contract which began August 2003 and additional services required by the airline industry. The Guard Division had an incremental increase of approximately $140,000.

Gross Profit

Gross Profit decreased by $271,998 to $2,472,480 (12.9% of revenue) for the quarter ended June 30, 2004 from $2,744,478 (16.56% of revenue) for the quarter ended June 30, 2003.

Gross profit in the Aviation Division decreased from 15.31% of revenue in quarter ended June 30, 2003 to 12.63% of revenue in the quarter ended June 30, 2004. This percentage decrease is primarily due to increased direct payroll reflecting the higher cost of providing qualified and experienced personnel due to the effect of the general economic improvement in most areas of the country. Other contributing factors in the decrease in gross profit were higher sales discounts established with an aviation customer to receive earlier payment of accounts receivable and higher payroll taxes due to the termination and layoff of personnel in 2003 as a result of the federalization of pre-board screening services in November, 2002.

Gross profit in the Guard Division decreased from 16.75% of revenue for the quarter ended June 30, 2003 to 14.26% of revenue for the quarter ended June 30, 2004.The percentage decrease is primarily due to the same factors which caused the decline in the Aviation Division; the added competition for qualified and experienced personnel and higher overall payroll taxes and insurance costs.

General and Administrative Expenses

General and Administrative expenses increased by $142,082 but decreased as a percent of revenue from $2,722,866 (16.43% of revenue) for quarter ended June 30, 2003 to $2,864,948 (14.95% of revenue). The dollar increase was primarily due to increased professional fees relating to the ongoing dispute between GCM Security Partners, LLC and the Company.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $120,163, resulting in a credit of $48,151 for the quarter ended June 30, 2004 compared to a charge of $72,012 for the same quarter in 2003. The reduction in the provision is primarily due to the accelerated collection of the accounts receivable that were outstanding more than 90 days.

The Company periodically evaluates the requirement for providing for credit losses on its accounts receivable. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will increase in future periods nor is it believed by management that the current decrease is necessarily indicative of a trend.

Interest Income

Interest Income decreased by $3,938 to $18,686 for the quarter ended June 30, 2004 from $22,624 in the quarter ended June 30, 2003 due to lower financing income from our service agreement clients.

Interest Expense

Interest expense at $116,817 for quarter ended June 30, 2004 was virtually the same as the $116,767 charge for the quarter ended June 30, 2003. The interest expense did not rise in conjunction with the increase in revenue due to the accelerated collection of the accounts receivable.

Equipment Dispositions

The gain on equipment disposition of $2,400 in the quarter ended June 30, 2004 compares to a gain of $9,566 in the quarter ended June 30, 2003. Equipment dispositions are a result of vehicles, office equipment and security equipment sold at prices above or below book value.

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

CIT Revolving Loan

The CIT loan agreement is for 3 years ending December 12, 2006 and provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. The loan also provides for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit is offset by a reserve against all outstanding payroll checks. The revolving loan bears interest at prime plus 1.25%. Costs to close the loan totaled $317,463 and are being amortized over its term.

At June 30, 2004, we had borrowed $3,868,666 representing approximately 49% of our maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the loan and security agreement.

The Company relies heavily on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. For the quarter ended June 30, 2004, the Company was not in compliance with the fixed charge covenant. Subsequent to the quarter-end however, the Company obtained a waiver from CIT for this violation. Additionally, the loan agreement contains certain non-financial covenants, including a prohibition against an unapproved change in control of the Company and an unapproved sale by Reliance Security Group plc of its shares. Non-financial covenants also include the termination of William Vassell as Chairman of the Board and Chief Executive Officer or his no longer remaining actively engaged in the management of the Company. GCM's purchase of the Reliance shares (see Part II, Item 1 - Legal Proceedings) has resulted in violation of the first two CIT covenants referenced above and to date the Company has not obtained a waiver from CIT for these violations. If the Company terminates Mr. Vassell, as has been requested by GCM or removes him as Chairman of the Board or Chief Executive Officer, CIT will have the option to call the line. The Company agreed to give GCM limited access to CIT for purposes of discussing GCM's proposals for the management and financing of Command. Accordingly, GCM met with CIT to discuss these issues and CIT indicated that they will take no action on the loan pending future operational results, the potential for additional equity investment in the Company provided by GCM and general developments with regard to GCM's ownership.

Other Credit

The Company signed a note in connection with the OGS settlement in the amount of $527,000. The note calls for twenty-one monthly payments in the amount of $27,217 including interest at 9% per annum. The payments commenced December 1, 2003 and are expected to be financed with cash flows from continuing operations.

On March 31, 2004, the Company settled a dispute with a uniform cleaning service which calls for the Company to pay $1,756.20 per week for 344 weeks or a total amount of $604,133 ending in 2011 for the use and cleaning of the uniforms.

We finance vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

Working Capital

Working capital decreased by $470,494 to $2,078,584 as of June 30, 2004, from $2,549,078 as of March 31, 2004 primarily due to end of quarter timing factors for accrued payroll, increased accruals for unemployment taxes due to the federalization of pre-board screening at the airlines and increased insurance accruals for worker's compensation claims.

We experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $1,401,816 as of June 30, 2004, compared to $556,310 at March 31, 2004. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

This section, Management's Discussion and Analysis of Results of Operations and Financial Condition, contains a number of forward-looking statements, all of which are based upon the expectations of current management. Since management is expected to change as of or shortly after the August 27, 2004 shareholder meeting for the election of directors, current management can express no expectation as to what new management might do. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

Change of Control

On May 21, 2004, GCM Security Partners, LLC ("GCM") purchased from Reliance Security Group plc ("Reliance") the following securities: (i) 1,617,339 shares of the Company's common stock, (ii) 12,325.35 shares of the Company's Series A Preferred Stock (which are convertible into 1,232,535 shares of the Company's common stock), (iii) a warrant to acquire 150,000 shares of the Company's common stock at an exercise price of $1.03125 per share and (iv) a warrant to acquire 2,298,092 shares of the Company's common stock at an exercise price of $1.25 per share. As reported by GCM Managing Member Bruce Galloway in a 13D/A filed June 8, 2004, these securities were purchased for a total payment of $2,850,000 in immediately available funds from working capital of GCM.

At the time of the purchase by GCM, Command President and CEO, William C. Vassell, had already initiated legal action in the United States District Court, Southern District of New York (Case No. 04 CIV. 2657 (CM) ECF CASE) seeking a determination that Mr. Vassell's right of first refusal under the Shareholders Agreement between Reliance, Mr. Vassell and Command (filed as
Exhibit 99.19 of the form 8-K filed September 2000 and incorporated herein by reference) was violated by Reliance in its offering (and subsequent sale) of the securities to GCM. On June 18, 2004, the United States District Court Judge rejected all of Mr. Vassell's claims, awarded summary judgment declaring GCM the lawful owner of the Command securities purchased from Reliance and ordered that Mr. Vassell and Command be preliminarily and permanently restrained from interfering with the registration of the securities in GCM's name or the exercise by GCM of any rights as the new owner of the securities. Mr. Vassell has filed an appeal in the above-litigation matter and his counsel has informed the Company that it is now his belief that the appeal will not be decided prior to the August 27, 2004 shareholder meeting. In the meantime, both Mr. Vassell and Command are required to honor the Court's decision.

The terms as directors for Messrs. Vassell, Miller and Nekos expire as of the August 27, 2004 annual meeting. In addition, director Painter, whose term will also expire as of that meeting, has declined nomination for reelection. Accordingly, at the annual meeting, shareholders are being asked to vote for directors to fill these four (4) positions.

GCM has converted its Series A Preferred Stock into common stock. Consequently, GCM's common stock holdings post-conversion total 2,849,874 shares or 37.9%. Assuming the exercise of the warrants referenced above, these securities represent approximately 53.1% of the outstanding shares of common stock in Command. In addition, Bruce Galloway, a principal in GCM Security Partners, LLC, has filed various amendments to his Schedule 13D indicating that he has obtained proxies covering and/or otherwise has voting control, directly or indirectly, over 50.4% of the currently outstanding shares of the Company's common stock. As such, Mr. Galloway and/or GCM have the voting power to determine the outcome of the election of directors at the upcoming shareholders meeting. Accordingly, it is expected that the GCM nominees, Messrs. Galloway, Ellin, Kikis and Wade, will be elected. It is expected that Messrs. French, Simon and Halder will resign from the Board at or shortly following the shareholders meeting. In accordance with the Company's bylaws, the Board will vote for their replacements who will serve the balance of their respective terms which expire at the shareholders' annual meeting in 2005. The selection of directors to fill the vacancies created by such resignations is uncertain at this time.

The GCM warrants have not been presented for exercise and management has been advised by counsel that the exercise of such warrants would probably be subject to the prohibition in Article NINTH of the Company's Amended and Restated Certificate of Incorporation. Counsel has also advised that GCM and its related parties would be limited in their right to engage in certain transactions with the Company including (i) investments by GCM or its related parties in the Company and (ii) business combinations between the Company and any companies in which GCM or its related parties have an interest. These restrictions are believed to exist based on the provisions in Article NINTH which limit the ability of a party to engage in "business combinations" of the Company with a "related person" absent (i) the approval of the holders of not less than eighty percent (80%) of the outstanding shares of common stock of the Company or (ii) compliance with certain other fair price provisions which are communicated to all shareholders by way of a proxy.

Anti-Takeover Provisions

Pursuant to a motion brought by GCM before the United States District
Court asking the court to clarify an earlier decision with respect to the securities purchased by GCM from Reliance, the court decided that the Company's anti-takeover language in Article NINTH of its Certificate of Incorporation constituted an express election by Command not be governed by New York Business Corporation Law ss.912. Section 912 provides broader anti-takeover protection than Article NINTH of the Company's Certificate of Incorporation. For example, outside counsel has advised the Corporation that the better interpretation of ss.912 would be that the conversion by GCM of the preferred stock into common would have been a prohibited transaction. The court has determined that Article NINTH does not contain such a prohibition. The Company's Board of Directors has determined not to appeal the decision of the United States District Court with respect to the applicability of the ss.912 anti-takeover provisions to the Company. Notwithstanding the inapplicability of ss.912, the Company's Certificate of Incorporation at Article NINTH continues to provide substantial anti-takeover protection which may impact the ability of GCM to engage in certain "business combinations" without the super majority approvals referenced above.

Financial Results

Overall, we are currently expecting a similar pre-tax loss in the second quarter of 2004/05 as in the current quarter due to the higher payroll cost of providing qualified and experienced personnel because of the general economic improvement, the adverse impact of higher State Unemployment Insurance (SUI) (resulting from the federalization of airport screening and Command's consequential termination of its screening employees) and higher worker compensation insurance costs. We continue to seek new private and government contract gains in the Guard and Aviation divisions.

Future revenue will be largely dependent upon our ability to gain additional revenue in the Guard and Aviation divisions at acceptable margins while minimizing terminations of existing clients. The revenue of the Guard division has stabilized over recent months after a reduction over the past few years as we cancelled contracts with unacceptable margins. Our current focus is on increasing revenue while branch manager's work to sell new business and retain good contracts. The airline industry continues to increase its demand for our services. Our estimate for annualized revenue for fiscal year 2004/05 over the prior fiscal year calls for a modest increase of $2 to $5 million, totaling $77 to $80 million.

We expect that new management will continue our attempts to secure contracts from the Department of Homeland Security and other government departments. We started submitting bids in 2003/04, but the equity ownership in Command by Reliance Security Group, plc, as a non-U.S. entity, precluded our ability to receive any contract awards. Management believes the acquisition of Reliance ownership by GCM has eliminated this problem. We believe this to be an area of tremendous opportunity over the next few years, given the heightened focus on security in the US.

Unfortunately our margins continue to suffer from the adverse impact of the discount to Delta Airlines for prompt payment of accounts receivable as well as state unemployment insurance ("SUI") rates as a result of layoffs due to the federalization of pre-board screening and our increased worker's compensation insurance experience rating as a result of a serious injury to an employee in Miami. Our gross profit margin decreased to 12.9% of revenue for the quarter ended June 30, 2004 compared to an average gross profit margin of 14.5% for fiscal year ended March 31, 2004 and gross profit margins are expected to average between 12.7% and 13.0% of revenue for fiscal year 2005. We expect an improvement in margins after the quarter ended March 31, 2005 when we should receive more favorable SUI and worker's compensation experience ratings.

A cost reduction program was begun in June 2003 which reduced our general and administrative expenses for the remainder of the 2003/04 fiscal year. Cost reductions are being implemented as we find them. However, costs associated with the change of control will have an adverse impact on the quarter ending September 30, 2004.

The aviation division represents 62% of the Company's total revenue and Delta Airlines, with annual billings of approximately $12 million, is the largest customer of the aviation division at approximately 25% of the aviation division and 16% of our total revenue. In recent months, most of the airlines have enjoyed a resurgence of business with passenger carry miles during the high travel months of July, August and September expected to equal or exceed pre-September 11, 2001 levels. However, profitability remains a major problem for the large, traditional carriers, including Delta. Delta has recently indicated that filing for Chapter 11 bankruptcy may have to be an option if sufficient cost cuts are not otherwise obtained. The threat of such filing remains high. In the event of a bankruptcy filing by Delta, management would expect an adverse impact on earnings of between $1.0 and $3.0 million. However, due to the existing limitations under the CIT credit line, discussed below, the Company's borrowing against the Delta receivables is already curtailed. Therefore, the impact on the Company's immediate liquidity would be expected to be in the range of approximately $500,000. In the event of a bankruptcy by another airline, earnings would be adversely affected to the extent of the receivable from such airline. Liquidity would also be affected, but to a similarly limited extent due to the existing limitations under the CIT credit line.

Our accounts receivable lender, CIT, is very concerned about a Delta bankruptcy, so to reduce their exposure to a possible bankruptcy, we proposed an accelerated payment plan and Delta accepted a 3% cash discount on invoices paid by them within 30 days of billing receipt. The 3% discount has negatively impacted our gross profit and earnings. In the event of a Delta bankruptcy, payments received in the 90 days prior to Delta's filing for bankruptcy may be considered preferential payments under the federal bankruptcy rules and a demand could be made on the Company to return some or all of the payments made by Delta within such 90-day period.

CIT has established a Delta specific reserve of all Delta accounts receivable in excess of $500,000. This reserve will be reduced to zero by December, 2004 and can impose but has not yet imposed, an additional general airline reserve of $1 million thereby reducing our current cash availability for borrowing by approximately $1,500,000. As of the close of business, August 13, 2004, our cash availability was $1,928,216 which is adequate to meet our needs to the end of the current quarter barring increased reserves imposed by CIT and unforeseen negative occurrences. The Delta receivable as of August 13, 2004 was approximately $1,485,000.

Management is currently evaluating and expects new management to evaluate potential additional sources of capital to strengthen the Company's balance sheet and improve cash availability.

Mr. Vassell has been notified by the Board that his Employment Agreement will not be extended on the anniversary of the effective date in November 2004. Based on the advice of Company Counsel, Mr. Vassell's employment period, as defined in his Employment Agreement dated September 12, 2000, shall continue until November 2006. If he is terminated by the Company's Board prior to November 2006, other than for "cause" (as defined in the Employment Agreement), the Employment Agreement provides for the payment of severance pay in a lump sum equal to his base salary (currently at $250,000) multiplied by a fraction, the denominator of which is 365 and the numerator of which is the number of days between the date of such termination and November 2006. Accordingly, a termination of Mr. Vassell in the near future could cause the Company to incur a charge of approximately $600,000 (based on 28 months remaining in the Employment Period as of June 30, 2004). Counsel to GCM has indicated its disagreement with the calculation of Mr. Vassell's termination compensation and believes Mr. Vassell would be entitled to a lesser amount.

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

GCM has indicated that whether or not Mr. Vassell is terminated it would like the Board to engage Mr. Barry Regenstein as the Company's Chief Operating Officer. No replacement for Mr. Vassell, in his position as CEO, has been proposed by GCM. GCM has indicated that it would take action to appoint Mr. Bruce Galloway as Chairman of the Board. The Company's legal counsel has expressed their belief that, absent a written waiver from Mr. Vassell, both the appointment of a COO and/or the removal of Mr. Vassell as Chairman of the Board would likely result in a constructive discharge under the employment agreement and subject the Company to the severance charge described above.

Reliance's sale of its ownership in the Company to the GCM group makes the Company eligible to bid on the federal government's Homeland Security contracts for the provision of security services in the airline, marine port and other vital industry areas. No such contracts have, to management's knowledge, been awarded to date. However, the Company is actively pursuing these possibilities.

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

Consequences of Change in Control

According to the ninth amendment to Schedule 13D filed by Mr. Bruce Galloway and GCM Security Partners, LLC ("GCM") on August 6, 2004, GCM has voting control over 3,789,874 voting shares in Command. This represents approximately 50.4% of all outstanding voting shares. Although GCM owns warrants exercisable for an additional 2,448,092 voting shares, GCM has not attempted to exercise these warrants to date and they may be subject to restrictions imposed by Article Ninth of Command's Articles of Incorporation

GCM is expected to win control of the Company's board of directors at the Annual Shareholder's meeting scheduled for August 27, 2004. It is expected that the directors nominated to the board by Reliance will resign at or shortly after the meeting and GCM will appoint replacement directors and control the entire board. With control of the board, GCM will have the power, and has stated its intention to terminate Mr. Vassell as President and CEO and to appoint Mr. Barry Regenstein Chief Operating Officer and Mr. Bruce Galloway as Chairman as per the second amended Schedule 13D filed May 26, 2004. Neither Mr. Galloway nor Mr. Regenstein have experience in the security guard business. Mr. Regenstein does have experience in the airline services industry having formerly been Senior Vice President and Chief Financial Officer of GlobeGround North America (previously Hudson General Corporation) a company offering airline ramp services, cargo handling, airline refueling, and winter-related services to airlines.

It is not possible for management to currently assess whether GCM's acquisition of Command shares will result in positive or negative effects on the Company, its minority shareholders, its employees, its customers, its financial condition or its results of operations.

The current uncertainties with regard to management and control of the company arise from the litigation between Mr. Vassell, Reliance, GCM and Command (as referenced in Part II, Item 1 below). Shareholders are directed to the proxy filed August 6, 2004 by the Company for a detailed discussion of these proceedings.

CIT Default/Airline Industry Concerns/Potential for Insolvency

In the event CIT terminates the Company's revolving loan (see, Liquidity and Capital Resources - CIT Revolving Loan, above) the Company's access to working capital would be eliminated and would likely result in the Company's insolvency. Several of the Company's aviation clients filed for bankruptcy protection during fiscal year 2003. The aviation industry continues to struggle with various challenges including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation clients would have a material adverse impact on the Company's liquidity, results of operations and financial condition. The threat of a bankruptcy filing by Delta Airlines remains high. Certain consequences of such a filing are discussed above in the "Outlook" section.

Increased Legal Expense

Due to the legal proceedings between Mr. Vassell, Reliance, GCM and the Company (as referenced in Part II, Item 1 below), it is expected that the Company will incur higher than usual costs for the quarter ending September 30, 2004, including, but not limited to those associated with the defense of legal actions against it by Mr. Vassell and GCM, the possible advancement and/or indemnification of legal costs to directors Nekos and Miller in connection with the claims against them by GCM and increased costs associated with the preparation of S.E.C. filings.

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

Cost Management

The Company's ability to realize expectations will be largely dependent upon the new management and its ability to maintain margins, which in turn will be determined in large part by management's control over costs and increased pressure on its customers to cut their costs. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs.

Collection of Accounts Receivable

Management has no definite basis to believe that default in payment of accounts receivable by the Company's security guard customers or administrative service clients will occur. However, the aviation industry in general and Delta Airlines, in particular, with an account receivable to the Company of about $1.4 million, pose a high degree of risk. Any such default by one or more significant clients due to bankruptcy or otherwise, would have a material adverse impact on the Company's liquidity, results of operations, and financial condition.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT Group/Business Credit, Inc. Based on the Company's interest rate at June 30, 2004 and average outstanding balances during the three months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $18,000 over the next three months.


Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act and as of the fiscal quarter ended June 30, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. The evaluation concluded further that during the quarter ended June 30, 2004, there were no changes in the Company's internal control over financial reporting or in other factors that have, or are reasonably likely to, materially affect said control.

PART II. Other Information


Item 1. Legal Proceedings

     Reference is made to paragraph titled "Change of Control and Legal Proceedings Under Proposal 1" of the Company's proxy filed on August 6, 2004.


Item 6. Exhibits and Reports on Form 8-K

     (1)  Exhibits

          Exhibit 31.1 Certification of William C. Vassell pursuant to Rule 13(a) - 14(a)/15(d) - 14(a) of the Securities Exchange Act of 1934.

          Exhibit 31.2 Certification of Gordon Robinett pursuant to Rule 13(a) - 14(a)/15(d) - 14(a) of the Securities Exchange Act of 1934 filed herewith.

          Exhibit 32.1 Certification of William C. Vassell pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

          Exhibit 32.2 Certification of Gordon Robinett pursuant to 18 U.S.C
          Section 1350 as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002, filed herewith.

          Exhibit 99.1 Press Release

     (2)  Reports on Form 8-K

          None


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION


Date: August 20, 2004


By: /s/ William C.  Vassell
    ----------------------------------------------
    William C.  Vassell, Chairman, President & CEO


By: /s/ Gordon Robinett
    ----------------------------------------------
    Gordon Robinett, Chief Financial Officer