Form 10-Q
period 2004-09-30
COMMAND SECURITY CORP
filed 2004-11-10
CIK 864509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2004
                               ---------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to__________________


                         Commission file number 0-18684

                          Command Security Corporation
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                  14-1626307
----------------------------------        ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

 Lexington Park, LaGrangeville, New York                          12540
--------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (845) 454-3703
                                                  ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|   No   |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  |_|   No   |X|

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,519,878 (as of November 5, 2004).

                          COMMAND SECURITY CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
Item 1.         Financial Statements
                Condensed Statements of Operations
                three and six  months  ended
                September 30, 2004
                and 2003 (unaudited)                                          3

                Condensed Balance Sheets -
                September   30,   2004   and
                March 31, 2004 (unaudited)                                    4


                Condensed Statements of Stockholders' Equity -
                six months  ended  September 30, 2004 and 2003
                (unaudited)                                                   5

                Condensed Statements of Cash Flows -
                six months ended September 30, 2004 and 2003
               (unaudited)                                                   6-7

                Notes to Condensed Financial Statements                     8-10

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                                                                           11-18
Item 3.         Quantitative and Qualitative Disclosures about
                Market Risk                                                  18

Item 4.         Controls and Procedures                                      18

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                            19

Item 4.         Submission of Matters to a Vote of Security Holders
19

Item 5.         Other Information                                            20

Item 6.         Exhibits and Reports on Form 8-K                           20-21

Signatures                                                                   22

Exhibit 10.42   Employment Agreement                                       23-24
Exhibit 10.43   Employment Agreement, Amendment One                          25
Exhibit 31.1      Certification of Barry I. Regenstein                       26
Exhibit 31.2      Certification of Barry I. Regenstein                       27
Exhibit 32.1      ss.1350 Certification of Barry I. Regenstein               28
Exhibit 32.2      ss.1350 Certification of Barry I. Regenstein               29

Part I.  Financial Information

Item 1.  Financial Statements

                                               COMMAND SECURITY CORPORATION

                                            CONDENSED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                 Three Months Ended                  Six Months Ended
                                                         September 30       September 30        September 30    September 30
                                                            2004               2003                2004            2003
                                                         ------------      ------------      ------------      ------------
Revenue                                                  $ 20,455,171      $ 18,983,436      $ 39,623,918      $ 35,557,261
Cost of revenue                                            17,522,298        15,979,450        34,311,078        29,808,797
                                                         ------------      ------------      ------------      ------------
Gross profit                                                2,932,873         3,003,986         5,312,840         5,748,464
                                                         ------------      ------------      ------------      ------------
Operating expenses
  General and administrative expenses                       2,922,039         2,604,722         5,694,474         5,327,588
  Provision for doubtful accounts, net                         21,888            (9,948)          (26,263)           62,064
                                                         ------------      ------------      ------------      ------------
                                                            2,943,927         2,594,774         5,668,211         5,389,652
                                                         ------------      ------------      ------------      ------------
Operating profit (loss)                                       (11,054)          409,212          (355,371)          358,812

Interest income                                                19,696            18,708            38,382            41,332
Interest expense                                             (102,225)         (103,259)         (219,042)         (220,026)
Equipment dispositions                                        (19,279)               --           (16,879)            9,566
                                                         ------------      ------------      ------------      ------------

Income (loss) before income taxes                            (112,862)          324,661          (552,910)          189,684
Provision for income taxes                                         --           (77,454)               --           (77,454)
                                                         ------------      ------------      ------------      ------------
Net income (loss)                                            (112,862)          247,207          (552,910)          112,230

Preferred stock dividends                                          --           (40,674)          (38,413)          (81,348)
                                                         ------------      ------------      ------------      ------------
Net income (loss) applicable to
 common stockholders                                     $   (112,862)     $    206,533      $   (591,323)     $     30,882
                                                         ============      ============      ============      ============
Net income (loss) per common share
Basic                                                    $       (.02)     $       0.03      $       (.09)     $      0.005
                                                         ============      ============      ============      ============
Diluted                                                  $        n/a      $       0.03      $       n/a      $       0.005
                                                         ============      ============      ============      ============
Weighted average number of common shares outstanding
Basic                                                       7,519,878         6,287,343         6,944,695         6,287,343
                                                         ============      ============      ============      ============
Diluted                                                           n/a         6,336,400               n/a         6,339,376
                                                         ============      ============      ============      ============

           See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS
------
                                                                September 30,       March 31,
                                                                    2004              2004
                                                                ------------      ------------
 Current assets:
  Accounts receivable, net of allowance for
   doubtful accounts of $214,300 and $361,865, respectively     $ 13,210,468      $ 16,078,250
  Accounts receivable, net of allowance for
   billing adjustments of $965,374                                        --         1,965,006
  Prepaid expenses                                                   237,891           936,454
 Other receivables                                                   602,161           369,058
                                                                ------------      ------------
    Total current assets                                          14,050,520        19,348,768
                                                                ------------      ------------
  Furniture and equipment at cost, net                               527,596           645,592
                                                                ------------      ------------
Other assets:
  Intangible assets, net                                             221,557           270,217
  Restricted cash                                                     71,353           107,676
  Other receivables                                                   44,673         1,252,993
  Other assets                                                       274,254           291,862
                                                                ------------      ------------
     Total other assets                                              611,837         1,922,748
                                                                ------------      ------------
        Total assets                                            $ 15,189,953      $ 21,917,108
                                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Cash overdraft                                                $    878,829      $    556,310
  Current maturities of long-term debt                               297,619           361,540
  Current maturities of obligations under capital leases              39,399            66,270
  Short-term borrowings                                            4,172,475         9,091,628
  Accounts payable                                                   603,079           771,042
  Due to service companies                                           206,466           248,205
 Preferred dividends payable                                              --            40,674
  Accrued payroll and other expenses                               4,633,576         5,664,021
                                                                ------------      ------------
     Total current liabilities                                    10,831,443        16,799,690
Self-insurance reserves                                              346,995           402,290
Long-term debt, due after one year                                    54,718           153,882
Obligations under capital leases, due after one year                  54,412            67,538
                                                                ------------      ------------
    Total liabilities                                             11,287,568        17,423,400
                                                                ------------      ------------
Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                             --         2,033,682
  Common stock, $.0001 par value                                         752               629
  Additional paid-in capital                                      10,004,321         8,009,175
  Accumulated deficit                                             (6,102,688)       (5,549,778)
                                                                ------------      ------------
    Total stockholders' equity                                     3,902,385         4,493,708
                                                                ------------      ------------
      Total liabilities and stockholders' equity                $ 15,189,953      $ 21,917,108
                                                                ============      ============

           See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                    Additional
                                   Preferred             Common       Paid-In           Retained
                                    Stock               Stock         Capital           Deficit
                                   -----------      -----------     -----------     -----------
Balance at March 31, 2003          $ 2,033,682      $       629     $ 8,171,870     $(5,239,370)

Preferred stock dividends                                               (81,348)

Net income - six months ended
 September 30, 2003                                                                     112,230
                                   -----------      -----------     -----------     -----------
 Balance at September 30, 2003       2,033,682              629       8,090,522      (5,127,140)

Preferred stock dividends                                               (81,347)

Net loss - six months ended
  March 31, 2004                                                                       (422,638)
                                   -----------      -----------     -----------     -----------

Balance at March 31, 2004            2,033,682              629       8,009,175      (5,549,778)

Preferred stock dividends                                               (38,413)

Preferred stock conversion          (2,033,682)             123       2,033,559

Net loss - six months ended
  September 30, 2004                                                                   (552,910)
                                   -----------      -----------     -----------     -----------

Balance at September 30, 2004      $         0      $       752     $10,004,321     $(6,102,688)
                                   ===========      ===========     ===========     ===========

           See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                  ----------------------------
                                                                  September 30,  September 30,

                                                                       2004             2003
                                                                  -----------      -----------
Cash flow from operating activities:
  Net income (loss)                                               $  (552,910)     $   112,230
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation and amortization                                      214,276          262,611
   Provision for doubtful accounts, net                               (26,263)          62,064
   Loss (gain) on equipment dispositions                               16,879           (9,566)
   Self-insurance reserves                                            (28,764)         (80,147)
   Decrease in receivables, prepaid expenses
    and other current assets                                        6,619,716        1,482,139
   Decrease in accounts payable and other current liabilities      (1,266,679)        (461,071)
                                                                  -----------      -----------
     Net cash provided by operating activities                      4,976,255        1,368,260
                                                                  -----------      -----------

Cash flows from investing activities:
  Purchases of equipment                                              (15,933)         (19,544)
  Proceeds from sale of equipment                                       5,250           12,364
  Purchases of intangible assets                                           --          (58,025)
  Principal collections on notes receivable                            57,407           25,090
     Net cash provided by (used in) investing activities               46,724          (40,115)
                                                                  -----------      -----------

Cash flows from financing activities:
  Net repayments on line-of-credit                                 (4,704,614)        (689,964)
  Increase (decrease) in cash overdrafts                              322,519         (150,245)
  Principal payments on other borrowings                             (521,800)        (333,132)
  Principal payments on capital lease obligations                     (39,997)         (32,782)
  Payment of preferred stock dividends                                (79,087)        (122,022)
                                                                  -----------      -----------

     Net cash used in financing activities                         (5,022,979)      (1,328,145)
                                                                  -----------      -----------
Net change in cash and cash equivalents                                    --               --
Cash and cash equivalents, at beginning of period                          --               --
                                                                  -----------      -----------
Cash and cash equivalents, at end of period                       $        --      $        --
                                                                  ===========      ===========

     See accompanying notes to condensed financial statements.       (Continued)

                          COMMAND SECURITY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information

 Cash paid during the six months ended September 30 for:    2 0 0 4     2 0 0 3
                                                           --------     --------

 Interest                                                  $226,806     $225,763
 Income taxes                                                41,264      171,754

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the six months ended September 30, 2004, the Company purchased transportation equipment with direct installment financing of $53,816. This amount has been excluded from the purchases of equipment and proceeds from long-term debt on the condensed statements of cash flows.

The Company may obtain short-term financing to meet its insurance needs. For the six months ended September 30, 2004 and 2003, $90,360 and $87,875, respectively, were borrowed for this purpose. These borrowings have been excluded from the condensed statements of cash flows.

During the six months ended September 30, 2004, the holder of 12,325.35 shares of the Company's Series A convertible preferred stock converted such shares into 1,232,535 shares of common stock. The debit to preferred stock of $2,033,682 and credits to common stock of $123 and additional paid-in capital of $2,033,559 have been excluded in the condensed statements of cash flows.

For the six months ended September 30, 2004 and 2003, the Company accrued dividends of $38,413 and $81,348, respectively, on its Series A convertible preferred stock. These charges to additional paid-in capital and credits to dividends payable have been excluded in the condensed statements of cash flows.

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

           The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at September 30, 2004, and for the period then ended. Except for provisions in connection with the change in the Company's management and Board of Directors in August 2004, including the resignation of the Company's former Chief Executive Officer, and related legal expenses, all such adjustments are of a normal recurring nature.

1.) Short-Term Notes Payable:
      In December 2003, the Company entered into a three year agreement with CIT Group/Business Credit, Inc. ("CIT") under a loan and security agreement (the "Agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the Agreement, but in no event in excess of $15,000,000.

      The Company relies on its revolving loan from CIT for its operating and working capital. The loan contains a fixed charge covenant and various other financial and non-financial covenants. At September 30, 2004, the Company had used $4,093,410 of this line, representing approximately 51% of its maximum borrowing capacity. Interest is payable at the prime rate, as defined, plus 1.25% per annum on the greater of : (i) $5,000,000 or
      (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during a month. During the current quarter, the Company received a Notice of Default/Reservation of Rights letter from its lender CIT. This letter notified management that effective September 1, 2004 a default rate of interest of an additional 2% over the bank rate of interest, as defined, would be charged on any obligations under the financing agreement with CIT (8.00% at September 30, 2004). The line is collateralized by customer accounts receivable and substantially all other assets of the Company.

2.) Net Income/(Loss) per Common Share:
       Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. No diluted earnings (loss) per share are presented for the three and six months ended September 30, 2004, because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding was antidilutive. Diluted earnings per share are presented for the three and six months ended September 30, 2003 because of the effect of the assumed issuance of common shares would have if the outstanding stock options and warrants were executed.

       For the six months ended September 30, 2004, the basic weighted average number of common shares outstanding includes the weighted average of 6,287,343 shares of common stock outstanding through June 24, 2004 and 7,519,878 shares of common stock outstanding as of June 25, 2004 through September 30, 2004. The additional 1,232,535 shares of common stock were issued by the Company upon the conversion of preferred stock into common stock as of June 25, 2004.

                          COMMAND SECURITY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

3.)   Preferred Stock
        The Company had issued and outstanding 12,325 shares of Series A preferred stock. The holders of Series A preferred stock were entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly. As of June 25, 2004, the preferred stock was converted into 1,232,535 shares of common stock.

4.)  Self-Insurance
         The Company has an insurance policy covering workers' compensation claims in states that the Company performs services. Annual premiums are based on incurred losses as determined at the end of the coverage period, subject to a minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $1,875,157 and $1,530,370, for the six months ended September 30, 2004 and 2003, respectively.

         The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence and $10,000,000 in the aggregate. (Reduced to $5,000,000 as of October 1, 2002) on a per project basis. On the aviation related business, as of October 1, 2002, the Company acquired a policy with a $25,000,000 limit per occurrence. As of October 17, 2003, the Company has an excess general liability insurance policy that covers aviation claims for an additional $25,000,000 in the aggregate. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy and $5,000 on the aviation related policy except $25,000 for damaged aircraft. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

         Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its general liability retention and workers' compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current results of operations.

5.) Contingent Liabilities:
         The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability and worker's compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation related claims and $5,000 per occurrence on the aviation related claims except $25,000 for damaged aircraft. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

                          COMMAND SECURITY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         In addition to such cases, the Company has been named as a defendant in several uninsured employment related claims which are currently before various courts, the EEOC or various state and local agencies. The Company has instituted policies to minimize these occurrences and monitor those that do occur. At this time the Company is unable to determine the impact on the financial position and results of operations that these claims may have, should the investigations conclude that they are valid.

6.)      Subsequent Events:
      a.) On October 7, 2004, the Company entered into a Settlement Agreement and Mutual Release with William C. Vassell, formerly the Chairman of the Board, President and Chief Executive Officer of the Company. Pursuant to this agreement, Mr. Vassell resigned from all positions that he held with the Company, the employment agreement between the Company with Mr. Vassell was terminated and the Company agreed on or before November 8, 2004 to (i) pay Mr. Vassell $250,000 and (ii) purchase or cause to be purchased from Mr. Vassell an aggregate of 400,000 shares of the Company's common stock owned by him for a purchase price of $1.00 per share. Except as described above, the Company has no continuing obligations to Mr. Vassell under his former employment agreement or otherwise. As part of the settlement, Mr. Vassell, the Company, GCM Security Partners LLC and Reliance Security Group plc agreed to dismiss all pending litigation between them.

            In September 2004, the Company provided for the $250,000 obligation to Mr. Vassell in general and administrative expenses in the accompanying condensed statements of operations. There has been no provision made in the Company's financial statements related to the purchase of the 400,000 shares of the Company's common stock owned by Mr. Vassell since purchases of the Company's stock are prohibited under the financing agreement with CIT, without their prior written consent, and the intent is for such shares to be purchased by a third party, and not by the Company.

      b.) On October 26, 2004, ATA Holding Corp. ("ATA") one of the Company's aviation services customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company expects to record a provision for bad debts of approximately $160,000 related to outstanding accounts receivable from ATA in October 2004 which is principally comprised of billings for services provided during such month.

7.)      Reclassifications:
         Certain amounts have been reclassified to conform with the fiscal 2005 presentation. These reclassifications had no impact on the Company's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's condensed financial statements and the related notes thereto contained in this report.

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

Revenue Recognition

         The Company records revenue as services are provided to its customers. Revenue consists primarily of aviation and security guard services which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Costs associated with the Company's aviation and guard service revenues consist of direct and indirect payroll and related expenses, subcontractor costs, vehicle and other costs directly related to the aviation and guard service revenues generated.

Reserve for Doubtful Accounts

        The Company periodically evaluates the requirement for providing for credit losses on its accounts receivables. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, the age of the receivables and the Company's overall historical loss experience. Individual accounts are charged off as management deems them uncollectible.

Prepaid Expenses

        A significant new contract with Delta Airlines ("Delta") commenced in August 2003. Due to the size of the costs relating to this contract (uniforms, radios, etc), $264,781 was capitalized and was being charged to earnings over its estimated useful life of 12 months. The capitalized expenses were fully amortized during the current quarter and expenses reported amounted to $88,260 for the six months ended September 30, 2004.

Income Taxes

       The Company follows SFAS No. 109 "Accounting for Income Taxes" which requires the use of the asset and liability method of accounting for deferred income taxes.

Results of Operations

Revenue

Revenues increased $1,471,735, or 7.8%, and $4,066,657, or 11.4%, for the three and six months ended September 30, 2004, respectively, compared with the same periods of the prior year. The increases were primarily due to increases of approximately $1,893,000 and $4,909,000 during the three and six months ended September 30, 2004, respectively, in the Aviation division from a contract with Delta which commenced in August 2003. The increases were partially offset by the losses of a wheelchair contract at Los Angeles International Airport and an escort program transporting international passengers without United States visas within terminals at certain of the Company's airport locations.

Gross Profit

Gross profit decreased by $71,113, or 2.4%, and $435,624, or 7.6%, for the three and six months ended September 30, 2004, respectively, compared with the same periods of the prior year. The decreases were primarily due to increased direct payroll reflecting the higher cost of providing qualified and experienced personnel. Other factors contributing to the decrease in gross profit include:
(i) higher state unemployment insurance rates as a result of layoffs of personnel in 2003 due to the federalization of aviation pre-board screening services, (ii) increased workers' compensation insurance costs due mainly to a serious injury to an employee in the Company's Miami guard operation and current conditions in the marketplace for such insurance, (iii) term discounts with airline customers for prompt payment of accounts receivable and (iv) loss of the wheelchair and escort program contracts noted above.

General and Administrative Expenses

General and administrative expenses increased by $317,317, or 12.2%, and $366,886, or 6.9%, for the three and six months ended September 30, 2004, respectively, compared with the same periods of the prior year. The increase was primarily due to increased professional fees related to a resolved dispute between GCM Security Partners, LLC and the Company.

The increase in general and administrative expenses primarily reflects approximately $380,000 and $470,000 of costs incurred by the Company during the three and six months ended September 30, 2004, respectively, in connection with the change in the Company's management and Board of Directors in August 2004, including the resignation of the Company's former Chief Executive Officer (as discussed in Note 6 to the condensed financial statements), and related legal expenses.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $31,836 for the three months ended September 30, 2004 compared with the same period of the prior year. The provision for doubtful accounts decreased by $88,327 for the six months ended September 30, 2004 compared with the same period of the prior year. This reduction was primarily due to the accelerated collection of accounts receivable that were outstanding more than 90 days.

Management periodically evaluates the requirement for providing for credit losses on its accounts receivable. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, creditworthiness of the customer, prior payment performance, age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will increase in future periods nor is it believed by management that the decrease during the six months ended September 30, 2004 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents financing income from the Company's service agreement customers for the three and six months ended September 30, 2004 was comparable with the same periods of the prior year.

Interest Expense

Interest expense for the three and six months ended September 30, 2004 was comparable with the same periods of the prior year. During the current quarter, the Company received a Notice of Default/Reservation of Rights letter from its lender, CIT Group Business Credit, Inc. ("CIT"). This letter notified management that effective September 1, 2004 a default rate of interest of an additional 2% over the borrowing rate, as defined, would be charged on all obligations under the financing agreement with CIT.

Equipment Dispositions

The loss on equipment dispositions of $19,279 and $16,879 for the three and six months ended September 30, 2004, respectively, was due mainly to the sale of a Company vehicle to its former Chief Financial Officer as provided for in his Employment Agreement with the Company. Equipment dispositions are a result of vehicles, office equipment and security equipment sold at prices above or below book value.

Liquidity and Capital Resources

The Company pays employees and administrative service clients on a weekly basis, while customers pay for services generally within 61 days after billing by the Company. In order to fund payroll and operations, the Company maintains a commercial revolving loan arrangement, currently with CIT.

CIT Revolving Loan

The CIT financing agreement (the "Agreement") is for 3 years ending December 12, 2006 and provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. The Agreement also provides for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit is offset by a reserve against all outstanding payroll checks. The revolving loan bears interest at the prime rate, as defined, plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during such month (see below). Costs to close the loan totaled $279,963 and are being amortized over its 3 year life.

At September 30, 2004, the Company had borrowed $4,093,000 representing approximately 51% of our maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the Agreement. However, as the business grows and produces new receivables, up to $10,907,000 could be available to borrow under the Agreement.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. GCM Security Partners LLC's ("GCM") acquisition of the Company's securities owned by Reliance Security Group plc ("Reliance") resulted in a violation of a covenant restricting Reliance from selling such securities absent CIT's consent, and may be deemed a "change in control" of the Company requiring CIT's consent, the absence of which may also be deemed to violate a covenant under the Agreement. Further, the Agreement includes covenants requiring William
C. Vassell, formerly the Chairman, President and Chief Executive Officer of the Company, to maintain ownership of at least 500,000 shares of voting common stock of the Company and to remain as Chairman of the Board of Directors and Chief Executive Officer of the Company or actively engaged in the management of the Company. The resignation by Mr. Vassell from all positions he held with the Company on October 7, 2004 and his agreement to sell 400,000 shares of the Company's common stock may also be deemed to violate the foregoing covenant.

During the current quarter, the Company received a Notice of Default/Reservation of Rights letter from its lender CIT (the "Letter"). The Letter notified management that the Company was not in compliance with the fixed charge covenant for the month of July 2004 and was also in violation of a non-financial covenant since Mr. Vassell was no longer Chairman of the Board of Directors and Chief Executive Officer of the Company. Further, the Letter advised that CIT was not at this time terminating the Agreement but was notifying management that: (i) such defaults and/or events of defaults (the "Defaults") exist, (ii) CIT at this time does not intend to waive the Defaults, (iii) the Company inform CIT of actions taken or to be taken to remedy the Defaults, (iv) effective September 1, 2004 a default rate of interest of 2% over the bank rate of interest, as defined, would be charged on all obligations under the Agreement and (v) all future loans, advances and other extensions of credit under the Agreement will be at CIT's sole discretion in accordance with the provisions thereof.

Management of the Company has met with CIT to discuss these issues, and is working closely with CIT in an effort to obtain a waiver of the violations from CIT at the earliest possible time.

Other Credit

The Company signed a note related to a settlement with the Office of General Services in the amount of $527,000. The note calls for twenty-one monthly payments in the amount of $27,217 including interest at 9% per annum. The payments commenced December 1, 2003 and are expected to be financed with cash flows from continuing operations.

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

Working Capital

Working capital increased by $669,999 to $3,219,077 as of September 30, 2004, from $2,549,078 as of March 31, 2004 primarily due to end of quarter timing factors for accrued payroll and decreased accruals for unemployment taxes and worker's compensation claims.

The Company experienced a cash overdraft (defined as checks drawn in advance of future deposits) of $878,829 as of September 30, 2004, compared with $556,310 at March 31, 2004. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

Financial Results

Future revenue will be largely dependent upon the Company's ability to gain additional revenue in the Guard and Aviation divisions at acceptable margins while minimizing terminations of existing clients. The revenue of the Guard division has stabilized over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while branch manager's work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by the Company.

The Company is continuing its attempts to secure contracts from the Department of Homeland Security and other government departments. The Company believes this to be an area of opportunity over the next few years, given the heightened focus on security in the United States.

Gross profit margins decreased due to increased direct payroll reflecting: (i) the higher cost of providing qualified and experienced personnel, (ii) higher state unemployment insurance ("SUI") rates as a result of layoffs due to the federalization of pre-board screening, (iii) increased worker's compensation insurance costs as a result of a serious injury to an employee in the Company's Miami guard operation and current conditions in the marketplace for such insurance, (iv) term discounts to airline customers for prompt payment of accounts receivable and (v) lost contracts for a wheelchair operation at Los Angeles International Airport and an escort program transporting international passengers without United States visas within terminals at certain of the Company's airport locations. The Company's gross profit margin decreased to 14.3% of revenue for the quarter ended September 30, 2004 compared with an average gross profit margin of 14.5% for fiscal year ended March 31, 2004 and gross profit margins are expected to average approximately 13.5% of revenue for fiscal year 2005. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of the Company's cost structures and from lower SUI rates and worker's compensation experience ratings.

A cost reduction program was instituted in October 2004 which is expected to reduce the Company's general and administrative expenses for both the remainder of fiscal 2005 and future periods. Additional cost reduction opportunities are being pursued as they are determined. However, costs associated with the change in the Company's management and Board of Directors in August 2004, including the resignation of the Company's former Chief Executive Officer, and related legal expenses had an unfavorable impact on the Company's results of operations for the three and six months ended September 30, 2004.

The Aviation division represents 62% of the Company's total revenue and Delta, at annual billings of approximately $13,000,000, is the largest customer of the Aviation division at approximately 26% of the Aviation division's and 16% of the Company's total revenue. In recent months, Delta has threatened filing for bankruptcy. In the event of a bankruptcy filing by Delta, management would expect an adverse impact on earnings of between $.4 and $1.6 million. However, due to the existing limitations under the CIT credit line, discussed below, the Company is restricted from borrowing against Delta's accounts receivable. In the event of a bankruptcy by another airline customer earnings would be adversely affected to the extent of the accounts receivable with such airline. Liquidity would also be affected, but to a limited extent due to existing limitations under the CIT credit line.

The Company is concerned about the possibility of Delta filing for bankruptcy, and to reduce exposure to such bankruptcy filing, management proposed and Delta accepted during the first quarter of fiscal 2005 a 3% term discount on invoices paid by Delta within 10 days. The 3% term discount has negatively impacted the Company's results of operations. In the event of a Delta bankruptcy, payments received in the 90 days prior to Delta's filing for bankruptcy may be alleged preferential payments under the federal bankruptcy rules and a demand could be made on the Company to return some or all of the payments made by Delta within such 90-day period. CIT has established specific reserves for all Delta, US Air and ATA Airlines accounts receivable; United Airline accounts receivable in excess of $350,000; Northwest Airlines accounts receivable in excess of $550,000; and an additional general airline reserve of $1,000,000 thereby reducing the Company's current cash availability for borrowing by approximately $2,400,000. As of the close of business, November 5, 2004, the Company's cash availability was approximately $1,800,000 which is believed to be sufficient to meet its needs for the foreseeable future barring increased reserves imposed by CIT.

Management is currently evaluating potential additional sources of capital to strengthen the Company's balance sheet and improve cash availability.

Reliance's sale of its securities in the Company makes the Company eligible to bid on certain federal privatization contracts for the provision of security services in the airline industry. No such contracts have, to management's knowledge, been bid to date. However, the Company is positioned to actively pursue such opportunities.

Forward Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-Q and in particular those under the heading "Outlook," contain forward-looking statements. These are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates, management's beliefs, and assumptions made by management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. While management believes these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the industries in which the Company operates. Future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

CIT Default/Airline Industry Concerns/Potential for Insolvency

In the event CIT terminates the Company's revolving loan (see, Liquidity and Capital Resources - CIT Revolving Loan, above) the Company's access to working capital would be eliminated and would likely result in the Company's insolvency. Several of the Company's aviation clients filed for bankruptcy protection during fiscal 2003 and 2005. The aviation industry continues to struggle with various challenges including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation clients could have a material adverse impact on the Company's liquidity, results of operations and financial condition. The possibility of a bankruptcy filing by Delta remains high. Certain consequences of such a filing are discussed above in the "Outlook" section.

Increased Legal Expense

Due to the legal proceedings between Mr. Vassell, Reliance, GCM and the Company (as referenced in Part II, Item 1 below), the Company incurred higher than usual costs for the three and six months ended September 30, 2004, including, but not limited to those associated with the defense of legal actions against it by Mr. Vassell and GCM.

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

Competition

The Company's assumptions regarding projected results depend largely upon the Company's ability to retain substantially all of the Company's current clients. Retention is affected by several factors including but not limited to, regulatory limitations, the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, continuity of management and non-management personnel. There are several major national competitors with resources greater than those of the Company which, therefore, have the ability to provide service, cost and compensation incentives to clients and employees which could result in a loss of such clients and/or employees.

Cost Management

The Company's ability to realize expectations will be largely dependent upon management and its ability to maintain margins, which in turn will be determined in large part by management's control over costs and increased pressure on its vendors to cut their costs. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs.

Collection of Accounts Receivable

Management has no definite basis to believe that default in payment of accounts receivable by the Company's aviation and security guard customers or administrative service clients will occur. However, the aviation industry in general and Delta, in particular, pose a high degree of risk. Any such default by one or more significant clients due to bankruptcy or otherwise, would have a material adverse impact on the Company's liquidity, results of operations and financial condition.

Catastrophic Events

The Company is exposed to potential claims for catastrophic events, such as acts of terrorism, based upon allegations that the Company failed to perform its services in accordance with contractual or industry standards. The Company's insurance coverage limits are currently $5,000,000 and $50,000,000 per occurrence for guard and aviation services, respectively. The Company retains the risk for the first $25,000 per claim on the non-aviation related policy and $5,000 on the aviation related policy (except $25,000 for damaged aircraft).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT. Based on the Company's interest rate at September 30, 2004 and average outstanding balances during the three months then ended, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $25,000 over the next six months.

 Item 4.   Controls and Procedures

         As required by Rule 13a-15 under the Exchange Act and as of the fiscal quarter ended September 30, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

       This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board and Chief Financial Officer. Based upon that evaluation, the Company's Chairman of the Board and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. The evaluation concluded further that during the quarter ended September 30, 2004, there were no changes in the Company's internal control over financial reporting or in other factors that have, or are reasonably likely to, materially affect said control.

PART II. Other Information

Item 1.     Legal Proceedings

On May 21, 2004, GCM Securities Partners, LLC ("GCM") purchased from Reliance Security Group, plc ("Reliance") the following securities: (i) 1,617,339 shares of the Company's common stock, (ii) 12,325,.35 shares of the Company's Series A preferred stock (which were converted into 1,232,535 shares of the Company's common stock), (iii) a warrant to acquire 150,000 shares of the Company's common stock at an exercise price of $1.03125 per share and (iv) a warrant to acquire 2,298,092 shares of the Company's common stock at an exercise price of $1.25 per share. At the time of the purchase by GCM, Command's former Chairman, President and CEO, William C. Vassell, had already initiated legal action in the United States District Court, Southern District of New York (Case No. 04 CIV. 2657 (CM) ECF CASE) seeking a determination that Mr. Vassell's right of first refusal under a Shareholders' Agreement between Reliance, Mr. Vassell and Command was violated by Reliance in its offering (and subsequent sale) of the securities to GCM. On June 18, 2004, the United States District Court Judge rejected all of Mr. Vassell's claims, awarded summary judgment declaring GCM the lawful owner of the Command securities purchased from Reliance and ordered that Mr. Vassell and Command be preliminarily and permanently restrained from interfering with the registration of the securities in GCM's name or the exercise by GCM of any rights as the new owner of the securities. Mr. Vassell subsequently filed an appeal of such decision with the United States Court of Appeals for the Second Circuit.

On June 25, 2004, GCM submitted the preferred stock it acquired from Reliance for conversion into 1,232,535 shares of the Company's common stock. The former Board did not permit such conversion, based on its view that the conversion of the preferred stock into common should be construed as a violation of Section 912 of the New York Business Corporation Law ("NY BCL 912"). Shortly thereafter, GCM brought a motion before the same United States District Court asking the court to clarify, enforce or supplement the Court's prior order and direct the Company to issue the common stock upon conversion of the preferred. On July 29, 2004, the court issued an opinion finding that Command's own anti-takeover language contained in Article Ninth of its Certificate of Incorporation constituted an express election by Command not to be governed by NY BCL 912. This decision enjoined Command from preventing the issuance of the 1,232,535 common stock to GCM in conversion of the Series A Preferred Stock. As a result of such decision, the Company directed its transfer agent to issue the 1,232,535 additional common shares to GCM effective as of June 25, 2004.

On October 7, 2004, the Company entered into a Settlement Agreement and Mutual Release with Mr. Vassell. As part of the settlement, all of the foregoing legal proceedings, as well as counterclaims asserted by GCM and Reliance against certain of the Company's former directors, have been dismissed and may not be brought again.

Item 4.  Submission of Matters to a Vote of Security Holders

On August 27, 2004, an annual meeting of the Company's shareholders was held to elect four directors from eight nominees to hold office until the second succeeding annual meeting of the shareholders and until their successors have been elected and qualified. At this meeting, Bruce R. Galloway, Robert S. Ellin, Thomas P. Kikis and Martin R. Wade III were elected as directors.

The votes were cast by the Company's shareholders as follows:

Name                     For           Against       Abstain    Broker Non-Votes
------------------     ----------     --------      -------    -----------------

Bruce R. Galloway      3,777,824                      400
Robert S. Ellin        3,777,424
Thomas P. Kikis        3,776,774
Martin R. Wade III     3,754,789                    4,400

Item 5.   Other Information

On September 10, 2004, Peter Kikis was elected to the board of directors of the Company. Mr. Kikis is the father of Thomas Kikis who is a member of the Company's board of directors. Peter Kikis served as a member of the Company's board of directors from February 1995 to November 2000. Mr. Kikis, age 82, has served as President of Spencer Management Corporation, a real estate investment company, since 1950 and was a former Principal and Chairman of the Board of McRoberts Protective Agency from 1974 to 1992.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

            Exhibit 10.42 Employment Agreement dated March 1, 2003, between the Registrant and Martin C. Blake, Jr.

            Exhibit 10.43 Employment Agreement, Amendment One dated March 31, 2004, between the Registrant and Martin C. Blake, Jr.

            Exhibit 31.1 Certification of Bruce Galloway pursuant to Rule 13(a)
            - 14(a) of the Securities Exchange Act of 1934.

            Exhibit 31.2 Certification of Barry I. Regenstein pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934.

            Exhibit 32.1 Certification of Bruce Galloway pursuant to 18 U.S.C
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2 Certification of Barry I. Regenstein pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K during the quarter ended September 30, 2004

            A Form 8-K was furnished on April 9, 2004 which reported events under Item 5.

            A Form 8-K was furnished on April 16, 2004 which reported events under Item 7.

            A Form 8-K was furnished on April 19, 2004 which reported events under Item 7.

            A Form 8-K was furnished on June 2, 2004 which reported events under
            Item 7.

            A Form 8-K was furnished on June 10, 2004 which reported events under Item 7.

            A Form 8-K was furnished on June 14, 2004 which reported events under Item 5.

            A Form 8-K was furnished on July 2, 2004, under Item 1, relating to the request for the conversion of preferred stock owned by GCM Securities Partners, LLC ("GCM") into shares of the registrant's common stock.

            A Form 8-K was furnished on August 4, 2004, under Item 5, relating to the conversion of preferred stock owned by GCM into shares of the registrant's common stock.

            A Form 8-K was furnished on August 31, 2004, under Items 5.02, 8.01 and 9.01, relating to the resignation and election of members from the registrant's board of directors, hiring of a Chief Operating Officer and press release setting forth such changes.

            A Form 8-K was furnished on September 2, 2004, under Item 8.01, relating to the registrant's receiving notice of a lawsuit filed against it by the registrant's Chief Executive Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date:  November 10, 2004        By: /s/ Barry I.Regenstein
       -----------------           ---------------------------------------------
                                Barry I. Regenstein
                                Principal Executive  and  Principal
                                Financial Officer