Form 10-Q
period 2004-12-31
COMMAND SECURITY CORP
filed 2005-02-10
CIK 864509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2004
                                 ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                              ---------   --------------------------------------

                         Commission file number 0-18684

                          Command Security Corporation
             (Exact name of registrant as specified in its charter)

                  New York                                                      14-1626307
---------------------------------------------                      ------------------------------------
(State or other jurisdiction of incorporation                      (I.R.S. Employer Identification No.)
             or organization)

 Lexington Park, LaGrangeville, New York                                 12540
--------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code      (845) 454-3703
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

Yes  |_|       No  |X|

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,669,878 (as of February 4, 2005).

                          COMMAND SECURITY CORPORATION

                                      INDEX

PART I.         FINANCIAL INFORMATION                                  Page No.
                ---------------------                                  --------

Item 1.   Financial Statements
          Condensed Statements of Operations -
          three and nine months ended December 31, 2004
          and 2003 (unaudited)                                             3

          Condensed Balance Sheets -
          December 31, 2004 and March 31, 2004
          (unaudited)                                                      4

          Condensed Statements of Stockholders' Equity - nine
          months ended December 31, 2004 and 2003
          (unaudited)                                                      5

          Condensed Statements of Cash Flows - nine months ended
          December 31, 2004 and 2003
          (unaudited)                                                    6-7

          Notes to Condensed Financial Statements                        8-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11-18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       19

Item 4.   Controls and Procedures                                          19

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 20

Signatures                                                                 21
----------

Exhibit 31.1      Certification of Barry I. Regenstein                     22
Exhibit 31.2      Certification of Barry I. Regenstein                     23
Exhibit 32.1      ss.1350 Certification of Barry I. Regenstein             24
Exhibit 32.2      ss.1350 Certification of Barry I. Regenstein             25

Part I.  Financial Information

Item 1.  Financial Statements

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                       ----------------------------    ----------------------------
                                                       December 31     December 31   December 31        December 31
                                                           2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------
Revenues                                               $ 20,257,624    $ 20,609,953    $ 59,881,542    $ 56,167,214

Cost of revenues                                         17,436,499      17,808,982      51,747,577      47,617,779
                                                       ------------    ------------    ------------    ------------

Gross profit                                              2,821,125       2,800,971       8,133,965       8,549,435
                                                       ------------    ------------    ------------    ------------

Operating expenses
  General and administrative                              2,354,772       2,739,382       8,049,246       8,066,970
  Provision for doubtful accounts, net                      172,494         (87,621)        146,231         (25,557)
                                                       ------------    ------------    ------------    ------------
                                                          2,527,266       2,651,761       8,195,477       8,041,413
                                                       ------------    ------------    ------------    ------------

Operating income (loss)                                     293,859         149,210         (61,512)        508,022

Interest income                                              23,542          27,721          61,924          69,053
Interest expense                                           (136,972)       (141,175)       (356,014)       (361,201)
Equipment dispositions                                        3,568             150         (13,311)          9,716
                                                       ------------    ------------    ------------    ------------
Income (loss) before income taxes                           183,997          35,906        (368,913)        225,590
Provision for income taxes                                       --         (10,772)             --         (88,226)

Net income (loss)                                           183,997          25,134        (368,913)        137,364

Preferred stock dividends                                        --         (40,673)        (38,413)       (122,021)
                                                       ------------    ------------    ------------    ------------

Net income (loss) applicable to
 common stockholders                                   $    183,997    $    (15,539)   $   (407,326)   $     15,343
                                                       ============    ============    ============    ============

Net income (loss) per common share
Basic                                                  $        .02    $       0.00    $       (.06)   $       0.00
                                                       ============    ============    ============    ============
Diluted                                                $        .02    $       n/a     $        n/a    $       0.00
                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding
Basic                                                     7,603,211       6,287,343       7,164,200       6,287,343
                                                       ============    ============    ============    ============
Diluted                                                   7,723,409         n/a              n/a          6,333,565
                                                       ============    ============    ============    ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS
------

                                                               December 31,      March 31,
                                                                  2004            2004
                                                              ------------    ------------
 Current assets:

 Cash and cash equivalents                                    $    163,709    $     10,301
  Accounts receivable, net of allowance for
   doubtful accounts of $190,845 and $361,865, respectively     12,322,087      16,078,250
  Accounts receivable, net of allowance for
   billing adjustments of $965,374                                      --       1,965,006
  Prepaid expenses                                                 977,297         936,454
 Other receivables                                               1,934,834         369,058
                                                              ------------    ------------
    Total current assets                                        15,397,927      19,359,069
                                                              ------------    ------------

  Furniture and equipment at cost, net                             475,615         645,592
                                                              ------------    ------------

Other assets:
  Intangible assets, net                                           198,226         270,217
  Restricted cash                                                   71,640         107,676
  Other receivables                                                 39,348       1,252,993
  Other assets                                                     309,284         291,862
                                                              ------------    ------------
     Total other assets                                            618,498       1,922,748
                                                              ------------    ------------

        Total assets                                          $ 16,492,040    $ 21,927,409
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Checks issued in advance of deposits                        $  1,784,901    $    566,611
  Current maturities of long-term debt                              29,356         361,540
  Current maturities of obligations under capital leases            26,474          66,270
  Short-term borrowings                                          2,837,633       9,091,628
  Accounts payable                                                 481,560         771,042
  Due to service companies                                          87,887         248,205
 Preferred dividends payable                                            --          40,674
  Accrued expenses and other liabilities                         6,510,622       5,664,021
                                                              ------------    ------------
     Total current liabilities                                  11,758,433      16,809,991

Insurance reserves                                                 397,881         402,290
Long-term debt, due after one year                                  47,932         153,882
Obligations under capital leases, due after one year                46,725          67,538
                                                              ------------    ------------
    Total liabilities                                           12,250,971      17,433,701
                                                              ------------    ------------

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                           --       2,033,682
  Common stock, $.0001 par value                                       767             629
  Additional paid-in capital                                    10,158,993       8,009,175
  Accumulated deficit                                           (5,918,691)     (5,549,778)
                                                              ------------    ------------
    Total stockholders' equity                                   4,241,069       4,493,708
                                                              ------------    ------------
      Total liabilities and stockholders' equity              $ 16,492,040    $ 21,927,409
                                                              ============    ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                               Additional
                                   Preferred      Common        Paid-In    Accumulated
                                    Stock         Stock         Capital      Deficit
                                 -----------    -----------   -----------   -----------

Balance at March 31, 2003        $ 2,033,682    $       629   $ 8,171,870   $(5,239,370)

Preferred stock dividends                                        (122,021)

Net income - nine months ended
 December 31, 2003                                                              137,364
                                 -----------    -----------   -----------   -----------

 Balance at December 31, 2003      2,033,682            629     8,049,849    (5,102,006)

Preferred stock dividends                                         (40,674)

Net loss - three months ended
  March 31, 2004                                                               (447,772)
                                 -----------    -----------   -----------   -----------

Balance at March 31, 2004          2,033,682            629     8,009,175    (5,549,778)

Preferred stock dividends                                         (38,413)

Preferred stock conversion        (2,033,682)           123     2,033,559

Warrants exercised                                       15       154,672

Net loss - nine months ended
  December 31, 2004                                                            (368,913)
                                 -----------    -----------   -----------   -----------

Balance at December 31, 2004     $        --    $       767   $10,158,993   $(5,918,691)
                                 ===========    ===========   ===========   ===========

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                ------------------------------
                                                                 December 31,     December 31,
                                                                     2004             2003
                                                                -------------    -------------
Cash flow from operating activities:
  Net income (loss)                                             $    (368,913)   $     137,364
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation and amortization                                      307,693          367,209
   Provision for doubtful accounts, net                               146,231          (25,557)
   Loss (gain) on equipment dispositions                               13,311           (9,716)
   Insurance reserves                                                  (1,880)         (34,415)
   Decrease (increase) in receivables, prepaid expenses
    and other current assets                                        6,054,411         (460,166)
   Increase in accounts payable and other current liabilities         394,272          446,953
                                                                -------------    -------------
     Net cash provided by operating activities                      6,545,125          421,672
                                                                -------------    -------------

Cash flows from investing activities:
  Purchases of equipment                                              (35,570)         (29,406)
  Proceeds from sale of equipment                                      10,350           12,514
  Principal collections on notes receivable                            70,900           37,825
                                                                -------------    -------------
     Net cash provided by investing activities                         45,680           20,933
                                                                -------------    -------------

Cash flows from financing activities:
  Net (repayments) advances on line-of-credit                      (6,561,820)       1,035,954
  Increase (decrease) in checks issued in advance of deposits       1,218,290         (279,213)
  Debt issuance costs                                                      --         (315,488)
  Proceeds from warrant exercises                                     154,687               --
  Principal payments on other borrowings                           (1,108,858)        (715,036)
  Principal payments on capital lease obligations                     (60,609)         (46,800)
  Payment of preferred stock dividends                                (79,087)        (122,022)
                                                                -------------    -------------
     Net cash used in financing activities                         (6,437,397)        (442,605)
                                                                -------------    -------------

Net change in cash and cash equivalents                               153,408               --

Cash and cash equivalents, at beginning of period                      10,301               --
                                                                -------------    -------------

Cash and cash equivalents, at end of period                     $     163,709    $          --
                                                                =============    =============

     See accompanying notes to condensed financial statements.       (Continued)

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information

 Cash paid during the nine months ended December 31 for:                  2 0 0 4        2 0 0 3
                                                                          -------        --------
 Interest                                                                $356,901        $361,201
 Income taxes                                                              43,328         203,063

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the nine months ended December 31, 2004, the Company purchased transportation equipment with direct installment financing of $53,816. This amount has been excluded from the purchases of equipment and proceeds from long-term debt on the condensed statements of cash flows.

The Company may obtain short-term financing to meet its insurance needs. For the nine months ended December 31, 2004 and 2003, $924,733 and $910,104, respectively, were borrowed for this purpose. These borrowings have been excluded from the condensed statements of cash flows.

During the nine months ended December 31, 2004, the holder of 12,325.35 shares of the Company's Series A convertible preferred stock converted such shares into 1,232,535 shares of common stock. The debit to preferred stock of $2,033,682 and credits to common stock of $123 and additional paid-in capital of $2,033,559 have been excluded in the condensed statements of cash flows.

For the nine months ended December 31, 2004 and 2003, the Company accrued dividends of $38,413 and $122,021, respectively, on its Series A convertible preferred stock. These charges to additional paid-in capital and credits to dividends payable have been excluded in the condensed statements of cash flows.

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

           The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the fiscal year ended March 31, 2004.

           The financial statements for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows at December 31, 2004, and for the period then ended. Except for provisions in connection with the change in the Company's management and Board of Directors in August 2004, including the resignation of the Company's former Chief Executive Officer, and related legal expenses, all such adjustments are of a normal recurring nature.

1.) Short-Term Borrowings:
       In December 2003, the Company entered into a three year agreement with CIT Group/Business Credit, Inc. ("CIT") under a loan and security agreement (the "Agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the Agreement, but in no event in excess of $15,000,000.

       The Company relies on its revolving loan from CIT for its operating and working capital. The loan contains a fixed charge covenant and various other financial and non-financial covenants. At December 31, 2004, the Company had used $2,236,204 of this line, representing approximately 35% of its maximum borrowing capacity. Interest is payable at the prime rate, as defined, plus 1.25% per annum on the greater of : (i) $5,000,000 or
       (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during a month. In September 2004, the Company received a Notice of Default/Reservation of Rights letter from its lender CIT. This letter notified management that effective September 1, 2004 a default rate of interest of an additional 2% over the bank rate of interest, as defined, would be charged on any obligations under the financing agreement with CIT (8.50% at December 31, 2004). The line is collateralized by customer accounts receivable and substantially all other assets of the Company (see Note 8).

2.) Accrued Expenses and Other Liabilities:
        Accrued expenses and other liabilities consist of the following:
March 31,
                                        December 31,
                                      2004         2004
                                   ----------   ----------
    Payroll and related expenses   $1,853,387   $3,327,520
    Insurance                       1,719,091    1,495,987
    Customer prepayments, net       2,449,318           --
    Other                             488,826      840,514
                                   ----------   ----------

Total                              $6,510,622   $5,664,021
                                   ==========   ==========

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

3.)  Insurance Reserves:
       The Company has an insurance policy covering workers' compensation claims in states that the Company performs services. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $2,540,366 and $2,713,862, for the nine months ended December 31, 2004 and 2003, respectively.

       The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. On the aviation related business, as of October 1, 2002, the Company acquired a policy with a $25,000,000 limit per occurrence. From October 17, 2003 to October 17, 2004, the Company had an excess general liability insurance policy covering aviation claims for an additional $25,000,000 in the aggregate. As of October 1, 2004, the Company acquired a policy with a $30,000,000 limit per occurrence. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair operations and $5,000 on the aviation related policy except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

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

4.)   Preferred Stock:
        The Company had issued and outstanding 12,325 shares of Series A preferred stock. The holders of Series A preferred stock were entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly. As of June 25, 2004, the preferred stock was converted into 1,232,535 shares of common stock.

5.)  Common Stock:
        During the current quarter, the Company issued 150,000 shares of common stock upon the exercise of warrants to purchase common stock at an exercise price of $1.03125 per share. The proceeds from such exercise of $154,687 were included in common stock and additional paid-in capital at December 31, 2004.

6.) Net Income/(Loss) per Common Share:
       Under the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the three months ended December 31, 2004 and the nine months ended December 31, 2003, because of the effect of the assumed issuance of common shares would have if the outstanding stock options and warrants were executed. No diluted earnings (loss) per share are presented for the nine months ended December 31, 2004 and three months ended December 31, 2003, because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding was antidilutive.

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

       For the nine months ended December 31, 2004, the basic weighted average number of common shares outstanding includes the weighted average of 6,287,343 shares of common stock outstanding through June 24, 2004, 7,519,878 shares of common stock outstanding as of June 25, 2004 through November 10, 2004 and 7,669,878 shares of common stock outstanding as of November 11, 2004 through December 31, 2004. An additional 1,232,535 shares of common stock were issued by the Company upon the conversion of preferred stock into common stock as of June 25, 2004 and an additional 150,000 shares of common stock were issued by the Company upon the exercise of warrants to purchase common stock as of November 11, 2004.

7.) Contingent Liabilities:
       The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability and worker's compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation and airport wheelchair operations related claims and $5,000 per occurrence on the aviation related claims except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

       The Company has an employment agreement with its Executive Vice President/Chief Operating Officer. The agreement is for a three year period expiring September 2007. The terms of the agreement call for severance payments and specified benefits in the approximate range of $135,000 to $270,000 depending upon the date of and reason for termination.

8.)  Subsequent Events:
       On February 2, 2005, the Company received a Waiver and Amendment letter (the "Waiver") from its lender CIT. The Waiver confirms that (i) the Company's previously reported failure to comply with a fixed charge coverage ratio and a non-financial covenant related to the change in the management and stock ownership of the Company shall not constitute defaults and/or events of default under the Agreement, and (ii) CIT waives any and all rights they may have to accelerate any of the obligations and exercise any other remedies against the Company or the collateral as a result thereof.

       In addition, CIT (i) rescinds and revokes its Notice of Default/Reservation of Rights letter dated September 2, 2004 effective as of February 1, 2005, and (ii) confirms that they will cease charging the default rate of interest effective as of January 1, 2005.

9.)  Reclassifications:
       Certain amounts have been reclassified to conform with the fiscal 2005 presentation. These reclassifications had no impact on the Company's consolidated financial position or results of operations.

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

Results of Operations

Revenues

Revenues decreased $352,329, or 1.7%, for the three months ended December 31, 2004 and increased $3,714,328, or 6.6%, for the nine months ended December 31, 2004, compared with the same periods of the prior year. The increase is primarily due to higher revenues of approximately $7,300,000 during the nine months ended December 31, 2004 in the Aviation division from: (i) a contract with Delta Airlines ("Delta") which commenced in August 2003 and (ii) new airline customers at the Company's existing terminal operations at John F. Kennedy International Airport in New York and Los Angeles International Airport in California. The increase was partially offset by lower revenues of approximately $3,700,000 due to the losses in the prior year of: (i) a wheelchair contract at Los Angeles International Airport; (ii) temporary security guard strike work associated with a California based grocery market chain and (iii) an escort program transporting international passengers without United States visas within terminals at certain of the Company's airport locations. The decrease in revenues for the three months ended December 31, 2004 results from lower revenues of approximately $1,200,000 associated with the loss of temporary security guard strike work as described above. The decrease was partially offset by increased revenues of approximately $700,000 associated with the Delta contract noted above.

Gross Profit

Gross profit increased by $20,154, or .7%, for the three months ended December 31, 2004 and decreased $415,470, or 4.9%, for the nine months ended December 31, 2004, compared with the same periods of the prior year. The increase for the three months ended December 31, 2004 is due mainly to the absence of additional workers' compensation costs incurred in the prior year period associated with a serious accident suffered by an employee. The increase was partially offset by the loss in the prior year of temporary security guard strike work with a California based grocery market chain. The decrease for the nine months ended December 31, 2004 was primarily due to: (i) the loss of temporary security guard strike work as described above, (ii) higher state unemployment insurance rates as a result of layoffs of personnel in 2003 due to the federalization of aviation pre-board screening services, (iii) term discounts with airline customers for prompt payment of accounts receivable and (iv) loss of the wheelchair and escort program contracts noted above.

General and Administrative Expenses

General and administrative expenses decreased by $384,610, or 14.0%, for the three months ended December 31, 2004 and were comparable for the nine months ended December 31, 2004 compared with the same periods of the prior year. The decrease was primarily due to lower (i) payroll and related costs and (ii) professional fees.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $260,115 and $171,788 for the three and nine months ended December 31, 2004, respectively, compared with the same periods of the prior year. The increases were primarily due to a $150,000 charge in October 2004 associated with ATA Airlines filing for protection under Chapter 11 of the U.S. Bankruptcy Code and the effect of benefits recorded in the prior year periods associated with estimated recoveries on bankrupt customers' receivables.

Management periodically evaluates the requirement for providing for credit losses on its accounts receivable. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, creditworthiness of the customer, prior payment performance, age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will increase in future periods nor is it believed by management that the increase during the nine months ended December 31, 2004 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents financing income from the Company's service agreement customers for the three and nine months ended December 31, 2004 was comparable with the same periods of the prior year.

Interest Expense

Interest expense for the three and nine months ended December 31, 2004 was comparable with the same periods of the prior year as higher interest rates were offset by lower weighted average outstanding borrowings.

Equipment Dispositions

The loss on equipment dispositions of $13,311 for the nine months ended December 31, 2004, was due mainly to the sale of a Company vehicle to its former Chief Financial Officer as provided for in his Employment Agreement with the Company. Equipment dispositions are a result of vehicles, office equipment and security equipment sold at prices above or below book value.

Liquidity and Capital Resources

The Company pays employees and administrative service clients on a weekly basis, while customers pay for services generally within 51 days after billing by the Company. In order to fund payroll and operations, the Company maintains a commercial revolving loan arrangement, currently with CIT.

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

At December 31, 2004, the Company had borrowed $2,236,204 representing approximately 35% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the Agreement. However, as the business grows and produces new receivables, up to $12,763,796 could additionally be available to borrow under the Agreement.

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

In September 2004, the Company received a Notice of Default/Reservation of Rights letter from its lender CIT (the "Letter"). The Letter notified management that the Company was not in compliance with the fixed charge covenant for the month of July 2004 and was also in violation of a non-financial covenant since Mr. Vassell was no longer Chairman of the Board of Directors and Chief Executive Officer of the Company. Further, the Letter advised that CIT was not at this time terminating the Agreement but was notifying management that: (i) such defaults and/or events of defaults (the "Defaults") exist, (ii) CIT at this time did not intend to waive the Defaults, (iii) the Company inform CIT of actions taken or to be taken to remedy the Defaults, (iv) effective September 1, 2004 a default rate of interest of 2% over the bank rate of interest, as defined, would be charged on all obligations under the Agreement and (v) all future loans, advances and other extensions of credit under the Agreement will be at CIT's sole discretion in accordance with the provisions thereof.

On February 2, 2005, the Company received a Waiver and Amendment letter (the "Waiver") from CIT. The Waiver confirms that (i) the Company's previously reported failure to comply with a fixed charge coverage ratio and a non-financed covenant related to the change in management and stock ownership of the Company shall not constitute defaults and/or events of default under the Agreement, and
(ii) CIT waives any and all rights they may have to accelerate any of the obligations and exercise any other remedies against the Company or the collateral as a result thereof.

In addition, CIT (i) rescinded and revoked the Letter effective as of February 1, 2005 and (ii) confirmed that they will cease charging the default rate of interest effective as of January 1, 2005.

Other Credit

During September 2003, the Company signed a note related to a settlement with the Office of General Services in the amount of $527,000. The note calls for twenty-one monthly payments in the amount of $27,217 including interest at 9% per annum. On December 29, 2004, the Company paid the remaining outstanding balance of $210,568 on such note.

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

During the current quarter, the Company issued 150,000 shares of common stock upon the exercise of warrants to purchase common stock at an exercise price of $1.03125 per share. The proceeds from such exercise of $154,687 were included in common stock and additional paid-in capital at December 31, 2004.

Working Capital

Working capital increased by $1,090,416 to $3,639,494 as of December 31, 2004, from $2,549,078 as of March 31, 2004 primarily due to end of quarter timing factors for accrued payroll and decreased accruals for unemployment taxes.

The Company experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,784,901 as of December 31, 2004, compared with $566,611 at March 31, 2004. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

Financial Results

Future revenue will be largely dependent upon the Company's ability to gain additional revenue in the Guard and Aviation divisions at acceptable margins while minimizing terminations of existing clients. The revenue of the Guard division has stabilized over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while branch manager's work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by the Company. Recently, the Company's Aviation division has been successful in obtaining two new service contracts, one of which represents a new airport location for such division, commencing in the first quarter of calendar 2005.

The Company is continuing its attempts to secure contracts from the Department of Homeland Security and other government departments. The Company believes this to be an area of opportunity over the next few years, given the heightened focus on security in the United States.

Gross profit margins decreased during the nine months ended December 31, 2004 to 13.6% of revenue compared with an average gross profit margin of 14.4% for the fiscal year ended March 31, 2004 primarily due to: (i) the loss of temporary security guard strike work with a California based grocery market chain, (ii) higher state unemployment insurance rates as a result of layoffs due to the federalization of pre-board screening, (iii) term discounts with airline customers for prompt payment of accounts receivable and (iv) lost contracts for a wheelchair operation at Los Angeles International Airport and an escort program transporting international passengers without United States visas within terminals at certain of the Company's airport locations. The Company's gross profit margin increased to 13.9% of revenue for the quarter ended December 31, 2004 compared with 13.6% of revenue for the same period of the previous year. The Company expects gross profit margins to average approximately 13.5% of revenue for fiscal year 2005. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of the Company's cost structures and workers' compensation experience ratings.

A cost reduction program was instituted in October 2004 which is expected to reduce the Company's general and administrative expenses for both the remainder of fiscal 2005 and future periods. Additional cost reduction opportunities are being pursued as they are determined. However, costs associated with the change in the Company's management and Board of Directors in August 2004, including the resignation of the Company's former Chief Executive Officer, and related legal expenses had an unfavorable impact on the Company's results of operations for the nine months ended December 31, 2004.

The Aviation division represents approximately 62% of the Company's total revenue and Delta, at annual billings of approximately $13,000,000, is the largest customer of the Aviation division at approximately 26% of the Aviation division's and 16% of the Company's total revenue. Due to the existing limitations under the CIT credit line, discussed below, the Company is restricted from borrowing against Delta's accounts receivable. In the event of a bankruptcy by Delta or another airline customer earnings would be adversely affected to the extent of the accounts receivable with such airline. Liquidity would also be affected, but to a limited extent due to existing limitations under the CIT credit line.

The Company is concerned about the possibility of Delta filing for bankruptcy, and to reduce exposure to such bankruptcy filing, management proposed and Delta accepted during October 2004 an amendment to their contract whereby Delta shall pay the Company by electronic funds transfer in advance without invoice on the last day of the month preceding the month in which services will be performed at applicable airport locations, as defined. Such services with Delta are subject to a 3% term discount. In the event of a Delta bankruptcy, payments received in the 90 days prior to Delta's filing for bankruptcy may be alleged preferential payments under the federal bankruptcy rules and a demand could be made on the Company to return some or all of the payments made by Delta within such 90-day period. CIT has established specific reserves for all Delta, US Air and ATA Airlines accounts receivable; United Airline accounts receivable in excess of $350,000; Northwest Airlines accounts receivable in excess of $550,000; and an additional general airline reserve of $1,000,000 thereby reducing the Company's current cash availability for borrowing by approximately $1,300,000. As of the close of business, February 4, 2005, the Company's cash availability was approximately $2,700,000 which is believed to be sufficient to meet its needs for the foreseeable future barring increased reserves imposed by CIT.

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

CIT Default/Airline Industry Concerns/Potential for Insolvency

In the event CIT terminates the Company's revolving loan (see, Liquidity and Capital Resources - CIT Revolving Loan, above) the Company's access to working capital would be eliminated and would likely result in the Company's insolvency. Several of the Company's aviation clients filed for bankruptcy protection during fiscal 2003 and 2005. The aviation industry continues to struggle with various challenges including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation clients could have a material adverse impact on the Company's liquidity, results of operations and financial condition. The possibility of a bankruptcy filing by Delta remains. Certain consequences of such a filing are discussed above in the "Outlook" section.

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

Catastrophic Events

The Company is exposed to potential claims for catastrophic events, such as acts of terrorism, or based upon allegations that the Company failed to perform its services in accordance with contractual or industry standards. The Company's insurance coverage limits are currently $5,000,000 and $30,000,000 per occurrence for guard and aviation services, respectively. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair operations and $5,000 on the aviation related policy (except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations). The Terrorism Risk Insurance Act of 2002 established a program within the United States Department of the Treasury, under which the federal government shares, with the insurance industry, the risk of loss from future "acts of terrorism," as defined in the Act. The Company does not currently maintain additional insurance coverage for losses arising from "acts of terrorism".

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

       The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT. Based on the Company's average outstanding balances during the three months ended December 31, 2004, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $25,000 over the next six months.

 Item 4.   Controls and Procedures

         As required by Rule 13a-15 under the Exchange Act and as of the fiscal quarter ended December 31, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

       This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Operating and Chief Financial Officer. Based upon that evaluation, the Company's Chief Operating and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. The evaluation concluded further that during the quarter ended December 31, 2004, there were no changes in the Company's internal control over financial reporting or in other factors that have, or are reasonably likely to, materially affect said control.

PART II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

            Exhibit 31.1 Certification of Barry I. Regenstein pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934.

            Exhibit 31.2 Certification of Barry I. Regenstein pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934.

            Exhibit 32.1 Certification of Barry I. Regenstein pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2 Certification of Barry I. Regenstein pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports on Form 8-K during the quarter ended December 31, 2004

            A Form 8-K was furnished on October 8, 2004, under Items 5.02 and 9.01, relating to the resignation of the Chief Executive and Chief Financial Officers of the registrant, appointment of a new Chief Financial Officer, appointment of a member to the registrant's board of directors and press release setting forth such changes.

            A Form 8-K was furnished on December 15, 2004, under Items 5.02 and 9.01, relating to the registrant's finalization of an employment agreement with its Executive Vice President and Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date:  February 10, 2005      By: /s/ Barry I. Regenstein
       -----------------          --------------------------------------------
                                 Barry I. Regenstein
                                 Principal Executive and Principal Financial
                                 Officer