Form 10-K
period 2005-03-31
COMMAND SECURITY CORP
filed 2005-06-29
CIK 864509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission File Number 0-18684

                          COMMAND SECURITY CORPORATION
             (Exact name of registrant as specified in its charter)


              New York                                  14-1626307
  (State or other  jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


   Lexington Park, Lagrangeville, New York                      12540
   (Address of Principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (845) 454-3703

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

The aggregate market value of common stock held by non-affiliates of the registrant as of June 22, 2005 was approximately $7,861,327.

As of June 22, 2005, the registrant had issued and outstanding 7,779,878 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of March 31, 2005, are incorporated by reference into Part III.

                          Command Security Corporation

                           Annual Report on Form 10-K
                    For the Fiscal Year Ended March 31, 2005

                                TABLE OF CONTENTS

                                     PART I

1.    Business

2.    Properties

3.    Legal Proceedings

4.    Submission of Matters to a Vote of Security Holders


                                     PART II

5.    Market for the Registrant's Common Equity and Related Stockholder Matters

6.    Selected Financial Data

7. Management's Discussion and Analysis of Financial Condition and Results of Operations

7A.   Quantitative and Qualitative Disclosures About Market Risk

8.    Financial Statements and Supplementary Data

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

9a.   Controls and Procedures


                                    PART III

10.   Directors and Executive Officers of the Registrant

11.   Executive Compensation

12.   Security Ownership of Certain Beneficial Owners and Management

13.   Certain Relationships and Related Transactions

14.   Principal Accountant Fees and Services


                                     PART IV

15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

ITEM  1. BUSINESS

General

Command Security Corporation (the "Company") principally provides uniformed guard, aviation and support security services to commercial, financial, industrial, aviation and governmental clients in the United States from its 28 operating offices in California, Connecticut, Delaware, Florida, Illinois, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon and Pennsylvania.

The Company operates as a provider of security services to a wide range of clients that the Company has categorized into three groups; guard services, aviation services and support services. The latter includes services provided to security services firms under administrative service agreements and back office support services provided to police departments.

The guard services division provides its services to governmental, quasi-governmental, health, educational and financial institutions, residential and commercial property management, and industrial, distribution, logistics and retail clients. Guard services generated approximately $28.9 million, or 36.2%, of the Company's revenues for the fiscal year ended March 31, 2005. Guard services include providing armed and unarmed uniformed security personnel for access control, mobile patrols, traffic control, security console/system operators, fire safety directors, communication, reception, concierge and front desk/doorman operations.

The aviation services division provides its services to airlines, airports, airport authorities and the general aviation community. Aviation services generated approximately $50.5 million, or 63.3%, of the Company's revenues for the fiscal year ended March 31, 2005. Aviation services include providing uniformed guard services to airport and airport-related clients, including document verifiers, skycaps, wheelchair escorts, general security and baggage handling services.

The support services division provides its services to security services firms and police departments. Support services generated approximately $.3 million, or ..4%, of the Company's revenues for the fiscal year ended March 31, 2005 and encompass back office support to three police departments and two administrative service clients.

Operations

As a licensed watch guard and patrol agency, the Company's guard services division furnishes guards to its security service customers to protect people or property and to prevent the theft of property. In this regard, the Company principally conducts business by providing guards and other personnel who are, depending on the particular requirements of the customer, uniformed or plain-clothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts such as fire stations, reception areas or video monitors. The Company's guards maintain contact with headquarters or supervisors via car radio, hand-held radios or cell phones. In addition to the more traditional tasks associated with access control and theft prevention, guards respond to emergency situations and report to appropriate authorities for fires, natural disasters, work accidents and medical crises.

The Company provides guard services to many of its industrial, commercial and residential property management customers on a 24-hour basis, 365 days per year. For these customers, guards are on hand to provide plant security, access control, personnel security checks and traffic and parking control and to protect against fire, theft, sabotage and safety hazards. Our remaining customers include retail establishments, hospitals and governmental units. The services provided to these customers may require armed as well as unarmed guards. The Company also provides specialized vehicle patrol and inspection services and personal protection services to key executives and high profile personalities from time to time.

The Company's aviation services division provides a variety of uniformed services for domestic and international air carriers, including aircraft security, access control, wheelchair escorts, skycaps, baggage handlers and uniformed guards for cargo security areas. In November 2001, the U.S. Government made the decision to federalize the pre-board screening process at airport locations in the United States and in February 2002, the Federal Aviation Administration (the "FAA") took over responsibility for managing the contracts with security services providers, including the Company. Completion of the federalization process was achieved by the U.S. Government set deadline of November 2002. The termination of the Company's contract for pre-board screening at five airport locations in the United States has had a significant adverse impact on the revenues and earnings of the Company's aviation services division. Subsequently, the Company has replaced a portion of the lost revenue with alternative services to the airline industry, such as document verification and screened baggage services and has since secured work at four new airport locations - San Jose (California), Portland (Maine), Baltimore-Washington (Maryland) and Portland (Oregon).

The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. On the aviation related business, the Company currently has a policy with a $30,000,000 limit per occurrence. The
Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair operations and $5,000 on the aviation related policy except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations.

To ensure that adequate protection requirements have been established prior to commencing service to a customer, the Company evaluates the customer's site and prepares a recommendation for any required changes to existing security programs or services. Surveys typically include an examination and evaluation of perimeter controls, lighting, personnel and vehicle identification and control, visitor controls, electronic alarm reporting systems, safety and emergency procedures, key controls and security force manning levels. While surveys and recommendations are prepared by the Company, the security plan and coverage requirements are determined by the customer. Operational procedures and individual post orders are reviewed and/or rewritten by the Company to meet the requirements of the security plan, and coverage as determined by the customer.

In order to provide a high level of service without incurring large overhead expenses, the Company establishes offices close to its customers and delegates responsibility and decision making to its local managers. The Company's managers each play an important role as highlighted by their responsibility for both service quality and sales. The Company believes that in most situations providing a single individual with responsibility for service quality and sales, results in better supervision, quality control and greater responsiveness to customer needs.

The Company generally renders its security guard services pursuant to a standard form security services agreement which specifies the personnel and/or equipment to be provided by the Company at designated locations and the applicable rates, which typically are hourly rates per person. Rates vary depending on base, overtime and holiday time worked, and the term of engagement. The Company assumes responsibility for a variety of functions, including scheduling for each customer site, paying all guards and providing uniforms, training, equipment, supervision, fringe benefits and workers' compensation insurance. These security services agreements also provide customers with flexibility by permitting reduction or expansion of the guard force on relatively short notice. The Company is responsible for preventing the interruption of security services as a consequence of illness, vacations or resignations. In most cases the customer also agrees not to hire any security personnel used by the Company for at least 180 days after the termination of the engagement. Each security services agreement may be terminated by the customer or the Company, typically with not less than thirty days written notice. In addition, the Company may also terminate an agreement immediately upon default by the customer in payment of monies due thereunder, or if the customer is involved in a bankruptcy or similar event.

The Company has its own proprietary computerized scheduling and information system. The scheduling of guards, while time-consuming, is an important function of any security guard company. Management believes the system substantially reduces the time a manager must spend on scheduling daily guard hours and allows the Company to fulfill customer needs by automatically selecting those guards that fit the customer's requirements.

Employee Recruitment and Training

The Company believes that the quality of its guards is essential to its ability to offer effective and reliable service, and it believes diligence in their selection and training produces the level of performance required to maintain customer satisfaction.

The Company's corporate policy requires that all selected applicants for guard positions undergo a detailed pre-employment interview and a background investigation covering such areas as employment, education, military service, medical history and, subject to applicable state laws, criminal record. In certain cases the Company employs psychological testing. Personnel are selected based upon the Company's evaluation of their physical fitness, maturity, experience, personality, stability and reliability. Medical examinations and substance abuse testing may also be performed. Prerequisites for all Company guards include a good command of the English language and the ability to communicate well and write a comprehensive and complete report. Preference is given to applicants with previous experience, either as a military or a civilian security-police officer.

The Company trains accepted applicants in three phases; pre-assignment, on-the-job and refresher training. Pre-assignment training covers topics such as the duties and powers of a security guard, report preparation, emergency procedures, general orders, regulations, grounds for discharge, uniforms, personal appearance and basic post responsibilities. On-the-job assignment training covers specific duties as required by the post and job orders. Ongoing refresher training is given on a periodic basis as determined by the local area supervisor and manager.

The Company treats all employees and applicants for employment without unlawful discrimination as to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation in all employment-related decisions.

Significant Customers

For the year ended March 31, 2005, Delta Airlines ("Delta") accounted for approximately $12,604,000 of the Company's total revenue.

Several of the Company's aviation clients filed for bankruptcy protection during fiscal 2005 and 2003. The aviation industry continues to struggle with various challenges including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation clients could have a material adverse impact on the Company's liquidity, results of operations and financial condition. The possibility of bankruptcy filings by Delta and Northwest Airlines remain. Certain consequences of such filings are discussed below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the "Outlook" section.

Competition

Competition in the security service business is intense. It is based primarily on price, quality of services provided, scope of services performed, name recognition, recruiting, training and the extent and quality of security guard supervision. As the Company has expanded its operations it has had to compete more frequently against larger national companies, such as Securitas North America, the Wackenhut Corporation, AlliedBarton Security and Guardsmark, LLC, which have substantially greater financial resources, personnel and facilities than the Company. These competitors also offer a range of security and investigative services which are at least as extensive as and directly competitive with, those offered by the Company. In addition, the Company competes with numerous regional and local organizations which offer substantially all of the services provided by the Company. Although management believes that, especially with respect to certain of its markets, the Company enjoys a favorable competitive position because of its emphasis on customer service, supervision and training and is able to compete on the basis of the quality of its service, personal relationships with customers and reputation, there can be no assurance that it will be able to maintain its competitive position in the security industry.

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

In the light of the September 11th tragedy, the U.S. Government passed a bill in November 2001, outlining their proposal to federalize the pre-board screening process at all airport locations within the United States. This process of federalization has been completed, the impact of which is discussed above in "Item 1. Business-Operations." Also see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

The Company has approximately 70 employees indirectly attributable to guard services, including supervisors and dispatchers, 100 administrative employees, including the executive staff, and 3,130 hourly guards.

The Company's business is labor intensive and, as a result, is affected by the availability of qualified personnel and the cost of labor. Although the security guard industry is characterized by high turnover, the Company has not experienced any material difficulty in hiring suitable numbers of qualified security guards, although, when labor has been in short supply, it has been required to pay higher wages and/or incur overtime charges.

Approximately 59% of the Company's employees do not belong to a labor union. Some of the Company's employees in the following locations are members of unions: Chicago and New York City guard offices; and John F. Kennedy, La Guardia, Los Angeles and Philadelphia airport offices. Together, the unionized employees account for approximately 41% of the Company's employees and work under collective bargaining agreements with the following unions: Allied International Union, Allied Services Division of the Transportation Communications International Union and Special & Superior Officers Benevolent Association. Many of the Company's Chicago, Los Angeles and New York City competitors are also unionized. Presently, the Company is negotiating with a Union that wishes to represent the Company's employees at Baltimore-Washington International Airport. The Company has experienced no work stoppages attributable to labor disputes. The Company believes that its relations with its employees are satisfactory. Security guards and other personnel supplied by the Company to its customers are employees of the Company, even though they may be stationed regularly at the customer's business premises.

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

ITEM  2. PROPERTIES

As of March 31, 2005, the Company owned and used in connection with its business approximately 48 vehicles.

As of March 31, 2005, the Company did not own any real property. It occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, of approximately 6,600 square feet with a base annual rental of $105,600 under a five-year lease expiring September 30, 2010. The Company also leases the following offices:

--------------------------------------------------------------------------------

Location
--------------------------------------------------------------------------------
2450 S. Atlantic Blvd.
Suite #207
Commerce, CA


8939 S. Sepulveda Blvd.
Suite #201
Los Angeles, CA


7841 Balboa Avenue
Suite 208
San Diego, CA


San Jose Int'l. Airport
1400 Coleman Ave.
Suites D24 & D25
Santa Clara, CA


1470 Barnum Avenue
Suite 304
Bridgeport, CT


100 Wells St.
#2E
Hartford, CT


2777 Summer Street
Suite 503
Stamford, CT


Suite 208 Wilson Bldg.
3511 Silverside Road
Concord Plaza
Wilmington, DE 19810


4901 N.W. 17th Way
Suite 504
Ft. Lauderdale, FL


800 Virginia Avenue
Suite 53
Ft. Pierce, FL

8181 NW 36th Street
Unit #21-A
Miami, FL


8452 South Stony Island
2nd Floor
Chicago, IL


780 Elkridge Landing Road
Suite 220
Linthicum Heights, MD


21 Cummings Park
Suite 224
Woburn, MA


186 Stafford St
Springfield, MA


2222 Morris Avenue
Union, NJ


52 Oswego Road
Baldwinsville, NY


2144 Doubleday Avenue
Ballston Spa, NY


Laguardia Int'l. Airport
United Hangar #2, Room 328 &329
Flushing, NY


JFK International Airport
175-01 Rockaway Boulevard
Jamaica, NY


17 Battery Place
Suite 223
New York, NY


22 IBM Road
Suite 105
Poughkeepsie, NY

Two Gannett Drive
Suite 208
White Plains, NY


5505 Main Street
Suite 2
Williamsville, NY


700 NE Airport Way
Suite B2420
Portland, OR


29 Bala Avenue
Suite 118
Bala Cynwyd, PA


2 International Plaza
Suite 242
Philadelphia, PA


We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM  3. LEGAL PROCEEDINGS

Except as described below, the Company is not a party to any material pending proceedings, other than ordinary routine litigation incidental to its business.

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

The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability and workers' compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation and airport wheelchair operations related claims and $5,000 per occurrence on the aviation related claims except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

In addition to such cases, the Company has been named as a defendant in several uninsured employment related claims which are currently before various courts, the EEOC or various state and local agencies. The Company has instituted policies to minimize these occurrences and monitor those that do occur. At this time the Company is unable to determine the impact on its financial position and results of operations that these claims may have, should the investigations conclude that they are valid.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended March 31, 2005.

                                     PART II

ITEM  5.  MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
      MATTERS

The Company's stock is quoted on the OTC Bulletin Board Service, under the symbol "CMMD.OB." The Company intends to continue to comply with all capital reporting requirements of the Securities and Exchange Commission.

The following table sets forth, for the calendar periods indicated, the high and low sales price for the Common Stock as reported by the OTC Bulletin Board Service, for each full quarterly period within the two most recent fiscal years.

Last Sales Price Period (1)                  Common stock market price
                                                High         Low
                                                ----         ---
2005
First Quarter                                  $1.69        $1.12
Second Quarter                                  1.70         1.21
Third Quarter                                   1.38         1.05
Fourth Quarter                                  2.20         1.31

2004
First Quarter                                  $1.20        $0.93
Second Quarter                                  1.20         0.90
Third Quarter                                   1.10         0.91
Fourth Quarter                                  1.70         1.02


(1) Reflects fiscal years ended March 31 of the year indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

As of June 3, 2005 there were approximately 210 holders of record of the Company's common stock. The last sales price of the Company's common stock on June 22, 2005 was $1.80.

The Company has never paid cash dividends on its common stock. Payment of dividends on common stock, if any, will be within the discretion of the Company's Board of Directors and will depend, among other factors, on approval of its principal lender, earnings, capital requirements and the operating and financial condition of the Company. At present, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance, in part, the development of its business.

ITEM  6. SELECTED FINANCIAL DATA

The financial data included in this table has been derived from the financial statements as of and for the years ended March 31, 2005, 2004, 2003, 2002, and 2001, which have been audited by independent certified public accountants. The information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements and related notes included in the Report.


                                                                     Statements of Operations Data
                                                                          Years Ended March 31,
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
In $ Thousands                                      2005            2004           2003           2002           2001
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
Revenue                                             79,655          75,905         94,315         84,162         71,595
Gross Profit                                        10,523          10,960         19,558         13,805         11,805
Operating Income (Loss)                               (289)            195          3,266          1,752            328
Net Income (Loss)                                     (390)           (310)         1,327          2,376           (439)
Income (Loss) per common share                        (.06)           (.08)          0.14           0.38          (0.08)
Weighted average number
 of common shares                                7,302,738       6,287,343      6,287,343      6,287,343      6,287,343
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------

All of the above statistics are in $ thousands except for "Income (Loss) per common share" and "Weighted average number of common shares" outstanding which are expressed in $'s and number, respectively.

                                                              Balance Sheet Data At March 31,
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
In $ Thousands                                        2005           2004           2003          2002           2001
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------
Working Capital                                       3,679          2,549          3,591         1,525          1,874
Total Assets                                         20,237         21,927         20,707        26,317         17,991
Short-term debt (1)                                   4,866          9,519          9,248        13,570          8,489
Long-term debt  (2)                                      81            221             88           291          1,801
Stockholders' equity                                  4,409          4,494          4,967         4,087          1,712
------------------------------------------- ---------------- -------------- --------------- ------------- ---------------

(1) The Company's short-term debt includes the current maturities of long-term debt, obligations under capital leases and short term borrowings. See Notes 8, 9 and 17, "Short-Term Borrowings", "Long-Term Debt" and "Lease Commitments", respectively, to the financial statements for further discussion.

(2) The Company's long-term debt includes the long-term portion of obligations under capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements and related notes thereto contained in this report. In this discussion, the words "Company", "we", "our" and "us" refer to Command Security Corporation.

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words "outlook", "intend", "plans", "efforts", "anticipates", "believes", "expects" or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified at the end of this Item 7. The Company's actual results may vary significantly from the results contemplated by these forward looking statements based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets the Company serves.

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

Revenue Recognition

The Company records revenues as services are provided to its customers. Revenues consist primarily of aviation and security guard services which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to other guard companies are calculated as a percentage of the administrative service client's revenue and are recognized when billings for the related guard services are generated.

Trade Receivables

The Company periodically evaluates the requirement for providing for billing adjustments and/or credit losses on its accounts receivable. The Company provides for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and the Company's overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.

Insurance reserves

General liability estimated accrued liabilities are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims, historical trends and data.

Workers' compensation annual premiums are based on the incurred losses as determined at the end of the coverage period, subject to minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles.

Income taxes

Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

OVERVIEW

Command Security Corporation is a provider of uniformed security services from our twenty-eight operating offices in twelve states throughout the United States. The biggest change to our business occurred in fiscal year 2003, with the federalization of pre-board screening services by the U.S. Government at all airports located in the United States. This process was completed in November 2002 and resulted in the loss of significant revenues for the Company's aviation services division. Although the Company partially replaced these lost revenues during fiscal year 2003, war in Iraq, the SARS epidemic and a variety of other factors have adversely affected the airline industry and hence demand for our aviation related services, which currently accounts for approximately 63% of total revenues. In reaction to the many challenges facing the airline industry currently, we have had to cut back our cost base to attempt to remain profitable, including the reduction in our sales force in the guard division. We have complemented the efforts of our sales force with local branch management who have been incentivized to secure new business at stronger margins. We expect that security will continue to be a key area of focus for the U.S. Government and that this will provide opportunities for security companies such as the Company to bid and win profitable Government contracts. However, we cannot assure you as to the level of our success in this regard.

RESULTS OF OPERATIONS

Earnings

The Company reported a net loss for the fiscal year ended March 31, 2005 of $390,255. The loss includes approximately $685,000 of costs incurred by the Company in connection with (i) the change in the Company's management and Board of Directors in August 2004, and related legal fees and (ii) the payment by the Company of certain legal fees and expenses primarily in connection with the conversion of the Company's preferred stock into common stock by certain shareholders.

In fiscal year 2004, the Company suffered a net loss of $310,408. The major factors contributing to this loss were higher workers' compensation insurance costs and State and Federal unemployment insurance rates. The workers' compensation costs increased primarily due to a large claim for a guard who suffered serious injuries working for a client in our Miami office. The higher unemployment insurance rates were caused by the numerous layoffs and terminations due to the federalization of pre-board screening at all airports located in the United States during fiscal year 2003.

Revenues

Revenues for the fiscal year ended March 31, 2005 increased by $3,749,962, or 4.9%, to $79,654,744 from $75,904,782 in fiscal year 2004. The increase is primarily due to higher revenues of approximately $7,500,000 in the aviation division from: (i) a contract with Delta Airlines which commenced in August 2003 and (ii) new airline customers at the Company's existing terminal operations at John F. Kennedy International Airport in New York and Los Angeles International Airport in California. The increase was partially offset by lower revenues of approximately $4,200,000 due to the losses in the prior year of: (i) a wheelchair contract at Los Angeles International Airport; (ii) temporary security guard strike work associated with a California based grocery market chain and (iii) an escort program transporting international passengers without United States visas within terminals at certain of the Company's airport locations.

Revenues for the fiscal year ended March 31, 2004 decreased by $18,409,733, or 19.5%, to $75,904,782 from $94,314,515 for fiscal year 2003. The major component of this decrease was the federalization of pre-board screening at all airports located in the United States in November 2002. These services accounted for approximately $27,322,000 of fiscal year 2003 revenues. Underlying revenues excluding these services increased by approximately $8,912,000, or 13.3%, due primarily to additional revenues from other services provided to the airline industry and an increase of approximately $2,000,000 in guard division services reflecting temporary security guard strike work in California. Guard division revenues decreased by $4,000 to $30,216,000 from $30,220,000 in fiscal year 2003, which reflects termination of lower margin business, partially offset by the temporary higher margin security guard strike work in California which ended in March 2004.

Gross Profit

Gross profit for the fiscal year ended March 31, 2005 decreased by $437,143 to $10,522,526 (13.2% of revenues) from $10,959,669 (14.4% of revenues) for fiscal year 2004. The decrease was due mainly to: (i) the loss of temporary security guard strike work with a California based grocery market chain; (ii) higher state unemployment insurance rates as a result of layoffs of personnel in 2003 due to the federalization of aviation pre-board screening services; (iii) term discounts with airline customers for prompt payment of accounts receivable; (iv) lower gross profit margins on aviation services contracts due to competitive pressures and (v) the loss of the wheelchair and escort program contracts noted above. Partially offsetting these decreases were lower workers' compensation and vehicle related costs.

Gross profit for the fiscal year ended March 31, 2004 decreased by $8,597,987 to $10,959,669 (14.4% of revenues) from $19,557,656 (20.7% of revenues) for fiscal year 2003. It is not practical to ascertain the gross profit performance excluding the FAA revenues for pre-board screening, as several direct costs were shared between FAA and non-FAA continuing services in the aviation division. The overall reduction in the profit margin was due to: (i) loss of pre-board screening services in fiscal year 2003; (ii) new aviation services contracts at lower gross profit margins and (iii) higher workers compensation costs as a result of a serious accident involving an employee.

The Company has an insurance policy covering workers' compensation claims in States in which the Company performs services. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $3,257,608, $3,630,004 and $2,252,921, for the years ended March 31, 2005, 2004 and 2003, respectively.

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

General and Administrative Expenses

General and administrative expenses decreased by $217,606 to $10,590,778 (13.3% of revenues) for the fiscal year ended March 31, 2005 from $10,808,384 (14.2% of revenues) in fiscal year 2004. The decrease was primarily due to lower payroll and related costs. Included in general and administrative expenses are: (i) approximately $685,000 of costs incurred by the Company in connection with (a) the change in the Company's management and Board of Directors in August 2004, and related legal fees and (b) the payment by the Company of certain legal fees and expenses primarily in connection with the conversion of the Company's preferred stock into common stock by certain shareholders; and (ii) a non-cash charge for employee compensation cost in the amount of $106,400.

General and administrative expenses decreased by $2,824,996 to $10,808,384 (14.2% of revenues) in fiscal year 2004, from $13,633,380 (14.5% of revenues) in fiscal year 2003. The reduction primarily resulted from the removal of costs associated with the increase in revenues in fiscal year 2002 and a cost reduction program implemented in June 2003.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $122,804 to $277,205 for the fiscal year ended March 31, 2005 compared with $154,401 in fiscal year 2004. The increase was primarily due to a $150,000 charge in October 2004 associated with ATA Airlines filing for protection under Chapter 11 of the U.S. Bankruptcy Code and the effect of benefits recorded in the prior year period associated with estimated recoveries on bankrupt customers' receivables.

The provision for doubtful accounts decreased by $2,505,429 to $154,401 in fiscal year 2004 compared to a charge of $2,659,830 in fiscal year 2003. The cost for fiscal year 2003 was unusually high due mainly to aviation bankruptcies and write-offs in balances on the closed national accounts division and closed guard branches which were not considered recoverable.

The Company periodically evaluates the requirement for providing for billing adjustments and/or credit losses on its accounts receivable. The Company provides for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and the Company's overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. It is not known if bad debts will increase in future periods nor is it believed by management that the increase during the fiscal year ended March 31, 2005 compared with the same period of the prior year is necessarily indicative of a trend.

Bad Debt Recoveries

Bad debt recoveries decreased for the fiscal year ended March 31, 2005 by $142,573 to $55,974 from $198,547 in fiscal year 2004 due mainly to recoveries in fiscal year 2004 associated with airlines that filed for protection under the bankruptcy laws in fiscal year 2003.

Bad debt recoveries increased in fiscal year 2004 by $196,601 to $198,547 from $1,946 in fiscal year 2003. The bad debt recoveries include $74,144 and $59,529 from the Air Canada and Hawaiian Airlines bankruptcies, respectively.

Interest Income

Interest income, which principally represents financing income from the Company's service agreement customers and interest earned on trust funds for potential future workers' compensation claims, for the fiscal year ended March 31, 2005 increased by $6,931 to $96,731 from $89,800 in fiscal year 2004.

Interest income of $89,800 for fiscal year 2004 was comparable with the same period of the prior year.

Interest Expense

Interest expense for the fiscal year ended March 31, 2005 decreased by $56,658 to $460,105 from $516,763 in fiscal year 2004. The decrease principally represents lower average outstanding borrowings under the Company's commercial revolving loan agreement, partially offset by an increase in the weighted average interest rate.

Interest expense of $516,763 in fiscal year 2004 was $44,272 less than the fiscal year 2003 charge of $561,035. This decrease was due primarily to lower average borrowing on the line of credit and from a lowering of the base rate of interest.

Equipment Dispositions

The $4,848 loss on equipment dispositions was due mainly to the sale of a Company vehicle to its former Chief Financial Officer as provided for in his Employment Agreement with the Company. Equipment dispositions are a result of vehicles, office equipment and security equipment sold at prices above or below book value.

The $12,667 gain on equipment dispositions represents proceeds from the sale in fiscal year 2004 of older equipment and vehicles in excess of book value.

Income Tax Benefit (Expense)

Income tax expense decreased from $91,543 in fiscal year 2004 to an income tax benefit of $267,450 in fiscal year 2005 due to a reduction in the valuation allowance attributable primarily to net operating loss benefits. The Company has determined based on its expectations for the future, that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2005.

Management believed that in fiscal year 2003, the Company would be able to use 100% of its net operating loss carryover for the calculation of the 2003 alternative minimum tax; however, only 90% of the net operating loss carryover could be used for this calculation. This, along with various state taxes resulted in a tax expense for fiscal year 2004 of $91,543.

LIQUIDITY AND CAPITAL RESOURCES

The Company pays employees and administrative service clients on a weekly basis, while customers pay for services generally within 55 days after billing by the Company. In order to fund our payroll and operations, the Company maintains a commercial revolving loan arrangement, currently with CIT Group/Business Credit, Inc. ("CIT").

We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. However, in order to provide for greater financial flexibility and liquidity, we may raise additional capital from time to time.

CIT Revolving Loan

The CIT financing agreement (the "Agreement") has a term of 3 years ending December 12, 2006 and provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. The Agreement also provides for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit is offset by a reserve against all outstanding payroll checks. The revolving loan bears interest at the prime rate, as defined, plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during such month (see below). Costs to close the loan totaled $279,963 and are being amortized over the three year life of the Agreement.

At March 31, 2005, the Company had borrowed $4,522,355, representing approximately 61% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the Agreement. However, as the business grows and produces new receivables, up to $10,477,645 could additionally be available to borrow under the Agreement.

The Company relies on its revolving loan from CIT, which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. GCM Security Partners LLC's ("GCM") acquisition of the Company's securities owned by Reliance Security Group plc ("Reliance") resulted in a violation of a covenant restricting Reliance from selling such securities absent CIT's consent, and may be deemed a "change in control" of the Company requiring CIT's consent, the absence of which may also be deemed to violate a covenant under the Agreement. Further, the Agreement included covenants requiring William
C. Vassell, formerly the Chairman, President and Chief Executive Officer of the Company, to maintain ownership of at least 500,000 shares of voting common stock of the Company and to remain as Chairman of the Board of Directors and Chief Executive Officer of the Company or actively engaged in the management of the Company. The resignation by Mr. Vassell from all positions he held with the Company on October 7, 2004 and his agreement to sell 400,000 shares of the Company's common stock may also be deemed to violate the foregoing covenant.

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

On February 2, 2005,  the Company  received a Waiver and  Amendment  letter (the
"Waiver") from CIT. The Waiver confirms that (i) the Company's previously reported failure to comply with a fixed charge coverage ratio and a non-financed covenant related to the change in management and stock ownership of the Company shall not constitute defaults and/or events of default under the Agreement and
(ii) CIT waives any and all rights they may have to accelerate any of the obligations and exercise any other remedies against the Company or the collateral as a result thereof.

In addition, CIT (i) rescinded and revoked the Letter effective as of February 1, 2005 and (ii) confirmed that they will cease charging the default rate of interest effective as of January 1, 2005.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2005, 2004 and 2003:

------------------------------------------------------------------------------------------------------------------------------------
                                                                       2005                    2004                       2003
                                                                       ----                    ----                       ----
-------------------------------------------------------- --------------------------- ------------------------ ----------------------
Net cash provided by operating activities                        $ 8,042,604              $  2,169,247              $ 6,633,858
-------------------------------------------------------- --------------------------- ------------------------ ----------------------
Net cash provided by (used in) investing activities                   30,091                    31,320                  (60,972)
-------------------------------------------------------- --------------------------- ------------------------ ----------------------
Net cash used in financing activities                             (5,571,946)               (2,190,266)              (6,572,886)
------------------------------------------------------------------------------------------------------------------------------------

Investing

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no present material commitments for capital expenditures.

Financing

During the fiscal year ended March 31, 2005, the Company issued 260,000 shares of common stock upon the exercise of warrants to purchase common stock at exercise prices ranging from $.75 to $1.03125 per share. The proceeds from such exercises of $237,887 were included in common stock and additional paid-in capital at March 31, 2005.

Working Capital

Working capital increased by $1,129,993 to $3,679,071 as of March 31, 2005, from $2,549,078 as of March 31, 2004 primarily due to airline customer prepayments received in advance of services to be performed at applicable airport locations.

The Company experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $495,249 as of March 31, 2005, compared with $566,611 at March 31, 2004. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

                                                                           Payments Due by Period
                                                ---------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                        Total        Less than 1 Year         1-3 Years          3-5 Years       More than 5 Years
                                        -----        ----------------         ---------          ---------       -----------------
-------------------------------- ---------------- ---------------------- ------------------ ------------------ -------------------
Long-term debt obligations            $   67,765              $  26,699         $   41,066          $      --           $       --
-------------------------------- ---------------- ---------------------- ------------------ ------------------ -------------------
Capital lease obligations                 67,538                 27,475             40,063                 --                  --
-------------------------------- ---------------- ---------------------- ------------------ ------------------ -------------------
Operating lease obligations            2,899,772                785,821          1,178,284            569,347             366,320
-------------------------------- ---------------- ---------------------- ------------------ ------------------ -------------------
Purchase obligations (1)                 516,333                 91,322            182,644            182,644              59,723
-------------------------------- ---------------- ---------------------- ------------------ ------------------ -------------------
Total                                 $3,551,408              $ 931,317         $1,442,057          $ 751,991           $ 426,043
----------------------------------------------------------------------------------------------------------------------------------

(1) Purchase obligations include an agreement to purchase uniform cleaning services that is legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

OUTLOOK

This section, Management's Discussion and Analysis of Results of Operations and Financial Condition, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled "Forward Looking Statements".

Financial Results

Future revenue will be largely dependent upon the Company's ability to gain additional revenues in the guard and aviation services divisions at acceptable margins while minimizing terminations of existing clients. The revenues of the guard division have stabilized over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenues while branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by the Company. During the current quarter, the Company's aviation services division has been successful in obtaining two new service contracts, one of which represents a new airport location for such division.

The Company is continuing its attempts to secure contracts from the Department of Homeland Security and other government departments. The Company believes this to be an area of opportunity over the next few years, given the heightened focus on security in the United States.

Gross profit margins decreased during the fiscal year ended March 31, 2005 to 13.2% of revenues compared with an average gross profit margin of 14.4% for the fiscal year ended March 31, 2004 primarily due to: (i) the loss of temporary security guard strike work with a California based grocery market chain; (ii) higher state unemployment insurance rates as a result of layoffs due to the federalization of pre-board screening services; (iii) term discounts with airline customers for prompt payment of accounts receivable; (iv) lower gross profit margins on aviation services contracts due to competitive pressures and
(v) lost contracts for a wheelchair operation at Los Angeles International Airport and an escort program transporting international passengers without United States visas within terminals at certain of the Company's airport locations. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of the Company's cost structures and workers' compensation experience ratings.

A cost reduction program was instituted in October 2004 which is expected to reduce the Company's general and administrative expenses in future periods. Additional cost reduction opportunities are being pursued as they are determined. However, costs associated with the change in the Company's management and Board of Directors in August 2004, including the resignation of the Company's former Chief Executive Officer, and related legal expenses; and the payment by the Company of certain legal fees and expenses primarily in connection with the conversion of the Company's preferred stock into common stock by certain shareholders had an unfavorable impact on the Company's results of operations for the fiscal year ended March 31, 2005.

The aviation division represents approximately 63% of the Company's total revenues and Delta, at annual billings of approximately $12,604,000, is the largest customer of the aviation division at approximately 25% of the aviation division's and 16% of the Company's total revenues. Due to the existing limitations under the CIT credit line, discussed below, the Company is restricted from borrowing against Delta's accounts receivable. In the event of a bankruptcy by Delta, Northwest or another airline customer, the Company's earnings could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations. Liquidity would also be affected, but to a limited extent due to existing limitations under the CIT credit line.

The  Company  is  concerned  about the  possibility  of Delta  and/or  Northwest
Airlines filing for bankruptcy, and to reduce exposure to such potential bankruptcy filings, management proposed and Delta accepted during October 2004 an amendment to their contract whereby Delta shall pay the Company by electronic funds transfer in advance without invoice on the last day of the month preceding the month in which services will be performed at applicable airport locations, as defined. Such services with Delta are subject to a 3% term discount. In the event of a Delta and/or Northwest Airlines bankruptcy, payments received in the 90 days prior to Delta and/or Northwest's filing for bankruptcy may be alleged preferential payments under the federal bankruptcy rules and a demand could be made on the Company to return some or all of the payments made by Delta and/or Northwest within such 90-day period. CIT has established specific reserves for all Delta, US Air and ATA Airlines accounts receivable; United Airlines accounts receivable in excess of $350,000; Northwest Airlines accounts receivable in excess of $550,000, $300,000 effective in June 2005; and an additional general airline reserve of $1,000,000 thereby reducing the Company's current cash availability for borrowing by approximately $1,400,000. As of the close of business, June 24, 2005, the Company's cash availability was approximately $3,100,000 which is believed to be sufficient to meet its needs for the foreseeable future barring further increased reserves imposed by CIT.

We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. However, in order to provide for greater financial flexibility and liquidity, management is currently evaluating potential additional sources of capital to further strengthen the Company's balance sheet and cash availability.

Reliance's sale of its securities in the Company makes the Company eligible to pursue certain federal privatization contracts for the provision of security services in the airline industry. No such contracts have, to management's knowledge, been bid to date.

Forward Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K and in particular those under the heading "Outlook," contain forward-looking statements. These are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates, management's beliefs, and assumptions made by management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. While management believes these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the industries in which the Company operates. Future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution shareholders and investors that the following important factors, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements in this report.

Airline Industry Concerns

Several of the Company's aviation clients filed for bankruptcy protection during fiscal 2005 and 2003. The aviation industry continues to struggle with various challenges including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation clients could have a material adverse impact on the Company's liquidity, results of operations and financial condition. The possibility of bankruptcy filings by Delta and Northwest Airlines remain. Certain consequences of such filings are discussed above in the "Outlook" section.

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

Competition

The Company's assumptions regarding projected results depend largely upon the Company's ability to retain substantially all of its current clients. Retention is affected by several factors including but not limited to, regulatory limitations, the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, continuity of management and non-management personnel. There are several major national competitors with resources greater than those of the Company which, therefore, have the ability to provide service, cost and compensation incentives to clients and employees which could result in a loss of such clients and/or employees.

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

Collection of Accounts Receivable

Management has no definite basis to believe that default in payment of accounts receivable by the Company's aviation and security guard customers or administrative service clients will occur. However, the aviation industry in general and Delta and Northwest Airlines, in particular, pose a high degree of risk. Any such default by one or more significant clients due to bankruptcy or otherwise, could have a material adverse impact on the Company's liquidity, results of operations and financial condition.

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

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the fiscal year ended March 31, 2005, the Company did not hold a portfolio of securities instruments for either trading or for other purposes.

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT. Based on the Company's average outstanding balances during the fiscal year ended March 31, 2005, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $44,000 over the next fiscal year.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15 (a)(1) and (a)(2) of Part IV of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9a. CONTROLS AND PROCEDURES

The Company maintains "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chairman of the Board and our Chief Financial Officer have concluded that such controls and procedures are effective at the reasonable assurance level.

An evaluation was performed under the supervision and with the participation of management, including the Company's Chairman of the Board and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chairman of the Board and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005. There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof is set forth under "Directors and Executive Officers of the Registrant" in the Proxy Statement for its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM  11. EXECUTIVE COMPENSATION

Information regarding the Company's compensation of its named executives is set forth under "Executive Compensation" in the Proxy Statement for its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Information regarding the Company's compensation of its directors is set forth under "Director Compensation and Stock Ownership Guidelines" in the Proxy Statement for its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under "Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Information regarding the Company's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Executive Compensation-Equity Compensation Plan Information" in the Proxy Statement for its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement for its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding certain principal auditor fees and services is set forth under "Principal Accountant Fees and Services" in the Proxy Statement for its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)


(1)  Financial Statements: Page Number From
                                                            This Form 10-K
                                                            --------------

     Independent auditor's report...........................    F-1

     Balance Sheets - March 31, 2005 and 2004...............    F-2

     Statements of Operations - years ended.................    F-3
     March 31, 2005, 2004 and 2003

     Statements of changes in stockholders' equity..........    F-4
     years ended March 31, 2005, 2004 and 2003

     Statements of cash flows - years ended.................    F-5 - F-6
     March 31, 2005, 2004 and 2003

     Notes to Financial Statements..........................    F-7 - F-19

(2)  Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts........    F-20

     Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Financial Statements or notes thereto.

(3)  Exhibits:

     A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by the Company) is provided in the Exhibit Index on page 20 of this report.


(b)  Reports on Form 8-K

A Form 8-K was furnished on February 4, 2005, under Items 8.01 and 9.01, relating to the Waiver and Amendment letter to CIT Group/Business Credit Inc. Financing Agreement dated February 2, 2005.

A Form 8-K was furnished on February 18, 2005, under Items 2.02 and 9.01, relating to financial results for the third quarter ended December 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND SECURITY CORPORATION


Date: June 29, 2005

                        By:  /s/ Barry I. Regenstein
                             -----------------------------
                             Barry I. Regenstein
                             Executive Vice President and
                             Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated:

    Signature                         Title                         Date
    ---------                         -----                         ----

/s/ Bruce Galloway             Chairman of the Board            June 29, 2005
----------------------
Bruce Galloway


/s/ Barry I. Regenstein        Chief Financial Officer          June 29, 2005
----------------------
Barry I. Regenstein


/s/ Martin C. Blake, Jr.       Director                         June 29, 2005
----------------------
Martin C. Blake, Jr.


/s/ Robert S. Ellin            Director                         June 29, 2005
----------------------
Robert S. Ellin


/s/ Peter Kikis                Director                         June 29, 2005
----------------------
Peter Kikis


/s/ Thomas Kikis               Director                         June 29, 2005
----------------------
Thomas Kikis


/s/ Martin Wade, III           Director                         June 29, 2005
----------------------
Martin Wade, III

                          COMMAND SECURITY CORPORATION
                                  EXHIBIT INDEX


Exhibit
Number                                                                        Exhibit Description
---------------------------------------------------------------------------------------------------------------------------
3.1    Amended & Restated Articles                            Incorporated by reference to Exhibit of Incorporation 3.3 of the form 10-K for the fiscal year ended March 31, 1993 (the
                                                              "1993 10-K").

3.2    By-Laws
                                                              Incorporated by reference to Exhibit 3.3 of the Form 10-K
                                                              for the fiscal year ended March 31, 1991 (the "1991 10-K").

3.3    Amendments to By-Laws                                  Incorporated by reference to Exhibit 3.3 of the Form 10-K/A for the fiscal year ended March 31, 1994 (the "1994 10-K/A").

3.4    Certificate of Amendment of                            Incorporated by reference to Exhibit 3.4 of the Eighth
       Certificate of Incorporation                           Amendment to the Registration Statement filed on Form
                                                              S-1, File No. 33-75336 (the "S-1").

4.1    Specimen Stock Certificate                             Incorporated by reference to Exhibit 4.A to Amendment #1 to
                                                              Registrant's Registration Statement on Form S-18,
                                                              file number 33, 35007-NY (the "S-18").

4.2    Specimen Series A Preferred Stock Certificate          Incorporated by reference to Exhibit 4.2 of the Third
                                                              Amendment to the S-1.

10.1   Purchase and Sale Agreement dated                      Incorporated by reference to Exhibit 2.1
       February 24, 1996,  for the  acquisition               of the Form 8-K filed March 23, 1996.
       of United Security Group Inc.

10.2   CIT Group/Business Credit Inc. Financing               Incorporated by reference to Exhibit 10.41
       Agreement dated December 12, 2003                      of the Form 10-K for the fiscal year ended
                                                              March   31,   2004 filed on July 14, 2004.

11     Computation of Income Per                              Incorporated by reference to Note 11
       Share of Common Stock                                  of the Financial Statements.

14     Command Code of Ethics                                 Incorporated by reference to Exhibit 14
                                                              of the Form 10-K for the fiscal year ended
                                                              March 31, 2004 filed on July 14, 2004.

31     Certifications Pursuant to                             Exhibit 31 attached hereto.
       Rule 13(a)-14(a)/15(d)-14(a)

32     Section 1350 Certifications                            Exhibit 32 attached hereto.

99.1   Reliance Warrant                                       Incorporated by reference to Exhibit  99.14
                                                              of the Form 8-K filed September 27, 2000.

99.2   Registration Rights Agreement                          Incorporated by reference to Exhibit 99.22
                                                              of the Form 8-K filed September 27, 2000.

99.3   Audit Committee of the Board                           Incorporated by reference to Exhibit 99.23
       of Directors Charter and Powers                        of the Form 10-K for the fiscal year ended
                                                              March 31, 2001 filed on July 3, 2001.

99.4   2000 Stock Option Plan                                 Incorporated by reference to Exhibit 99.25
                                                              of the Form 10-K for the fiscal year ended
                                                              March 31, 2001 filed on July 3, 2001.

99.5   Blake Warrant                                          Incorporated by reference to Exhibit 99.27
                                                              of the Form 10-K for the fiscal year ended
                                                              March 31, 2001 filed on July 3, 2001.

99.6   Gordon Robinett Employment Agreement                   Incorporated by reference to Exhibit 99.31
                                                              of the Form 10-K for the fiscal year ended
                                                              March 31, 2004 filed on July 14, 2004.

99.7   Press Release dated June 29, 2005                      Exhibit 99.7 attached hereto.

Independent Auditor's Report
on the Financial Statements

To the Board of Directors
and Stockholders of
Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule II - Valuation and Qualifying Accounts. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                           /s/ D'Arcangelo & Co., LLP




June 27, 2005
Poughkeepsie, New York

Command Security Corporation
Balance Sheets
March 31, 2005 and 2004

                                                                                                   2005                    2004
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                                  $ 2,511,050            $    10,301
 Accounts receivable from guard service customers, less allowance for
   doubtful accounts of $275,223 and $282,822, respectively                                  12,452,428             15,471,135
 Accounts receivable from administrative service client customers, less
   allowance for doubtful accounts of $26,242 and $79,043, respectively                         623,529                607,115
 Accounts receivable disputed, net allowance for billing adjustment of
   $965,373                                                                                          --              1,965,006
 Prepaid expenses                                                                               788,045                936,454
 Other assets                                                                                 2,627,540                369,058
                                                                                            -----------            -----------
   Total current assets                                                                      19,002,592             19,359,069

Furniture and equipment at cost, net                                                            427,673                645,592
Intangible assets, net                                                                          174,896                270,217
Restricted cash                                                                                  72,010                107,676
Other assets                                                                                    560,255              1,544,855
                                                                                            -----------            -----------

    Total assets                                                                            $20,237,426            $21,927,409
                                                                                            ===========            ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Checks issued in advance of deposits                                                       $   495,249            $   566,611
 Current maturities of long-term debt                                                            26,699                361,540
 Current maturities of obligations under capital leases                                          27,475                 66,270
 Short-term borrowings                                                                        4,811,774              9,091,628
 Accounts payable                                                                               399,374                771,042
 Due to service companies                                                                       160,115                248,205
 Preferred dividends payable                                                                         --                 40,674
 Accrued expenses and other liabilities                                                       9,402,835              5,664,021
                                                                                            -----------            -----------
   Total current liabilities                                                                 15,323,521             16,809,991

Insurance reserves                                                                              423,449                402,290
Long-term debt, due after one year                                                               41,066                153,882
Obligations under capital leases, due after one year                                             40,063                 67,538
                                                                                            -----------            -----------
   Total liabilities                                                                         15,828,099             17,433,701
                                                                                            -----------            -----------

Commitments and contingencies (Notes 16, 17 and 18)

Stockholders' equity:
 Preferred stock, convertible Series A,
   $.0001 par value per share, 1,000,000
   shares authorized, 12,325 shares
   issued and outstanding in 2004, liquidation value of $2,033,682                                   --              2,033,682
 Common stock, $.0001 par value per share, 20,000,000 shares authorized, 7,779,878 and 6,287,343 shares issued and
   outstanding, respectively                                                                        778                    629
 Additional paid-in capital                                                                  10,348,582              8,009,175
 Accumulated deficit                                                                         (5,940,033)            (5,549,778)
                                                                                            -----------            -----------
   Total stockholders' equity                                                                 4,409,327              4,493,708
                                                                                            -----------            -----------

    Total liabilities and stockholders' equity                                              $20,237,426            $21,927,409
                                                                                            ===========            ===========

See accompanying notes and auditor's report

Command Security Corporation
Statements of Operations
Years Ended March 31, 2005, 2004 and 2003

                                                                               2005                2004                2003

Revenues                                                                $79,654,744         $75,904,782         $94,314,515
Cost of revenues                                                         69,132,218          64,945,113          74,756,859
                                                                        -----------         -----------         -----------

    Gross profit                                                         10,522,526          10,959,669          19,557,656
                                                                        -----------         -----------         -----------
Operating expenses
   General and administrative expenses                                   10,590,778          10,808,384          13,633,380
   Provision for doubtful accounts and notes                                277,205             154,401           2,659,830
   Bad debt recoveries                                                      (55,974)           (198,547)             (1,946)
                                                                        -----------         -----------         -----------
                                                                         10,812,009          10,764,238          16,291,264
                                                                        -----------         -----------         -----------

    Operating income (loss)                                                (289,483)            195,431           3,266,392
                                                                        -----------         -----------         -----------

Other income (expenses)
   Interest income                                                           96,731              89,800              89,499
   Interest expense                                                        (460,105)           (516,763)           (561,035)
   (Loss)gain on equipment dispositions                                      (4,848)             12,667              17,203
                                                                        -----------         -----------         -----------

                                                                           (368,222)           (414,296)           (454,333)
                                                                        -----------         -----------         -----------
    Income (loss) before income
     tax benefit(expense)                                                  (657,705)           (218,865)          2,812,059

Income tax benefit (expense)                                                267,450             (91,543)         (1,485,323)
                                                                        -----------         -----------         -----------

    Net income (loss)                                                      (390,255)           (310,408)          1,326,736

Preferred stock dividends                                                   (38,413)           (162,695)           (447,416)
                                                                        -----------         -----------         -----------

Net income (loss) applicable to common stockholders                     $  (428,668)        $  (473,103)        $   879,320
                                                                        ===========         ===========         ===========


Income (loss) per share of common stock
    Basic                                                               $      (.06)        $      (.08)        $       .14
                                                                        ===========         ===========         ===========
    Diluted                                                             $      n/a          $      (.08)        $       .14
                                                                        ===========         ===========         ===========

Weighted average number of common
 shares outstanding
    Basic                                                                 7,302,738           6,287,343           6,287,343
                                                                        ===========         ===========         ===========
    Diluted                                                               7,862,786           6,390,525           6,358,342
                                                                        ===========         ===========         ===========

See accompanying notes and auditor's report

Command Security Corporation
Statements of Changes in Stockholders' Equity
Years Ended March 31, 2005, 2004 and 2003

                                     Preferred           Common          Paid-In          Accumulated
                                       Stock             Stock           Capital            Deficit                Total
Balance at March 31, 2002            $2,033,682         $    629        $8,619,286        $(6,566,106)           $4,087,491

Preferred stock dividends                                                 (447,416)                                (447,416)

Net income                                                                                  1,326,736             1,326,736
                                     ----------         --------       -----------        -----------            ----------

Balance at March 31, 2003             2,033,682              629         8,171,870         (5,239,370)            4,966,811

Preferred stock dividends                                                 (162,695)                                (162,695)

Net loss                                                                                     (310,408)             (310,408)
                                     ----------         --------       -----------        -----------            ----------

Balance at March 31, 2004             2,033,682              629         8,009,175         (5,549,778)            4,493,708

Preferred stock dividends                                                  (38,413)                                 (38,413)

Preferred stock conversion           (2,033,682)             123         2,033,559                                       --

Warrants exercised                                            26           237,861                                  237,887

Employee stock compensation                                                106,400                                  106,400

Net loss                                                                                     (390,255)             (390,255)
                                     ----------         --------       -----------        -----------            ----------

Balance at March 31, 2005            $       --         $    778       $10,348,582        $(5,940,033)           $4,409,327
                                     ==========         ========       ===========        ===========            ==========

See accompanying notes and auditor's report

Command Security Corporation
Statements of Cash Flows
Years Ended March 31, 2005, 2004 and 2003


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                               2005                2004                2003
OPERATING ACTIVITIES
   Net income (loss)                                                    $  (390,255)        $  (310,408)         $1,326,736
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                           396,471             477,314             612,591
    Provision for doubtful accounts and
      notes receivable, net of recoveries                                   221,231             (44,146)          2,657,884
    Loss (gain) on equipment dispositions                                     4,848             (12,667)            (17,203)
    Deferred income taxes                                                  (267,450)                 --           1,300,000
    Insurance reserves                                                      (21,805)             (7,182)            124,249
    Changes in operating assets and liabilities:
      Accounts receivable                                                 4,746,068            (471,715)          1,744,185
      Prepaid expenses                                                    1,073,142             794,950             347,572
      Other receivables                                                  (2,313,596)           (843,583)           (170,765)
      Other assets                                                        1,271,930             209,234            (103,848)
      Accounts payable and other current liabilities                      3,410,110           2,317,340          (1,210,844)
      Due to administrative service clients                                 (88,090)             60,110              23,301
                                                                        -----------         -----------         -----------
        Net cash provided by operating activities                         8,042,604           2,169,247           6,633,858
                                                                        -----------         -----------         -----------


INVESTING ACTIVITIES
   Purchases of equipment                                                   (61,659)            (47,078)           (139,185)
   Purchase of intangible assets                                                 --                  --              (1,975)
   Proceeds from equipment dispositions                                      20,850              20,164              53,323
   Issuance of notes by administrative service client                            --                  --             (30,500)
   Principal collections on notes receivable                                 70,900              58,234              57,365
                                                                        -----------         -----------         -----------
    Net cash provided by (used) in investing activities                      30,091              31,320             (60,972)
                                                                        -----------         -----------         -----------


FINANCING ACTIVITIES
   Net repayments on line-of-credit                                      (4,275,669)             (7,814)         (2,866,081)
   Decrease in checks issued in advance of deposits                         (71,362)           (514,457)           (982,293)
   Debt issuance costs                                                           --            (277,988)                 --
   Proceeds from warrant exercises                                          237,887                  --                  --
   Principal payments on other borrowings                                (1,423,845)         (1,113,560)         (2,215,980)
   Principal payments on capital lease obligations                          (66,270)            (73,076)           (142,465)
   Payment of preferred stock dividends                                     (79,087)           (203,371)           (366,067)
   Employee stock compensation                                              106,400                  --                  --
                                                                        -----------         -----------         -----------
     Net cash used in financing activities                               (5,571,946)         (2,190,266)         (6,572,886)
                                                                        -----------         -----------         -----------

Net change in cash and cash equivalents                                   2,500,749              10,301                  --

Cash and cash equivalents, beginning of year                                 10,301                  --                  --
                                                                        -----------         -----------         -----------

Cash and cash equivalents, end of year                                  $ 2,511,050         $    10,301         $        --
                                                                        ===========         ===========         ===========

See accompanying notes and auditor's report

Command Security Corporation
Statements of Cash Flows, Continued
Years Ended March 31, 2005, 2004 and 2003


1.    SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:

                              2005                2004                2003

Interest                  $470,595            $516,763            $578,726
Income Taxes                45,328             229,063             100,000


2.    SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended March 31, 2004, the line of credit with LaSalle Business Credit, Inc. ("LaSalle") was terminated and replaced with a line of credit from CIT Group/Business Credit, Inc. ("CIT"). The proceeds from CIT to LaSalle in the amount of $8,723,102 have been excluded from net repayments on the line of credit, on the statements of cash flows presented.

During the year ended March 31, 2004, the Company reclassified $1,930,379 from accounts receivable in connection with the FAA disputed billings. This amount has been excluded from the statements of cash flows presented.

During the year ended March 31, 2003, the Company accrued $600,000 in other payables in reference to a dispute with the Office of General Services ("OGS"). During the year ended March 31, 2004, the Company agreed to a settlement with the OGS in the same amount. A portion of the agreement calls for 21 monthly payments totaling $527,000, commencing December 1, 2003. This amount has been excluded from the change in other payables and proceeds from long-term debt financing on the statements of cash flows presented.

For the years ended March 31, 2005, 2004 and 2003, the Company purchased transportation equipment with direct installment and lease financing of $47,270, $162,417 and $29,355, respectively. These amounts have been excluded from the purchases of equipment and proceeds from long-term debt on the statements of cash flows.

The Company may obtain short-term financing to meet its insurance needs. For the years ended March 31, 2005, 2004 and 2003, $924,733, $910,104 and $670,669,
respectively, were borrowed for this purpose. These borrowings have been excluded from the statements of cash flows.

As of March 31, 2004 and 2003, the Company accrued dividends of $40,674 and $81,349, respectively, on its Series A convertible preferred stock. These charges to additional paid-in capital and credits to dividends payable have been excluded from the statements of cash flows.

See accompanying notes and auditor's report

Command Security Corporation
Notes to Financial Statements
March 31, 2005, 2004 and 2003

1.    Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

Principal business activities

Command Security Corporation (the "Company") is a uniformed security guard service company operating in Connecticut, California, Delaware, Florida, Illinois, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon and
Pennsylvania. In addition, the Company also provides other security guard companies (administrative service clients) and police departments in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the years reported. Estimates are used when accounting for certain items such as allowances for doubtful accounts, depreciation and amortization, income tax assets and insurance reserves. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

Revenue recognition

The Company records revenues as services are provided to its customers. Revenues consist primarily of security guard services which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenues for administrative services provided to other guard companies are calculated as a percentage of the administrative service client's revenues and are recognized when billings for the related guard services are generated.

Cash and cash equivalents

The Company defines cash and cash equivalents as operating cash (non-restricted) and highly liquid investments with maturities of ninety (90) days or less. The carrying amounts of our cash equivalents approximate their fair values.

Furniture and equipment

Furniture and equipment are stated at cost. Depreciation is generally recorded using the straight-line method over estimated useful lives of the equipment ranging from three to seven years.

Intangible assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs which are being amortized on a straight-line basis over three to five years. The life assigned to customer lists acquired is based on management's estimate of the attrition rate. The attrition rate is estimated based on historical contract longevity and management's operating experience. We test for impairment annually or when events and circumstances warrant such a review. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144.

Advertising costs

The Company expenses advertising costs as incurred. Amounts incurred for recruitment and general business advertising were $37,375, $33,159 and $77,114 for the years ended March 31, 2005, 2004 and 2003, respectively.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2005, 2004 and 2003

Trade receivables

The Company periodically evaluates the requirement for providing for billing adjustments and/or credit losses on its accounts receivable. The Company provides for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and the Company's overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.

Insurance reserves

General liability estimated accrued liabilities are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims, historical trends and data.

Workers' compensation annual premiums are based on the incurred losses as determined at the end of the coverage period, subject to minimum and maximum premium. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles.

Income taxes

Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

Income (loss) per common share

Under the requirements of SFAS No. 128, "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the years ended March 31, 2004 and 2003 because of the effect the assumed issuance of common shares would have if the outstanding stock options and warrants were exercised.

Accounting for stock options

In December 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of SFAS No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Since SFAS 148 was adopted during fiscal year ended March 31, 2003, the Company could elect to adopt any of the three transitional recognition provisions. The Company has chosen to adopt the prospective method of accounting for stock-based compensation. The adoption of SFAS 148 resulted in a non-cash charge of $60,650 (net of tax benefit) for employee compensation cost for the fiscal year ended March 31, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest. The Company is required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The impact of the adoption of SFAS 123R cannot be predicted because it will depend on levels of stock options and any other forms of share-based payments granted in the future.

Fair Value

The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2005 and 2004, the fair value of long-term debt approximates its carrying amount.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2005, 2004 and 2003

Reclassifications

Certain amounts have been reclassified to conform to the fiscal 2005 presentation. Administrative service revenues of $329,984, $336,010 and $331,854 for the years ended March 31, 2005, 2004 and 2003, respectively, have been included with total revenue. Amortization of intangibles of $95,321, $83,093 and $122,563 for the years ended March 31, 2005, 2004 and 2003, respectively, have been included within general and administrative expenses. These reclassifications had no effect on the Company's financial position or results of operations.

2.    Accounts Receivable Disputed

Accounts receivable disputed in the amount of $1,965,006 net of a $965,373 billing adjustment for the years ended March 31, 2004 represents the balance reported by the Company, as due from the FAA in connection with pre-board screening services rendered under a contract completed during November 2002. On June 14, 2004, the Company collected $1,965,000 from the Defense Contract Management Agency in complete settlement of this dispute.

3.    Furniture and Equipment

Furniture and equipment at March 31, 2005 and 2004 consist of the following:

                                               2005                   2004

Transportation equipment                $   741,113            $ 1,003,272
Security equipment                          479,668                516,955
Office furniture and equipment            1,239,980              1,213,961
                                        -----------            -----------
                                          2,460,761              2,734,188
Accumulated depreciation                 (2,033,088)            (2,088,596)
                                        -----------            -----------

Total                                   $   427,673            $   645,592
                                        ===========            ===========

Depreciation expense for the years ended March 31, 2005, 2004 and 2003, was $301,150, $394,221 and $490,028, respectively, and includes amortization of assets purchased under capital lease arrangements in the amounts of $93,086, $105,254 and $83,617 for each of the respective years then ended (see Note 17).

4.    Intangible Assets

Intangible assets at March 31, 2005 and 2004 consist of the following:

                                               2005                   2004

Customer list                             $  30,000              $ 211,293
Borrowing cost                              279,963                469,997
Goodwill                                     20,402                 20,402
                                          ---------              ---------
                                            330,365                701,692
Accumulated amortization                   (155,469)              (431,475)
                                          ---------              ---------
Total                                     $ 174,896              $ 270,217
                                          =========              =========

Amortization expense for the years ended March 31, 2005, 2004 and 2003, was $95,321, $83,093 and $122,563, respectively. During the year ended March 31, 2005, the Company removed fully amortized customer lists and borrowing costs with initial costs of $181,293 and $190,034, respectively, from its accounts.
Amortization expense for the years ending March 31, 2006 and 2007 will be $93,321 and $61,173, respectively.

For the years ended March 31, 2005 and 2004, respectively, the balance of the intangible assets represents the value of goodwill in the amount of $20,402 which is not subject to amortization and net borrowing costs in the amount of $154,494 and $247,815, respectively, which is subject to amortization on a straight line basis over the life of the Company's financing agreement (see Note
8).

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2005, 2004 and 2003

5.    Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers' compensation claims. The Company's insurance carrier released $36,817 from the restrictions in September 2004.

6.    Other Assets

Other assets at March 31, 2005 and 2004 consist of the following:

                                               2005                   2004

Workers' compensation insurance          $2,438,274             $1,339,608
Note receivable                                  --                 70,900
Other receivables                           321,654                331,426
Security deposits                           159,284                165,370
Deferred tax asset                          267,450                     --
Other                                         1,133                  6,609
                                         ----------             ----------
                                          3,187,795              1,913,913
Current portion                          (2,627,540)              (369,058)
                                         ----------             ----------
Total non-current portion                $  560,255             $1,544,855
                                         ==========             ==========

7.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2005 and 2004 consist of the following:

                                               2005                   2004

Payroll and related expenses             $3,242,696             $3,501,693
Insurance                                 2,279,948              1,495,987
Customer prepayments, net                 3,170,195                     --
Taxes and fees payable                      391,682                537,031
Accrued interest payable                     32,952                 43,442
Other                                       285,362                 85,868
                                         ----------             ----------

Total                                    $9,402,835             $5,664,021
                                         ==========             ==========

8. Short-Term Borrowings

Short-term borrowings at March 31, 2005 and 2004 consist of the following:

                                               2005                  2004

Line of credit                           $4,522,355            $8,798,024
Various insurance
 financing arrangements,
 interest at 5.55% and 5.86%
 for 2005 and 6.46% for 2004                289,419               293,604
                                         ----------            ----------

    Total                                $4,811,774            $9,091,628
                                         ==========            ==========

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2005, 2004 and 2003

On December 12, 2003, the Company entered into a three year agreement with CIT Group/Business Credit, Inc. ("CIT") under a financing agreement (the "Agreement"), which provides for borrowings in an amount of up to 85% of the Company's eligible accounts receivable, as defined in the Agreement, but in no event more than $15,000,000. The Agreement also provides for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit is offset by a reserve against all outstanding payroll checks. The revolving loan bears interest at the prime rate, as defined, plus 1.25% per annum (7.00% at March 31, 2005) on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during such month (see below). Costs to close the loan totaled $279,963 and are being amortized over its 3 year life.

At March 31, 2005, the Company had borrowed $4,522,355 representing approximately 61% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the Agreement. However, as the business grows and produces new receivables, up to $10,477,645 could additionally be available to borrow under the Agreement.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach.

9.    Long-Term Debt

Long-term debt at March 31, 2005 and 2004 consist of the following:

                                               2005                   2004

Office of General
 Services (OGS) settlement,
 due August 2005,
 interest at 9% (a)                       $      --              $ 408,919

Various installment loans
 due at various dates
 through March 2008,
 with interest ranging
 from 4.5% to 8.75% (b)                      67,765                106,503
                                          ---------              ---------
                                             67,765                515,422
Current maturities                          (26,699)              (361,540)
                                          ---------              ---------

Total                                     $  41,066              $ 153,882
                                          =========              =========

(a) During September 2003, the Company signed a note related to a settlement with the Office of General Services in the amount of $527,000. The note called for twenty-one monthly payments in the amount of $27,217 including interest at 9% per annum. On December 29, 2004, the Company paid the remaining outstanding balance of $210,568 on such note.

(b) Payable to General Motors Acceptance Corporation and Ford Motor Credit Corporation. The notes are collateralized by automobiles.

The aggregate amount of required principal payments of long-term debt is as follows:

Year ending: March 31, 2006                                       $ 26,699
             March 31, 2007                                         36,630
             March 31, 2008                                          4,436
                                                                  --------

Total                                                             $ 67,765
                                                                  ========

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2005, 2004 and 2003

10.   Preferred Stock

The Board of Directors has been authorized to issue preferred stock in series and to fix the number, designation, relative rights, preferences and limitations of each series of such preferred stock. Of the 1,000,000 shares authorized for issuance, 12,325 had been designated as Series A Convertible Preferred Stock ("Series A"). The Series A shareholders were entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly in cash. Upon liquidation or redemption the Series A shareholders were entitled to $165 per share or $2,033,682. As of June 25, 2004, the preferred stock was converted into 1,232,535 shares of the Company's common stock.

During the years ended March 31, 2005 and 2004, $79,087 and $203,371, respectively, in preferred dividends were paid representing the outstanding accruals for dividends payable at March 31, 2004 together with the June 2004 quarter and March 31, 2003 together with the June through December 2003 quarters.

11.   Net Income (Loss) per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income (loss) for the years ended March 31, 2005, 2004 and 2003:

                                                    Income (Loss)                 Shares              Per-Share
                                                     (Numerator)               (Denominator)            Amount
Year ended March 31, 2005
 Basic EPS                                            $ (428,668)                7,302,738            $    (.06)
 Options issued November 2000,
    February 2001, March 2002 and
    August 2004                                                                    560,048
                                                      ----------                 ---------

 Diluted EPS                                           $(428,668)                7,862,786            $     n/a
                                                      ==========                 =========

Year ended March 31, 2004
 Basic EPS                                            $ (473,103)                6,287,343            $    (.08)
 Effect of dilutive shares:
    Options issued February 2001
      and March 2002                                                               103,182
                                                      ----------                 ---------

 Diluted EPS                                          $ (473,103)                6,390,525            $    (.08)
                                                      ==========                 =========

Year ended March 31, 2003
 Basic EPS                                            $  879,320                 6,287,343             $    .14
 Effect of dilutive shares:
    Options issued February 2001
      and March 2002                                                                70,999
                                                      ----------                 ---------

 Diluted EPS                                          $  879,320                 6,358,342             $    .14
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

12.   Retirement Plans

In November, 1999, the Company adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The plan does not allow for employer matching of elective deferrals. For the years ended March 31, 2005, 2004 and 2003, no discretionary amounts have been accrued or paid.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2005, 2004 and 2003

13.   Concentrations of Credit Risk

Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 26% and 22% and in the New York Metropolitan area with 40% and 55% of total receivables as of March 31, 2005 and 2004, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the years ended March 31, 2005, 2004 and 2003, the Company generated 63%, 60% and 68%, respectively, of its revenue from aviation and related services. Trade receivables due from the commercial airline industry comprised 47% and 61% of net receivables as of March 31, 2005 and 2004, respectively. The Company's remaining customers are not concentrated in any specific industry.

The Company maintains its cash accounts in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes they are not exposed to any significant credit risk.

14.   Significant Customers

The Company operates as a provider of security guard services to a wide range of industries which the Company has categorized into three groups; guard services, aviation services and support services. The latter includes revenues from administrative service agreements and back office support to police departments.

Net revenues for the groups noted above were as follows for the three years ended March 31:

                               2005                 2004               2003
------------------------------------------------------------------------------
Guard Services             $28,858,519           $30,047,546       $30,213,702
Aviation Services           50,466,240            45,521,225        63,768,959
Support Services               329,985               336,011           331,854
------------------------------------------------------------------------------

Total                      $79,654,744           $75,904,782       $94,314,515
------------------------------------------------------------------------------

For the year ended March 31, 2005, one airline customer accounted for approximately $12,604,000 of the Company's total revenue. For the year ended March 31, 2004, two airline industry customers accounted for approximately $6,913,000 and $6,810,000, respectively, of the Company's total revenue. For the year ended March 31, 2003 one customer accounted for approximately $28,000,000 of the Company's total revenue, which consisted primarily of airport pre-board screening services. The contract to provide these services terminated in November 2002.

15.   Insurance Reserves

The Company has an insurance policy covering workers' compensation claims in states that the Company performs services. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $3,257,608, $3,630,004 and $2,252,921, for the years ended March 31, 2005, 2004 and 2003, respectively.

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

Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its general liability retention and workers' compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting there from are reflected in current results of operations.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2005, 2004 and 2003

16.   Contingencies

The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability and workers' compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation and airport wheelchair operations related claims and $5,000 per occurrence on the aviation related claims except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

The Company has employment agreements with its Executive Vice President/Chief Operating Officer (COO) and its Vice-President of Aviation (VP). The agreement with the COO is for a three year period expiring September 2007. The terms of the agreement call for severance payments and specified benefits of approximately $270,000 depending upon the reason for termination. The agreement with the VP is for a three year period expiring March 2006. The terms of this agreement call for severance payments and specified benefits in the approximate range of $175,000 - $200,000 depending upon the date of termination.

17.   Lease Commitments

The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $952,166, $947,539 and $872,980, for the years ended March 31, 2005, 2004 and 2003, respectively.

The Company leases certain equipment and vehicles under agreements which are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2005 are $714,149 and $625,421 and at March 31, 2004 are $762,083 and $573,422,
respectively.

The future minimum payments under long-term non-cancelable capital and operating lease agreements are as follows:

                                            Capital              Operating
                                            Leases                Leases

Year ending: March 31, 2006                $ 31,726             $  785,821
             March 31, 2007                  33,982                669,718
             March 31, 2008                   8,501                508,566
             March 31, 2009                      --                332,836
             March 31, 2010                      --                236,511
             Later years                         --                366,320
                                           --------             ----------
                                             74,209              2,899,772
Amounts representing interest                (6,671)                    --
                                           --------             ----------

Total                                      $ 67,538             $2,899,772
                                           ========             ==========

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2005, 2004 and 2003

18.   Other Commitments

On March 31, 2004, the Company settled a dispute with a uniform cleaning service which calls for the Company to pay $1,756 per week for 344 weeks or a total amount of $604,133 ending in fiscal 2011. The expense recorded in connection with weekly payments under this agreement amounted to $87,800 for the year ended March 31, 2005.

The required future minimum payments under the agreement are as follows:

Year ending: March 31, 2006                                       $ 91,322
             March 31, 2007                                         91,322
             March 31, 2008                                         91,322
             March 31, 2009                                         91,322
             March 31, 2010                                         91,322
             Later years                                            59,723
                                                                  --------

Total                                                             $516,333
                                                                  ========

19.   Stock Option Plan and Warrants

In November 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price which cannot be less than the fair market value of the shares on the date the options are granted. In February 2001 and August 2004, options to purchase 225,000 and 200,000 shares, respectively, of common stock were issued and in April 2002, August 2003 and April 2004, options to purchase 50,000, 20,000 and 75,000 shares, respectively, were cancelled due to terminations of employment. The outstanding options are exercisable at any time before January 31, 2011, at $.75 per share.

On May 21, 2004, GCM Securities Partners, LLC ("GCM") purchased from Reliance Security Group, plc ("Reliance") securities which included: (i) a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $1.03125 per share and (ii) a warrant to acquire 2,298,092 shares of the Company's common stock at an exercise price of $1.25 per share. In November 2004, the Company received proceeds of $154,687 in connection with the exercise of the warrant to purchase 150,000 shares of the Company's common stock. The remaining outstanding warrants expire on November 12, 2005.

On August 30, 2004 (the "Effective Date"), the Company issued stock options to the Chief Operating Officer (the "Executive") to purchase 500,000 shares of the Company's common stock at an exercise price of $1.35 per share. The options vest, and may be exercised by the Executive with respect to 200,000 shares on the Effective Date and commencing one year after the Effective Date, 12,500 shares per month through August 2007.

In March 2002, the Company issued warrants for 10,000 shares of common stock to each of three of the Company's directors at an exercise price of $.82 per share, the fair market value at the time of the grant. In February 2005, the Company received proceeds of $8,200 in connection with the exercise of warrants to purchase 10,000 shares of the Company's common stock. The remaining warrants expired on February 28, 2005.

In March 2002, the Company issued warrants for 100,000 shares of common stock to individuals associated with a consulting agreement at an exercise price of $.75. During the three months ended March 31, 2005, the Company received proceeds of $75,000 in connection with the exercises of warrants to purchase 100,000 shares of the Company's common stock.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2005, 2004 and 2003

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

The following is a summary of activity related to all Company stock option and warrant arrangements:

                                                 Options                           Warrants
                                       ----------------------------      ----------------------------
                                          Exercise       Number of          Exercise        Number of
                                           Price           Shares             Price           Shares
                                       --------------    ----------      ---------------    ---------
Outstanding at March 31, 2002          $.75  -  $1.25     1,237,959      $.82  -   $1.25    2,682,577

    Issued                                                                .75                 100,000
    Expired                             .75                 (50,000)
                                       --------------    ----------      ---------------    ---------

Outstanding at March 31, 2003           .75  -   1.25     1,187,959       .75  -    1.25    2,782,577

    Issued
    Forfeited                           .75  -   1.25    (1,032,959)
                                       --------------    ----------      ---------------    ---------

Outstanding at March 31, 2004           .75                 155,000       .75  -    1.25    2,782,577

    Issued                             1.35                 700,000
    Exercised                                                             .75  -    1.03     (260,000)
    Forfeited                           .75                 (75,000)     1.25                (204,485)
    Expired                                                               .82                 (20,000)
                                       --------------    ----------      ---------------    ---------

Outstanding at March 31, 2005          $.75  -  $1.35       780,000     $1.25               2,298,092
                                       ==============    ==========      ===============    =========

At March 31, 2005 there were 780,000 and 2,298,092 options and warrants outstanding, respectively, exercisable at prices ranging from $.75 to $1.35, and 3,298,092 shares reserved for issuance under all stock arrangements.

Significant option and warrant groups outstanding at March 31, 2005 and the related weighted average exercise price and life information are as follows:

                                                                                Weighted             Weighted
                                     Options/             Options/              Average              Average
   Range of                          Warrants             Warrants              Exercise            Remaining
Exercise Price                      Outstanding          Exercisable            Price              Life (years)
---------------                     -----------          -----------            --------           ------------
$.75  -  $1.350                        780,000              360,000              $1.288                8.13

     1.250                           2,298,092            2,298,092               1.250                 .62
                                     ---------            ---------

$.75  -  $1.350                      3,078,092            2,658,092               1.260                2.52
                                     =========            =========

As discussed in Note 1, the Company adopted the provisions of SFAS 148 for the fiscal year ended March 31, 2003. Beginning April 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified or settled after April 1, 2002. For the fiscal year ended March 31, 2005, the fair value of stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

The weighted average estimated value of employee stock options granted during fiscal year 2005 was $.38. The value of options granted in fiscal 2005 was estimated at the date of grant using the following weighted average assumptions: dividend yield of 0.00%; stock price historical volatility factor of 42.9%; expected life of 3 years; and risk-free interest rate of 3.64%. There was no cost related to stock-based employee compensation included in the determination of net income (loss) for the fiscal years ended March 31, 2004 and 2003 since there were no employee awards granted during these years.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2005, 2004 and 2003

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest. The Company is required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The impact of the adoption of SFAS 123R cannot be predicted because it will depend on levels of stock options and any other forms of share-based payments granted in the future.

20. Income Taxes

Income tax benefit (expense) for the years ended March 31 consists of the following:

                                              2005                2004               2003
Current:
  Federal                                 $     --         $   (76,203)       $        --
  State and local                               --             (15,340)          (185,323)
                                          --------         -----------         ----------
                                                --             (91,543)          (185,323)
                                          --------         -----------         ----------
Deferred:
  Federal                                  207,875                  --         (1,020,000)
  State and local                           59,575                  --           (280,000)
                                          --------         -----------         ----------
                                           267,450                  --         (1,300,000)
                                          --------         -----------         ----------
     Income tax benefit (expense)         $267,450         $   (91,543)       $(1,485,323)
                                          ========         ===========         ==========

The differences (expressed as a percentage of pretax income) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

                                             2005          2004          2003

Statutory federal income tax rate            34.0          34.0          34.0
State and local income taxes                  9.8           9.8           9.8
Valuation allowance and reserves              1.8          16.7           7.0
Permanent differences                        (4.9)        (18.5)          2.2
Other                                          --           (.2)          (.2)
                                            -----         -----         -----

  Effective tax rate                         40.7%         41.8%         52.8%
                                            =====         =====         =====

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2005, 2004 and 2003

The significant components of deferred tax assets and liabilities as of March 31, 2005 and 2004 are as follows:

                                                                  2005               2004
Current deferred tax assets:
  Accounts receivable                                      $    38,185        $    64,953
  Accrued expenses                                             106,207            102,835
  Contingency reserves                                          11,610            187,445
                                                           -----------        -----------
                                                               156,002            355,233
Valuation allowance                                           (140,216)          (355,233)
                                                           -----------        -----------

    Net current deferred tax asset                         $    15,786        $        --
                                                           ===========        ===========

Non-current deferred tax assets (liabilities):
  Equipment                                                $   (76,614)       $   (77,399)
  Intangible assets                                            606,973            710,236
  Self-insurance                                               182,083            172,985
  Workers compensation reserve                                 195,158             67,243
  Net operating loss carryover                               1,042,484            639,102
  Income tax credits                                            84,790             84,790
  Employee stock compensation                                   45,750                 --
                                                           -----------        -----------
                                                             2,080,624          1,596,957
Valuation allowance                                         (1,828,960)        (1,596,957)
                                                           -----------        -----------

    Net non-current deferred tax asset                     $   251,664        $        --
                                                           ===========        ===========

The valuation allowance increased by $16,986 during the year ended March 31, 2005 and decreased by $89,270 and $20,377 during the years ended March 31, 2004 and 2003, respectively. The Company has determined based on its expectations for the future, that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2005. Federal net operating loss carryforwards were approximately $2,424,381 at March 31, 2005. This amount may be limited on an annual basis due to the change in ownership during the fiscal year. They begin to expire in 2010.

The Company has wage tax credits in the amount of $8,587 that expire in 2018 and alternative minimum tax credits in the amount of $76,203 that carryforward indefinitely.

21.   Related Party Transactions

In addition to an annual directors fee of $10,000 effective September 2004 and payment of fees for attending board meetings in the amount of $1,000, for each meeting attended, for the years ended March 31, 2005, 2004 and 2003, various former directors received fees for their services on various committees of the Company. The expenses paid in connection with services rendered for committees by such former directors amounted to $33,253, $77,201 and $101,855 for the years ended March 31, 2005, 2004 and 2003, respectively.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2005, 2004 and 2003

22.   Quarterly Results (unaudited)

Summary data relating to the results of operations for each quarter for the years ended March 31, 2005 and 2004 follows:

                                                                       Three Months Ended
                                             --------------------------------------------------------------------
                                               June 30           Sept. 30            Dec. 31            March 31
                                             -----------        -----------        -----------        -----------
Fiscal year 2005
 Guard service revenue                       $19,087,924        $20,373,272        $20,172,717        $19,690,847
 Administrative service revenue                   80,823             81,899             84,907             82,355
                                             -----------        -----------        -----------        -----------
   Total revenue                              19,168,747         20,455,171         20,257,624         19,773,202
                                             -----------        -----------        -----------        -----------
 Gross profit                                  2,379,967          2,932,873          2,821,125          2,388,561
 Net income (loss)                              (440,048)          (112,862)           183,997            (21,342)
 Net income (loss)
   per common share (basic)                        (0.08)             (0.02)              0.02               0.00
   per common share (diluted)                        n/a                n/a               0.02               0.00

Fiscal year 2004
 Guard service revenue                        16,491,557         18,897,778         20,521,150         19,658,287
 Administrative service revenue                   82,268             85,658             88,803             79,281
                                             -----------        -----------        -----------        -----------
   Total revenue                              16,573,825         18,983,436         20,609,953         19,737,568
                                             -----------        -----------        -----------        -----------
 Gross profit                                  2,744,478          3,003,986          2,800,971          2,410,234
 Net income (loss)                              (134,977)           247,207             25,134           (447,772)
 Net income (loss)
   per common share (basic)                        (0.03)              0.03               0.00              (0.08)
   per common share (diluted)                        n/a               0.03                n/a              (0.08)

The fourth quarter 2005 loss includes: (i) an accrual in the amount of $210,315 arising from the payment by the Company of certain legal fees and expenses primarily in connection with the conversion of the Company's preferred stock into common stock by certain shareholders and (ii) a non-cash charge for recognition of employee stock compensation cost in the amount of $60,650 (net of tax benefit).

The fourth quarter 2004 loss includes a decrease in provisions for contingencies in the amount of $238,000 relating to the removal of an estimated liability for which a valid agreement did not exist. Also, an accrual in the amount of $146,280 was recorded during the quarter ended December 31, 2003 in connection with a severance payment made to the former Chief Financial Officer.

Schedule II

                          COMMAND SECURITY CORPORATION

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                              Against
                                                              Amounts
                                                               Due to                                                Uncollectible
                                 Balance at    Charged to  Administrative  Charged                     Accounts         Balance
                                 Beginning     Costs and      Service      to Other                    Written         at End of
                                 of Period      Expenses      Clients      Accounts     Recoveries       Off            Period
                                 ----------    ----------  --------------  ---------    ----------    ----------     -------------
Year ended March 31, 2005:
Deducted from asset accounts:
   Allowance for
     doubtful accounts
     receivable - current
     maturities                  $  361,865      $277,205    $(52,800)      $(17,185)      $55,974      $211,646        $  301,465

   Allowance for
     billing adjustments            965,373                                  965,373

Year ended March 31, 2004:
Deducted from asset accounts:
   Allowance for
     doubtful accounts
     receivable - current
     maturities                   2,432,337       154,401      43,015         43,752       198,547     2,113,093           361,865

   Allowance for
     billing adjustments          1,000,000                                   34,627                                       965,373

Year ended March 31, 2003:
Deducted from asset accounts:
   Allowance for
     doubtful accounts
     receivable - current
     maturities                     383,110     2,659,830      62,315        114,640         1,946       785,612         2,432,337

   Allowance for
     billing adjustments                                                   1,000,000                                     1,000,000

See auditor's report