Form 10-Q
period 2005-06-30
COMMAND SECURITY CORP
filed 2005-08-11
CIK 864509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2005
                               --------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               --------------     --------------


                         Commission file number 0-18684
                                                -------

                          Command Security Corporation
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             New York                                          14-1626307
------------------------------------                     -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

 Lexington Park, LaGrangeville, New York                           12540
--------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (845) 454-3703
                                                  --------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|      No  | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  | |      No  |X|

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 8,700,459 (as of August 5, 2005).

                          COMMAND SECURITY CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         Page No.
          ---------------------                                         --------

Item 1.   Financial Statements
          Condensed Statements of Operations -
          three  months ended June 30, 2005
          and 2004 (unaudited)                                            3

          Condensed Balance Sheets -
          June  30,  2005  (unaudited)
          and March 31, 2005                                              4

          Condensed Statements of Stockholders'
          Equity - three months ended June 30,
          2005 and 2004 (unaudited)                                       5

          Condensed Statements of Cash Flows -
          three months ended June 30, 2005 and
          2004 (unaudited)                                                6-7

          Notes to Condensed Financial Statements                         8-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   11-16

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                               17

Item 4.   Controls and Procedures                                         17-18

PART II.  OTHER INFORMATION
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                19

Signatures                                                                20


Exhibit 31.1      Certification of Barry I. Regenstein                    21
Exhibit 31.2      Certification of Barry I. Regenstein                    22
Exhibit 32.1      ss.1350 Certification of Barry I. Regenstein            23
Exhibit 32.2      ss.1350 Certification of Barry I. Regenstein            24
Exhibit 99.1      Press release dated August 11, 2005                    25-27

Part I.  Financial Information

Item 1.  Financial Statements


                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended
                                                          ------------------------------
                                                              June 30            June 30
                                                                 2005               2004
                                                                 ----               ----
Revenues                                                  $20,908,637        $19,168,747

Cost of revenues                                           18,186,556         16,788,780
                                                          -----------        -----------

Gross profit                                                2,722,081          2,379,967
                                                          -----------        -----------
Operating expenses
  General and administrative                                2,340,495          2,772,435
  Provision for doubtful accounts, net                         74,940            (48,151)
                                                          -----------        -----------
                                                            2,415,435          2,724,284
                                                          -----------        -----------

Operating income (loss)                                       306,646           (344,317)

Interest income                                                50,792             18,686
Interest expense                                             (111,056)          (116,817)
Equipment dispositions                                          3,800              2,400
                                                          -----------        -----------
Income (loss) before income taxes                             250,182           (440,048)
Provision for income taxes                                         --                 --
                                                          -----------        -----------

Net income (loss)                                             250,182           (440,048)

Preferred stock dividends                                          --            (38,413)
                                                          -----------        -----------
Net income (loss) applicable to
 common stockholders                                      $   250,182        $  (478,461)
                                                          ===========        ===========

Net income (loss) per common share
Basic                                                     $       .03        $     (0.08)
                                                          ===========        ===========
Diluted                                                   $       .03        $   n/a
                                                          ===========        ===========

Weighted average number of common shares outstanding
Basic                                                       7,779,878          6,368,609
                                                          ===========        ===========
Diluted                                                     8,691,274            n/a
                                                          ===========        ===========


            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                                                                  June 30,            March 31,
                                                                                                    2005                2005
                                                                                                -----------         -------------
Current assets:

Cash and cash equivalents                                                                       $ 1,730,836         $  2,511,050
  Accounts receivable, net of allowance for
    doubtful accounts of $319,284 and $301,465, respectively                                     14,000,950           13,075,957
  Prepaid expenses                                                                                  469,721              788,045
  Other assets                                                                                    3,356,515            2,627,540
                                                                                                -----------         ------------
    Total current assets                                                                         19,558,022           19,002,592
                                                                                                -----------         ------------

 Furniture and equipment at cost, net                                                               424,315              427,673
                                                                                                -----------         ------------
ther assets:
 Intangible assets, net                                                                             151,565              174,896
 Restricted cash                                                                                     72,478               72,010
 Other assets                                                                                       563,759              560,255
                                                                                                -----------         ------------
    Total other assets                                                                              787,802              807,161
                                                                                                -----------         ------------

       Total assets                                                                             $20,770,139          $20,237,426
                                                                                                ===========         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks issued in advance of deposits                                                          $   899,579         $    495,249
  Current maturities of long-term debt                                                               35,497               26,699
  Current maturities of obligations under capital leases                                             26,505               27,475
  Short-term borrowings                                                                           5,089,239            4,811,774
  Accounts payable                                                                                  630,133              399,374
  Due to service companies                                                                          188,129              160,115
  Accrued expenses and other liabilities                                                          8,728,244            9,402,835
                                                                                                -----------         ------------
     Total current liabilities                                                                   15,597,326           15,323,521

Insurance reserves                                                                                  409,780              423,449
Long-term debt, due after one year                                                                   50,687               41,066
Obligations under capital leases, due after one year                                                 33,237               40,063
                                                                                                -----------         ------------
    Total liabilities                                                                            16,091,030           15,828,099
                                                                                                -----------         ------------

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                                                            --                   --
  Common stock, $.0001 par value                                                                        778                  778
  Additional paid-in capital                                                                     10,368,182           10,348,582
  Accumulated deficit                                                                            (5,689,851)          (5,940,033)
                                                                                                -----------         ------------
    Total stockholders' equity                                                                    4,679,109            4,409,327
                                                                                                -----------         ------------

      Total liabilities and stockholders' equity                                                $20,770,139         $ 20,237,426
                                                                                                ===========         ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                               Additional
                                                                Preferred          Common        Paid-In            Accumulated
                                                                  Stock             Stock        Capital              Deficit
                                                               ----------          ------      -----------          -----------
Balance at March 31, 2004                                      $2,033,682          $  629      $ 8,009,175          $(5,549,778)

Preferred stock dividends                                                                          (38,413)

Preferred stock conversion                                     (2,033,682)            123        2,033,559

Net loss - three months ended June 30, 2004                                                                            (440,048)
                                                               ----------          ------      -----------          -----------

Balance at June 30, 2004                                               --             752       10,004,321           (5,989,826)

Warrants exercised                                                                     26          237,861

Employee stock compensation                                                                        106,400

Net income - nine months ended
  March 31, 2005                                                                                                         49,793
                                                               ----------          ------      -----------          -----------

Balance at March 31, 2005                                              --             778       10,348,582           (5,940,033)

Employee stock compensation                                                                         19,600

Net income - three months ended June 30, 2005                                                                           250,182
                                                               ------------        ------      -----------          -----------

Balance at June 30, 2005                                $      $       --          $  778      $10,368,182          $(5,689,851)
                                                               ===========         ======      ===========          ===========

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                                June 30,             June 30,
                                                                                                  2005                 2004
                                                                                                 ------               ------
Cash flow from operating activities:
  Net income (loss)                                                                            $ 250,182           $  (440,048)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
   Depreciation and amortization                                                                  74,356               109,974
   Provision for doubtful accounts, net                                                           74,940               (48,151)
   Gain on equipment dispositions                                                                 (3,800)               (2,400)
   Employee stock compensation                                                                    19,600                    --
   Deferred income taxes                                                                              --                    --
   Insurance reserves                                                                            (47,880)               25,727
   Decrease (increase) in receivables, prepaid expenses
    and other current assets                                                                  (1,414,555)            5,471,202
   Decrease in accounts payable and other current liabilities                                   (381,607)             (621,943)
                                                                                             -----------           -----------
     Net cash (used in) provided by operating activities                                      (1,428,764)            4,494,361
                                                                                             -----------           -----------

Cash flows from investing activities:
  Purchases of equipment                                                                         (21,120)              (13,629)
  Proceeds from equipment dispositions                                                             3,800                 2,400
  Principal collections on notes receivable                                                        --                   14,900
                                                                                             -----------           -----------
     Net cash (used in) provided by investing activities                                         (17,320)                3,671
                                                                                             -----------           -----------

Cash flows from financing activities:
  Net advances (repayments) on line-of-credit                                                    566,884            (4,929,358)
  Increase in checks issued in advance of deposits                                               404,330               845,506
  Principal payments on other borrowings                                                        (297,548)             (391,514)
  Principal payments on capital lease obligations                                                 (7,796)              (22,666)
                                                                                             -----------           -----------
     Net cash used in financing activities                                                       665,870            (4,498,032)
                                                                                             -----------           -----------

Net change in cash and cash equivalents                                                         (780,214)                   --

Cash and cash equivalents, at beginning of period                                              2,511,050                    --
                                                                                             -----------           -----------

Cash and cash equivalents, at end of period                                                  $ 1,730,836           $        --
                                                                                             ===========           ===========


     See accompanying notes to condensed financial statements.       (Continued)

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Supplemental Disclosures of Cash Flow Information

 Cash paid during the three months ended June 30 for:     2 0 0 5       2 0 0 4
                                                          -------       -------
 Interest                                                $110,380      $133,913
 Income taxes                                               9,976        39,234


Supplemental Schedule of Non-Cash Investing and Financing Activities

For the three months ended June 30, 2005, the Company purchased transportation equipment with direct installment financing of $26,548. This amount has been excluded from the purchases of equipment and proceeds from long-term debt on the condensed statements of cash flows.

During the three months ended June 30, 2004, the holder of 12,325.35 shares of the Company's Series A convertible preferred stock converted such shares into 1,232,535 shares of common stock. The debit to preferred stock of $2,033,682 and credits to common stock of $123 and additional paid-in capital of $2,033,559 have been excluded in the condensed statements of cash flows.

For the three months ended June 30, 2004, the Company accrued dividends of $38,413 on its Series A convertible preferred stock. These charges to additional paid-in capital and credits to dividends payable have been excluded in the condensed statements of cash flows.




            See accompanying notes to condensed financial statements.

                         COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the fiscal year ended March 31, 2005.

      The financial statements for the interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2006. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows as of, and for the periods, indicated therein. Except for provisions in connection with the change in the Company's management and Board of Directors in August 2004, including the resignation of the Company's former Chief Executive Officer, and related legal expenses, all such adjustments are of a normal recurring nature.

1.    Short-Term Borrowings:

      In December 2003, the Company entered into a three year agreement with CIT Group/Business Credit, Inc. ("CIT") under a loan and security agreement (the "Agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the Agreement, but in no event in excess of $15,000,000. The Agreement also provides for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit is offset by a reserve against all outstanding payroll checks. The revolving loan bears interest at the prime rate, as defined, plus 1.25% per annum (7.50% at June 30, 2005) on the greater of : (i) $5,000,000 or
      (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during a month (see below).

      The Company relies on its revolving loan from CIT for its operating and working capital. The loan contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to require immediate repayment of all borrowings then outstanding, and to terminate the Agreement, unless the Company remedies or CIT waives the breach. At June 30, 2005, the Company had borrowed $5,089,239 representing approximately 71% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the Agreement. However, as the business grows and produces new receivables, up to $9,910,761 could additionally be available to borrow under the Agreement.

2.    Other Assets:

        Other assets consist of the following:

                                                   June 30,          March 31,
                                                    2005               2005
                                                 -----------        -----------

        Workers' compensation insurance          $ 3,189,148        $ 2,438,274
        Other receivables                            236,615            321,654
        Security deposits                            225,361            159,284
        Deferred tax asset                           267,450            267,450
        Other                                          1,700              1,133
                                                 -----------        -----------
                                                   3,920,274          3,187,795
        Current portion                           (3,356,515)        (2,627,540)
                                                 -----------        -----------

          Total non-current portion              $   563,759        $   560,255
                                                 ===========        ===========

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Accrued Expenses and Other Liabilities:

      Accrued expenses and other liabilities consist of the following:

                                                       June 30,        March 31,
                                                        2005             2005
                                                     ----------       ----------
        Payroll and related expenses                 $3,331,919       $3,242,696
        Insurance                                     2,676,164        2,279,948
        Customer prepayments, net                     2,130,096        3,170,195
        Other                                           590,065          709,996
                                                     ----------       ----------

        Total                                        $8,728,244       $9,402,835
                                                     ==========       ==========

4.    Insurance Reserves:

      The Company has an insurance policy covering workers' compensation claims in States that the Company performs services. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $759,370 and $874,532, for the three months ended June 30, 2005 and 2004, respectively.

      The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. On the aviation-related business, as of October 1, 2002, the Company acquired a policy with a $25,000,000 limit per occurrence. From October 17, 2003 to October 17, 2004, the Company had an excess general liability insurance policy covering aviation claims for an additional $25,000,000 in the aggregate. As of October 1, 2004, the Company acquired a policy with a $30,000,000 limit per occurrence. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair operations and $5,000 on the aviation related policy except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

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

5.    Preferred Stock:

      The Company had issued and outstanding 12,325 shares of Series A preferred stock. The holders of Series A preferred stock were entitled to receive annual cash dividends equal to 8% of the liquidation value of their shares, payable quarterly. As of June 25, 2004, the preferred stock was converted into 1,232,535 shares of common stock.

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

6.    Net Income/(Loss) per Common Share:

      Under the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the three months ended June 30, 2005 because of the effect of the assumed issuance of common shares would have if outstanding stock options and warrants were exercised. No diluted earnings (loss) per share are presented for the three months ended June 30, 2004 because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding was antidilutive.

      For the three months ended June 30, 2004, the basic weighted average number of common shares outstanding includes the weighted average of 6,287,343 shares of common stock outstanding through June 24, 2004 and 7,519,878 shares of common stock outstanding as of June 25, 2004 through June 30, 2004. The additional 1,232,535 shares of common stock were issued by the Company upon the conversion of preferred stock into common stock as of June 25, 2004.

7.    Contingencies:

      The nature of the Company's business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded or substantial amounts paid in settlement. The Company maintains general liability and worker's compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation and airport wheelchair operations related claims and $5,000 per occurrence on the aviation related claims except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

8.    Reclassifications:

      Certain amounts have been reclassified to conform with the Company's fiscal 2006 presentation. These reclassifications had no impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's condensed financial statements and the related notes thereto contained in this report.

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words "outlook", "intend", "plans", "efforts", "anticipates", "believes", "expects" or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified at the end of this Item 2. The actual results may vary significantly based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions, changes in the financial condition of certain of the Company's customers and changes in economic conditions of the various markets the Company serves. Actual future results may differ materially from any results suggested in the following statements.

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

Revenue Recognition

The Company records revenue as services are provided to its customers. Revenue consists primarily of aviation and security guard services, which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to other guard companies are calculated as a percentage of the administrative service client's revenue and are recognized when billings for the related guard services are generated.

Trade Receivables

The Company periodically evaluates the requirement for providing for billing adjustments and/or credit losses on its accounts receivables. The Company provides for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and the Company's overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.

Insurance Reserves

General liablility estimated accrued liabilities are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims, historical trends and data.

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

Accounting for stock options

In December 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of SFAS No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Since SFAS 148 was adopted during fiscal year ended March 31, 2003, the Company could elect to adopt any of the three transitional recognition provisions. The Company has chosen to adopt the prospective method of accounting for stock-based compensation. The adoption of SFAS 148 resulted in a non-cash charge of $19,600 for employee compensation cost for the three months ended June 30, 2005.

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

Results of Operations

Revenues

Revenues increased $1,739,890, or 9.1%, for the three months ended June 30, 2005 compared with the same period of the prior year. The increase is primarily due to higher revenues of approximately $1,500,000 during the three months ended June 30, 2005 in the Aviation division as a result of expanded services from:
(i) new and existing airline customers at the Company's terminal operations at John F. Kennedy International Airport in New York, Baltimore/Washington International Airport in Maryland and Los Angeles International Airport in California and (ii) a new contract which commenced in January 2005 with a group of airlines in Portland, Maine.

Gross Profit

Gross profit increased by $342,114, or 14.4%, for the three months ended June 30, 2005 compared with the same period of the prior year. The increase for the three months ended June 30, 2005 is due mainly to expanded services with new and existing customers as noted above and the absence of additional workers' compensation costs incurred in the prior year period.

General and Administrative Expenses

General and administrative expenses decreased by $431,940, or 15.6%, for the three months ended June 30, 2005 compared with the same period of the prior year. The decrease was primarily due to lower (i) payroll and related costs associated with the Company's reorganization of its sales and marketing personnel and (ii) professional fees.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $123,091 from a recovery of $48,151 in the prior year period to a provision of $74,940 for the three months ended June 30, 2005.

Management periodically evaluates the requirement for providing for credit losses on its accounts receivable. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, creditworthiness of the customer, prior payment performance, age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will increase in future periods nor is it believed by management that the increase during the three months ended June 30, 2005 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on: (i) cash balances; (ii) trust funds for potential future workers' compensation claims and
(iii) financing income from the Company's service agreement customers, for the three months ended June 30, 2005 increased by $32,106 compared with the same period of the prior year.

Interest Expense

Interest expense for the three months ended June 30, 2005 decreased slightly compared with the same period of the prior year due mainly to lower average outstanding borrowings under the Company's commercial revolving loan agreement, which was partially offset by an increase in the weighted average interest rate.

Equipment Dispositions

The gain on equipment dispositions of $3,800 for the three months ended June 30, 2005, was comparable with the same period of the prior year. Equipment dispositions are a result of vehicles, office equipment and security equipment sold at prices above or below book value.

Liquidity and Capital Resources

The Company pays employees and administrative service clients on a weekly basis, while customers pay for services generally within 60 days after billing by the Company. In order to fund payroll and operations, the Company maintains a commercial revolving loan arrangement, currently with CIT.

CIT Revolving Loan

The CIT financing agreement (the "Agreement") has a term of three years ending December 12, 2006 and provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. The Agreement also provides for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit is offset by a reserve against all outstanding payroll checks. The revolving loan bears interest at the prime rate, as defined, plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during such month (see below). Costs to close the loan totaled $279,963 and are being amortized over the three year life of the Agreement.

At  June  30,   2005,   the  Company  had  borrowed   $5,089,239,   representing
approximately 71% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the Agreement.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to require immediate repayment of all borrowings then outstanding, and to terminate the Agreement, unless the Company remedies or CIT waives the breach.

Financing

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

On July 27, 2005, the Company received a notice of exercise of 920,581 warrants to purchase common stock of the Company at an exercise price of $1.25 per share. The proceeds from such exercise of $1,150,726 will be included in common stock and additional paid-in capital in the second quarter of fiscal 2006.


Working Capital

Working capital increased by $281,625 to $3,960,696 as of June 30, 2005, from $3,679,071 as of March 31, 2005 primarily due to higher receivables associated with expanded services being provided to new and existing airline customers.

The Company experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $899,579 as of June 30, 2005, compared with $495,249 at March 31, 2005. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially from the results contemplated by these forward-looking statements and are qualified by the section below entitled "Forward Looking Statements".

Financial Results

Future revenue will be largely dependent upon the Company's ability to gain additional revenue in the Guard and Aviation divisions at acceptable margins while minimizing terminations of existing clients. The revenue of the Guard division has stabilized over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by the Company. Recently, the Company's Aviation division has been successful in obtaining two new service contracts, one of which represents a new airport location for such division, which commenced in the first quarter of calendar 2005.

The Company's gross profit margin increased to 13.0% of revenue for the quarter ended June 30, 2005 compared with 12.4% of revenue for the same period of the previous year. The Company expects gross profit margins to average approximately 13.5% of revenue for fiscal year 2006 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of the Company's cost structures and workers' compensation experience ratings.

A cost reduction program was instituted in October 2004 which is expected to reduce the Company's general and administrative expenses for both the remainder of fiscal 2006 and future periods. Additional cost reduction opportunities are being pursued as they are determined.

The aviation division represents approximately 64% of the Company's total revenue, and Delta Airlines ("Delta"), at annual billings of approximately $13,000,000, is the largest customer of the Aviation division, representing approximately 25% of the aviation division's and 16% of the Company's total revenues. Due to the existing limitations under the CIT credit line, discussed below, the Company is restricted from borrowing against Delta's accounts receivable. In the event of a bankruptcy by Delta, Northwest Airlines ("Northwest") or another airline customer, the Company's earnings could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from the Company. Liquidity would also be affected, but to a limited extent due to existing limitations under the CIT credit line.

The Company is concerned about the possibility of Delta and/or Northwest filing for bankruptcy, and to reduce exposure to such bankruptcy filings, management proposed and Delta accepted during the prior fiscal year prepayment terms for services to be performed at applicable airport locations, as defined. In the event of a Delta and/or Northwest bankruptcy, payments received in the 90 days prior to Delta and/or Northwest's filing for bankruptcy may be alleged preferential payments under the federal bankruptcy rules and a demand could be made on the Company to return some or all of the payments made by Delta and/or Northwest within such 90-day period. CIT has established specific reserves for all Delta, US Air and ATA Airlines accounts receivable; United Airlines accounts receivable in excess of $350,000; Northwest accounts receivable in excess of $300,000; and an additional general airline reserve of $1,000,000, thereby reducing the Company's current cash availability for borrowing by approximately $1,700,000. As of the close of business, August 5, 2005, the Company's cash availability was approximately $2,000,000 which is believed to be sufficient to meet its needs for the foreseeable future barring further increased reserves imposed by CIT.

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

Airline Industry Concerns

Several of the Company's aviation clients filed for bankruptcy protection during fiscal 2005 and 2003. The aviation industry continues to struggle with various challenges including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation clients could have a material adverse impact on the Company's liquidity, results of operations and financial condition. The possibility of bankruptcy filings by Delta and Northwest remain. Certain consequences of such filings are discussed above in the "Outlook" section.

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

Competition

The Company's assumptions regarding anticipated results depend largely upon the Company's ability to retain substantially all of its current clients. Retention is affected by several factors including, but not limited to, regulatory limitations, the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors and continuity of management and non-management personnel. There are several major national competitors with resources greater than those of the Company which, therefore, have the ability to provide service, cost and compensation incentives to our clients and employees which could result in a loss of such clients and/or employees.

Cost Management

The Company's ability to realize expectations will be largely dependent upon management and its ability to maintain profit margins, which in turn will be determined in large part by management's control over costs and increased pressure on its vendors to reduce their costs. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs.

Collection of Accounts Receivable

Management has no definite basis to believe that default in payment of accounts receivable by the Company's aviation and security guard customers or administrative service clients will occur. However, the aviation industry in general and Delta and Northwest, in particular, pose a high degree of risk. Any such default by one or more significant clients due to bankruptcy or otherwise, could have a material adverse impact on the Company's liquidity, results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT. Based on the Company's average outstanding balances during the three months ended June 30, 2005, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $40,000 over the remainder of fiscal 2006.

Item 4. Controls and Procedures

The Company maintains "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Operating Officer and Chief Financial Officer has concluded that such controls and procedures are effective at the reasonable assurance level.

An evaluation was performed under the supervision and with the participation of management, including the Company's Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005. There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          Exhibit 99.1 Press Release dated August 11, 2005.


    (b)   Reports on Form 8-K during the quarter ended June 30, 2005

          None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION


Date: August 11, 2005                  By: /s/ Barry I. Regenstein
                                          ------------------------
                                          Barry I. Regenstein
                                          Principal Executive and Principal
                                          Financial Officer