Form 10-Q
period 2005-09-30
COMMAND SECURITY CORP
filed 2005-11-10
CIK 864509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005
                                ----------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

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

Yes |_|     No |X|

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 8,760,459 (as of November 3, 2005).

                          COMMAND SECURITY CORPORATION
                                      INDEX

PART I.     FINANCIAL INFORMATION                                       Page No.

Item 1.     Financial Statements
            Condensed Statements of Operations -
            three and six months ended September 30, 2005
            and 2004 (unaudited)                                           3

            Condensed Balance Sheets -
            September 30, 2005 (unaudited) and March 31, 2005              4

            Condensed Statements of Stockholders' Equity -
            six months ended September 30, 2005 and 2004
            (unaudited)                                                    5

            Condensed Statements of Cash Flows -
            six months ended September 30, 2005 and 2004
            (unaudited)                                                    6-7

            Notes to Condensed Financial Statements                        8-10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  11-17

Item 3.     Quantitative and Qualitative Disclosures about Market Risk     18

Item 4.     Controls and Procedures                                        18

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               19

Signatures                                                                 20

Exhibit 31.1   Certification of Barry I. Regenstein                        21
Exhibit 31.2   Certification of Barry I. Regenstein                        22
Exhibit 32.1   ss.1350 Certification of Barry I. Regenstein                23
Exhibit 32.2   ss.1350 Certification of Barry I. Regenstein                24

Part I.  Financial Information

Item 1.  Financial Statements

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended                Six Months Ended
                                                        -----------------------------     -----------------------------
                                                        September 30     September 30     September 30     September 30
                                                                2005             2004             2005             2004
                                                        ------------     ------------     ------------     ------------
Revenues                                                $ 21,932,847     $ 20,455,171     $ 42,841,484     $ 39,623,918

Cost of revenues                                          18,793,013       17,522,298       36,979,569       34,311,078
                                                        ------------     ------------     ------------     ------------

Gross profit                                               3,139,834        2,932,873        5,861,915        5,312,840
                                                        ------------     ------------     ------------     ------------

Operating expenses
   General and administrative                              2,453,046        2,922,039        4,793,541        5,694,474
   Provision for doubtful accounts, net                      924,405           21,888          999,345          (26,263)
                                                        ------------     ------------     ------------     ------------
                                                           3,377,451        2,943,927        5,792,886        5,668,211
                                                        ------------     ------------     ------------     ------------

Operating income (loss)                                     (237,617)         (11,054)          69,029         (355,371)

Interest income                                               58,396           19,696          109,188           38,382
Interest expense                                            (113,890)        (102,225)        (224,946)        (219,042)
Equipment dispositions                                        14,637          (19,279)          18,437          (16,879)
                                                        ------------     ------------     ------------     ------------
Loss before income taxes                                    (278,474)        (112,862)         (28,292)        (552,910)
Provision for income taxes                                        --               --               --               --
                                                        ------------     ------------     ------------     ------------

Net loss                                                    (278,474)        (112,862)         (28,292)        (552,910)

Preferred stock dividends                                         --               --               --          (38,413)
                                                        ------------     ------------     ------------     ------------

Net loss applicable to
 common stockholders                                    $   (278,474)    $   (112,862)    $    (28,292)    $   (591,323)
                                                        ============     ============     ============     ============

Net loss per common share
Basic                                                   $       (.03)    $       (.02)    $        .00     $       (.09)
                                                        ============     ============     ============     ============
Diluted                                                 $        n/a     $        n/a     $        n/a     $        n/a
                                                        ============     ============     ============     ============

Weighted average number of common shares outstanding
Basic                                                      8,401,932        7,519,878        8,090,905        6,944,695
                                                        ============     ============     ============     ============
Diluted                                                          n/a              n/a              n/a              n/a
                                                        ============     ============     ============     ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                                September 30,        March 31,
                                                                         2005             2005
                                                                 ------------     ------------
 Current assets:
 Cash and cash equivalents                                       $  3,160,035     $  2,511,050
  Accounts receivable, net of allowance for
   doubtful accounts of $1,226,798 and $301,465, respectively      13,229,578       13,075,957
  Prepaid expenses                                                    230,551          788,045
 Other assets                                                       1,028,358          347,592
                                                                 ------------     ------------
    Total current assets                                           17,648,522       16,722,644
                                                                 ------------     ------------

  Furniture and equipment at cost, net                                423,398          427,673
                                                                 ------------     ------------

Other assets:
  Intangible assets, net                                              128,235          174,896
  Restricted cash                                                      73,036           72,010
  Other assets                                                        542,775          560,255
                                                                 ------------     ------------
     Total other assets                                               744,046          807,161
                                                                 ------------     ------------

        Total assets                                             $ 18,815,966     $ 17,957,478
                                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks issued in advance of deposits                           $  2,215,393     $    495,249
  Current maturities of long-term debt                                 36,164           26,699
  Current maturities of obligations under capital leases               35,137           27,475
  Short-term borrowings                                             5,143,616        4,811,774
  Accounts payable                                                    444,456          399,374
  Due to service companies                                             77,460          160,115
 Accrued expenses and other liabilities                             4,716,039        7,122,887
                                                                 ------------     ------------

     Total current liabilities                                     12,668,265       13,043,573

Insurance reserves                                                    416,976          423,449
Long-term debt, due after one year                                     41,774           41,066
Obligations under capital leases, due after one year                   48,640           40,063
                                                                 ------------     ------------
    Total liabilities                                              13,175,655       13,548,151
                                                                 ------------     ------------

Stockholders' equity:
  Preferred stock, Series A, $.0001 par value                              --               --
  Common stock, $.0001 par value                                          875              778
  Additional paid-in capital                                       11,607,761       10,348,582
  Accumulated deficit                                              (5,968,325)      (5,940,033)
                                                                 ------------     ------------
    Total stockholders' equity                                      5,640,311        4,409,327
                                                                 ------------     ------------

      Total liabilities and stockholders' equity                 $ 18,815,966     $ 17,957,478
                                                                 ============     ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                    Additional
                                   Preferred         Common           Paid-In       Accumulated
                                     Stock            Stock           Capital         Deficit
                                  ------------     ------------    ------------    ------------
Balance at March 31, 2004         $  2,033,682     $        629    $  8,009,175    $ (5,549,778)

Preferred stock dividends                                               (38,413)

Preferred stock conversion          (2,033,682)             123       2,033,559

Net loss - six months ended
 September 30, 2004                                                                    (552,910)
                                  ------------     ------------    ------------    ------------

 Balance at September 30, 2004              --              752      10,004,321      (6,102,688)

Warrants exercised                                           26         237,861

Stock compensation                                                                      106,400

Net income - six months ended
  March 31, 2005                                                                        162,655
                                  ------------     ------------    ------------    ------------

Balance at March 31, 2005                   --              778      10,348,582      (5,940,033)

Warrants exercised                                           97       1,188,129

Stock compensation                                                                       71,050

Net loss - six months ended
  September 30, 2005                                                                    (28,292)
                                  ------------     ------------    ------------    ------------

Balance at September 30, 2005     $         --     $        875    $ 11,607,761    $ (5,968,325)
                                  ============     ============    ============    ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                 -----------------------------
                                                                 September 30,    September 30,
                                                                     2005             2004
                                                                 ------------     ------------
Cash flow from operating activities:
  Net loss                                                       $    (28,292)    $   (552,910)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
   Depreciation and amortization                                      149,698          214,276
   Provision for doubtful accounts, net                               999,345          (26,263)
   (Gain) loss on equipment dispositions                              (18,437)          16,879
   Stock compensation                                                  71,050               --
   Insurance reserves                                                  (6,473)         (28,764)
   Decrease (increase) in receivables, prepaid expenses
    and other current assets                                       (1,152,888)       6,619,716
   Decrease in accounts payable and other current liabilities      (2,444,422)      (1,266,679)
                                                                 ------------     ------------
     Net cash (used in) provided by operating activities           (2,430,419)       4,976,255
                                                                 ------------     ------------

Cash flows from investing activities:
  Purchases of equipment                                              (27,122)         (15,933)
  Proceeds from equipment dispositions                                  9,895            5,250
  Principal collections on notes receivable                                --           57,407
                                                                 ------------     ------------
     Net cash (used in) provided by investing activities              (17,227)          46,724
                                                                 ------------     ------------

Cash flows from financing activities:
  Net advances (repayments) on line-of-credit                         527,728       (4,704,614)
  Increase in checks issued in advance of deposits                  1,720,144          322,519
  Proceeds from warrant exercises                                   1,188,226               --
  Principal payments on other borrowings                             (319,156)        (521,800)
  Principal payments on capital lease obligations                     (20,311)         (39,997)
  Payment of preferred stock dividends                                     --          (79,087)
                                                                 ------------     ------------
     Net cash used in financing activities                          3,096,631       (5,022,979)
                                                                 ------------     ------------

Net change in cash and cash equivalents                               648,985               --

Cash and cash equivalents, at beginning of period                   2,511,050               --
                                                                 ------------     ------------

Cash and cash equivalents, at end of period                      $  3,160,035     $         --
                                                                 ============     ============

See accompanying notes to condensed financial statements.            (Continued)

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:

                                          2 0 0 5         2 0 0 4
                                       ------------    ------------

Interest                               $    220,555    $    226,806
Income taxes                                 13,976          41,264

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the six months ended September 30, 2005, the Company purchased transportation equipment with direct installment and lease financing of $63,098. This amount has been excluded from the purchases of equipment and proceeds from long-term debt on the condensed statements of cash flows.

The Company may obtain short-term financing to meet its insurance needs. For the six months ended September 30, 2005 and 2004, $106,895 and $90,360, respectively, were borrowed for this purpose. These borrowings have been excluded from the condensed statements of cash flows.

During the six months ended September 30, 2004, the holder of 12,325.35 shares of the Company's Series A convertible preferred stock converted such shares into 1,232,535 shares of common stock. The debit to preferred stock of $2,033,682 and credits to common stock of $123 and additional paid-in capital of $2,033,559 have been excluded in the condensed statements of cash flows.

For the six months ended September 30, 2004, the Company accrued dividends of $38,413 on its Series A convertible preferred stock. These charges to additional paid-in capital and credits to dividends payable have been excluded in the condensed statements of cash flows.

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

1.    Short-Term Borrowings:

      In December 2003, the Company entered into a three year agreement with CIT Group/Business Credit, Inc. ("CIT") under a loan and security agreement (the "Agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the Agreement, but in no event in excess of $15,000,000. The Agreement also provides for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit is offset by a reserve against all outstanding payroll checks. The revolving loan bears interest at the prime rate, as defined, plus 1.25% per annum (8.00% at September 30, 2005) on the greater of : (i) $5,000,000 or (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during a month (see below).

      The Company relies on its revolving loan from CIT for its operating and working capital. The loan contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to require immediate repayment of all borrowings then outstanding, and to terminate the Agreement, unless the Company remedies or CIT waives the breach. At September 30, 2005, the Company had borrowed $5,050,083 representing approximately 87% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the Agreement. However, as the business grows and produces new receivables, up to $9,949,917 could additionally be available to borrow under the Agreement.

2.    Other Assets:

      Other assets consist of the following:

                                              September 30,     March 31,
                                                  2005            2005
                                              ------------    ------------

      Workers' compensation insurance         $    871,276    $    158,326
      Other receivables                            243,933         321,654
      Security deposits                            188,208         159,284
      Deferred tax asset                           267,450         267,450
      Other                                            266           1,133
                                              ------------    ------------
                                                 1,571,133         907,847
      Current portion                           (1,028,358)       (347,592)
                                              ------------    ------------

      Total non-current portion               $    542,775    $    560,255
                                              ============    ============

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Accrued Expenses and Other Liabilities:

      Accrued expenses and other liabilities consist of the following:

                                              September 30,     March 31,
                                                  2005            2005
                                              ------------    ------------

          Payroll and related expenses        $  1,958,844    $  3,242,696
          Customer prepayments, net              2,264,691       3,170,195
          Other                                    492,504         709,996
                                              ------------    ------------

      Total                                   $  4,716,039    $  7,122,887
                                              ============    ============

4.    Insurance Reserves:

      The Company has an insurance policy covering workers' compensation claims in States that the Company performs services. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $1,567,655 and $1,860,481, for the six months ended September 30, 2005 and 2004, respectively.

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

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

6.    Net Loss per Common Share:

      Under the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. No diluted loss per share is presented for the three and six months ended September 30, 2005 and 2004 because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding was antidilutive.

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

      For the three and six months ended September 30, 2005, the basic weighted average number of common shares outstanding includes the weighted average of 7,779,878 shares through July 31, 2005 and 8,700,459 shares of common stock outstanding as of August 1, 2005 through September 15, 2005 and 8,750,459 shares of common stock outstanding as of September 16, 2005 through September 30, 2005. The additional 920,581 and 50,000 shares of common stock, respectively, were issued by the Company upon the exercise of warrants to purchase common stock of the Company.

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

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words "outlook", "intend", "plans", "efforts", "anticipates", "believes", "expects" or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified at the end of this Item 2. The actual results may vary significantly based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions, changes in the financial condition of certain of the Company's customers, including bankruptcies, and changes in economic conditions of the various markets the Company serves. Actual future results may differ materially from any results suggested in the following statements.

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

Accounting for stock options

In December 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of SFAS No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Since SFAS 148 was adopted during fiscal year ended March 31, 2003, the Company could elect to adopt any of the three transitional recognition provisions. The Company adopted the prospective method of accounting for stock-based compensation. The adoption of SFAS 148 resulted in a non-cash charge of $19,600 for stock compensation cost for the three months ended June 30, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest. The Company is required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $51,450 for stock compensation cost for the three months ended September 30, 2005. Such non-cash charge would have been the same under the provisions of SFAS 148.

Results of Operations

Revenues

Revenues increased $1,477,676, or 7.2%, for the three months ended September 30, 2005 and increased $3,217,566, or 8.1%, for the six months ended September 30, 2005, compared with the same periods of the prior year. The increase is primarily due to higher revenues of approximately $1,300,000 and $2,800,000 during the three and six months ended September 30, 2005, respectively, in the Aviation division as a result of expanded services from: (i) new and existing airline customers at the Company's terminal operations at John F. Kennedy International Airport in New York, Baltimore/Washington International Airport in Maryland and Los Angeles International Airport in California and (ii) a new contract which commenced in January 2005 with a group of airlines in Portland, Maine.

Gross Profit

Gross profit increased by $206,960, or 7.1%, for the three months ended September 30, 2005 and increased $549,076, or 10.3%, for the six months ended September 30, 2005, compared with the same periods of the prior year. The increases for the three and six months ended September 30, 2005 are due mainly to expanded services with new and existing customers as noted above and the absence of additional workers' compensation costs incurred in the prior year period.

General and Administrative Expenses

General and administrative expenses decreased by $468,993, or 16.1%, for the three months ended September 30, 2005 and decreased $900,933, or 15.8%, for the six months ended September 30, 2005 compared with the same periods of the prior year. The decreases were primarily due to lower (i) payroll and related costs associated with the Company's reorganization of its sales and marketing personnel; (ii) professional fees and (iii) communication costs.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $902,517 for the three months ended September 30, 2005 and increased $1,025,608 for the six months ended September 30, 2005 compared with the same periods of the prior year. The increases are due mainly to an additional provision of $850,000 recorded in September 2005 related to the filing by Delta Air Lines ("Delta") and Northwest Airlines ("Northwest") of voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Management periodically evaluates the requirement for providing for credit losses on its accounts receivable. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, creditworthiness of the customer, prior payment performance, age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will increase in future periods nor is it believed by management that the increase during the six months ended September 30, 2005 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on: (i) cash balances; (ii) trust funds for potential future workers' compensation claims and
(iii) financing income from the Company's service agreement customers, for the three and six months ended September 30, 2005 increased by $38,700 and $70,806, respectively, compared with the same periods of the prior year.

Interest Expense

Interest expense for the three and six months ended September 30, 2005 was comparable with the same periods of the prior year as an increase in the weighted average interest rate was partially offset by lower average outstanding borrowings under the Company's commercial revolving loan agreement.

Equipment Dispositions

The gain on equipment dispositions increased $33,916 for the three months ended September 30, 2005 and increased $35,316 for the six months ended September 30, 2005, compared with the same periods of the prior year. Equipment dispositions are a result of vehicles, office equipment and security equipment sold at prices above or below book value.

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

At September 30, 2005, the Company had borrowed $5,050,083, representing approximately 87% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the Agreement.

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

During the three months ended September 30, 2005, the Company received notices of exercise of 920,581 and 50,000 warrants to purchase common stock of the Company at exercise prices of $1.25 and $.75 per share, respectively. The proceeds from such exercises of $1,188,226 have been included in common stock and additional paid-in capital as of September 30, 2005.

Working Capital

Working capital increased by $1,301,186 to $4,980,257 as of September 30, 2005, from $3,679,071 as of March 31, 2005 primarily due to end of quarter timing factors for: (i) accrued payroll and payroll withholdings and (ii) decreased accruals for federal and state unemployment taxes.

The Company experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $2,215,393 as of September 30, 2005, compared with $495,249 at March 31, 2005. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

On September 14, 2005, Delta and Northwest filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company's credit exposure, as of the date of Delta's and Northwest's filings aggregates approximately $1,100,000. As a result, the Company recorded an additional provision for bad debts of $850,000 in September 2005 related to such filings. The Company is currently providing services to these airlines in the normal course of business through our Aviation division and expects to continue as a preferred service provider with Delta and Northwest. We are currently exploring opportunities to provide additional services with both airlines in the future.

Outlook

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially from the results contemplated by these forward-looking statements and are qualified by the section below entitled "Forward Looking Statements".

Financial Results

Future revenue will be largely dependent upon the Company's ability to gain additional revenue in the Guard and Aviation divisions at acceptable margins while minimizing terminations of existing clients. The revenue of the Guard division has stabilized over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by the Company. Recently, the Company's Aviation division has been successful in obtaining three new service contracts, two of which represent new airport locations for such division. Two of these new service contracts commenced in the first quarter of calendar 2005 and one commences in November 2005.

The Company's gross profit margin was 14.3% of revenue for the three months ended September 30, 2005 and 2004 and increased to 13.7% of revenue for the six months ended September 30, 2005 compared with 13.4% of revenue for the same period of the previous year. The Company expects gross profit margins to average between 13.5% and 14.0% of revenue for fiscal year 2006 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of the Company's cost structures and workers' compensation experience ratings.

A cost reduction program was instituted in October 2004 which is expected to reduce the Company's general and administrative expenses for both the remainder of fiscal 2006 and future periods. Additional cost reduction opportunities are being pursued as they are determined.

The Aviation division represents approximately 64% of the Company's total revenue, and Delta, at annual billings of approximately $15,000,000, is the largest customer of the Aviation division, representing approximately 27% of the aviation division's and 17% of the Company's total revenues. Due to the existing limitations under the CIT credit line, discussed below, the Company is restricted from borrowing against Delta's accounts receivable; however, the majority of services provided to Delta are prepaid in advance. In the event of a bankruptcy by another airline customer(s), the Company's earnings could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from the Company. Liquidity would also be affected, but to a limited extent due to existing limitations under the CIT credit line.

CIT has established specific reserves for all Comair, Delta, Northwest, US Air and ATA Airlines accounts receivable; United Airlines accounts receivable in excess of $350,000; and an additional general airline reserve of $1,000,000, thereby reducing the Company's current cash availability for borrowing by approximately $1,900,000. As of the close of business, November 3, 2005, the Company's cash availability was approximately $4,000,000 which is believed to be sufficient to meet its needs for the foreseeable future barring further increased reserves imposed by CIT. Management has entered into discussions with CIT regarding eliminating or reducing specific reserves for airlines currently operating under protection of the U.S. Bankruptcy Code as well as the additional general airline reserve of $1,000,000 noted above.

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

Airline Industry Concerns

Several of the Company's aviation clients filed for bankruptcy protection during fiscal 2006 and 2005. The aviation industry continues to struggle with various challenges including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation clients could have a material adverse impact on the Company's liquidity, results of operations and financial condition.

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

Collection of Accounts Receivable

Management has no definite basis to believe that default in payment of accounts receivable by the Company's aviation and security guard customers or administrative service clients will occur. However, the aviation industry in general poses a high degree of risk. Any such default by one or more significant clients due to bankruptcy or otherwise, could have a material adverse impact on the Company's liquidity, results of operations and financial condition.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT. Based on the Company's average outstanding balances during the six months ended September 30, 2005, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $25,000 over the remainder of fiscal 2006.

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

An evaluation was performed under the supervision and with the participation of management, including the Company's Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005. There have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 31.1 Certification of Barry I. Regenstein pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934.

            Exhibit 31.2 Certification of Barry I. Regenstein pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934.

            Exhibit 32.1 Certification of Barry I. Regenstein pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2 Certification of Barry I. Regenstein pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K during the quarter ended September 30, 2005

            A Form 8-K was furnished on September 28, 2005 which reported events under Item 9.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 10, 2005                   By: /s/ Barry I. Regenstein
      -----------------                       -----------------------
                                              Barry I. Regenstein
                                              Principal Executive and Principal
                                              Financial Officer