Form 10-Q
period 2005-12-31
COMMAND SECURITY CORP
filed 2006-02-13
CIK 864509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005
                              --------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                         Commission file number 0-18684
                                               ---------

                          Command Security Corporation
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                    14-1626307
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


Lexington Park, LaGrangeville, New York  `                             12540
--------------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (845) 454-3703
                                                  ------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X]   No [_]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated Filer [_]   Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                 Yes [_] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 10,137,970 (as of February 9, 2006).

                          COMMAND SECURITY CORPORATION
                                      INDEX

PART  I.        FINANCIAL INFORMATION                                                             Page No.
Item 1.         Financial Statements

                Condensed Statements of Operations -
                three and nine months ended  December 31, 2005
                and 2004 (unaudited)
                                                                                                     3
                Condensed Balance Sheets -
                December  31,  2005  (unaudited)  and March 31, 2005                                 4

                Condensed Statements of Stockholders' Equity -
                nine months  ended  December 31, 2005 and 2004
                (unaudited)                                                                          5

                Condensed Statements of Cash Flows - nine months ended December
                31, 2005 and 2004
                (unaudited)
                                                                                                     6-7
                Notes to Condensed Financial Statements                                              8-10

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                        11-18

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                           18

Item 4.         Controls and Procedures                                                              18

PART II.        OTHER INFORMATION

Item 1A.        Risk Factors                                                                         19

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds                          19

Item 4.         Submission of Matters to a Vote of Security Holders                                  19

Item 6.         Exhibits and Reports on Form 8-K                                                     20

Signatures                                                                                           21

Exhibit 31.1      Certification of Barry I. Regenstein                                               22
Exhibit 31.2      Certification of Barry I. Regenstein                                               23
Exhibit 32.1      ss.1350 Certification of Barry I. Regenstein                                       24
Exhibit 32.2      ss.1350 Certification of Barry I. Regenstein                                       25

Part I.  Financial Information

Item 1.  Financial Statements


                          COMMAND SECURITY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                   Nine Months Ended
                                           ------------------------------      -------------------------------
                                            December 31       December 31       December 31      December 31
                                              2005              2004              2005              2004
                                           ------------      ------------      ------------      ------------
Revenues                                   $ 21,403,564      $ 20,257,624      $ 64,245,048      $ 59,881,542

Cost of revenues                             18,451,393        17,436,499        55,430,962        51,747,577
                                           ------------      ------------      ------------      ------------
Gross profit                                  2,952,171         2,821,125         8,814,086         8,133,965
                                           ------------      ------------      ------------      ------------
Operating expenses
  General and administrative                  2,509,781         2,354,772         7,303,322         8,049,246
  Provision for doubtful accounts, net           84,940           172,494         1,084,285           146,231
                                           ------------      ------------      ------------      ------------
                                              2,594,721         2,527,266         8,387,607         8,195,477
                                           ------------      ------------      ------------      ------------
Operating income (loss)                         357,450           293,859           426,479           (61,512)

Interest income                                  66,256            23,542           175,444            61,924
Interest expense                               (123,259)         (136,972)         (348,205)         (356,014)
Equipment dispositions                              700             3,568            19,137           (13,311)
                                           ------------      ------------      ------------      ------------
Income (loss) before income taxes               301,147           183,997           272,855          (368,913)
Provision for income taxes                           --                --                --                --
                                           ------------      ------------      ------------      ------------
Net income (loss)                               301,147           183,997           272,855          (368,913)

Preferred stock dividends                            --                --                --           (38,413)
                                           ------------      ------------      ------------      ------------
Net income (loss) applicable to
 common stockholders                       $    301,147      $    183,997      $    272,855      $   (407,326)

Net income (loss) per common share
Basic                                      $        .03      $        .02      $        .03      $       (.06)
                                           ============      ============      ============      ============
Diluted                                    $        .03      $        .02      $        .03           $ n/a .
                                           ============      ============      ============      ============


Weighted average number of common
shares outstanding
Basic                                         9,022,694         7,603,211         8,401,501         7,164,200
                                           ============      ============      ============      ============
Diluted                                       9,696,159         7,723,409         9,348,788           n/a
                                           ============      ============      ============      ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


ASSETS
                                                    December 31,      March 31,
                                                       2005             2005
                                                   ------------      -----------
 Current assets:
 Cash and cash equivalents                         $    553,549      $  2,511,050
  Accounts receivable, net of allowance for
   doubtful accounts of $262,464 and $301,465,
   respectively                                      13,890,763        13,075,957
  Prepaid expenses                                      727,598           788,045
 Other assets                                         2,192,511           347,592
                                                   ------------      ------------
    Total current assets                             17,364,421        16,722,644
                                                   ------------      ------------

  Furniture and equipment at cost, net                  423,047           427,673
                                                   ------------      ------------

Other assets:
  Intangible assets, net                                 74,319           174,896
  Restricted cash                                        73,700            72,010
  Other assets                                          649,668           560,255
                                                   ------------      ------------
     Total other assets                                 797,687           807,161
                                                   ------------      ------------

        Total assets                               $ 18,585,155      $ 17,957,478
                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks issued in advance of deposits             $  1,762,995      $    495,249
  Current maturities of long-term debt                   43,963            26,699
  Current maturities of obligations under
  capital leases                                         34,907            27,475
  Short-term borrowings                               4,568,220         4,811,774
  Accounts payable                                      441,175           399,374
  Due to service companies                               15,838           160,115
 Accrued expenses and other liabilities               3,787,404         7,122,887
                                                   ------------      ------------

     Total current liabilities                       10,654,502        13,043,573

Insurance reserves                                      459,559           423,449
Long-term debt, due after one year                       47,256            41,066
Obligations under capital leases,
due after one year                                       40,391            40,063
                                                   ------------      ------------
    Total liabilities                                11,201,708        13,548,151
                                                   ------------      ------------

Stockholders' equity:
  Preferred stock, Series A, $.0001
   par value                                                 --                --
  Common stock, $.0001 par value                            989               778
  Additional paid-in capital                         13,049,636        10,348,582
  Accumulated deficit                                (5,667,178)       (5,940,033)
                                                   ------------      ------------
    Total stockholders' equity                        7,383,447         4,409,327
                                                   ------------      ------------

      Total liabilities and stockholders'
      equity                                       $ 18,585,155      $ 17,957,478
                                                   ============      ============

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                              Additional
                                       Preferred            Common             Paid-In          Accumulated
                                        Stock                Stock              Capital           Deficit
                                      -----------         -----------        -----------        -----------
Balance at March 31, 2004             $ 2,033,682         $       629        $ 8,009,175        $(5,549,778)
                                      -----------         -----------        -----------        -----------

Preferred stock dividends                                                        (38,413)

Preferred stock conversion             (2,033,682)                123          2,033,559

Warrants exercised                                                 15            154,672

Net loss - nine months ended
 December 31, 2004                                                                                 (368,913)
                                      -----------         -----------        -----------        -----------

 Balance at December 31, 2004                  --                 767         10,158,993         (5,918,691)

Warrants exercised                                                 11             83,189

Stock compensation                                                               106,400

Net loss - three months ended
  March 31, 2005                                                                                    (21,342)
                                      -----------         -----------        -----------        -----------

Balance at March 31, 2005                      --                 778         10,348,582         (5,940,033)

Warrants exercised                                                211          2,610,054

Stock compensation                                                                91,000

Net income - nine months ended
  December 31, 2005                                                                                 272,855
                                      -----------        -----------         -----------        -----------

Balance at December 31, 2005          $        --         $       989        $13,049,636        $(5,667,178)
                                      ===========         ===========        ===========        ===========

            See accompanying notes to condensed financial statements.

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                             ----------------------------
                                                                             December 31,     December 31,
                                                                                2005              2004
                                                                             -----------      -----------
Cash flow from operating activities:
  Net income (loss)                                                          $   272,855      $  (368,913)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
   Depreciation and amortization                                                 247,619          307,693
   Provision for doubtful accounts, net                                        1,084,285          146,231
   (Gain) loss on equipment dispositions                                         (19,137)          13,311
   Stock compensation                                                             91,000               --
   Insurance reserves                                                            (49,056)          (1,880)
   Decrease (increase) in receivables, prepaid expenses
    and other current assets                                                  (3,547,420)       6,054,411
   Increase (decrease) in accounts payable and other current liabilities      (3,352,793)         394,272
                                                                             -----------      -----------
     Net cash (used in) provided by operating activities                      (5,272,647)       6,545,125
                                                                             -----------      -----------

Cash flows from investing activities:
  Purchases of equipment                                                         (47,615)         (35,570)
  Proceeds from equipment dispositions                                            10,595           10,350
  Issuance of note receivable                                                   (125,000)              --
  Principal collections on notes receivable                                        4,649           70,900
                                                                             -----------      -----------
     Net cash (used in) provided by investing activities                        (157,371)          45,680
                                                                             -----------      -----------

Cash flows from financing activities:
  Net repayments on line-of-credit                                                (7,582)      (6,561,820)
  Increase in checks issued in advance of deposits                             1,267,746        1,218,290
  Proceeds from warrant exercises                                              2,610,265          154,687
  Principal payments on other borrowings                                        (369,122)      (1,108,858)
  Principal payments on capital lease obligations                                (28,790)         (60,609)
  Payment of preferred stock dividends                                                --          (79,087)
                                                                             -----------      -----------
     Net cash provided by (used in) financing activities                       3,472,517       (6,437,397)
                                                                             -----------      -----------

Net change in cash and cash equivalents                                       (1,957,501)         153,408

Cash and cash equivalents, at beginning of period                              2,511,050           10,301
                                                                             -----------      -----------

Cash and cash equivalents, at end of period                                  $   553,549      $   163,709
                                                                             ===========      ===========

     See accompanying notes to condensed financial statements.       (Continued)

                          COMMAND SECURITY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:                      2 0 0 5         2 0 0 4
                                                                            --------        --------
Interest                                                                    $340,104        $356,901
Income taxes                                                                  18,029          43,328


Supplemental Schedule of Non-Cash Investing and Financing Activities

For the nine months ended December 31, 2005, the Company purchased transportation equipment with direct installment and lease financing of $86,259. This amount has been excluded from the purchases of equipment and proceeds from long-term debt on the condensed statements of cash flows.

The Company may obtain short-term financing to meet its insurance needs. For the nine months ended December 31, 2005 and 2004, $106,895 and $924,733, respectively, were borrowed for this purpose. These borrowings have been excluded from the condensed statements of cash flows.

During the nine months ended December 31, 2004, the holder of 12,325.35 shares of the Company's Series A convertible preferred stock converted such shares into 1,232,535 shares of common stock. The debit to preferred stock of $2,033,682 and credits to common stock of $123 and additional paid-in capital of $2,033,559 have been excluded in the condensed statements of cash flows.

For the nine months ended December 31, 2004, the Company accrued dividends of $38,413 on its Series A convertible preferred stock. These charges to additional paid-in capital and credits to dividends payable have been excluded in the condensed statements of cash flows.


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

      1. Short-Term Borrowings:

      In December 2003, the Company entered into a three year agreement with CIT Group/Business Credit, Inc. ("CIT") under a loan and security agreement (the "CIT Credit Agreement"), providing for a line of credit of up to 85% of eligible accounts receivable, as defined in the CIT Credit Agreement, but in no event in excess of $15,000,000. The CIT Credit Agreement also provides for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit is offset by a reserve against all outstanding payroll checks. The revolving loan bears interest at the prime rate, as defined, plus 1.25% per annum (8.50% at December 31, 2005) on the greater of : (i) $5,000,000 or (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during a month (see below).

      The Company relies on its revolving loan from CIT for its operating and working capital. The loan contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to require immediate repayment of all borrowings then outstanding, and to terminate the CIT Credit Agreement, unless the Company remedies or CIT waives the breach. At December 31, 2005, the Company had borrowed $4,514,772 representing approximately 69% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the CIT Credit Agreement. However, if and to the extent that the Company's revenues increase, resulting in additional "eligible accounts receivable," up to $10,485,228 in the aggregate could be available to borrow under the CIT Credit Agreement.

      2. Other Assets:

      Other assets consist of the following:


                                              December 31,         March 31,
                                                 2005                2005
                                              -----------         -----------

       Workers' compensation insurance        $ 1,997,079         $   158,326
       Other receivables                          261,101             321,654
       Security deposits                          195,934             159,284
       Deferred tax asset                         267,450             267,450
       Note receivable                            120,351                  --
       Other                                          264               1,133
                                              -----------         -----------
                                                2,842,179             907,847
       Current portion                         (2,192,511)           (347,592)
                                              -----------         -----------

       Total non-current portion              $   649,668         $   560,255
                                              ===========         ===========

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      3. Accrued Expenses and Other Liabilities:

      Accrued expenses and other liabilities consist of the following:

                                                      December 31,             March 31,
                                                        2005                     2005
                                                     ----------               ----------
          Payroll and related expenses               $2,419,034               $3,242,696
          Customer prepayments, net                     695,911                3,170,195
          Other                                         672,459                  709,996
                                                     ----------               ----------

          Total                                      $3,787,404               $7,122,887
                                                     ==========               ==========

      4. Insurance Reserves:

      The Company has an insurance policy covering workers' compensation claims in States that the Company performs services. Estimated accrued liabilities are based on the Company's historical loss experience and the ratio of claims paid to the Company's historical payout profiles. Charges for estimated workers' compensation related losses incurred and included in cost of sales were $2,216,684 and $2,540,366, for the nine months ended December 31, 2005 and 2004, respectively.

      The nature of the Company's business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. On the aviation-related business, as of October 1, 2002, the+ Company acquired a policy with a $25,000,000 limit per occurrence. From October 17, 2003 to October 17, 2004, the Company had an excess general liability insurance policy covering aviation claims for an additional $25,000,000 in the aggregate. As of October 1, 2004, the Company acquired a policy with a $30,000,000 limit per occurrence. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair operations and $5,000 on the aviation related policy except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

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

                          COMMAND SECURITY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

      6. Net Income (Loss) per Common Share:

      Under the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. No diluted loss per share is presented for the nine months ended December 31, 2004 because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding was antidilutive.

      For the three and nine months ended December 31, 2005, the basic weighted average number of common shares outstanding includes exercise of warrants to purchase 1,069,631 and 2,040,212 shares of common stock of the Company, respectively.

      For the nine months ended December 31, 2004, the basic weighted average number of common shares outstanding includes the additional 1,232,535 shares of common stock issued by the Company upon the conversion of preferred stock into common stock as of June 25, 2004 and 150,000 shares of common stock issued by the Company upon the exercise of warrants to purchase 150,000 shares of common stock of the Company.

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

      In addition to such cases, the Company has been named as a defendant in several uninsured employment related claims which are currently before various courts, the Equal Employment Opportunities Commission or various state and local agencies. The Company has instituted policies to minimize these occurrences and monitor those that do occur. At this time the Company is unable to determine the impact on the financial position and results of operations that these claims may have, should the investigations conclude that they are valid.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest. The Company is required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company will recognize compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $71,400 for stock compensation cost for the six months ended December 31, 2005. Such non-cash charge would have been the same under the provisions of SFAS 148.

Results of Operations

Revenues

Revenues increased $1,145,940, or 5.7%, for the three months ended December 31, 2005 and increased $4,363,506, or 7.3%, for the nine months ended December 31, 2005, compared with the same periods of the prior year. The increase is primarily due to higher revenues of approximately $1,255,000 and $4,047,000 during the three and nine months ended December 31, 2005, respectively, in the Aviation division as a result of expanded services from: (i) new and existing airline customers at the Company's terminal operations at John F. Kennedy International Airport in New York, Baltimore/Washington International Airport in Maryland and Los Angeles International Airport in California and (ii) new contracts which commenced in January and November 2005 with groups of airlines at new airport locations in Portland, Maine and Pittsburgh, Pennsylvania, respectively.

Gross Profit

Gross profit increased by $131,046, or 4.6%, for the three months ended December 31, 2005 and increased $680,122, or 8.4%, for the nine months ended December 31, 2005, compared with the same periods of the prior year. The increases for the three and nine months ended December 31, 2005 are due mainly to expanded services with new and existing customers as noted above and the absence of additional workers' compensation costs incurred in the prior year period.

Partially offsetting these increases are increased labor and related costs associated with the Company's Guard division.

General and Administrative Expenses

General and administrative expenses increased by $155,009, or 6.6%, for the three months ended December 31, 2005 and decreased $745,924, or 9.3%, for the nine months ended December 31, 2005 compared with the same periods of the prior year. The increase for the three months ended December 31, 2005 was due mainly to higher payroll and related costs which were partially offset by lower facility and communication costs. The decrease for the nine months ended December 31, 2005 was primarily due to lower (i) payroll and related costs associated with the Company's reorganization of certain management personnel in the prior year period; (ii) professional fees; (iii) communication costs; (iv) administrative vehicle costs and (v) facility costs. Partially offsetting the decrease was recognition of stock compensation costs in the amount of $91,000 during the nine months ended December 31, 2005.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $87,554 for the three months ended December 31, 2005 and increased $938,054 for the nine months ended December 31, 2005 compared with the same periods of the prior year. The increase is due mainly to an additional provision of $850,000 recorded in September 2005 related to the filing by Delta Air Lines ("Delta") and Northwest Airlines ("Northwest") of voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Management periodically evaluates the requirement for providing for credit losses on its accounts receivable. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, creditworthiness of the customer, prior payment performance, age of the receivables and the Company's overall historical loss experience. It is not known if bad debts will increase in future periods nor is it believed by management that the increase during the nine months ended December 31, 2005 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on: (i) cash balances; (ii) trust funds for potential future workers' compensation claims and
(iii) financing income from the Company's service agreement customers, for the three and nine months ended December 31, 2005 increased by $42,714 and $113,520, respectively, compared with the same periods of the prior year.

Interest Expense

Interest expense for the three and nine months ended December 31, 2005 was slightly lower than the same periods of the prior year due mainly to lower outstanding notes payable balances and reductions in short-term insurance financing.

Equipment Dispositions

The gain on equipment dispositions for the three months ended December 31, 2005 was comparable with the same period of the prior year and increased $32,448 for the nine months ended December 31, 2005, compared with the same period of the prior year. Equipment dispositions are a result of vehicles, office equipment and security equipment sold at prices above or below book value.

Liquidity and Capital Resources

The Company pays employees and administrative service clients on a weekly basis, while customers pay for services generally within 60 days after billing by the Company. In order to fund payroll and operations, the Company maintains a commercial revolving loan arrangement, currently with CIT.

CIT Revolving Loan

The CIT Credit Agreement has a term of three years ending December 12, 2006 and provides for borrowings in an amount up to 85% of the Company's eligible accounts receivable, but in no event more than $15,000,000. The CIT Credit Agreement also provides for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit is offset by a reserve against all outstanding payroll checks. The revolving loan bears interest at the prime rate, as defined, plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during such month (see below). Costs to close the loan totaled $279,963 and are being amortized over the three year life of the CIT Credit Agreement.

At December 31, 2005, the Company had borrowed $4,514,772, representing approximately 69% of its maximum borrowing capacity based on the definition of "eligible accounts receivable" under the terms of the CIT Credit Agreement.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to require immediate repayment of all borrowings then outstanding, and to terminate the CIT Credit Agreement, unless the Company remedies or CIT waives the breach.

Financing

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

During the nine months ended December 31, 2005, the Company received notices of exercise of 2,298,092 and 60,000 warrants to purchase common stock of the Company at exercise prices of $1.25 and $.75 per share, respectively. Proceeds from such exercises of $2,610,265 have been included in common stock and additional paid-in capital as of December 31, 2005 and the remaining proceeds from such exercises of $307,350 will be included in common stock and additional paid-in capital as of January 31, 2006.

Working Capital

Working capital increased by $3,030,848 to $6,709,919 as of December 31, 2005, from $3,679,071 as of March 31, 2005 primarily due to higher accounts receivable associated with expanded services noted above; and end of quarter timing factors for: (i) accrued payroll and payroll withholdings and (ii) decreased accruals for federal and state unemployment taxes.

The Company experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,762,995 as of December 31, 2005, compared with $495,249 at March 31, 2005. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

On September 14, 2005, Delta and Northwest filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company's credit exposure, as of the date of Delta's and Northwest's filings aggregated approximately $1,100,000. As a result, the Company recorded an additional provision for bad debts of $850,000 in September 2005 related to such filings. The Company is currently providing services to these airlines in the normal course of business through our Aviation division and expects to continue as a preferred service provider with Delta and Northwest. We are currently exploring opportunities to provide additional services with both airlines in the future.

Outlook

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially from the results contemplated by these forward-looking statements and are qualified by the section below entitled "Forward Looking Statements".

Financial Results

Future revenue will be largely dependent upon the Company's ability to gain additional revenue in the Guard and Aviation divisions at acceptable margins while minimizing terminations of existing clients. The revenue of the Guard division has stabilized over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by the Company. Recently, the Company's Aviation division has been successful in obtaining three new service contracts, two of which represent new airport locations for such division. Two of these new service contracts commenced in the first quarter of calendar 2005 and one commenced in November 2005.

The Company's gross profit margin was 13.8% of revenue for the three months ended December 31, 2005 compared with 13.9% for the same period of the previous year and 13.7% of revenue for the nine months ended December 31, 2005 compared with 13.6% of revenue for the same period of the previous year. The Company expects gross profit margins to average between 13.5% and 14.0% of revenue for fiscal year 2006 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of the Company's cost structures and workers' compensation experience ratings.

A cost reduction program was instituted in October 2004 which is expected to reduce the Company's general and administrative expenses for both the remainder of fiscal 2006 and future periods. Additional cost reduction opportunities are being pursued as they are determined.

The Aviation division represents approximately 65% of the Company's total revenue, and Delta, at annual billings of approximately $15,000,000, is the largest customer of the Aviation division, representing approximately 27% of the aviation division's and 17% of the Company's total revenues. Due to the existing limitations under the CIT credit line, discussed below, the Company is restricted from borrowing against Delta's accounts receivable; however, the majority of services provided to Delta are prepaid in advance. In the event of a bankruptcy by another airline customer(s), the Company's earnings could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from the Company. Liquidity would also be affected, but to a limited extent due to existing limitations under the CIT credit line.

CIT has established specific reserves for all Comair, Delta and ATA Airlines accounts receivable; United Airlines and U.S. Air accounts receivable in excess of $500,000; Northwest Airlines accounts receivable in excess of $150,000 and an additional general airline reserve of $400,000, thereby reducing the Company's current cash availability for borrowing by approximately $1,200,000. As of the close of business, January 31, 2006, the Company's cash availability was approximately $4,300,000 which is believed to be sufficient to meet its needs for the foreseeable future barring further increased reserves imposed by CIT. Management is continuing discussions with CIT regarding eliminating or reducing specific reserves for airlines currently operating under protection of the U.S. Bankruptcy Code as well as the additional general airline reserve of $400,000 noted above.

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

Consulting Agreement With Giuliani Security & Safety

In January 2006, the Company entered into a consulting agreement (the "Consulting Agreement") with Giuliani Security & Safety LLC ("Giuliani Security") to provide a broad range of guidance and assistance to the Company to help grow its business in the areas of security, crisis management, fire and life safety and counterterrorism. As compensation for Giuliani Security's performance of its obligations under the Consulting Agreement, the Company has agreed to pay Giuliani Security a monthly cash fee during the term of the engagement of one hundred seventy five thousand dollars ($175,000). The Consulting Agreement has a term of one year. Management expects that fees paid under the Consulting Agreement will have a negative impact on the Company's future results of operations which will diminish over time as benefits derived from the engagement begin to be realized by the Company.

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

These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate fluctuations and other factors. Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's most recent reports on Forms 10-K, 10-Q and 8-K and any amendments thereto (all as filed with the Securities and Exchange Commission (the "SEC") from time to time).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT. Based on the Company's average outstanding balances during the nine months ended December 31, 2005, a 1% change in the prime lending rate could impact the Company's financial position and results of operations by approximately $12,500 over the remainder of fiscal 2006.

Reference is made to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements."

Item 4. Controls and Procedures

The Company maintains "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Financial Officer has concluded that such controls and procedures are effective at the reasonable assurance level.

An evaluation was performed under the supervision and with the participation of management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005. There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. Other Information

Item 1A.    Risk Factors

Reference is made to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2005, the Company received notices of exercise of 1,377,511 and 10,000 warrants to purchase common stock of the Company at exercise prices of $1.25 and $.75 per share, respectively. Proceeds from such exercises of $1,422,039 have been included in common stock and additional paid-in capital as of December 31, 2005 and the remaining proceeds from such exercises of $307,350 will be included in common stock and additional paid-in capital as of January 31, 2006. The proceeds from such exercises will be used for general working capital purposes.

Item 4. Submission of Matters to a Vote of Security Holders

On September 22, 2005, an annual meeting of the Company's shareholders was held to: (i) elect three (3) Class I directors to serve on the Company's Board of Directors; (ii) approve the adoption of the Company's 2005 Stock Option Plan; and (iii) ratify the selection of D'Arcangelo & Co., LLP as the Company's independent accountants for the fiscal year ending March 31, 2006. At this meeting, Peter T. Kikis, Martin C. Blake and Martin R. Wade III were elected as directors to hold office until the second succeeding annual meeting of the shareholders and until their successors have been elected and qualified; the adoption of the Company's 2005 Stock Option Plan was approved; and D'Arcangelo & Co., LLP were elected as the Company's independent public accountants for the fiscal year ending March 31, 2006. Bruce R. Galloway, Robert S. Ellin and Thomas
P. Kikis continued to hold office as directors until the succeeding annual meeting of the shareholders and until their successors have been elected and qualified.

The votes were cast by the Company's shareholders as follows:

Name                                         For                    Against                Abstain                Broker Non-Votes
----------------------------               ---------               ---------              ---------              -----------------
      Peter T. Kikis                       4,416,955                                       4,950

      Martin C. Blake                      4,416,745                                       5,160

      Martin R. Wade III                   4,414,245                                       7,660

      2005 Stock Option Plan               4,400,455                20,950                   500

      D'Arcangelo & Co., LLP               4,420,805                 1,100

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

            Exhibit 99.1 Press Release, dated February 10, 2006 announcing December 31, 2005 financial results.

      (b)   Reports on Form 8-K during the quarter ended December 31, 2005

            A Form 8-K was furnished on November 3, 2005 which reported events under Item 2.02.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION


Date:  February 13, 2006          By:/s/ Barry I.Regenstein
       -----------------             -------------------------------------------
                                     Barry I. Regenstein
                                     Principal Executive and Principal Financial
                                     Officer