Form 10-K
period 2006-03-31
COMMAND SECURITY CORP
filed 2006-06-28
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-18684

______________

COMMAND SECURITY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

New York	14-1626307
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Lexington Park
Lagrangeville, New York 12540

(Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number, Including Area Code: (845) 454-3703

______________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 20, 2006 was approximately $10,164,970.

As of June 20, 2006, the registrant had issued and outstanding 10,137,970 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2006 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the close of the registrant’s fiscal year ended March 31, 2006.

COMMAND SECURITY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2006

PART I

Item 1. Business.

General

Command Security Corporation (the “Company”) principally provides uniformed security officers, aviation and support security services to commercial, financial, industrial, aviation and governmental clients in the United States from its 28 operating offices in California, Connecticut, Delaware, Florida, Illinois, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon and Pennsylvania.

The Company operates as a provider of security services to a wide range of clients that the Company has categorized into three groups; security services, aviation services and support services. The latter includes services provided to security services firms under administrative service agreements and back office support services provided to police departments.

The security services division provides its services to governmental, quasi-governmental, health, educational and financial institutions, residential and commercial property management companies, and industrial, distribution, logistics and retail clients. Security services generated approximately $29.3 million, or 34.4%, of the Company’s revenues for the fiscal year ended March 31, 2006. Security services include providing armed and unarmed uniformed security personnel for access control, mobile patrols, traffic control, security console/system operators, fire safety directors, communication, reception, concierge and front desk/doorman operations.

The aviation services division provides its services to airlines, airports, airport authorities and the general aviation community. Aviation services generated approximately $55.6 million, or 65.2%, of the Company’s revenues for the fiscal year ended March 31, 2006. Aviation services include providing uniformed security services to airport and airport-related clients, including document verifiers, skycaps, wheelchair escorts, general security and baggage handling services.

The support services division provides its services to security services firms and police departments. Support services generated approximately $.4 million, or .4%, of the Company’s revenues for the fiscal year ended March 31, 2006 and encompass back office support to three police departments and two administrative service clients.

Operations

As a licensed watch guard and patrol agency, the Company’s security services division furnishes security officers to its security service customers to protect people or property and to prevent the theft of property. In this regard, the Company principally conducts business by providing security officers and other personnel who are, depending on the particular requirements of the customer, uniformed or plain-clothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts such as fire stations, reception areas or video monitors. The Company’s security officers maintain contact with headquarters or supervisors via car radio, hand-held radios or cell phones. In addition to the more traditional tasks associated with access control and theft prevention, security officers respond to emergency situations and report to appropriate authorities for fires, natural disasters, work accidents and medical crises.

The Company provides security services to many of its industrial, commercial and residential property management customers on a 24-hour basis, 365 days per year. For these customers, security officers are on hand to provide plant security, access control, personnel security checks and traffic and parking control and to protect against fire, theft, sabotage and safety hazards. Our remaining customers include retail establishments, hospitals and governmental units. The services provided to these customers may require armed as well as unarmed guards. The Company also provides specialized vehicle patrol and inspection services and personal protection services to key executives and high profile personalities from time to time.

The Company’s aviation services division provides a variety of uniformed services for domestic and international air carriers, including aircraft security, access control, wheelchair escorts, skycaps, baggage handlers and uniformed security officers for cargo security areas. Recently, the Company’s Aviation division has been successful in obtaining four new service contracts, three of which represent new airport locations for such division. Two of these new service contracts commenced in the first quarter of calendar 2005, one commenced in November 2005 and the most recent commenced in May 2006.

The nature of the Company’s business subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. On the aviation related business, the Company currently has a policy with a $30,000,000 limit per occurrence. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair operations and $5,000 on the aviation related policy except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations.

To ensure that adequate protection requirements have been established prior to commencing service to a customer, the Company evaluates the customer’s site and prepares a recommendation for any required changes to existing security programs or services. Surveys typically include an examination and evaluation of perimeter controls, lighting, personnel and vehicle identification and control, visitor controls, electronic alarm reporting systems, safety and emergency procedures, key controls and security force manning levels. While surveys and recommendations are prepared by the Company, the security plan and coverage requirements are determined by the customer. Operational procedures and individual post orders are reviewed and/or rewritten by the Company to meet the requirements of the security plan, and coverage as determined by the customer.

In order to provide a high level of service without incurring large overhead expenses, the Company frequently establishes offices close to its customers and delegates responsibility and decision making to its local managers. The Company’s managers each play an important role as highlighted by their responsibility for both service quality and sales. The Company believes that, in most situations, providing a single individual with responsibility for service quality and sales results in better supervision, quality control and greater responsiveness to customer needs.

The Company generally renders its security services pursuant to a standard form security services agreement which specifies the personnel and/or equipment to be provided by the Company at designated locations and the applicable rates, which typically are hourly rates per person. Rates vary depending on base, overtime and holiday time worked, and the term of engagement. The Company assumes responsibility for a variety of functions, including scheduling for each customer site, paying all security officers and providing uniforms, training, equipment, supervision, fringe benefits and workers’ compensation insurance. These security services agreements also provide customers with flexibility by permitting reduction or expansion of the security force on relatively short notice. The Company is responsible for preventing the interruption of security services as a consequence of illness, vacations or resignations. In most cases the customer also agrees not to hire any security personnel used by the Company for at least 180 days after the termination of the engagement. Each security services agreement may be terminated by the customer or the Company, typically with not less than thirty days written notice. In addition, the Company may also terminate an agreement immediately upon default by the customer in payment of monies due thereunder, or if the customer is involved in a bankruptcy or similar event.

The Company has its own proprietary computerized scheduling and information system. The scheduling of security officers, while time-consuming, is an important function of any security services company. Management believes the system substantially reduces the time a manager must spend on scheduling daily security officer hours and allows the Company to fulfill customer needs by automatically selecting those security officers that fit the customer’s requirements.

Employee Recruitment and Training

The Company believes that the quality of its security officers is essential to its ability to offer effective and reliable service, and it believes diligence in their selection and training produces the level of performance required to maintain customer satisfaction.

The Company’s corporate policy requires that all selected applicants for security officer positions undergo a detailed pre-employment interview and a background investigation covering such areas as employment, education, military service, medical history and, subject to applicable state laws, criminal record. In certain cases the Company employs psychological testing. Personnel are selected based upon the Company’s evaluation of their physical fitness, maturity, experience, personality, stability and reliability. Medical examinations and substance abuse testing may also be performed. Preference is given to applicants with previous experience, either as a military or a civilian security-police officer.

The Company trains accepted applicants in three phases; pre-assignment, on-the-job and refresher training. Pre-assignment training covers topics such as the duties and powers of a security officer, report preparation, emergency procedures, general orders, regulations, grounds for discharge, uniforms, personal appearance and basic post responsibilities. On-the-job assignment training covers specific duties as required by the post and job orders. Ongoing refresher training is given on a periodic basis as determined by the local area supervisor and manager.

The Company treats all employees and applicants for employment without unlawful discrimination as to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation in all employment-related decisions.

Significant Customers

For the fiscal year ended March 31, 2006, Delta Airlines (“Delta”) accounted for approximately $14,300,000, or 17%, of the Company’s total revenues.

Several of the Company’s aviation clients filed for bankruptcy protection during fiscal 2006 and 2005. The aviation industry continues to struggle with various challenges including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation clients could have a material adverse impact on the Company’s liquidity, results of operations and financial condition.

Competition

Competition in the security service business is intense. It is based primarily on price, quality of services provided, scope of services performed, name recognition, recruiting, training and the extent and quality of security officer supervision. As the Company has expanded its operations it has had to compete more frequently against larger national companies, such as Securitas North America, the Wackenhut Corporation, AlliedBarton Security and Guardsmark, LLC, which have substantially greater financial resources, personnel and facilities than the Company. These competitors also offer a range of security and investigative services which are at least as extensive as and directly competitive with, those offered by the Company. In addition, the Company competes with numerous regional and local organizations which offer substantially all of the services provided by the Company. Although management believes that, especially with respect to certain of its markets, the Company enjoys a favorable competitive position because of its emphasis on customer service, supervision and training and is able to compete on the basis of the quality of its service, personal relationships with customers and reputation, there can be no assurance that it will be able to maintain its competitive position in the security industry.

Government Regulation

The Company is subject to city, county and state firearm and occupational licensing laws that apply to security officers and private investigators. In addition, many states have laws requiring training and registration of security officers, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond, surety or insurance standards. The Company may be subjected to penalties or fines as the result of licensing irregularities or the misconduct of one of its security officers from time to time in the ordinary course of its business. Management believes the Company is in material compliance with all applicable laws and regulations.

Employees

The Company has approximately 60 employees indirectly attributable to security services, including supervisors and dispatchers, 90 administrative employees, including the executive staff, and 3,250 hourly security personnel.

The Company’s business is labor intensive and, as a result, is affected by the availability of qualified personnel and the cost of labor. Although the security services industry is characterized by high turnover, the Company has not experienced any material difficulty in hiring suitable numbers of qualified security officers, although, when labor has been in short supply, it has been required to pay higher wages and/or incur overtime charges.

Approximately 35% of the Company’s employees do not belong to a labor union. Some of the Company’s employees in the following locations are members of unions:  Chicago and New York City security services offices; and John F. Kennedy, La Guardia, Los Angeles and Philadelphia airport offices. Together, the unionized employees account for approximately 65% of the Company’s employees and work under collective bargaining agreements with the following unions:  Allied International Union, Allied Services Division of the Transportation Communications International Union and Special & Superior Officers Benevolent Association. Many of the Company’s Chicago,

Los Angeles and New York City competitors are also unionized. The Company has experienced no work stoppages attributable to labor disputes. The Company believes that its relations with its employees are satisfactory. Security officers and other personnel supplied by the Company to its customers are employees of the Company, even though they may be stationed regularly at the customer’s business premises.

Service Marks

The Company believes itself to be the owner of the service marks “Command Security Corporation”, “CSC” and “CSC Plus” design for security officer, detective, private investigation services and security consulting services.

The Company also believes itself to be the owner of the trademark “Smartwheel” for the computer program for use in dispatching and tracking small vehicles such as carts and wheelchairs at transportation terminals. The trademark was acquired as part of United Security Group, Inc. acquisition. In addition, the Company believes itself to be the owner of the service marks “STAIRS” and “Smart Guard.”

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Airline Industry Concerns

Several of the Company’s aviation clients filed for bankruptcy protection during fiscal 2006 and 2005. The aviation industry continues to struggle with various challenges including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation clients could have a material adverse impact on the Company’s liquidity, results of operations and financial condition.

Acquisitions

Our acquisition strategy entails numerous risks. The pursuit of acquisition candidates is expensive and may not be successful. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions, in each case, before any attractive candidates are purchased by other parties, some of whom may have greater financial and other resources than us. Whether or not any particular acquisition is closed successfully, each of these activities is expensive and time consuming and would likely require our management to spend considerable time and effort to accomplish them, which would detract from their ability to run our current business. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.

Competition

The Company’s assumptions regarding projected results depend largely upon the Company’s ability to retain substantially all of its current clients. Retention is affected by several factors including, but not limited to, regulatory limitations, the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, continuity of management and non-management personnel. There are several major national competitors with resources greater than those of the Company which, therefore, have the ability to provide more attractive service, cost and compensation incentives to clients and employees than those provided by the Company. Our ability to gain or maintain sales, gross margins and/or employees may be limited as a result of actions by competitors.

Changes in Accounting Standards and Taxation Requirements

New accounting standards or pronouncements that may become applicable to our Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. We are also subject to income tax and various business taxes in the numerous jurisdictions in which we generate revenues. Increases in income or business tax rates could reduce our after-tax results from affected jurisdictions in which we operate.

Collective Bargaining Agreements

Many of our employees at our operating locations are covered by collective bargaining agreements. If we are unable to renew such agreements on satisfactory terms, our labor costs could increase, which would affect our gross margins. In addition, strikes or work stoppages at our locations could impair our ability to provide contracted services to our customers, which would reduce our revenues and could expose us to customer claims.

Consulting Agreement with Giuliani Security & Safety

In January 2006, the Company entered into a consulting agreement (the “Consulting Agreement”) with Giuliani Security & Safety LLC (“Giuliani Security”) to provide a broad range of guidance and assistance to the Company to help grow its business in the areas of security, crisis management, fire and life safety and counterterrorism. As compensation for Giuliani Security’s performance of its obligations under the Consulting Agreement, the Company has agreed to pay Giuliani Security a monthly cash fee during the term of the engagement of one hundred seventy five thousand dollars ($175,000). The Consulting Agreement has a term of one year. Management expects that fees paid under the Consulting Agreement will have a negative impact on the Company’s future results of operations which will diminish over time as and to the extent that benefits derived from the engagement begin to be realized by the Company.

Cost Management

The Company’s ability to realize expectations will be largely dependent upon management and its ability to maintain gross margins, which in turn will be determined in large part by management’s control over costs and increased pressure on its vendors to cut their costs. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs.

Collection of Accounts Receivable

Management has no definite basis to believe that default in payment of accounts receivable by the Company’s aviation and security services customers or administrative service clients will occur. However, the aviation industry in general poses a high degree of risk. Any such default by one or more significant clients due to bankruptcy or otherwise could have a material adverse impact on the Company’s liquidity, results of operations and financial condition.

Loss of a Large Customer

Our success depends in part upon the retention of our large security and aviation services customers. In general, security services companies such as ours face the risk of losing customers as a result of a contract expiration, merger or acquisition, business failure or the selection of another provider of security services. We generate a significant portion of our revenues from large airline and security services customers some of which are experiencing substantial financial difficulties. We cannot assure you that we will be able to retain long-term relationships or secure renewals of short-term relationships with our customers in the future.

Loss of Key Management Personnel

Our success depends upon the talents and efforts of key management personnel, several of whom have been with our company or our industry for decades, including Barry I. Regenstein, Martin C. Blake, Jr., Jeffrey Edmiston and Debra M. Miller. The loss of any such management personnel, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

Information Systems

We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for electronic communications among our locations around the country and between Company personnel and our customers and suppliers. Security breaches of this infrastructure can create disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted or we may suffer financial damage or loss because of lost or misappropriated information.

Regulation

The Company’s management assumes that the current regulation and federalization of pre-board screening services provided by the Company will not be expanded into other areas such as general security and baggage handling at aviation facilities. Such increased regulation or federalization would have a material adverse impact on the Company’s results of operations and financial condition.

Catastrophic Events

The Company is exposed to potential claims for catastrophic events, such as acts of terrorism, or based upon allegations that the Company failed to perform its services in accordance with contractual or industry standards. The Company’s insurance coverage limits are currently $5,000,000 and $30,000,000 per occurrence for guard and aviation services, respectively. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair operations and $5,000 on the aviation related policy (except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations). The Terrorism Risk Insurance Act of 2002 established a program within the United States Department of the Treasury, under which the federal government shares, with the insurance industry, the risk of loss from future “acts of terrorism,” as defined in the Act. The Company does not currently maintain additional insurance coverage for losses arising from “acts of terrorism”.

These are representative of the factors that could affect our future financial position and results of operations, and cause our actual performance to differ from the forward-looking statements we have made herein, and in our other publicly filed documents and statements. In addition, our financial position and operating results could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate fluctuations and other factors. Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company’s most recent reports on Forms 10-K, 10-Q and 8-K and any amendments thereto (all as filed with the Securities and Exchange Commission from time to time).

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of March 31, 2006, the Company owned and used approximately 45 vehicles in connection with its business.

As of March 31, 2006, the Company did not own any real property. The Company occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, consisting of approximately 6,600 square feet with a base annual rental of $105,600 under a five-year lease expiring September 30, 2010. The Company also leases the following offices:

Location

2450 S. Atlantic Blvd. Suites #206-207 Commerce, CA

8939 S. Sepulveda Blvd. Suite #201 Los Angeles, CA

7841 Balboa Avenue Suite 208 San Diego, CA

Location

San Jose Int’l. Airport 1400 Coleman Ave. Suites D24 & D25 Santa Clara, CA

100 Wells St. #2A Hartford, CT

2777 Summer Street Suite 208A Stamford, CT

Suite 208 Wilson Bldg. 3511 Silverside Road Concord Plaza Wilmington, DE 19810

4901 N.W. 17th Way Suite 505 Ft. Lauderdale, FL

800 Virginia Avenue Suite 53 Ft. Pierce, FL

8181 NW 36th Street Unit #21-A Miami, FL

8452 South Stony Island 2nd Floor Chicago, Illinois

Portland International Airport 1001 Westbrook Street Portland, ME

780 Elkridge Landing Road Suite 220 Linthicum Heights, MD

21 Cummings Park Suite 224 Woburn, MA

186 Stafford St Springfield, MA

2222 Morris Avenue Union, NJ

52 Oswego Road Baldwinsville, NY

Location

2144 Doubleday Avenue Ballston Spa, NY

Laguardia Int’l. Airport United Hangar #2, Rooms 328 & 329 Flushing, NY

JFK International Airport 175-01 Rockaway Boulevard Jamaica, NY

17 Battery Place Suite 223 New York, NY

22 IBM Road Suite 105 Poughkeepsie, NY

Two Gannett Drive Suite 208 White Plains, NY

5505 Main Street Suite 2 Williamsville, NY

700 NE Airport Way Suite B2420 Portland, OR

29 Bala Avenue Suite 118 Bala Cynwyd, PA

2 International Plaza Suite 242 Philadelphia, PA

Pittsburgh International Airport Ticketing Level of the Landside Terminal Building Pittsburgh, PA

We believe that our existing properties are in good condition and are suitable for the conduct of our business.

Item 3. Legal Proceedings.

Except as described below, the Company is not a party to any material pending proceedings, other than ordinary routine litigation incidental to its business.

The nature of the Company’s business subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. Except for such litigation incidental to its business, other claims or actions that are not material and the lawsuits described below, there are no pending legal proceedings to which the Company is a party or to which any of its property is subject.

The nature of the Company’s business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability and workers’ compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation and airport wheelchair operations related claims and $5,000 per occurrence on the aviation related claims except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

In addition to such cases, the Company has been named as a defendant in several uninsured employment related claims which are currently before various courts, the EEOC or various state and local agencies. The Company has instituted policies to minimize these occurrences and monitor those that do occur. At this time, the Company’s management does not believe that the outcome that any of these claims may have, should the investigations conclude that they are valid, will have a material adverse effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended March 31, 2006.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s stock is quoted on the OTC Bulletin Board Service, under the symbol “CMMD.OB.” The Company intends to continue to comply with all capital reporting requirements of the Securities and Exchange Commission.

The following table sets forth, for the calendar periods indicated, the high and low sales price for the Common Stock as reported by the OTC Bulletin Board Service, for each full quarterly period within the two most recent fiscal years.

	Common Stock Market Price
Last Sales Price Period(1)	High	Low

2006
First Quarter	$2.05	$1.20
Second Quarter	3.42	1.76
Third Quarter	2.30	1.65
Fourth Quarter	2.90	1.75

2005
First Quarter	$1.69	$1.12
Second Quarter	1.70	1.21
Third Quarter	1.38	1.05
Fourth Quarter	2.20	1.31

——————

(1)

Reflects fiscal years ended March 31 of the year indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Company’s securities is not necessarily indicative of future performance.

As of June 20, 2006 there were approximately 1,000 holders of the Company’s common stock. The last sales price of the Company’s common stock on June 20, 2006 was $2.40.

The Company has never paid cash dividends on its common stock. Payment of dividends on common stock, if any, will be within the discretion of the Company’s Board of Directors and will depend, among other factors, on approval of its principal lender, earnings, capital requirements and the operating and financial condition of the Company. At present, the Company’s anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance, in part, the development of its business.

Item 6. Selected Financial Data.

The financial data included in this table has been derived from the financial statements as of and for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002, which have been audited by independent certified public accountants. The information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements and related notes included in the Report.

	Statements of Operations Data Years Ended March 31,
In $ Thousands	2006	2005	2004	2003	2002

Revenue	85,209	79,655	75,905	94,315	84,162
Gross profit	11,420	10,523	10,960	19,558	13,805
Operating income (loss)	8	(289)	195	3,266	1,752
Net income (loss)	(100)	(390)	(310)	1,327	2,376
Income (loss) per common share	(.01)	(.06)	(.08)	0.14	0.38
Weighted average number of common shares	8,834,952	7,302,738	6,287,343	6,287,343	6,287,343

All of the above statistics are in $ thousands except for “Income (loss) per common share” and “Weighted average number of common shares” outstanding which are expressed in $’s and number, respectively.

	Balance Sheet Data At March 31,
In $ Thousands	2006	2005	2004	2003	2002

Working capital	6,838	3,679	2,549	3,591	1,525
Total assets	18,113	16,511	21,927	20,707	26,317
Short-term debt(1)	3,475	4,866	9,519	9,248	13,570
Long-term debt(2)	57	81	221	88	291
Stockholders’ equity	7,625	4,409	4,494	4,967	4,087

——————

(1)

The Company’s short-term debt includes the current maturities of long-term debt, obligations under capital leases and short term borrowings. See Notes 8, 9 and 17, “Short-Term Borrowings”, “Long-Term Debt” and “Lease Commitments”, respectively, to the financial statements for further discussion.

(2)

The Company’s long-term debt includes the long-term portion of obligations under capital leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s financial statements and related notes thereto contained in this report. In this discussion, the words “Company”, “we”, “our” and “us” refer to Command Security Corporation.

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words “outlook”, “intend”, “plans”, “efforts”, “anticipates”, “believes”, “expects” or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified at the end of this Item 7. The Company’s actual results may vary significantly from the results contemplated by these forward-looking statements based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets the Company serves.

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

Revenue Recognition

The Company records revenues as services are provided to its customers. Revenues consist primarily of aviation and security services which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to other security companies are calculated as a percentage of the administrative service client’s revenue and are recognized when billings for the related security services are generated.

Trade Receivables

The Company periodically evaluates the requirement for providing for billing adjustments and/or credit losses on its accounts receivable. The Company provides for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and the Company’s overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.

Insurance Reserves

General liability estimated accrued liabilities are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims, historical trends and data.

Workers’ compensation annual premiums are based on the incurred losses as determined at the end of the coverage period, subject to minimum and maximum premium. Estimated accrued liabilities are based on the Company’s historical loss experience and the ratio of claims paid to the Company’s historical payout profiles.

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

Accounting for Stock Options

In December 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of SFAS No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Since SFAS 148 was adopted during fiscal year ended March 31, 2003, the Company could elect to adopt any of the three transitional recognition provisions. The Company adopted the prospective method of accounting for stock-based compensation. The adoption of SFAS 148 resulted in a non-cash charge of $19,600 for stock compensation cost for the three months ended June 30, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest. The Company was required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company recognizes compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $377,750 for stock based compensation for the nine months ended March 31, 2006. Such non-cash charge would have been the same under the provisions of SFAS 148.

Overview

We provide uniformed security services from our twenty-eight operating offices in twelve states throughout the United States. In reaction to the many challenges facing the airline industry currently, we have had to cut back our cost base to attempt to remain profitable. In light of current world conditions, we expect that security will continue to be a key area of focus both domestically in the United States and internationally.

Results of Operations

Earnings

The Company reported a net loss for the fiscal year ended March 31, 2006 of $99,595. The loss reflects, among other items,: (i) an additional provision for bad debts of $850,000 related to the filing by Delta Air Lines and Northwest Airlines of voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and
(ii) approximately $560,000 of professional fees and a non-cash charge of $280,000 for stock compensation costs both of which relate primarily to the Company entering into a consulting agreement with Giuliani Security & Safety LLC, a leading security consulting firm.

In fiscal year 2005, the Company reported a net loss of $390,255. The loss included approximately $685,000 of costs incurred by the Company in connection with:  (i) the change in the Company’s management and Board of Directors in August 2004, and related legal fees and (ii) the payment by the Company of certain legal fees and expenses primarily in connection with the conversion of the Company’s preferred stock into common stock by certain shareholders.

Revenues

Revenues for the fiscal year ended March 31, 2006 increased by $5,553,871, or 7.0%, to $85,208,615 from $79,654,744 in fiscal year 2005. The increase is primarily due to higher revenues of approximately $5,100,000 in the aviation division from:  (i) new and existing airline customers at the Company’s terminal operations at John F. Kennedy International Airport in New York, Baltimore/Washington International Airport in Maryland and Los Angeles International Airport in California and (ii) new contracts which commenced in January and November 2005 with groups of airlines at new airport locations in Portland, Maine and Pittsburgh, Pennsylvania. In addition, the security services division experienced higher revenues of approximately $400,000 due mainly to rate increases with existing customers as well as a net growth in new customers.

Revenues for the fiscal year ended March 31, 2005 increased by $3,749,962, or 4.9%, to $79,654,744 from $75,904,782 in fiscal year 2004. The increase was primarily due to higher revenues of approximately $7,500,000 in the aviation division from:  (i) a contract with Delta Air Lines which commenced in August 2003 and (ii) new airline customers at the Company’s existing terminal operations at John F. Kennedy International Airport in New York and Los Angeles International Airport in California. The increase was partially offset by lower revenues of approximately $4,200,000 due to the losses in the prior year of:  (i) a wheelchair contract at Los Angeles International Airport; (ii) temporary security guard strike work associated with a California based grocery market chain and (iii) an escort program transporting international passengers without United States visas within terminals at certain of the Company’s airport locations.

Gross Profit

Gross profit for the fiscal year ended March 31, 2006 increased by $897,833 to $11,420,359 (13.4% of revenues) from $10,522,526 (13.2% of revenues) for fiscal year 2005. The increase was due mainly to:  (i) expanded services with new and existing customers as noted above and (ii) lower workers’ compensation and automotive insurance costs. Partially offsetting these increases were increased labor and related costs associated with the Company’s security services division.

Gross profit for the fiscal year ended March 31, 2005 decreased by $437,143 to $10,522,526 (13.2% of revenues) from $10,959,669 (14.4% of revenues) for fiscal year 2004. The decrease was due mainly to: (i) the loss of temporary security guard strike work with a California based grocery market chain; (ii) higher state unemployment insurance rates as a result of layoffs of personnel in 2003 due to the federalization of aviation pre-board screening services; (iii) term discounts with airline customers for prompt payment of accounts receivable; (iv) lower gross profit margins on aviation services contracts due to competitive pressures and (v) the loss of the wheelchair and escort program contracts noted above. Partially offsetting these decreases were lower workers’ compensation and vehicle related costs.

The Company has an insurance policy covering workers’ compensation claims in States in which the Company performs services. Estimated accrued liabilities are based on the Company’s historical loss experience and the ratio of claims paid to the Company’s historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,881,041, $3,257,608 and $3,630,004, for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

The nature of the Company’s business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. On the aviation related business, as of October 1, 2002, the Company acquired a policy with a $25,000,000 limit per occurrence. From October 17, 2003 to October 17, 2004, the Company had an excess general liability insurance policy covering aviation claims for an additional $25,000,000 in the aggregate. As of October 1, 2004, the Company acquired a policy with a $30,000,000 limit per occurrence. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair operations and

$5,000 on the aviation related policy except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

General and Administrative Expenses

General and administrative expenses decreased by $336,746 to $10,254,032 (12.0% of revenues) for the fiscal year ended March 31, 2006 from $10,590,778 (13.3% of revenues) in fiscal year 2005. The decrease was primarily due to lower: (i) payroll and related costs; (ii) legal fees due mainly to absence of the prior year payment by the Company of certain legal fees and expenses primarily in connection with litigation relating to the conversion of the Company’s preferred stock into common stock by certain shareholders; (iii) administrative automobile insurance costs; (iv) facility and communication costs; (v) bank fees and service charges; and (vi) depreciation charges on administrative furniture and fixtures. Partially offsetting the decrease were: (i) approximately $560,000 of professional fees related primarily to the Company entering into a consulting agreement with Giuliani Security & Safety LLC and (ii) an increase of $290,950 in non-cash charges for stock based compensation costs.

General and administrative expenses decreased by $217,606 to $10,590,778 (13.3% of revenues) for the fiscal year ended March 31, 2005 from $10,808,384 (14.2% of revenues) in fiscal year 2004. The decrease was primarily due to lower payroll and related costs. Included in general and administrative expenses are: (i) approximately $685,000 of costs incurred by the Company in connection with (a) the change in the Company’s management and Board of Directors in August 2004, and related legal fees and (b) the payment by the Company of certain legal fees and expenses primarily in connection with litigation relating to the conversion of the Company’s preferred stock into common stock by certain shareholders; and (ii) a non-cash charge for stock based compensation cost in the amount of $106,400.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $884,968 to $1,162,173 for the fiscal year ended March 31, 2006 compared with $277,205 in fiscal year 2005. The increase was due mainly to an additional provision for bad debts of $850,000 in September 2005 related to the filing by Delta Air Lines and Northwest Airlines of voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

The provision for doubtful accounts increased by $122,804 to $277,205 for the fiscal year ended March 31, 2005 compared with $154,401 in fiscal year 2004. The increase was primarily due to a $150,000 charge in October 2004 associated with the filing by ATA Airlines for protection under Chapter 11 of the U.S. Bankruptcy Code and the effect of benefits recorded in the prior year period associated with estimated recoveries on bankrupt customers’ receivables.

The Company periodically evaluates the requirement for providing for billing adjustments and/or credit losses on its accounts receivable. The Company provides for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and the Company’s overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. It is not known if bad debts will increase in future periods nor is it believed by management that the increase during the fiscal year ended March 31, 2006 compared with the same period of the prior year is necessarily indicative of a trend.

Bad Debt Recoveries

Bad debt recoveries decreased for the fiscal year ended March 31, 2006 by $51,983 to $3,991 from $55,974 in fiscal year 2005 as a result of higher recoveries in the previous fiscal year.

Bad debt recoveries decreased for the fiscal year ended March 31, 2005 by $142,573 to $55,974 from $198,547 in fiscal year 2004 due mainly to recoveries in fiscal year 2004 associated with airlines that filed for protection under the bankruptcy laws in fiscal year 2003.

Interest Income

Interest income for the fiscal year ended March 31, 2006 principally represents interest earned on: (i) cash balances; (ii) trust funds for potential future workers’ compensation claims and (iii) financing income from the Company’s service agreement customers. Interest income in fiscal year 2006 increased by $142,156 to $238,887 from $96,731 in fiscal year 2005.

Interest income for the fiscal year ended March 31, 2005 principally represents interest earned on trust funds for potential future workers’ compensation claims and financing income from the Company’s service agreement customers. Interest income in fiscal year 2005 increased by $6,931 to $96,731 from $89,800 in fiscal year 2004.

Interest Expense

Interest expense for the fiscal year ended March 31, 2006 decreased by $27,946 to $432,159 from $460,105 in fiscal year 2005. The decrease principally represents lower average outstanding borrowings under the Company’s commercial revolving loan agreement, partially offset by an increase in the weighted average interest rate.

Interest expense for the fiscal year ended March 31, 2005 decreased by $56,658 to $460,105 from $516,763 in fiscal year 2004. The decrease principally represents lower average outstanding borrowings under the Company’s commercial revolving loan agreement, partially offset by an increase in the weighted average interest rate.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The $19,137 gain on equipment dispositions for the fiscal year ended March 31, 2006 was primarily due to the disposition of Company vehicles at amounts in excess of their respective book values.

The $4,848 loss on equipment dispositions for the fiscal year ended March 31, 2005 was due mainly to the sale of a Company vehicle to its former Chief Financial Officer as provided for in his Employment Agreement with the Company.

Income Tax Benefit (Expense)

Income tax benefit for the fiscal year ended March 31, 2006 decreased $201,055 to $66,395 from $267,450 in fiscal year 2005 due mainly to a reduction in the Company’s pre-tax loss. The Company has determined based on its expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2006 and 2005.

Income tax expense decreased from $91,543 in fiscal year 2004 to an income tax benefit of $267,450 in fiscal year 2005 due to a reduction in the valuation allowance attributable primarily to net operating loss benefits.

Liquidity and Capital Resources

The Company pays employees and administrative service clients on a weekly basis, while customers pay for services generally within 60 days after billing by the Company. In order to fund our payroll and operations, the Company maintains a commercial revolving loan arrangement, currently with CIT Group/Business Credit, Inc. (“CIT”).

We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. However, we cannot assure you that this will be the case, and we may be required to obtain additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise. We cannot assure you that such financing will be available upon commercially acceptable terms or otherwise. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

CIT Revolving Loan

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT that had a term of 3 years ending December 12, 2006 and provided for borrowings in an amount up to 85% of the Company’s eligible accounts receivable, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit is offset by a reserve against all outstanding payroll checks. The revolving loan bears interest at the prime rate, as defined, plus 1.25% per annum on the greater of:  (i) $5,000,000 or (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during such month. Costs to close the loan totaled $279,963 and are being amortized over the three year life of the Agreement.

On March 22, 2006, the Company entered into an Amended and Restated Financing Agreement with CIT (the “Amended Agreement”), which provides for borrowings as noted above, but in no event more that $12,000,000. The Amended Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, plus .25% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate, as defined. For LIBOR loans interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.75% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate, as defined, plus 2.50%. As of March 31, 2006, the interest rate was 7.75% per annum.

At March 31, 2006, the Company had borrowed $3,370,379 representing approximately 42% of its maximum borrowing capacity based on the definition of “eligible accounts receivable” under the terms of the Amended Agreement. However, up to $8,629,621 could additionally be available to borrow under the Amended Agreement to finance growth and increased receivables, if any.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. Under such circumstances, the Company’s business would be materially adversely affected if we were not able to obtain suitable alternative financing. For the fiscal year ended March 31, 2006, the Company was in compliance with all covenants under the Amended Agreement.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2006, 2005 and 2004:

	2006	2005	2004

Net cash (used in) provided by operating activities	$(4,941,428)	$8,149,004	$2,169,247
Net cash (used in) provided by investing activities	(179,988)	36,637	31,320
Net cash provided by (used in) financing activities	2,642,609	(5,684,892)	(2,190,266)

Investing

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no present material commitments for capital expenditures.

Financing

During the fiscal year ended March 31, 2006, the Company issued 2,358,092 shares of common stock upon the exercise of warrants to purchase common stock at exercise prices ranging from $.75 to $1.25 per share. The proceeds from such exercises of $2,917,615 were included in common stock and additional paid-in capital at March 31, 2006.

Working Capital

Working capital increased by $3,158,674 to $6,837,745 as of March 31, 2006, from $3,679,071 as of March 31, 2005 primarily due to the exercise of warrants to purchase common stock.

The Company experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,828,802 as of March 31, 2006, compared with $495,249 at March 31, 2005. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

On September 14, 2005, Delta Air Lines (“Delta”) and Northwest Airlines (“Northwest”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company’s credit exposure, as of the date of Delta’s and Northwest’s filings aggregated approximately $1,100,000. As a result, the Company recorded an additional provision for bad debts of $850,000 in September 2005 related to such filings. The Company is currently providing services to these airlines in the normal course of business through our Aviation services division and expects to continue as a preferred service provider with Delta and Northwest. We are currently exploring opportunities to provide additional services with both airlines in the future.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$80,571	$52,614	$27,957	$—	$—
Capital lease obligations	67,360	38,680	28,680	—	—
Operating lease obligations	2,388,184	823,901	1,193,408	370,875	—
Purchase obligations(1)	423,266	91,322	182,644	149,300	—
Total	$2,959,381	$1,006,517	$1,432,689	$520,175	$—

——————

(1)

Purchase obligations include an agreement to purchase uniform cleaning services that is legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Outlook

This section, Management’s Discussion and Analysis of Results of Operations and Financial Condition, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially and are qualified by the section below entitled “Forward Looking Statements.”

Financial Results

Future revenue will be largely dependent upon the Company’s ability to gain additional revenues in the security and aviation services divisions at acceptable margins while minimizing terminations of existing clients. The revenues of the security services division have stabilized over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenues while branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by the Company. On April 3, 2006, the Company announced the expansion of its aviation services division to Oakland International Airport via an award of a new service contract which commenced on May 1, 2006.

Gross profit margins increased during the fiscal year ended March 31, 2006 to 13.4% of revenues compared with an average gross profit margin of 13.2% for the fiscal year ended March 31, 2005 primarily due to: (i) expanded services with new and existing customers as noted above and (ii) lower workers’ compensation and automotive insurance costs. Partially offsetting these increases were increased labor and related costs associated with the Company’s security services division. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued

operational efficiencies resulting from better management of the Company’s cost structures and workers’ compensation experience ratings.

A cost reduction program was instituted in October 2004 which is expected to reduce the Company’s general and administrative expenses in future periods. Additional cost reduction opportunities are being pursued as they are determined.

The aviation services division represents approximately 65% of the Company’s total revenues and Delta, at annual billings of approximately $14,300,000, is the largest customer of the aviation division at approximately 26% of the aviation services division and 17% of the Company’s total revenues. Due to the existing limitations under the Amended Agreement with CIT, the Company is limited to borrowing against Delta’s accounts receivable of up to (but not exceeding) $750,000, so long as such accounts do not remain unpaid for more than thirty (30) days from the invoice date. In the event of a bankruptcy by another airline customer(s), the Company’s earnings and liquidity could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from the Company.

As of the close of business on June 20, 2006, the Company’s cash availability was approximately $4,000,000, which is believed to be sufficient to meet its needs for the foreseeable future barring any increase in reserves imposed by CIT.

We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. However, we cannot assure you that this will be the case, and we may be required to obtain additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise. We cannot assure you that such financing will be available upon commercially acceptable terms or otherwise. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

Forward Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K and in particular those under the heading “Outlook,” contain forward-looking statements. These are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates, management’s beliefs, and assumptions made by management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. While management believes these statements are accurate, the Company’s business is dependent upon general economic conditions and various conditions specific to the industries in which the Company operates. Future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution shareholders and investors that the following important factors, among others, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

During the fiscal year ended March 31, 2006, the Company did not hold a portfolio of securities instruments for either trading or for other purposes.

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT. Based on the Company’s average outstanding balances during the fiscal year ended March 31, 2006, a 1% change in the prime lending rate would impact the Company’s financial position and results of operations by approximately $50,000 over the next fiscal year.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15 (a)(1) and (a)(2) of Part IV of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman of the Board and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

An evaluation was performed under the supervision and with the participation of management, including the Company’s Chairman of the Board and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chairman of the Board and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006. There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) under the caption “Directors and Executive Officers of the Registrant,” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the 2006 Proxy Statement under the caption “Executive Compensation,” and is incorporated herein by reference.

The information required by this Item 11 will be set forth in the 2006 Proxy Statement under the caption “Director Compensation and Stock Ownership Guidelines,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth in the 2006 Proxy Statement under the caption “Common Stock Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The information required by this Item 12 will be set forth in the 2006 Proxy Statement under the caption “Executive Compensation – Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 will be set forth in the 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be set forth in the 2006 Proxy Statement under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Page Number From This Form 10-K

	(1)	Financial Statements:
		Independent auditor’s report	F-1
		Balance Sheets – March 31, 2006 and 2005	F-2
		Statements of Operations – years ended March 31, 2006, 2005 and 2004	F-3
		Statements of changes in stockholders’ equity – years ended March 31, 2006, 2005 and 2004	F-4
		Statements of cash flows – years ended March 31, 2006, 2005 and 2004	F-5 – F-6
		Notes to Financial Statements	F-7 – F-19

	(2)	Financial Statement Schedules:
		Schedule II – Valuation and Qualifying Accounts	F-20
Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Financial Statements or notes thereto.

	(3)	Exhibits:

A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by the Company) is provided in the Exhibit Index on pages 23-24 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: June 28, 2006	By:	/s/ Barry I. Regenstein
Barry I. Regenstein President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated:

Signature	Title	Date

/s/ Bruce Galloway	Chairman of the Board	June 28, 2006
Bruce Galloway

/s/ Barry I. Regenstein	Chief Financial Officer	June 28, 2006
Barry I. Regenstein

/s/ Martin C. Blake, Jr.	Director	June 28, 2006
Martin C. Blake, Jr.

/s/ Robert S. Ellin	Director	June 28, 2006
Robert S. Ellin

/s/ Peter Kikis	Director	June 28, 2006
Peter Kikis

/s/ Thomas Kikis	Director	June 28, 2006
Thomas Kikis

/s/ Martin Wade, III	Director	June 28, 2006
Martin Wade, III

COMMAND SECURITY CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended & Restated Articles	Incorporated by reference to Exhibit of Incorporation 3.3 of the form 10-K for the fiscal year ended March 31, 1993 (the “1993 10-K”).
3.2	By-Laws	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the fiscal year ended March 31, 1991 (the “1991 10-K”).
3.3	Amendments to By-Laws	Incorporated by reference to Exhibit 3.3 of the Form 10-K/A for the fiscal year ended March 31, 1994 (the “1994 10-K/A”).
3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.4 of the Eighth Amendment to the Registration Statement filed on Form S-1, File No. 33-75336 (the “S-1”).
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to Registrant’s Registration Statement on Form S-18, file number 33, 35007-NY (the “S-18”).
4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2 of the Third Amendment to the S-1.
10.1	Purchase and Sale Agreement dated February 24, 1996, for the acquisition of United Security Group Inc.	Incorporated by reference to Exhibit 2.1 of the Form 8-K filed March 23, 1996.
10.2	CIT Group/Business Credit, Inc. Financing Agreement dated December 12, 2003	Incorporated by reference to Exhibit 10.41 of the Form 10-K for the fiscal year ended March 31, 2004 filed on July 14, 2004.
10.3	Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. dated March 21, 2006	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed March 21, 2006.
10.4	Consulting Agreement with Giuliani Security & Safety LLC dated January 9, 2006	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed January 9, 2006.
10.5	Consulting Agreement with Jericho State Capital Consulting LLC dated February 3, 2006	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed February 3, 2006.
11	Computation of Loss Per Share of Common Stock	Incorporated by reference to Note 11 of the Financial Statements.
14	Command Code of Ethics	Incorporated by reference to Exhibit 14 of the Form 10-K for the fiscal year ended March 31, 2004 filed on July 14, 2004.
31.1	Certifications Pursuant to Rule 13(a)-14(a)/ 15(d)-14(a)	Exhibit 31.1 attached hereto.
31.2	Certifications Pursuant to Rule 13(a)-14(a)/ 15(d)-14(a)	Exhibit 31.2 attached hereto.
32.1	Section 1350 Certifications	Exhibit 32.1 attached hereto.
32.2	Section 1350 Certifications	Exhibit 32.2 attached hereto.

Exhibit Number	Exhibit Description

99.1	Reliance Warrant	Incorporated by reference to Exhibit 99.14 of the Form 8-K filed September 27, 2000.
99.2	Registration Rights Agreement	Incorporated by reference to Exhibit 99.22 of the Form 8-K filed September 27, 2000.
99.3	Audit Committee of the Board of Directors Charter and Powers	Incorporated by reference to Exhibit 99.23 of the Form 10-K for the fiscal year ended March 31, 2001 filed on July 3, 2001
99.4	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25 of the Form 10-K for the fiscal year ended March 31, 2001 filed on July 3, 2001.
99.5	2005 Stock Incentive Plan	Exhibit 99.5 attached hereto.
99.5	Blake Warrant	Incorporated by reference to Exhibit 99.27 of the Form 10-K for the fiscal year ended March 31, 2001 filed on July 3, 2001.
99.6	Gordon Robinett Employment Agreement	Incorporated by reference to Exhibit 99.31 of the Form 10-K for the fiscal year ended March 31, 2004 filed on July 14, 2004.

INDEPENDENT AUDITOR’S REPORT ON THE FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
of Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule II – Valuation and Qualifying Accounts. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three fiscal years ended March 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the accompanying financial statements for the fiscal year ended March 31, 2005 have been restated.

/s/ D’ARCANGELO & CO., LLP
June 20, 2006 Poughkeepsie, New York

COMMAND SECURITY CORPORATION

BALANCE SHEETS

March 31, 2006 and 2005

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$32,243	$2,511,050
Accounts receivable from guard service customers, less allowance for doubtful accounts of $252,689 and $275,223, respectively	13,103,581	11,006,310
Accounts receivable from administrative service client customers, less allowance for doubtful accounts of $80,203 and $26,242, respectively	700,519	623,529
Prepaid expenses	721,451	788,045
Other assets	2,291,135	347,592
Total current assets	16,848,929	15,276,526
Furniture and equipment at cost, net	405,179	427,673
Intangible assets, net	79,450	174,896
Restricted cash	74,447	72,010
Other assets	705,294	560,255
Total assets	$18,113,299	$16,511,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in advance of deposits	$1,828,802	$495,249
Current maturities of long-term debt	52,614	26,699
Current maturities of obligations under capital leases	38,680	27,475
Short-term borrowings	3,383,740	4,811,774
Accounts payable	939,526	399,374
Due to service companies	101,391	160,115
Accrued expenses and other liabilities	3,666,431	5,676,769
Total current liabilities	10,011,184	11,597,455
Insurance reserves	420,781	423,449
Long-term debt, due after one year	27,957	41,066
Obligations under capital leases, due after one year	28,680	40,063
Total liabilities	10,488,602	12,102,033
Commitments and contingencies (Notes 16, 17 and 18)
Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value per share, 1,000,000 shares authorized	—	—
Common stock, $.0001 par value per share, 20,000,000 shares authorized, 10,137,970 and 7,779,878 shares issued and outstanding, respectively	1,014	778
Additional paid-in capital	13,663,311	10,348,582
Accumulated deficit	(6,039,628)	(5,940,033)
Total stockholders’ equity	7,624,697	4,409,327
Total liabilities and stockholders’ equity	$18,113,299	$16,511,360

See accompanying notes and auditor’s report

COMMAND SECURITY CORPORATION

STATEMENTS OF OPERATIONS

Years Ended March 31, 2006, 2005 and 2004

	2006	2005		2004

Revenues	$85,208,615		$79,654,744	$75,904,782
Cost of revenues	73,788,256		69,132,218	64,945,113
Gross profit	11,420,359		10,522,526	10,959,669
Operating expenses
General and administrative expenses	10,254,032		10,590,778	10,808,384
Provision for doubtful accounts and notes	1,162,173		277,205	154,401
Bad debt recoveries	(3,991)		(55,974)	(198,547)
	11,412,214		10,812,009	10,764,238
Operating income (loss)	8,145		(289,483)	195,431
Other income (expenses)
Interest income	238,887		96,731	89,800
Interest expense	(432,159)		(460,105)	(516,763)
Gain (loss) on equipment dispositions	19,137		(4,848)	12,667
	(174,135)		(368,222)	(414,296)

Loss before income tax benefit (expense)	(165,990)		(657,705)	(218,865)
Income tax benefit (expense)	66,395		267,450	(91,543)
Net loss	(99,595)		(390,255)	(310,408)
Preferred stock dividends	—		(38,413)	(162,695)
Net loss applicable to common stockholders	$(99,595)		$(428,668)	$(473,103)
Loss per share of common stock
Basic	$(.01)		$(.06)	$(.08)
Diluted	$(.01)	$	n/a	$(.08)
Weighted average number of common shares outstanding
Basic	8,834,952		7,302,738	6,287,343
Diluted	9,646,915		7,862,786	6,390,525

See accompanying notes and auditor’s report

COMMAND SECURITY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended March 31, 2006, 2005 and 2004

	Preferred Stock	Common Stock	Paid-In Capital	Accumulated Deficit	Total

Balance at March 31, 2003	$2,033,682	$629	$8,171,870	$(5,239,370)	$4,966,811
Preferred stock dividends			(162,695)		(162,695)
Net loss				(310,408)	(310,408)

Balance at March 31, 2004	2,033,682	629	8,009,175	(5,549,778)	4,493,708
Preferred stock dividends			(38,413)		(38,413)
Preferred stock conversion	(2,033,682)	123	2,033,559		—
Warrants exercised		26	237,861		237,887
Stock compensation cost			106,400		106,400
Net loss				(390,255)	(390,255)

Balance at March 31, 2005	—	778	10,348,582	(5,940,033)	4,409,327
Warrants exercised		236	2,917,379		2,917,615
Stock compensation cost			397,350		397,350
Net loss				(99,595)	(99,595)

Balance at March 31, 2006	$—	$1,014	$13,663,311	$(6,039,628)	$7,624,697

See accompanying notes and auditor’s report

COMMAND SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

Years Ended March 31, 2006, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

	2006	2005	2004

OPERATING ACTIVITIES
Net loss	$(99,595)	$(390,255)	$(310,408)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	296,797	396,471	477,314
Stock based compensation costs	397,350	106,400	—
Provision for doubtful accounts and notes receivable, net of recoveries	1,158,182	221,231	(44,146)
(Gain) loss on equipment dispositions	(19,137)	4,848	(12,667)
Deferred income taxes	(66,395)	(267,450)	—
Insurance reserves	(10,279)	(21,805)	(7,182)
Changes in operating assets and liabilities:
Accounts receivable	(3,332,443)	6,192,186	(471,715)
Prepaid expenses	173,489	1,073,142	794,950
Other receivables	(1,827,741)	(49,434)	(843,583)
Other assets	(90,357)	1,287,716	209,234
Accounts payable and other current liabilities	(1,462,575)	(315,956)	2,317,340
Due to administrative service clients	(58,724)	(88,090)	60,110
Net cash (used in) provided by operating activities	(4,941,428)	8,149,004	2,169,247

INVESTING ACTIVITIES
Purchases of equipment	(74,780)	(55,113)	(47,078)
Proceeds from equipment dispositions	10,595	20,850	20,164
Issuance of note to administrative service client	(125,000)	—	—
Principal collections on notes receivable	9,197	70,900	58,234
Net cash (used in) provided by investing activities	(179,988)	36,637	31,320

FINANCING ACTIVITIES
Net repayments on line-of-credit	(1,151,976)	(4,275,669)	(7,814)
Increase (decrease) in checks issued in advance of deposits	1,333,553	(71,362)	(514,457)
Debt issuance costs	—	—	(277,988)
Proceeds from warrant exercises	2,917,615	237,887	—
Principal payments on other borrowings	(419,855)	(1,430,391)	(1,113,560)
Principal payments on capital lease obligations	(36,728)	(66,270)	(73,076)
Payment of preferred stock dividends	—	(79,087)	(203,371)
Net cash provided by (used in) financing activities	2,642,609	(5,684,892)	(2,190,266)
Net change in cash and cash equivalents	(2,478,807)	2,500,749	10,301
Cash and cash equivalents, beginning of year	2,511,050	10,301	—
Cash and cash equivalents, end of year	$32,243	$2,511,050	$10,301

See accompanying notes and auditor’s report

COMMAND SECURITY CORPORATION

STATEMENTS OF CASH FLOWS – (continued)

Years Ended March 31, 2006, 2005 and 2004

1. Supplemental Disclosures of Cash Flows Information

Cash paid during the years for:

	2006	2005	2004

Interest	$440,696	$470,595	$516,763
Income Taxes	22,634	45,328	229,063

2. Supplemental Disclosures of Non-Cash Investing and Financing Activities

During the year ended March 31, 2004, the line of credit with LaSalle Business Credit, Inc. (“LaSalle”) was terminated and replaced with a line of credit from CIT Group/Business Credit, Inc. (“CIT”). The proceeds from CIT to LaSalle in the amount of $8,723,102 have been excluded from net repayments on the line of credit, on the statements of cash flows presented.

During the year ended March 31, 2004, the Company reclassified $1,930,379 from accounts receivable in connection with the FAA disputed billings. This amount has been excluded from the statements of cash flows presented.

During the year ended March 31, 2003, the Company accrued $600,000 in other payables in reference to a dispute with the Office of General Services (“OGS”). During the year ended March 31, 2004, the Company agreed to a settlement with the OGS in the same amount. A portion of the agreement calls for 21 monthly payments totaling $527,000, commencing December 1, 2003. This amount has been excluded from the change in other payables and proceeds from long-term debt financing on the statements of cash flows presented.

For the fiscal years ended March 31, 2006, 2005 and 2004, the Company purchased transportation equipment with direct installment and lease financing of $86,259, $47,270 and $162,417, respectively. These amounts have been excluded from the purchases of equipment and proceeds from long-term debt on the statements of cash flows presented.

The Company may obtain short-term financing to meet its insurance needs. For the fiscal years ended March 31, 2006, 2005 and 2004, $106,895, $924,733 and $910,104, respectively, were borrowed for this purpose. These borrowings have been excluded from the statements of cash flows presented.

During the year ended March 31, 2005, the holder of 12,325.35 shares of the Company’s Series A convertible preferred stock converted such shares into 1,232,535 shares of common stock. The debit to preferred stock of $2,033,682 and credits to common stock of $123 and additional paid-in capital of $2,033,559 have been excluded from the statements of cash flows presented.

As of March 31, 2004, the Company accrued dividends of $40,674 on its Series A convertible preferred stock. This charge to additional paid-in capital and credit to dividends payable has been excluded from the statements of cash flows presented.

See accompanying notes and auditor’s report

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

Principal business activities

Command Security Corporation (the “Company”) is a uniformed security officer service company operating in Connecticut, California, Delaware, Florida, Illinois, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon and Pennsylvania. In addition, the Company also provides other security officer companies (administrative service clients) and police departments in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue.

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

Revenue recognition

The Company records revenues as services are provided to its customers. Revenues consist primarily of security officer services which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenues for administrative services provided to other security officer companies are calculated as a percentage of the administrative service client’s revenues and are recognized when billings for the related security officer services are generated.

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

Intangible assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs which are being amortized on a straight-line basis over three to five years. The life assigned to customer lists acquired is based on management’s estimate of the attrition rate. The attrition rate is estimated based on historical contract longevity and management’s operating experience. We test for impairment annually or when events and circumstances warrant such a review. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144.

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

1. Business Description and Summary of Accounting Policies – continued

Advertising costs

The Company expenses advertising costs as incurred. Amounts incurred for recruitment and general business advertising were $62,750, $37,375 and $33,159 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Trade receivables

The Company periodically evaluates the requirement for providing for billing adjustments and/or credit losses on its accounts receivable. The Company provides for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and the Company’s overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.

Insurance reserves

General liability estimated accrued liabilities are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims, historical trends and data.

Workers’ compensation annual premiums are based on the incurred losses as determined at the end of the coverage period, subject to minimum and maximum premium. Estimated accrued liabilities are based on the Company’s historical loss experience and the ratio of claims paid to the Company’s historical payout profiles.

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

Income (loss) per common share

Under the requirements of SFAS No. 128, “Earnings Per Share,” the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2006 and 2004 because of the effect the assumed issuance of common shares would have if the outstanding stock options and warrants were exercised.

Accounting for stock options

In December 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Since SFAS 148 was adopted during fiscal year ended March 31, 2003, the Company could elect to adopt any of the three transitional recognition provisions. The Company has chosen to adopt the prospective method of accounting for stock-based compensation. The adoption of SFAS 148 resulted in a non-cash charge of $19,600 for stock compensation cost for the three months ended June 30, 2005.

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

1. Business Description and Summary of Accounting Policies – continued

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest. The Company was required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company recognizes compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $377,750 for stock based compensation for the nine months ended March 31, 2006. Such non-cash charge would have been the same under the provisions of SFAS 148.

Fair value

The fair value of the Company’s long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2006 and 2005, the fair value of long-term debt approximates its carrying amount.

Reclassifications

Certain amounts have been reclassified to conform to the fiscal 2006 presentation. Administrative service revenues of $350,635, $329,984 and $336,010 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, have been included with total revenue. Amortization of intangibles of $104,722, $95,321 and $83,093 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, have been included within general and administrative expenses. These reclassifications had no effect on the Company’s financial position or results of operations.

Restatement of prior period financial statements

In preparing the fiscal 2006 financial statements, the Company determined that Accounts receivable and Accrued expenses and other liabilities at March 31, 2005 were overstated by $1,446,118 because of an incorrect reclassification of accounts receivable credit balances associated with customer prepayments. As a result, the Company has restated the accompanying fiscal 2005 financial statements to correct for the overstatement noted above. The correction had no effect on the Company’s financial position or results of operations.

2. Accounts Receivable Disputed

Accounts receivable disputed in the amount of $1,965,006 net of a $965,373 billing adjustment for the fiscal years ended March 31, 2004 represents the balance reported by the Company, as due from the FAA in connection with pre-board screening services rendered under a contract completed during November 2002. On June 14, 2004, the Company collected $1,965,000 from the Defense Contract Management Agency in complete settlement of this dispute.

3. Furniture and Equipment

Furniture and equipment at March 31, 2006 and 2005 consist of the following:

	2006	2005

Transportation equipment	$682,088	$741,113
Security equipment	512,337	479,668
Office furniture and equipment	1,274,916	1,239,980
	2,469,341	2,460,761
Accumulated depreciation	(2,064,162)	(2,033,088)
Total	$405,179	$427,673

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

3. Furniture and Equipment – continued

Depreciation expense for the fiscal years ended March 31, 2006, 2005 and 2004, was $192,075, $301,150 and $394,221, respectively, and includes amortization of assets purchased under capital lease arrangements in the amounts of $35,751, $93,086 and $105,254 for each of the respective years then ended (see Note 17).

4. Intangible Assets

Intangible assets at March 31, 2006 and 2005 consist of the following:

	2006	2005

Customer list	$30,000	$30,000
Borrowing cost	289,240	279,963
Goodwill	20,402	20,402
	339,642	330,365
Accumulated amortization	(260,192)	(155,469)
Total	$79,450	$174,896

Amortization expense for the fiscal years ended March 31, 2006, 2005 and 2004, was $104,722, $95,321 and $83,093, respectively. During the year ended March 31, 2005, the Company removed fully amortized customer lists and borrowing costs with initial costs of $181,293 and $190,034, respectively, from its accounts. Amortization expense for the years ending March 31, 2007 and 2008 will be $33,741 and $25,307, respectively.

For the fiscal years ended March 31, 2006 and 2005, respectively, the balance of the intangible assets represents the value of goodwill in the amount of $20,402 which is not subject to amortization and net borrowing costs in the amount of $59,048 and $154,494, respectively, which is subject to amortization on a straight line basis over the life of the Company’s financing agreement (see Note 8).

5. Restricted Cash

Restricted cash represents deposits for the benefit of the Company’s insurance carrier as collateral for workers’ compensation claims. The Company’s insurance carrier released $36,817 from the restrictions in September 2004.

6. Other Assets

Other assets at March 31, 2006 and 2005 consist of the following:

	2006	2005

Workers’ compensation insurance	$2,135,460	$158,326
Note receivable	115,803	—
Other receivables	215,558	321,654
Security deposits	195,499	159,284
Deferred tax asset	333,845	267,450
Other	264	1,133
	2,996,429	907,847
Current portion	(2,291,135)	(347,592)
Total non-current portion	$705,294	$560,255

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2006 and 2005 consist of the following:

	2006	2005

Payroll and related expenses	$2,408,927	$3,242,696
Customer prepayments, net	811,256	1,724,077
Taxes and fees payable	317,097	391,682
Accrued interest payable	24,415	32,952
Other	104,736	285,362
Total	$3,666,431	$5,676,769

8. Short-Term Borrowings

Short-term borrowings at March 31, 2006 and 2005 consist of the following:

	2006	2005

Line of credit	$3,370,379	$4,522,355
Various insurance financing arrangements, interest at 6.36% for 2006 and 5.55% and 5.86% for 2005	13,361	289,419
Total	$3,383,740	$4,811,774

On December 12, 2003, the Company entered into a three year agreement with CIT Group/Business Credit, Inc. (“CIT”) under a financing agreement (the “Agreement”), which provides for borrowings in an amount of up to 85% of the Company’s eligible accounts receivable, as defined in the Agreement, but in no event more than $15,000,000. The Agreement also provides for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit is offset by a reserve against all outstanding payroll checks. The revolving loan bears interest at the prime rate, as defined, plus 1.25% per annum on the greater of:  (i) $5,000,000 or (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during such month (see below). Costs to close the loan totaled $279,963 and are being amortized over its 3 year life.

On March 22, 2006, the Company entered into an Amended and Restated Financing Agreement with CIT (the “Amended Agreement”), which provides for borrowings as noted above, but in no event more that $12,000,000. The Amended Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, plus .25% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate, as defined. For LIBOR loans interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.75% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate, as defined, plus 2.50%. As of March 31, 2006, the interest rate was 7.75% per annum.

At March 31, 2006, the Company had borrowed $3,370,379 representing approximately 42% of its maximum borrowing capacity based on the definition of “eligible accounts receivable” under the terms of the Amended Agreement. However, as the business grows and produces new receivables, up to $8,629,621 could additionally be available to borrow under the Amended Agreement.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. For the fiscal year ended March 31, 2006, the Company was in compliance with all covenants under the agreement.

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

9. Long-Term Debt

Long-term debt at March 31, 2006 and 2005 consist of the following:

	2006	2005

Various installment loans due at various dates through March 2009, with interest ranging from 4.5% to 10.25%(a)	$80,571	$67,765
	80,571	67,765
Current maturities	(52,614)	(26,699)
Total	27,957	41,066

——————

(a)

Payable to General Motors Acceptance Corporation and Ford Motor Credit Corporation. The notes are collateralized by automobiles.

The aggregate amount of required principal payments of long-term debt is as follows:

Year ending: March 31, 2007	$52,614
March 31, 2008	22,055
March 31, 2009	5,902
Total	$80,571

10. Preferred Stock

The Board of Directors has been authorized to issue preferred stock in series and to fix the number, designation, relative rights, preferences and limitations of each series of such preferred stock. Of the 1,000,000 shares authorized for issuance, 12,325 had been designated as Series A Convertible Preferred Stock (“Series A”). The Series A shareholders were entitled to receive annual dividends equal to 8% of the liquidation value of their shares, payable quarterly in cash. Upon liquidation or redemption the Series A shareholders were entitled to $165 per share or $2,033,682. As of June 25, 2004, the preferred stock was converted into 1,232,535 shares of the Company’s common stock.

During the year ended March 31, 2005, $79,087 in preferred dividends was paid representing the outstanding accrual for dividends payable at March 31, 2004 together with the June 2004 quarter.

11. Net Loss per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net loss for the fiscal years ended March 31, 2006, 2005 and 2004:

	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Year ended March 31, 2006
Basic EPS	$(99,595)	$8,834,952		$(.01)
Options issued November 2000, February 2001, August 2004, May 2005, September 2005 and February 2006		811,963
Diluted EPS	$(99,595)	$9,646,915		$(.01)
Year ended March 31, 2005
Basic EPS	$(428,668)	$7,302,738		$(.06)
Effect of dilutive shares:
Options issued November 2000, February 2001, March 2002 and August 2004		560,048
Diluted EPS	$(428,668)	$7,862,786	$	n/a
Year ended March 31, 2004
Basic EPS	$(473,103)	$6,287,343		$(.08)
Effect of dilutive shares:
Options issued November 2000, February 2001 and March 2002		103,182
Diluted EPS	$(473,103)	$6,390,525		$(.08)

COMMAND SECURITY CORPORATN

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

11. Net Loss per Share – continued

Convertible preferred stock outstanding during the year ended March 31, 2004 and additional options and warrants outstanding during the year ended March 31, 2004 were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

12. Retirement Plans

In November, 1999, the Company adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The plan does not allow for employer matching of elective deferrals. For the fiscal years ended March 31, 2006, 2005 and 2004, no discretionary amounts have been accrued or paid.

13. Concentrations of Credit Risk

Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 28% and 26% and in the New York Metropolitan area with 32% and 40% of total receivables as of March 31, 2006 and 2005, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the fiscal years ended March 31, 2006, 2005 and 2004, the Company generated 65%, 63% and 60%, respectively, of its revenue from aviation and related services. Trade receivables due from the commercial airline industry comprised 38% and 47% of net receivables as of March 31, 2006 and 2005, respectively. The Company’s remaining customers are not concentrated in any specific industry.

The Company maintains its cash accounts in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes they are not exposed to any significant credit risk.

14. Significant Customers

The Company operates as a provider of security officer services to a wide range of industries which the Company has categorized into three groups; security officer services, aviation services and support services. The latter includes revenues from administrative service agreements and back office support to police departments.

Net revenues for the groups noted above were as follows for the three years ended March 31:

	2006	2005	2004

Security Officer Services	$29,269,512	$28,858,519	$30,047,546
Aviation Services	55,588,468	50,466,240	45,521,225
Support Services	350,635	329,985	336,011
Total	$85,208,615	$79,654,744	$75,904,782

For the fiscal years ended March 31, 2006 and 2005, one airline customer accounted for approximately $14,309,000 and $12,604,000, respectively, of the Company’s total revenue. For the year ended March 31, 2004, two airline industry customers accounted for approximately $6,913,000 and $6,810,000, respectively, of the Company’s total revenue.

15. Insurance Reserves

The Company has an insurance policy covering workers’ compensation claims in states that the Company performs services. Estimated accrued liabilities are based on the Company’s historical loss experience and the ratio of claims paid to the Company’s historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,881,041, $3,257,608 and $3,630,004, for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

15. Insurance Reserves – continued

The nature of the Company’s business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. On the aviation related business, as of October 1, 2002, the Company acquired a policy with a $25,000,000 limit per occurrence. From October 17, 2003 to October 17, 2004, the Company had an excess general liability insurance policy covering aviation claims for an additional $25,000,000 in the aggregate. As of October 1, 2004, the Company acquired a policy with a $30,000,000 limit per occurrence. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair operations and $5,000 on the aviation related policy except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its general liability retention and workers’ compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, the Company’s ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting there from are reflected in current results of operations.

16. Contingencies

The nature of the Company’s business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability and workers’ compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation and airport wheelchair operations related claims and $5,000 per occurrence on the aviation related claims except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

The Company has employment agreements with its President and its Chief Operating Officer (“COO”). The agreement with the President is for a three year period expiring September 2007. The terms of the agreement call for severance payments and specified benefits of approximately $270,000 depending upon the reason for termination. The agreement with the COO is for a three year period which has been extended to July 2006. The terms of this agreement call for severance payments and specified benefits of approximately $260,000 depending upon the reason for termination.

17. Lease Commitments

The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $962,687, $952,166 and $947,539, for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

17. Lease Commitments – continued

The Company leases certain equipment and vehicles under agreements which are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2006 are $718,257 and $628,730 and at March 31, 2005 are $714,149 and $625,421, respectively.

The future minimum payments under long-term non-cancelable capital and operating lease agreements are as follows:

	Capital Leases	Operating Leases

Year ending: March 31, 2007	$43,372	$823,901
March 31, 2008	20,966	604,840
March 31, 2009	10,116	347,529
March 31, 2010	—	241,039
March 31, 2011	—	184,502
Later years	—	186,373
	74,454	2,388,184
Amounts representing interest	(7,094)	—
Total	$67,360	$2,388,184

18. Other Commitments

On March 31, 2004, the Company settled a dispute with a uniform cleaning service which calls for the Company to pay $1,756 per week for 344 weeks or a total amount of $604,133 ending in fiscal 2011. The expense recorded in connection with weekly payments under this agreement amounted to $93,068 and $87,800 for the fiscal years ended March 31, 2006 and 2005, respectively.

The required future minimum payments under the agreement are as follows:

Year ending: March 31, 2007	$91,322
March 31, 2008	91,322
March 31, 2009	91,322
March 31, 2010	91,322
March 31, 2011	57,978
Total	$423,266

19. Stock Option Plan and Warrants

In November 2000, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the stock option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price which cannot be less than the fair market value of the shares on the date the options are granted. In February 2001, August 2004 and May 2005, options to purchase 225,000, 200,000 and 40,000 shares, respectively, of common stock were issued and in April 2002, August 2003 and April 2004, options to purchase 50,000, 20,000 and 75,000 shares, respectively, were cancelled due to terminations of employment. During fiscal 2006, the Company received proceeds of $45,000 in connection with the exercise of stock options to purchase 60,000 shares of the Company’s common stock at an exercise price of $.75 per share. The outstanding options are exercisable at any time before January 31, 2011, August 29, 2014 and May 23, 2015 at $.75, $1.35 and $1.49 per share with respect to the February 2001, August 2004 and May 2005 issuances, respectively.

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

19. Stock Option Plan and Warrants – continued

In September 2005, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price which cannot be less than the fair market value of the shares on the date the options are granted. In September 2005, options to purchase 80,000 shares of the Company’s common stock were issued. The outstanding options are exercisable at any time before September 21, 2015 at $2.05 per share.

In February 2006, the Company granted to a consultant a warrant to purchase an aggregate of 350,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The outstanding warrant is exercisable at any time before February 4, 2009.

On May 21, 2004, GCM Securities Partners, LLC (“GCM”) purchased from Reliance Security Group, plc (“Reliance”) securities which included:  (i) a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.03125 per share and (ii) a warrant to acquire 2,298,092 shares of the Company’s common stock at an exercise price of $1.25 per share. In November 2004, the Company received proceeds of $154,687 in connection with the exercise of the warrant to purchase 150,000 shares of the Company’s common stock. During fiscal 2006, the Company received proceeds of $2,872,615 in connection with the warrant to purchase 2,298,092 shares of the Company’s common stock.

On August 30, 2004 (the “Effective Date”), the Company issued stock options to the Chief Operating Officer (the “Executive”) to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.35 per share. The options vest, and may be exercised by the Executive with respect to 200,000 shares on the Effective Date and commencing one year after the Effective Date, 12,500 shares per month through August 2007.

In March 2002, the Company issued warrants for 10,000 shares of common stock to each of three of the Company’s directors at an exercise price of $.82 per share, the fair market value at the time of the grant. In February 2005, the Company received proceeds of $8,200 in connection with the exercise of warrants to purchase 10,000 shares of the Company’s common stock. The remaining warrants expired on February 28, 2005.

In March 2002, the Company issued warrants for 100,000 shares of common stock to individuals associated with a consulting agreement at an exercise price of $.75. During the fiscal year ended March 31, 2005, the Company received proceeds of $75,000 in connection with the exercises of warrants to purchase 100,000 shares of the Company’s common stock.

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

The following is a summary of activity related to all Company stock option and warrant arrangements:

	Options				Warrants
	Exercise Price			Number of Shares	Exercise Price			Number of Shares

Outstanding at March 31, 2003
Issued	$.75	–	$1.25	1,187,959	$.75	–	$1.25	2,782,577
Forfeited	75	–	1.25	(1,032,959)	.75			100,000
Outstanding at March 31, 2004	.75			155,000.75		–	1.25	2,782,577
Issued	1.35			700,000.75		–	1.03
Exercised								(260,000)
Forfeited	.75			(75,000)	1.25			(204,485)
Expired					.82			(20,000)
Outstanding at March 31, 2005	.75	–	1.35	780,000	1.25			2,298,092
Issued	1.49	–	2.05	120,000	2.00			350,000
Exercised	.75			(60,000)	1.25			(2,298,092)
Outstanding at March 31, 2006	$.75	–	$2.05	840,000	$2.00			350,000

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

19. Stock Option Plan and Warrants – continued

At March 31, 2006 there were 840,000 and 350,000 options and warrants outstanding, respectively, exercisable at prices ranging from $.75 to $2.05, and 2,290,000 shares reserved for issuance under all stock arrangements.

Significant option and warrant groups outstanding at March 31, 2006 and the related weighted average exercise price and life information are as follows:

Range of Exercise Price	Options/ Warrants Outstanding	Options/ Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$.75–$2.05	840,000	542,500	$1.41	3.83
2.00	350,000	350,000	2.00	2.85
$.75–$2.05	1,190,000	892,500	1.58	3.58

As discussed in Note 1, the Company adopted the provisions of SFAS 148 for the fiscal year ended March 31, 2003. Beginning April 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified or settled after April 1, 2002. For the year ended March 31, 2005, the fair value of stock options granted is estimated on the date of the grant using the Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

The weighted average estimated values of employee stock options granted during fiscal 2006 and 2005 were $.75 and $.38, respectively. The values of options granted in fiscal 2006 and 2005 were estimated at the date of grant using the following weighted average assumptions:  dividend yield of 0.00%; stock price historical volatility factor of 42.9%; expected life of 3 years; and risk-free interest rate of 3.64%. There was no cost related to stock-based employee compensation included in the determination of net income (loss) for the year ended March 31, 2004 since there were no employee awards granted during this year.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest. The Company was required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company recognizes compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $377,750 for stock based compensation for the nine months ended March 31, 2006. Such non-cash charge would have been the same under the provisions of SFAS 148.

20. Income Taxes

Income tax benefit (expense) for the fiscal years ended March 31 consists of the following:

	2006	2005	2004

Current:
Federal	$—	$—	$(76,203)
State and local	—	—	(15,340)
	—	—	(91,543)
Deferred:
Federal	51,545	207,875	—
State and local	14,850	59,575	—
	66,395	267,450	—
Income tax benefit (expense)	$66,395	$267,450	$(91,543)

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

20. Income Taxes – continued

The differences (expressed as a percentage of pretax income) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

	2006	2005	2004

Statutory federal income tax rate	34.0	34.0	34.0
State and local income taxes	9.0	9.8	9.8
Valuation allowance and reserves	9.3	1.8	16.7
Permanent differences	(12.3)	(4.9)	(18.5)
Other	—	—	(.2)
Effective tax rate	40.0%	40.7%	41.8%

The significant components of deferred tax assets and liabilities as of March 31, 2006 and 2005 are as follows:

	2006	2005

Current deferred tax assets:
Accounts receivable	$59,291	$38,185
Accrued expenses	106,207	106,207
Contingency reserves	55,900	11,610
	221,398	156,002
Valuation allowance	(189,048)	(140,216)
Net current deferred tax asset	$32,350	$15,786
Non-current deferred tax assets (liabilities):
Equipment	$(70,393)	$(76,614)
Intangible assets	503,711	606,973
Self-insurance	180,937	182,083
Workers compensation reserve	459,016	195,158
Net operating loss carryover	688,654	1,042,484
Income tax credits	84,790	84,790
Employee stock compensation	216,614	45,750
	2,063,329	2,080,624
Valuation allowance	(1,761,834)	(1,828,960)
Net non-current deferred tax asset	$301,495	$251,664

The valuation allowance decreased by $18,294 and $89,270 during the fiscal years ended March 31, 2006 and 2004, respectively, and increased by $16,986 during the year ended March 31, 2005. The Company has determined based on its expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2006 and 2005. Federal net operating loss carryforwards were approximately $1,601,521 at March 31, 2006. This amount may be limited on an annual basis due to the change in ownership during fiscal 2005. They begin to expire in 2010.

The Company has wage tax credits in the amount of $8,587 that expire in 2018 and alternative minimum tax credits in the amount of $76,203 that carryforward indefinitely.

21. Related Party Transactions

In addition to an annual directors fee of $10,000 effective September 2004 and payment of fees for attending board meetings in the amount of $1,000, for each meeting attended, for the fiscal years ended March 31, 2005 and 2004, various former directors received fees for their services on various committees of the Company. The expenses paid in connection with services rendered for committees by such former directors amounted to $33,253 and $77,201 for the fiscal years ended March 31, 2005 and 2004, respectively.

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

22. Quarterly Results (unaudited)

Summary data relating to the results of operations for each quarter for the fiscal years ended March 31, 2006 and 2005 follows:

	Three Months Ended
	June 30	Sept. 30	Dec. 31	March 31

Fiscal year 2006
Security officer service revenue	$20,816,042	$21,844,720	$21,316,977	$20,880,241
Administrative service revenue	92,595	88,127	86,587	83,326
Total revenue	20,908,637	21,932,847	21,403,564	20,963,567
Gross profit	2,722,081	3,139,834	2,952,171	2,606,273
Net income (loss)	250,182	(278,474)	301,147	(372,450)
Net income (loss)
per common share (basic)	0.03	(0.03)	0.03	(0.04)
per common share (diluted)	0.03	n/a	0.03	(0.04)
Fiscal year 2005
Security officer service revenue	19,087,924	20,373,272	20,172,717	19,690,847
Administrative service revenue	80,823	81,899	84,907	82,355
Total revenue	19,168,747	20,455,171	20,257,624	19,773,202
Gross profit	2,379,967	2,932,873	2,821,125	2,388,561
Net income (loss)	(440,048)	(112,862)	183,997	(21,342)
Net income (loss)
per common share (basic)	(0.08)	(0.02)	0.02	0.00
per common share (diluted)	n/a	n/a	0.02	0.00

The second quarter 2006 includes an additional provision for bad debts of $850,000 related to the filing by Delta Air Lines and Northwest Airlines of voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

The fourth quarter 2006 loss includes:  (i) approximately $560,000 of professional fees related to the Company entering into a consulting agreement with Giuliani Security & Safety LLC, a leading security consulting firm and (ii) a non-cash charge for recognition of stock-based compensation cost in the amount of $174,620 (net of tax benefit).

The fourth quarter 2005 loss includes:  (i) an accrual in the amount of $210,315 arising from the payment by the Company of certain legal fees and expenses primarily in connection with the conversion of the Company’s preferred stock into common stock by certain shareholders and (ii) a non-cash charge for recognition of stock-based compensation cost in the amount of $60,650 (net of tax benefit).

SCHEDULE II

COMMAND SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006, 2005 and 2004

	Balance at Beginning of Period	Charged to Costs and Expenses	Against Amounts Due to Administrative Service Clients	Charged to Other Accounts	Recoveries	Accounts Written Off	Uncollectible Balance at End of Period

Year ended March 31, 2006:
Deducted from asset accounts:
Allowance for
doubtful accounts
receivable – current
Maturities	$301,465	$1,162,173	$53,960	$(16,901)	$3,991	$1,163,814	$332,892

Year ended March 31, 2005:
Deducted from asset accounts:
Allowance for
doubtful accounts
receivable – current
Maturities	361,865	277,205	(52,800)	(17,185)	55,974	211,646	301,465
Allowance for
billing adjustments	965,373			965,373			—

Year ended March 31, 2004:
Deducted from asset accounts:
Allowance for
doubtful accounts
receivable – current
maturities	2,432,337	154,401	43,015	43,752	198,547	2,113,093	361,865
Allowance for
billing adjustments	1,000,000			34,627			965,373

See auditor’s report