Form 10-Q
period 2006-06-30
COMMAND SECURITY CORP
filed 2006-08-10
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006

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
Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ù   Accelerated Filer ù   Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 10,137,970 (as of August 3, 2006).

COMMAND SECURITY CORPORATION

Part I. Financial Information

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30	June 30
	2006	2005

Revenues	$22,305,894	$20,908,637

Cost of revenues	19,082,324	18,186,556

Gross profit	3,223,570	2,722,081

Operating expenses
General and administrative	2,952,855	2,340,495
Provision for doubtful accounts, net	39,116	74,940
	2,991,971	2,415,435

Operating income	231,599	306,646

Interest income	58,020	50,792
Interest expense	(86,294)	(111,056)
Equipment dispositions	1,000	3,800
Income before income taxes	204,325	250,182
Provision for income taxes	--	--

Net income	$204,325	$250,182

Net income per common share
Basic	$.02	$.03
Diluted	$.02	$.03

Weighted average number of common shares outstanding
Basic	10,137,970	7,779,878
Diluted	10,559,684	8,691,274

See accompanying notes to condensed financial statements.

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30,	March 31,
	2006	2006
Current assets:

Cash and cash equivalents	$22,249	$32,243
Accounts receivable, net of allowance for doubtful accounts of $425,323 and $332,892, respectively	14,292,403	13,804,100
Prepaid expenses	491,333	721,451
Other assets	2,235,456	2,291,135
Total current assets	17,041,441	16,848,929

Furniture and equipment at cost, net	469,643	405,179

Other assets:
Intangible assets, net	822,895	79,450
Restricted cash	75,299	74,447
Other assets	810,728	705,294
Total other assets	1,708,922	859,191

Total assets	$19,220,006	$18,113,299

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,796,650	$1,828,802
Current maturities of long-term debt	273,209	52,614
Current maturities of obligations under capital leases	35,776	38,680
Short-term borrowings	3,361,689	3,383,740
Accounts payable	551,197	939,526
Due to service companies	124,572	101,391
Accrued expenses and other liabilities	4,651,038	3,666,431
Total current liabilities	10,794,131	10,011,184

Insurance reserves	428,913	420,781
Long-term debt, due after one year	133,989	27,957
Obligations under capital leases, due after one year	22,332	28,680
Total liabilities	11,379,365	10,488,602

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	--	--
Common stock, $.0001 par value	1,014	1,014
Accumulated other comprehensive loss	(8,331)	--
Additional paid-in capital	13,683,261	13,663,311
Accumulated deficit	(5,835,303)	(6,039,628)
Total stockholders’ equity	7,840,641	7,624,697

Total liabilities and stockholders’ equity	$19,220,006	$18,113,299

See accompanying notes to condensed financial statements.

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Additional
	Preferred	Common	Comprehensive	Paid-In	Accumulated
	Stock	Stock	Loss	Capital	Deficit

Balance at March 31, 2005	$--	$778	$--	$10,348,582	$(5,940,033)

Stock compensation cost				19,600

Net income - three months ended June 30, 2005					250,182

Balance at June 30, 2005	--	778	--	10,368,182	(5,689,851)

Warrants exercised		236		2,917,379

Stock compensation cost				377,750

Net loss - nine months ended March 31, 2006					(349,777)

Balance at March 31, 2006	--	1,014	--	13,663,311	(6,039,628)

Stock compensation cost				19,950

Other comprehensive loss			(8,331)

Net income - three months ended June 30, 2006					204,325

Balance at June 30, 2006	$--	$1,014	$(8,331)	$13,683,261	$(5,835,303)

See accompanying notes to condensed financial statements.

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2006	2005
Cash flow from operating activities:
Net income	$204,325	$250,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	67,097	74,356
Provision for doubtful accounts, net	39,116	74,940
Gain on equipment dispositions	(1,000)	(3,800)
Stock compensation	19,950	19,600
Insurance reserves	8,317	(47,880)
Increase in receivables, prepaid expenses and other current assets	(386,149)	(1,414,555)
Increase (decrease) in accounts payable and other current liabilities	619,272	(381,607)
Net cash provided by (used in) operating activities	570,928	(1,428,764)

Cash flows from investing activities:
Purchases of equipment	(116,583)	(21,120)
Proceeds from equipment dispositions	1,000	3,800
Acquisition of business	(412,500)	--
Principal collections on notes receivable	21,489	--
Net cash (used in) provided by investing activities	(506,594)	(17,320)

Cash flows from financing activities:
Net (repayments) advances on line-of-credit	(8,689)	566,884
(Decrease) increase in checks issued in advance of deposits	(32,152)	404,330
Principal payments on other borrowings	(24,235)	(297,548)
Principal payments on capital lease obligations	(9,252)	(7,796)
Net cash (used in) provided by financing activities	(74,328)	665,870

Net change in cash and cash equivalents	(9,994)	(780,214)

Cash and cash equivalents, at beginning of period	32,243	2,511,050

Cash and cash equivalents, at end of period	$22,249	$1,730,836

See accompanying notes to condensed financial statements. (Continued)

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information
Cash paid during the three months ended June 30 for:	2 0 0 6	2 0 0 5

Interest	$80,129	$110,380
Income taxes	8,589	9,976

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the three months ended June 30, 2006, the Company acquired a security services business for a purchase price of $750,000. At the closing, the Company paid $412,500 of the purchase price in cash and issued a note payable in the amount of $337,500 for the remaining balance of the purchase price. This note payable amount has been excluded from acquisition of business and proceeds from long-term debt on the condensed statements of cash flows.

For the three months ended June 30, 2005, the Company purchased transportation equipment with direct installment and lease financing of $26,548. This amount has been excluded from the purchases of equipment and proceeds from long-term debt on the condensed statements of cash flows.

See accompanying notes to condensed financial statements.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the fiscal year ended March 31, 2006.

    The financial statements for the interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2007. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows as of, and for the periods, indicated therein. All such adjustments are of a normal recurring nature.

1.	Short-Term Borrowings:

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

On March 22, 2006, the Company entered into an Amended and Restated Financing Agreement with CIT (the “Amended Agreement”), which provides for borrowings as noted above, but in no event more that $12,000,000. The Amended Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, plus .25% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate, as defined. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.75% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate, as defined, plus 2.50%. As of June 30, 2006, the interest rate was 8.25% per annum.

At June 30, 2006, the Company had borrowed $3,361,689 representing approximately 43% of its maximum borrowing capacity based on the definition of “eligible accounts receivable” under the terms of the Amended Agreement. However, as the business grows and produces new receivables, up to $8,638,311 could additionally be available to borrow under the Amended Agreement.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. For the three months ended June 30, 2006, the Company was in compliance with all covenants under the agreement.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.	Other Assets:

Other assets consist of the following:	June 30,	March 31,
	2006	2006

Workers’ compensation insurance	$2,031,585	$2,135,460
Note receivable	94,313	115,803
Other receivables	219,676	215,558
Security deposits	275,742	195,499
Deferred tax asset	333,845	333,845
Investments	91,023	264
	3,046,184	2,996,429
Current portion	(2,235,456)	(2,291,135)

Total non-current portion	$810,728	$705,294

3.	Acquisition:

During June 2006, the Company closed on the purchase of the security guard business of Sterling Protective Group, Inc., a provider of security services primarily in Miami Dade and Broward counties in Florida. The purchase price for the business was $750,000. At the closing, the Company paid $412,500 of the purchase price in cash and issued a note payable in the amount of $337,500 for the remaining balance of the purchase price. The note payable is due in three equal installments of $112,500 payable six, twelve and eighteen months after the closing and bears interest at the rate of 7.75% per annum.

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	June 30,	March 31,
	2006	2006

Payroll and related expenses	$2,620,425	$2,408,927
Customer prepayments, net	1,536,652	811,256
Taxes and fees payable	357,118	317,097
Accrued interest payable	30,580	24,415
Other	106,263	104,736

Total	$4,651,038	$3,666,431

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5.	Insurance Reserves:

The Company has an insurance policy covering workers’ compensation claims in states that the Company performs services. Estimated accrued liabilities are based on the Company’s historical loss experience and the ratio of claims paid to the Company’s historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $706,830 and $759,370, for the three months ended June 30, 2006 and 2005, respectively.

The nature of the Company’s business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. On the aviation related business, as of October 1, 2004, the Company acquired a policy with a $30,000,000 limit per occurrence. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair operations and $5,000 on the aviation related policy except $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

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

6.	Net Income per Common Share:

Under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the three months ended June 30, 2006 and 2005 because of the effect of the assumed issuance of common shares would have if outstanding stock options and warrants were exercised.

7.	Accumulated Other Comprehensive Loss:

	Three Months Ended
	June 30,	March 31,
	2006	2006

Net income (loss)	$204,325	$(99,595)

Other comprehensive loss:
Change in unrealized loss on available for-sale securities	(8,331)	--
Other comprehensive loss	(8,331)	--

Comprehensive income (loss)	$195,994	$(99,595)

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.	Contingencies:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s condensed financial statements and the related notes thereto contained in this report.

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words “outlook”, “intend”, “plans”, “efforts”, “anticipates”, “believes”, “expects” or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified at the end of this Item 2. The actual results may vary significantly based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions, changes in the financial condition of certain of the Company’s customers, including bankruptcies, and changes in economic conditions of the various markets the Company serves. Actual future results may differ materially from any results suggested in the following statements.

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

Revenue Recognition

The Company records revenue as services are provided to its customers. Revenue consists primarily of aviation and security services, which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to other security services companies are calculated as a percentage of the administrative service client’s revenue and are recognized when billings for the related security services are generated.

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

Accounting for stock options

In December 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, (“SFAS 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of SFAS No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Since SFAS 148 was adopted during fiscal year ended March 31, 2003, the Company could elect to adopt any of the three transitional recognition provisions. The Company adopted the prospective method of accounting for stock-based compensation. The adoption of SFAS 148 resulted in a non-cash charge of $19,600 for stock compensation cost for the three months ended June 30, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company was required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company recognizes compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $19,950 for stock compensation cost for the three months ended June 30, 2006. Such non-cash charge would have been the same under the provisions of SFAS 148.

Results of Operations

Revenues

Revenues increased $1,397,257, or 6.7%, for the three months ended June 30, 2006 compared with the same period of the prior year. The increase is primarily due to higher revenues as a result of expanded services from: (i) new and existing airline customers at the Company’s terminal operations at JFK International Airport in New York and Los Angeles International Airport in California totaling approximately $380,000; (ii) new contracts which commenced in November 2005 and May 2006, aggregating approximately $520,000, with groups of airlines at new airport locations in Pittsburgh, Pennsylvania and Oakland, California, respectively; and (iii) a short-term contract to provide security services to a national insurance company at multiple domestic locations totaling approximately $610,000.

Gross Profit

Gross profit increased by $501,489, or 18.4%, for the three months ended June 30, 2006 compared with the same period of the prior year. The increase is due mainly to: (i) expanded services with new and existing customers at JFK and Los Angeles International Airports; (ii) new contracts at Pittsburgh and Oakland International Airports; (iii) a short-term contract to provide security services to a national insurance company at multiple domestic locations; (iv) temporary strike coverage for doormen and elevator operators in New York City and (v) lower workers’ compensation and automotive insurance costs.

General and Administrative Expenses

General and administrative expenses increased by $612,360, or 26.2%, for the three months ended June 30, 2006 compared with the same period of the prior year. The increase was due mainly to higher: (i) professional fees of approximately $540,000 related primarily to the Company entering into a consulting agreement with Giuliani Security & Safety LLC; (ii) administrative payroll and related costs and (iii) facility costs. Partially offsetting the increase was lower: (i) communication costs; (ii) bank service charges and (iii) travel and entertainment costs.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $35,824 for the three months ended June 30, 2006 compared with the same period of the prior year. The decrease was due primarily to a recovery of $45,000 related to the Company’s claim against a former service agreement customer which ceased operations in a previous year.

The Company periodically evaluates the requirement for providing for billing adjustments and/or credit losses on its accounts receivable. The Company provides for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and the Company’s overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. It is not known if bad debts will increase in future periods nor is it believed by management that the increase during the three months ended June 30, 2006 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on: (i) cash balances; (ii) trust funds for potential future workers’ compensation claims and (iii) financing income from the Company’s service agreement customers, for the three months ended June 30, 2006 increased by $7,228 compared with the same period of the prior year.

Interest Expense

Interest expense for the three months ended June 30, 2006 decreased $24,762 compared with the same period of the prior year. The decrease principally represents lower average outstanding borrowings under the Company’s commercial revolving loan agreement, partially offset by an increase in the weighted average interest rate.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The gain on equipment dispositions for the three months ended June 30, 2006 was comparable with the same period of the prior.

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

On March 22, 2006, the Company entered into an Amended and Restated Financing Agreement with CIT (the “Amended Agreement”), which provides for borrowings as noted above, but in no event more that $12,000,000. The Amended Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, plus .25% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate, as defined. For LIBOR loans interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.75% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate, as defined, plus 2.50%. As of June 30, 2006, the interest rate was 8.25% per annum.

At June 30, 2006, the Company had borrowed $3,361,689 representing approximately 43% of its maximum borrowing capacity based on the definition of “eligible accounts receivable” under the terms of the Amended Agreement. However, up to $8,638,311 could additionally be available to borrow under the Amended Agreement to finance growth and increased receivables, if any.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. Under such circumstances, the Company’s business would be materially adversely affected if we were not able to obtain suitable alternative financing. For the three months ended June 30, 2006, the Company was in compliance with all covenants under the Amended Agreement.

Financing

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

Working Capital

Working capital decreased by $590,435 to $6,247,310 as of June 30, 2006, from $6,837,745 as of March 31, 2006 primarily due to the Company’s purchase of the security guard business of Sterling Protective Group, Inc., a provider of security services primarily in Miami Dade and Broward counties in Florida. The purchase price for the business was $750,000. At the closing, the Company paid $412,500 of the purchase price in cash and issued a note payable in the amount of $337,500 for the remaining balance of the purchase price. The note payable is due in three equal installments of $112,500 payable six, twelve and eighteen months after the closing and bears interest at the rate of 7.75% per annum.

The Company experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,796,650 as of June 30, 2006, compared with $1,828,802 at March 31, 2006. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially from the results contemplated by these forward-looking statements and are qualified by the section below entitled "Forward Looking Statements" and Part II, Item 1A of this report entitled “Risk Factors.”

Financial Results

Future revenue will be largely dependent upon the Company’s ability to gain additional revenue in the security and aviation services divisions at acceptable margins while minimizing terminations of existing clients. The revenues of the security services division has stabilized and begun to grow over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while our marketing and sales team and branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by the Company. On July 28, 2006, the Company announced awards of two new airline services contracts at its Los Angeles and San Jose International Airport locations which commence on August 1 and October 1, 2006, respectively.

Gross profit margins increased during the three months ended June 30, 2006 to 14.5% of revenues compared with 13.0% for the same period of the previous year. The increase is due mainly to: (i) expanded services with new and existing customers at JFK and Los Angeles International Airports; (ii) a short-term contract to provide security services to a national insurance company at multiple domestic locations; (iii) temporary strike coverage for doormen and elevator operators in New York City and (iv) lower workers’ compensation and automotive insurance costs. The Company expects gross profit margins to average between 13.5% and 14.0% of revenue for fiscal year 2007 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of the Company’s cost structures and workers’ compensation experience ratings.

A cost reduction program was instituted which is expected to reduce the Company’s general and administrative expenses for both the remainder of fiscal 2007 and future periods. Additional cost reduction opportunities are being pursued as they are determined.

The aviation services division represents approximately 64% of the Company's total revenue, and Delta, at annual billings of approximately $15,000,000, is the largest customer of the aviation division at approximately 26% of the aviation services division and 17% of the Company’s total revenues. Due to the existing limitations under the Amended Agreement with CIT, the Company is limited to borrowing against Delta’s accounts receivable of up to (but not exceeding) $750,000, so long as such accounts do not remain unpaid for more than thirty (30) days from the invoice date. In the event of a bankruptcy by another airline customer(s), the Company’s earnings and liquidity could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from the Company.

As of the close of business on August 3, 2006, the Company’s cash availability was approximately $5,300,000, which is believed to be sufficient to meet its needs for the foreseeable future barring any increase in reserves imposed by CIT.

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

Forward Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-Q and in particular those under the heading “Outlook,” contain forward-looking statements. These are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates, management’s beliefs, and assumptions made by management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. While management believes these statements are accurate, the Company’s business is dependent upon general economic conditions and various conditions specific to the industries in which the Company operates. Future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with respect to our fiscal year ended March 31, 2006, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT. Based on the Company’s average outstanding balances during the three months ended June 30, 2006, a 1% change in the prime lending rate could impact the Company’s financial position and results of operations by approximately $26,000 over the remainder of fiscal 2007.

Reference is made to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.”

Item 4. Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

An evaluation was performed under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

There have been no changes form the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 6. Exhibits

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

Exhibit 99.1 Press Release, dated August 10, 2006 announcing June 30, 2006 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: August 10, 2006                         By: /s/ Barry I. Regenstein
Barry I. Regenstein
Principal Executive and Principal Financial Officer