Form 10-Q
period 2006-09-30
COMMAND SECURITY CORP
filed 2006-11-13
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2006

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 10,137,970 (as of November 2, 2006).

COMMAND SECURITY CORPORATION
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements
	Condensed Statements of Operations -
	six months ended September 30, 2006
	and 2005 (unaudited)	3

	Condensed Balance Sheets -
	September 30, 2006 (unaudited) and March 31, 2006	4

	Condensed Statements of Stockholders' Equity -
	six months ended September 30, 2006 and 2005
	(unaudited)	5

	Condensed Statements of Cash Flows -
	six months ended September 30, 2006 and 2005
	(unaudited)	6-7

	Notes to Condensed Financial Statements	8-11

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits	19

Signatures		20

Exhibit 31.1	Certification of Barry I. Regenstein	21
Exhibit 32.1	§1350 Certification of Barry I. Regenstein	22

Part I. Financial Information

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Six Months Ended
	September 30 2006	September 30 2005		September 30 2006	September 30 2005
Revenues	$23,910,688		$21,932,847	$46,216,582		$42,841,484

Cost of revenues	20,484,111		18,793,013	39,566,435		36,979,569

Gross profit	3,426,577		3,139,834	6,650,147		5,861,915

Operating expenses
General and administrative	3,154,230		2,453,046	6,107,085		4,793,541
Provision for doubtful accounts, net	46,800		924,405	85,916		999,345
	3,201,030		3,377,451	6,193,001		5,792,886

Operating income (loss)	225,547		(237,617)	457,146		69,029

Interest income	68,912		58,396	126,932		109,188
Interest expense	(120,071)		(113,890)	(206,365)		(224,946)
Equipment dispositions	400		14,637	1,400		18,437
Income (loss) before income taxes	174,788		(278,474)	379,113		(28,292)
Provision for income taxes	—		—	—		—

Net income (loss)	$174,788		$(278,474)	$379,113		$(28,292)

Net income (loss) per common share
Basic	$.02		$(.03)	$.04		.00
Diluted	$.02	$	n/a	$.04	$	n/a

Weighted average number of common shares outstanding
Basic	10,137,970		8,401,932	10,137,970		8,090,905
Diluted	10,574,530		n/a	10,567,107		n/a

See accompanying notes to condensed financial statements.

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30,	March 31,
	2006	2006
Current assets:

Cash and cash equivalents	$159,419	$32,243
Accounts receivable, net of allowance for
doubtful accounts of $637,547 and $332,892, respectively	15,524,702	13,804,100
Prepaid expenses	135,058	721,451
Other assets	1,850,221	2,291,135
Total current assets	17,669,400	16,848,929

Furniture and equipment at cost, net	494,880	405,179

Other assets:
Intangible assets, net	815,797	79,450
Restricted cash	76,233	74,447
Other assets	667,697	705,294
Total other assets	1,559,727	859,191

Total assets	$19,724,007	$18,113,299

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,819,031	$1,828,802
Current maturities of long-term debt	268,718	52,614
Current maturities of obligations under capital leases	31,196	38,680
Short-term borrowings	4,915,005	3,383,740
Accounts payable	528,686	939,526
Due to service companies	88,353	101,391
Accrued expenses and other liabilities	3,361,376	3,666,431
Total current liabilities	11,012,365	10,011,184

Insurance reserves	471,874	420,781
Long-term debt, due after one year	127,376	27,957
Obligations under capital leases, due after one year	18,040	28,680
Total liabilities	11,629,655	10,488,602

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	—	—
Common stock, $.0001 par value	1,014	1,014
Accumulated other comprehensive loss	(21,358)	—
Additional paid-in capital	13,775,211	13,663,311
Accumulated deficit	(5,660,515)	(6,039,628)
Total stockholders’ equity	8,094,352	7,624,697

Total liabilities and stockholders’ equity	$19,724,007	$18,113,299

See accompanying notes to condensed financial statements.

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit

Balance at March 31, 2005	$—	$778	$—	$10,348,582	$(5,940,033)

Stock compensation cost				71,050

Warrants exercised		97		1,188,129

Net loss - six months ended
September 30, 2005					(28,292)

Balance at September 30, 2005	—	875	—	11,607,761	(5,968,325)

Warrants exercised		139		1,729,250

Stock compensation cost				326,300

Net loss - six months ended
March 31, 2006					(71,303)

Balance at March 31, 2006	—	1,014	—	13,663,311	(6,039,628)

Stock compensation cost				111,900

Other comprehensive loss			(21,358)

Net income - six months ended
September 30, 2006					379,113

Balance at September 30, 2006	$—	$1,014	$(21,358)	$13,775,211	$(5,660,515)

See accompanying notes to condensed financial statements.

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2006	2005
Cash flow from operating activities:
Net income (loss)	$379,113	$(28,292)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	152,016	149,698
Provision for doubtful accounts, net	85,915	999,345
Gain on equipment dispositions	(1,400)	(18,437)
Stock compensation	111,900	71,050
Insurance reserves	102,184	(6,473)
Increase in receivables, prepaid expenses
and other current assets	(909,854)	(1,152,888)
Decrease in accounts payable and other current liabilities	(780,024)	(2,444,422)
Net cash used in operating activities	(860,150)	(2,430,419)

Cash flows from investing activities:
Purchases of equipment	(198,770)	(27,122)
Proceeds from equipment dispositions	1,400	9,895
Acquisition of business	(412,500)	—
Principal collections on notes receivable	115,803	—
Net cash used in investing activities	(494,067)	(17,227)

Cash flows from financing activities:
Net advances on line-of-credit	1,544,627	527,728
(Decrease) increase in checks issued in advance of deposits	(9,771)	1,720,144
Proceeds from warrant exercises	—	1,188,226
Principal payments on other borrowings	(35,339)	(319,156)
Principal payments on capital lease obligations	(18,124)	(20,311)
Net cash provided by financing activities	1,481,393	3,096,631

Net change in cash and cash equivalents	127,176	648,985

Cash and cash equivalents, at beginning of period	32,243	2,511,050

Cash and cash equivalents, at end of period	$159,419	$3,160,035

See accompanying notes to condensed financial statements. (Continued)

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:	2006	2005

Interest	$195,109	$220,555
Income taxes	13,489	13,976

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the six months ended September 30, 2006, the Company acquired a security services business for a purchase price of $750,000. At the closing, the Company paid $412,500 of the purchase price in cash and issued a note payable in the amount of $337,500 for the remaining balance of the purchase price. This note payable amount has been excluded from acquisition of business and proceeds from long-term debt on the condensed statements of cash flows.

For the six months ended September 30, 2005, the Company purchased transportation equipment with direct installment and lease financing of $63,098. This amount has been excluded from the purchases of equipment and proceeds from long-term debt on the condensed statements of cash flows.

The Company may obtain short-term financing to meet its insurance needs. For the six months ended September 30, 2005, $106,895 was borrowed for this purpose. This borrowing has been excluded from the condensed statements of cash flows.

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

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT that had a term of 3 years ending December 12, 2006 and provided for borrowings in an amount up to 85% of the Company’s eligible accounts receivable, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit was offset by a reserve against all outstanding payroll checks. The revolving loan bore interest at the prime rate, as defined, plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during such month. Costs to close the loan totaled $279,963 and are being amortized over the three year life of the Agreement.

On March 22, 2006, the Company entered into an Amended and Restated Financing Agreement with CIT (the “Amended Agreement”), which provides for borrowings as noted above, but in no event more than $12,000,000. The Amended Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, plus .25% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate, as defined. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.75% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate, as defined, plus 2.50%. As of September 30, 2006, the interest rate was 8.25% per annum.

At September 30, 2006, the Company had borrowed $4,915,005 and had a $70,000 letter of credit outstanding representing approximately 57% of its maximum borrowing capacity based on the definition of “eligible accounts receivable” under the terms of the Amended Agreement. However, as the business grows and produces new receivables, up to $7,014,995 could additionally be available to borrow under the Amended Agreement.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. For the six months ended September 30, 2006, the Company was in compliance with all covenants under the agreement.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.	Other Assets:

Other assets consist of the following:	September 30, 2006	March 31, 2006

Workers’ compensation insurance	$1,703,200	$2,135,460
Note receivable	—	115,803
Other receivables	198,126	215,558
Security deposits	204,751	195,499
Deferred tax asset	333,845	333,845
Investments	77,996	264
	2,517,918	2,996,429
Current portion	(1,850,221)	(2,291,135)

Total non-current portion	$667,697	$705,294

3.	Acquisition:

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

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:

	September 30,	March 31,
	2006	2006

Payroll and related expenses	$2,557,482	$2,408,927
Customer prepayments, net	397,120	811,256
Taxes and fees payable	277,433	317,097
Accrued interest payable	44,241	24,415
Other	85,100	104,736

Total	$3,361,376	$3,666,431

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5.	Insurance Reserves:

The Company has an insurance policy covering workers’ compensation claims in states that the Company performs services. Estimated accrued liabilities are based on the Company’s historical loss experience and the ratio of claims paid to the Company’s historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $1,490,115 and $1,567,655, for the six months ended September 30, 2006 and 2005, respectively.

The nature of the Company’s business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. On the aviation related business, as of October 1, 2004, the Company acquired a policy with a $30,000,000 limit per occurrence. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair operations and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

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

Under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the three and six months ended September 30, 2006 because of the effect of the assumed issuance of common shares would have if outstanding stock options and warrants were exercised. No diluted loss per share is presented for the three and six months ended September 30, 2005 because the effect of assumed issuance of common shares in connection with warrants and stock options outstanding was antidilutive.

7.	Accumulated Other Comprehensive Loss:

	September 30,	March 31,
	2006	2006

Net income (loss)	$379,113	$(99,595)

Other comprehensive loss:
Change in unrealized loss on available for-sale securities	(21,358)	—
Other comprehensive loss	(21,358)	—

Comprehensive income (loss)	$357,755	$(99,595)

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.	Contingencies:

The nature of the Company’s business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability and workers’ compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation and airport wheelchair operations related claims and $5,000 per occurrence on the aviation related claims except for $25,000 for damage to aircraft and $100,000 for skycap and electric cart operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company was required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company recognizes compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $111,900 for stock compensation cost for the six months ended September 30, 2006. Such non-cash charge would have been the same under the provisions of SFAS 148.

Results of Operations

Revenues

Revenues increased $1,977,841, or 9.0%, for the three months ended September 30, 2006 and increased $3,375,098, or 7.9%, for the six months ended September 30, 2006 compared with the same periods of the prior year. The increases for the three and six month periods are primarily due to higher revenues as a result of expanded services from: (i) new and existing airline customers at the Company’s terminal operations at JFK International Airport in New York and Los Angeles International Airport in California totaling approximately $450,000 and $830,000, respectively; (ii) new contracts which commenced in November 2005 and May 2006, aggregating approximately $750,000 and $1,270,000 with groups of airlines at new airport locations in Pittsburgh, Pennsylvania and Oakland, California, respectively; (iii) a short-term contract to provide security services to a national insurance company at multiple domestic locations totaling approximately $230,000 and $840,000, respectively; and (iv) the purchase of a security services business in Florida of approximately $700,000 and $860,000, respectively.

Gross Profit

Gross profit increased by $286,743, or 9.1%, for the three months ended September 30, 2006 and increased $788,232, or 13.5%, for the six months ended September 30, 2006 compared with the same periods of the prior year. The increases for the three and six month periods are due mainly to: (i) expanded services with new and existing customers at JFK and Los Angeles International Airports; (ii) a new contract at Pittsburgh International Airport; (iii) a short-term contract to provide security services to a national insurance company at multiple domestic locations; and (v) lower workers’ compensation and automotive insurance costs. Also, contributing to the increase in gross profit for the six month period was: (a) a new contract at Oakland International Airport; and (b) temporary strike coverage for doormen and elevator operators in New York City

General and Administrative Expenses

General and administrative expenses increased by $701,184, or 28.6%, for the three months ended September 30, 2006 and increased $1,313,544, or 27.4%, for the six months ended September 30, 2006 compared with the same periods of the prior year. The increases for the three and six month periods were due mainly to higher: (i) professional fees of approximately $475,000 and $1,015,000 related primarily to the Company entering into a consulting agreement with Giuliani Security & Safety LLC, respectively; (ii) administrative payroll and related costs; (iii) facility costs and (iv) stock compensation costs. Partially offsetting the increases for the three and six month periods were lower bank service charges.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $877,605 for the three months ended September 30, 2006 and decreased by $913,429 for the six months ended September 30, 2006 compared with the same periods of the prior year. The decreases were due primarily to an additional provision of $850,000 recorded in September 2005 related to the filing by Delta Air Lines and Northwest Airlines of voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

The Company periodically evaluates the requirement for providing for billing adjustments and/or credit losses on its accounts receivable. The Company provides for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and the Company’s overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. It is not known if bad debts will increase in future periods nor is it believed by management that the decrease during the six months ended September 30, 2006 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on: (i) cash balances; (ii) trust funds for potential future workers’ compensation claims and (iii) financing income from the Company’s service agreement customers, for the three and six months ended September 30, 2006 increased by $10,516 and $17,744, respectively, compared with the same periods of the prior year.

Interest Expense

Interest expense increased for the three months ended September 30, 2006 by $6,181 and decreased for the six months ended September 30, 2006 by $18,581 compared with the same periods of the prior year. The increase for the three month period is due mainly to interest expense on the note payable related to the purchase of a security guard business during June 2006 (see Note 3 to our Condensed Financial Statements). The decrease for the six month period principally represents lower average outstanding borrowings under the Company’s commercial revolving loan agreement, partially offset by an increase in the weighted average interest rate.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The gain on equipment dispositions decreased $14,237 for the three months ended September 30, 2006 and decreased $17,037 for the six months ended September 30, 2006 compared with the same periods of the prior year.

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

CIT Revolving Loan

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT that had a term of 3 years ending December 12, 2006 and provided for borrowings in an amount up to 85% of the Company’s eligible accounts receivable, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit was offset by a reserve against all outstanding payroll checks. The revolving loan bore interest at the prime rate, as defined, plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during such month. Costs to close the loan totaled $279,963 and are being amortized over the three year life of the Agreement.

On March 22, 2006, the Company entered into an Amended and Restated Financing Agreement with CIT (the “Amended Agreement”), which provides for borrowings as noted above, but in no event more than $12,000,000. The Amended Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, plus .25% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate, as defined. For LIBOR loans interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.75% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate, as defined, plus 2.50%. As of September 30, 2006, the interest rate was 8.25% per annum.

At September 30, 2006, the Company had borrowed $4,915,005 and had a $70,000 letter of credit outstanding representing approximately 57% of its maximum borrowing capacity based on the definition of “eligible accounts receivable” under the terms of the Amended Agreement. However, up to $7,014,995 could additionally be available to borrow under the Amended Agreement to finance growth and increased receivables, if any.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. Under such circumstances, the Company’s business would be materially adversely affected if we were not able to obtain suitable alternative financing. For the six months ended September 30, 2006, the Company was in compliance with all covenants under the Amended Agreement.

Financing

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

Working Capital

Working capital decreased by $180,710 to $6,657,035 as of September 30, 2006, from $6,837,745 as of March 31, 2006 primarily due to the Company’s purchase of the security guard business of Sterling Protective Group, Inc., a provider of security services primarily in Miami Dade and Broward counties in Florida. The purchase price for the business was $750,000. At the closing, the Company paid $412,500 of the purchase price in cash and issued a note payable in the amount of $337,500 for the remaining balance of the purchase price. The note payable is due in three equal installments of $112,500 payable six, twelve and eighteen months after the closing and bears interest at the rate of 7.75% per annum.

The Company experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,819,031 as of September 30, 2006, compared with $1,828,802 at March 31, 2006. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

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

Financial Results

Future revenue will be largely dependent upon the Company’s ability to gain additional revenue in the security and aviation services divisions at acceptable margins while minimizing terminations of existing clients. The revenues of the security services division has stabilized and begun to grow over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while our marketing and sales team and branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by the Company. On July 28, 2006, the Company announced awards of two new airline services contracts at its Los Angeles and San Jose International Airport locations which commenced on August 1 and October 1, 2006, respectively.

The Company’s gross profit margin was 14.3% of revenues for the three months ended September 30, 2006 and 2005 and was 14.3% of revenues for the six months ended September 30, 2006 compared with 13.7% for the same period of the previous year. The increase is due mainly to: (i) expanded services with new and existing customers at JFK, Los Angeles and Pittsburgh International Airports; (ii) a short-term contract to provide security services to a national insurance company at multiple domestic locations; (iii) temporary strike coverage for doormen and elevator operators in New York City and (iv) lower workers’ compensation and automotive insurance costs. The Company expects gross profit margins to average between 13.5% and 14.0% of revenue for fiscal year 2007 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of the Company’s cost structures and workers’ compensation experience ratings.

A cost reduction program was instituted which is expected to reduce the Company’s general and administrative expenses for both the remainder of fiscal 2007 and future periods. Additional cost reduction opportunities are being pursued as they are determined.

The aviation services division represents approximately 65% of the Company's total revenue, and Delta, at annual billings of approximately $15,000,000, is the largest customer of the aviation division at approximately 25% of the aviation services division and 16% of the Company’s total revenues. Due to the existing limitations under the Amended Agreement with CIT, the Company is limited to borrowing against Delta’s accounts receivable of up to (but not exceeding) $1,500,000, so long as such accounts do not remain unpaid for more than forty-five (45) days from the invoice date. In the event of a bankruptcy by another airline customer(s), the Company’s earnings and liquidity could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from the Company.

As of the close of business on November 2, 2006, the Company’s cash availability was approximately $3,800,000, which is believed to be sufficient to meet its needs for the foreseeable future barring any increase in reserves imposed by CIT.

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

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with respect to our fiscal year ended March 31, 2006 could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT, which was entered into for purposes other than trading purposes. Based on the Company’s average outstanding balances during the six months ended September 30, 2006, a 1% change in the prime lending rate could impact the Company’s financial position and results of operations by approximately $25,000 over the remainder of fiscal 2007. For additional information on the revolving line of credit with CIT, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

An evaluation was performed under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006. There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in the our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

On September 20, 2006, an annual meeting of the Company’s shareholders was held to: (i) elect three (3) Class II directors to serve on the Company’s Board of Directors; and (ii) ratify the selection of D’Arcangelo & Co., LLP as the Company’s independent accountants for the fiscal year ending March 31, 2007. At this meeting, Bruce R. Galloway, Robert S. Ellin and Thomas P. Kikis were elected as directors to hold office until the second succeeding annual meeting of the shareholders and until their successors have been elected and qualified, and D’Arcangelo & Co., LLP were elected as the Company’s independent public accountants for the fiscal year ending March 31, 2007. Peter T. Kikis, Martin C. Blake, Jr. and Martin R. Wade, III continued to hold office as directors until the succeeding annual meeting of the shareholders and until their successors have been elected and qualified.

The votes were cast by the Company’s shareholders as follows:

Name	For	Against	Abstain	Broker Non-Votes

Bruce R. Galloway	8,780,480		69,550
Robert S. Ellin	8,783,580		66,450
Thomas P. Kikis	8,776,330		73,700

D’Arcangelo & Co., LLP	8,804,630	34,900	10,500

Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1 Certification of Barry I. Regenstein pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1 Certification of Barry I. Regenstein pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1 Press Release, dated November 9, 2006 announcing September 30, 2006 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 13, 2006	By:	/s/ Barry I. Regenstein
Barry I. Regenstein Principal Executive and Principal Financial Officer