Form 10-Q
period 2006-12-31
COMMAND SECURITY CORP
filed 2007-02-13
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2006

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to_______________________________

Commission file number  0-18684

Command Security Corporation
(Exact name of registrant as specified in its charter)

New York	14-1626307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lexington Park, LaGrangeville, New York	12540
(Address of principal executive offices)	(Zip Code)

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
Yes ☒No ☐

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 10,137,970 (as of February 8, 2007).

COMMAND SECURITY CORPORATION
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements
	Condensed Statements of Operations - nine months ended December 31, 2006 and 2005 (unaudited)	3

	Condensed Balance Sheets -
	December 31, 2006 (unaudited) and March 31, 2006	4

	Condensed Statements of Stockholders' Equity - nine months ended December 31, 2006 and 2005(unaudited)	5

	Condensed Statements of Cash Flows -
	nine months ended December 31, 2006 and 2005 (unaudited)	6-7

	Notes to Condensed Financial Statements	8-11

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18-19

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 6.	Exhibits	20

Signatures		21

Exhibit 31.1	Certification of Barry I. Regenstein	22
Exhibit 32.1	§1350 Certification of Barry I. Regenstein	23

Part I. Financial Information

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31	December 31	December 31	December 31
	2006	2005	2006	2005

Revenues	$24,092,767	$21,403,564	$70,309,349	$64,245,048

Cost of revenues	20,283,575	18,451,393	59,850,010	55,430,962

Gross profit	3,809,192	2,952,171	10,459,339	8,814,086

Operating expenses
General and administrative	3,416,974	2,509,781	9,524,059	7,303,322
Provision for doubtful accounts, net	53,170	84,940	139,086	1,084,285
	3,470,144	2,594,721	9,663,145	8,387,607
Operating income	339,048	357,450	796,194	426,479
Interest income	61,704	66,256	188,636	175,444
Interest expense	(171,160	(123,259)	(377,525)	(348,205)
Equipment dispositions	(4,251)	700	(2,851)	19,137

Income before income taxes	225,341	301,147	604,454	272,855
Provision for income taxes	--	--	--	--

Net income	$225,341	$301,147	$604,454	$272,855

Net income per common share
Basic	$.02	$.03	$.06	$.03
Diluted	$.02	$.03	$.06	$.03

Weighted average number of common shares outstanding
Basic	10,137,970	9,022,694	10,137,970	8,401,501
Diluted	10,636,968	9,696,159	10,590,394	9,348,788

See accompanying notes to condensed financial statements.

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS
	December 31,	March 31,
	2006	2006
Current assets:

Cash and cash equivalents	$155,471	$32,243
Accounts receivable, net of allowance for
doubtful accounts of $761,958 and $332,892, respectively	17,361,454	13,804,100
Prepaid expenses	611,657	721,451
Other assets	2,580,980	2,291,135
Total current assets	20,709,562	16,848,929

Furniture and equipment at cost, net	506,711	405,179

Other assets:
Intangible assets, net	789,339	79,450
Restricted cash	77,186	74,447
Other assets	784,813	705,294
Total other assets	1,651,338	859,191

Total assets	$22,867,611	$18,113,299

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$2,119,843	$1,828,802
Current maturities of long-term debt	261,816	52,614
Current maturities of obligations under capital leases	26,034	38,680
Short-term borrowings	7,833,733	3,383,740
Accounts payable	438,906	939,526
Accrued expenses and other liabilities	3,255,034	3,767,822
Total current liabilities	13,935,366	10,011,184

Insurance reserves	474,105	420,781
Long-term debt, due after one year	10,440	27,957
Obligations under capital leases, due after one year	13,609	28,680
Total liabilities	14,433,520	10,488,602

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	--	--
Common stock, $.0001 par value	1,014	1,014
Accumulated other comprehensive income	29,590	--
Additional paid-in capital	13,838,661	13,663,311
Accumulated deficit	(5,435,174)	(6,039,628)
Total stockholders’ equity	8,434,091	7,624,697

Total liabilities and stockholders’ equity	$22,867,611	$18,113,299

See accompanying notes to condensed financial statements.

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Additional Paid-In Capital	Accumulated Deficit

Balance at March 31, 2005	$--	$778	$--	$10,348,582	$(5,940,033)

Stock compensation cost				91,000

Warrants exercised		211		2,610,054

Net income - nine months ended
December 31, 2005					272,855

Balance at December 31, 2005	--	989	--	13,049,636	(5,667,178)

Warrants exercised		25		307,325

Stock compensation cost				306,350

Net loss - three months ended
March 31, 2006					(372,450)

Balance at March 31, 2006	--	1,014	--	13,663,311	(6,039,628)

Stock compensation cost				175,350

Other comprehensive income			29,590

Net income - nine months ended
December 31, 2006					604,454

Balance at December 31, 2006	$--	$1,014	$29,590	$13,838,661	$(5,435,174)

See accompanying notes to condensed financial statements.

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2006	2005
Cash flow from operating activities:
Net income	$604,454	$272,855
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	233,823	247,619
Provision for doubtful accounts, net	139,086	1,084,285
Loss (gain) on equipment dispositions	2,851	(19,137)
Stock compensation	175,350	91,000
Insurance reserves	106,642	(49,056)
Increase in receivables, prepaid expenses
and other current assets	(4,075,824)	(3,547,420)
Decrease in accounts payable and other current liabilities	(1,066,728)	(3,352,793)
Net cash used in operating activities	(3,880,346)	(5,272,647)

Cash flows from investing activities:
Purchases of equipment	(269,282)	(47,615)
Proceeds from equipment dispositions	2,050	10,595
Acquisition of business	(412,500)	--
Issuance of note to administrative service client	--	(125,000)
Principal collections on notes receivable	115,803	4,649
Net cash used in investing activities	(563,929)	(157,371)

Cash flows from financing activities:
Net advances on line-of-credit	4,463,356	(7,582)
Increase in checks issued in advance of deposits	291,041	1,267,746
Proceeds from warrant exercises	--	2,610,265
Principal payments on other borrowings	(159,177)	(369,122)
Principal payments on capital lease obligations	(27,717)	(28,790)
Net cash provided by financing activities	4,567,503	3,472,517

Net change in cash and cash equivalents	123,228	(1,957,501)

Cash and cash equivalents, at beginning of period	32,243	2,511,050

Cash and cash equivalents, at end of period	$155,471	$553,549

See accompanying notes to condensed financial statements. (Continued)

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for: 2 0 0 6 2 0 0 5

Cash paid during the nine months ended December 31 for:	2 0 0 6	2 0 0 5

Interest	$290,401	$340,104
Income taxes	17,070	18,029

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the nine months ended December 31, 2006, the Company acquired a security services business for a purchase price of $750,000. At the closing, the Company paid $412,500 of the purchase price in cash and issued a note payable in the amount of $337,500 for the remaining balance of the purchase price. This note payable amount has been excluded from acquisition of business and proceeds from long-term debt on the condensed statements of cash flows.

For the nine months ended December 31, 2005, the Company purchased transportation equipment with direct installment and lease financing of $86,259. This amount has been excluded from the purchases of equipment and proceeds from long-term debt on the condensed statements of cash flows.

The Company may obtain short-term financing to meet its insurance needs. For the nine months ended December 31, 2005, $106,895 was borrowed for this purpose. This borrowing has been excluded from the condensed statements of cash flows.

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

On March 22, 2006, the Company entered into an Amended and Restated Financing Agreement with CIT (the “Amended Agreement”), which provides for borrowings as noted above, but in no event more than $12,000,000. The Amended Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, plus .25% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate, as defined. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.75% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate, as defined, plus 2.50%. As of December 31, 2006, the interest rate was 8.25% per annum.

At December 31, 2006, the Company had borrowed $7,833,733 and had a $70,000 letter of credit outstanding representing approximately 81% of its maximum borrowing capacity based on the definition of “eligible accounts receivable” under the terms of the Amended Agreement. However, as the Company's business grows and produces new receivables, up to $4,096,267 could additionally be available to borrow under the Amended Agreement.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. For the nine months ended December 31, 2006, the Company was in compliance with all covenants under the Amended Agreement.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Other Assets:
Other assets consist of the following:	December 31,	March 31,
	2006	2006

Workers’ compensation insurance	$2,470,925	$2,135,460
Note receivable	--	115,803
Other receivables	86,930	215,558
Security deposits	210,151	195,499
Deferred tax asset	468,845	333,845
Investments	128,942	264
	3,365,793	2,996,429
Current portion	(2,580,980)	(2,291,135)

Total non-current portion	$784,813	$705,294

3. Acquisition:

During June 2006, the Company closed on the purchase of the security guard business of Sterling Protective Group, Inc., a provider of security services primarily in Miami Dade and Broward counties in Florida. The purchase price for the business was $750,000. At the closing, the Company paid $412,500 of the purchase price in cash and issued a note payable in the amount of $337,500 for the remaining balance of the purchase price. The note payable is due in three equal installments of $112,500 payable six, twelve and eighteen months after the closing and bears interest at the rate of 7.75% per annum. The first installment of $112,500 was paid during December 2006.

4. Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	December 31,	March 31,
	2006	2006

Payroll and related expenses	$2,768,266	$2,408,927
Customer prepayments, net	--	811,256
Taxes and fees payable	287,714	317,097
Accrued interest payable	64,314	24,415
Other	134,740	206,127

Total	$3,255,034	$3,767,822

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Insurance Reserves:

The Company has an insurance policy covering workers’ compensation claims in states that the Company performs services. Estimated accrued liabilities are based on the Company’s historical loss experience and the ratio of claims paid to the Company’s historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,037,759 and $2,216,684, for the nine months ended December 31, 2006 and 2005, respectively.

The nature of the Company’s business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. Effective October 1, 2006, the policy limit was increased to $7,000,000 per occurrence with an additional excess umbrella policy of $5,000,000. On the aviation related business, as of October 1, 2004, the Company acquired a policy with a $30,000,000 limit per occurrence. Effective as of October 1, 2006, the Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair and electric cart operations and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

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

6. Net Income per Common Share:

Under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the three and nine months ended December 31, 2006 and 2005 because of the effect of the assumed issuance of common shares would have if outstanding stock options and warrants were exercised.

7. Accumulated Other Comprehensive Income:

	December 31,	March 31,
	2006	2006
Other comprehensive income:
Change in unrealized income on available for-sale securities	$29,590	$--
Accumulated other comprehensive income	$29,590	$--

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Contingencies:

The nature of the Company’s business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability and workers’ compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation, airport wheelchair and electric cart operations related claims and $5,000 per occurrence on the aviation related claims except for $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

9. Reclassifications:

Certain amounts have been reclassified to conform with the Company’s fiscal 2007 presentation. These reclassifications had no impact on the Company’s financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company was required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company recognizes compensation expense in its financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $175,350 for stock compensation cost for the nine months ended December 31, 2006. Such non-cash charge would have been the same under the provisions of SFAS 148.

Results of Operations

Revenues

Revenues increased $2,689,203, or 12.6%, for the three months ended December 31, 2006 and increased $6,064,301, or 9.4%, for the nine months ended December 31, 2006 compared with the same periods of the prior year. The increases for the three and nine month periods are primarily due to higher revenues as a result of expanded services from: (i) new and existing airline customers at the Company’s terminal operations at Los Angeles and San Jose International Airports in California and LaGuardia Airport in New York totaling approximately $860,000 and $1,700,000, respectively; (ii) new contracts which commenced in November 2005, May 2006 and September 2006, aggregating approximately $1,120,000 and $2,435,000, respectively, with groups of airlines at new airport locations in Pittsburgh, Pennsylvania, Oakland, California and Seattle, Washington; (iii) the purchase of a security services business in Florida of approximately $740,000 and $1,600,000, respectively; (iv) a new contract to provide security services to a major medical center in Manhattan, New York of $190,000 for both periods and (v) a short-term contract to provide security services to a national insurance company at multiple domestic locations, which terminated during September 2006, totaling approximately $840,000 for the nine months ended December 31, 2006.

Gross Profit

Gross profit increased by $857,021, or 29.0%, for the three months ended December 31, 2006 and increased $1,645,253, or 18.7%, for the nine months ended December 31, 2006 compared with the same periods of the prior year. The increases for the three and nine month periods are due mainly to: (i) expanded services with new and existing customers at Los Angeles and San Jose International Airports and LaGuardia Airport; (ii) new contracts at Pittsburgh, Oakland and Seattle Tacoma International Airports; (iii) improved labor ratio margins principally in the security services division; (iv) lower workers’ compensation insurance costs; (v) the purchase of a security services business in Florida; and (vi) lower State of New York payroll taxes related to the elimination of prior year reductions in Federal Unemployment Tax credits. Also, contributing to the increase in gross profit for the nine month period was: (a) a short-term contract to provide security services to a national insurance company at multiple domestic locations; (b) temporary strike coverage for doormen and elevator operators in New York City; and (c) lower automotive insurance costs.

General and Administrative Expenses

General and administrative expenses increased by $907,193, or 36.1%, for the three months ended December 31, 2006 and increased $2,220,737, or 30.4%, for the nine months ended December 31, 2006 compared with the same periods of the prior year. The increases for the three and nine month periods were due mainly to higher: (i) professional fees of approximately $530,000 and $1,545,000, respectively, related primarily to a consulting agreement that the Company entered into with Giuliani Security & Safety LLC; (ii) administrative payroll and related costs; (iii) facility costs and (iv) stock compensation costs. Partially offsetting the increases for the three and nine month periods were lower bank service charges.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $31,770 for the three months ended December 31, 2006 and decreased by $945,199 for the nine months ended December 31, 2006 compared with the same periods of the prior year. The decrease for the nine month period was due primarily to an additional provision of $850,000 recorded in September 2005 related to the filing by Delta Air Lines and Northwest Airlines of voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

The Company periodically evaluates the requirement for providing for billing adjustments and/or credit losses on its accounts receivable. The Company provides for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and the Company’s overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. It is not known if bad debts will increase in future periods nor is it believed by management that the decrease during the nine months ended December 31, 2006 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on: (i) cash balances; (ii) trust funds for potential future workers’ compensation claims and (iii) financing income from the Company’s service agreement customers, for the three and nine months ended December 31, 2006 was comparable with the same periods of the prior year.

Interest Expense

Interest expense increased for the three and nine months ended December 31, 2006 by $47,901 and $29,320, respectively, compared with the same periods of the prior year. The increase for the three and nine month periods is due mainly to: (i) higher average outstanding borrowings under the Company’s commercial revolving loan agreement; (ii) an increase in the weighted average interest rates; and (iii) interest expense on the note payable related to the Company's purchase of a security guard business during June 2006 (see Note 3 to our Condensed Financial Statements).

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

Losses on equipment dispositions amounted to $4,251 and $2,851 for the three and nine months ended December 31, 2006, respectively, compared with gains of $700 and $19,137 for the same periods of the prior year.

Liquidity and Capital Resources

The Company pays employees and administrative service clients on a weekly basis, while customers pay for services generally within 60 days after billing by the Company. In order to fund payroll and operations, the Company maintains a commercial revolving loan arrangement, currently with CIT Group/Business Credit, Inc. (“CIT”).

The Company’s principal use of short-term borrowings is for carrying accounts receivable.  The Company’s short-term borrowings have supported the increase in accounts receivable associated with:  (i) its ongoing expansion and growth; and (ii) the October 1, 2006 change in a majority of Delta Airline’s billing and payment terms from monthly invoices prepaid in advance to weekly invoices due in thirty (30) days.  The Company will continue to use its short-term borrowings to support its working capital requirements.

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

On March 22, 2006, the Company entered into an Amended and Restated Financing Agreement with CIT (the “Amended Agreement”), which provides for borrowings as noted above, but in no event more than $12,000,000. The Amended Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, plus .25% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate, as defined. For LIBOR loans interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.75% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate, as defined, plus 2.50%. As of December 31, 2006, the interest rate was 8.25% per annum.

At December 31, 2006, the Company had borrowed $7,833,733 and had a $70,000 letter of credit outstanding representing approximately 81% of its maximum borrowing capacity based on the definition of “eligible accounts receivable” under the terms of the Amended Agreement. However, up to $4,096,267 could additionally be available to borrow under the Amended Agreement to finance growth and increased receivables, if any.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. Under such circumstances, the Company’s business would be materially adversely affected if we were not able to obtain suitable alternative financing. For the nine months ended December 31, 2006, the Company was in compliance with all covenants under the Amended Agreement.

Financing

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no additional lines of credit other than discussed herein and has no present material commitments for capital expenditures.

Working Capital

Working capital decreased by $63,549 to $6,774,196 as of December 31, 2006, from $6,837,745 as of March 31, 2006. The Company experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $2,119,843 as of December 31, 2006, compared with $1,828,802 at March 31, 2006. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

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

Financial Results

Future revenue will be largely dependent upon the Company’s ability to gain additional revenue in the security and aviation services divisions at acceptable margins while minimizing terminations of existing clients. The revenues of the security services division has stabilized and begun to grow over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while our marketing and sales team and branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by the Company. On February 5, 2007, the Company announced the award of a new airline services contract at its Los Angeles International Airport location which will commence on March 5, 2007.

The Company’s gross profit margin was 15.8% of revenues for the three months ended December 31, 2006 compared with 13.8% for the same period of the previous year and was 14.9% of revenues for the nine months ended December 31, 2006 compared with 13.7% for the same period of the previous year. The increase is due mainly to: (i) expanded services with new and existing customers at Los Angeles and San Jose International Airports and LaGuardia Airport; (ii) new contracts at Pittsburgh, Oakland and Seattle Tacoma International Airports; (iii) improved labor ratio margins principally in the security services division; (iv) lower workers’ compensation insurance costs; (v) the purchase of a security services business in Florida; (vi) lower State of New York payroll taxes related to the elimination of prior year reductions in Federal Unemployment Tax credits. Also, contributing to the increase in gross profit for the nine month period was: (a) a short-term contract to provide security services to a national insurance company at multiple domestic locations; (b) temporary strike coverage for doormen and elevator operators in New York City and (c) lower automotive insurance costs. The Company expects gross profit margins to average between 13.5% and 14.0% of revenue for fiscal year 2007 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of the Company’s cost structures and workers’ compensation experience ratings.

A cost reduction program was instituted which is expected to reduce the Company’s general and administrative expenses for both the remainder of fiscal 2007 and future periods. Additional cost reduction opportunities are being pursued as they are determined.

The aviation services division represents approximately 66% of the Company's total revenue, and Delta, at annual billings of approximately $15,000,000, is the largest customer of the aviation division at approximately 24% of the aviation services division and 16% of the Company’s total revenues. Due to the existing limitations under the Amended Agreement with CIT, the Company is limited to borrowing against Delta’s accounts receivable of up to (but not exceeding) $1,500,000, so long as such accounts do not remain unpaid for more than forty-five (45) days from the invoice date. In the event of a bankruptcy by another airline customer(s), the Company’s earnings and liquidity could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from the Company.

As of the close of business on February 8, 2007, the Company’s cash availability was approximately $3,400,000, which is believed to be sufficient to meet its needs for the foreseeable future barring any increase in reserves imposed by CIT.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT, which was entered into for purposes other than trading purposes. Based on the Company’s average outstanding balances during the nine months ended December 31, 2006, a 1% change in the prime lending rate could impact the Company’s financial position and results of operations by approximately $15,000 over the remainder of fiscal 2007. For additional information on the revolving line of credit with CIT, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

An evaluation was performed under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006. There have been no changes in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.6 First Amendment and Consent to the Amended and Restated Financing Agreement with CIT Group/Business Credit dated as of June 13, 2006.

Exhibit 10.7 Second Amendment to the Amended and Restated Financing Agreement with CIT Group/Business Credit dated as of September 30, 2006.

Exhibit 31.1 Certification of Barry I. Regenstein pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1 Certification of Barry I. Regenstein pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1 Press Release, dated February 13, 2007 announcing December 31, 2006 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: February 13, 2007	By:	/s/ Barry I. Regenstein
Barry I. Regenstein
Principal Executive and Principal Financial Officer