Form 10-K
period 2007-03-31
COMMAND SECURITY CORP
filed 2007-06-27
CIK 864509

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ______________________________________

Commission File Number 001-33525

COMMAND SECURITY CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1626307
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Lexington Park, Lagrangeville, New York	12540
(Address of Principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (845) 454-3703

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.0001 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒| No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 20, 2007 was approximately
$13,732,878.

As of June 20, 2007, the registrant had issued and outstanding 10,752,216 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement relating to the registrant’s 2007 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the close of the registrant’s fiscal year ended March 31, 2007.

 1

Command Security Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2007

TABLE OF CONTENTS

PART I

1.	Business

1A.	Risk Factors

1B.	Unresolved Staff Comments

2.	Properties

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for the Registrant's Common Equity and Related Stockholder Matters And Issuer Purchases of Equity Securities

6.	Selected Financial Data

7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

7A.	Quantitative and Qualitative Disclosures About Market Risk

8.	Financial Statements and Supplementary Data

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

9A.	Controls and Procedures

9B.	Other Information

PART III

10.	Directors, Executive Officers and Corporate Governance

11.	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

13.	Certain Relationships and Related Transactions, and Director Independence

14.	Principal Accounting Fees and Services

PART IV

15.	Exhibits, Financial Statement Schedules

PART I

ITEM 1. BUSINESS.

General

Command Security Corporation (the "Company") principally provides uniformed security officers, aviation and support security services to commercial, financial, industrial, aviation and governmental clients in the United States from its over thirty company-owned offices in California, Connecticut, Delaware, Florida, Illinois, Maine, Maryland, Massachusetts, Nevada, New Jersey, New York, Oregon, Pennsylvania and Washington.

The Company operates as a provider of security services to a wide range of clients that the Company has categorized into three groups; security services, aviation services and support services. The latter includes services provided to security services firms under administrative service agreements and back office support services provided to police departments.

The security services division provides its services to governmental, quasi-governmental, health, educational and financial institutions, residential and commercial property management companies, and industrial, distribution, logistics and retail clients. Security services generated approximately $31.4 million, or 33.5%, of the Company's revenues for the fiscal year ended March 31, 2007. Security services include providing armed and unarmed uniformed security personnel for access control, mobile patrols, traffic control, security console/system operators, fire safety directors, communication, reception, concierge and front desk/doorman operations.

The aviation services division provides its services to airlines, airports, airport authorities and the general aviation community. Aviation services generated approximately $62.1 million, or 66.2%, of the Company's revenues for the fiscal year ended March 31, 2007. Aviation services include providing uniformed security services to airport and airport-related clients, including document verifiers, skycaps, wheelchair escorts, general security and baggage handling services.

The support services division provides its services to security services firms and police departments. Support services generated approximately $.3 million, or .3%, of the Company’s revenues for the fiscal year ended March 31, 2007 and encompassed back office support to three police departments and two administrative service clients. Contracts with both administrative service clients were discontinued during the fiscal year ended March 31, 2007. While not a key focus of the Company, the Company would consider additional administrative service clients if such opportunities arise.

Operations

As a licensed watch guard and patrol agency, the Company's security services division furnishes security officers to its security service customers to protect people or property and to prevent the theft of property. The Company principally conducts its security services business by providing security officers and other personnel who are, depending on the particular requirements of the customer, uniformed or plain-clothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts such as fire stations, reception areas or video monitors. The Company's security officers maintain contact with headquarters or supervisors via car radio, hand-held radios or cell phones. In addition to the more traditional tasks associated with access control and theft prevention, the Company’s security officers respond to emergency situations and report to appropriate authorities for fires, natural disasters, work accidents and medical crises.

The Company provides security services to many of its industrial, commercial and residential property management customers on a 24-hour basis, 365 days per year. For these customers, security officers are on hand to provide plant security, access control, personnel security checks and traffic and parking control and to protect against fire, theft, sabotage and safety hazards. The Company’s remaining customers include retail establishments, hospitals and governmental units. The services provided to these customers may require armed as well as unarmed security officers. The Company also provides specialized vehicle patrol and inspection services and personal protection services to key executives and high profile personalities from time to time. Recently, the Company’s security services division has been successful in obtaining a new security services contract for a major medical center that commenced in November 2006.

The Company's aviation services division provides a variety of uniformed services for domestic and international air carriers, including aircraft security, access control, wheelchair escorts, skycaps, baggage handlers and uniformed security officers for cargo security areas. Recently, the Company’s aviation division has been successful in obtaining three new service contracts that commenced in August 2006, October 2006 and March 2007, respectively.

The nature of the Company’s business subjects it to claims and litigation alleging that it is liable for damages as a result of the conduct of its employees or other parties that the Company indemnifies against such claims. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. Effective October 1, 2006, the policy limit was increased to $7,000,000 per occurrence with an additional excess umbrella policy of $5,000,000. On the aviation related business, as of October 1, 2004, the Company acquired an insurance policy with a $30,000,000 limit per occurrence. Effective as of October 1, 2006, the Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy that includes airport wheelchair and electric cart operations and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and $100,000 for skycap operations.

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

In order to provide a high level of service, the Company frequently establishes offices close to its customers and delegates responsibility and decision making authority to its local managers. The Company’s managers each play an important role as highlighted by their responsibility for both service quality and assisting with sales and marketing efforts. The Company believes that, in most situations, providing a single individual with responsibility for service quality results in better supervision, quality control and greater responsiveness to customer needs.

The Company generally renders its security services pursuant to a standard form security services agreement that specifies the personnel and/or equipment to be provided by the Company at designated locations and the applicable rates, which typically are hourly rates per person. Rates vary depending on base, overtime and holiday time worked, and the term of engagement. The Company assumes responsibility for a variety of functions, including scheduling for each customer site, paying all security officers and providing uniforms, training, equipment, supervision, fringe benefits and workers' compensation insurance. These security services agreements also provide customers with flexibility by permitting reduction or expansion of the security force on relatively short notice. The Company is responsible for preventing the interruption of security services as a consequence of illness, vacations or resignations. In most cases the customer also agrees not to hire any security personnel used by the Company for at least 180 days after the termination of the engagement. Each security services agreement may be terminated by the customer or the Company, typically with not less than thirty days written notice. In addition, the Company may also terminate an agreement immediately upon default by the customer in payment of funds due thereunder, or if the customer is involved in a bankruptcy or similar insolvency event.

The Company has its own proprietary computerized scheduling and information system. The scheduling of security officers, while time-consuming, is an important function of the Company. Management believes that the Company’s system substantially reduces the time a manager must spend on scheduling daily security officer hours and allows the Company to fulfill customer needs by automatically selecting those security officers that fit the customer's requirements.

Employee Recruitment and Training

The Company believes that the quality of its security officers is essential to its ability to offer effective and reliable service, and it believes diligence in their selection and training produces the level of performance required to maintain customer satisfaction.

The Company's corporate policy requires that all selected applicants for security officer positions undergo a detailed pre-employment interview and a background investigation covering such areas as employment, education, military service, medical history and, subject to applicable state laws, criminal record. In certain cases the Company employs psychological testing. Personnel are selected based upon the Company’s evaluation of their physical fitness, maturity, experience, personality, stability and reliability. Medical examinations and substance abuse testing may also be performed. Preference is given to applicants with previous experience, either as a military or a civilian security-police officer.

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

Significant Customers

For the fiscal year ended March 31, 2007, Delta Airlines (“Delta”) accounted for approximately $14,700,000, or 16%, of the Company’s total revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Financing.”

Several of the Company's aviation clients filed for bankruptcy protection during fiscal 2007, 2006 and 2005. The aviation industry continues to struggle with various challenges including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation clients could have a material adverse impact on the Company's liquidity, results of operations and financial condition.

Competition

Competition in the security service business is intense. A customer’s selection of a company to provide security services is based primarily on price, quality of services provided, scope of services performed, name recognition, recruiting, training and the extent and quality of security officer supervision. As the Company has expanded its operations it has had to compete more frequently against larger national companies, such as Securitas North America, the Wackenhut Corporation, AlliedBarton Security and Guardsmark, LLC, all which have substantially greater financial and other resources, personnel and facilities than the Company. These competitors also offer a range of security and investigative services that are at least as extensive as, and directly competitive with, those offered by the Company. In addition, the Company competes with numerous regional and local organizations that offer substantially all of the services provided by the Company. Although management believes that, especially with respect to certain of its markets, the Company enjoys a favorable competitive position because of its emphasis on customer service, supervision and training and is able to compete on the basis of the quality of its service, personal relationships with customers and reputation, there can be no assurance that it will be able to maintain its competitive position in the security industry.

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

Employees

The Company has approximately 3,650 employees of which 150 employees include managers, administrative employees and executive staff; and an additional 3,500 employees consisting primarily of hourly personnel.

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

Approximately 55% of the Company's employees do not belong to a labor union. Some of the Company's employees in the following locations are members of unions: New York City security services office; and John F. Kennedy, La Guardia, Los Angeles and Philadelphia airport offices. Together, the unionized employees account for approximately 45% of the Company's employees and work under collective bargaining agreements with the following unions: Allied International Union, Allied Services Division of the Transportation Communications International Union and Special & Superior Officers Benevolent Association. Many of the Company's Los Angeles and New York City competitors are also unionized. The Company has experienced no work stoppages attributable to labor disputes. The Company believes that its relations with its employees are satisfactory. Security officers and other personnel supplied by the Company to its customers are employees of the Company, even though they may be stationed regularly at the customer's business premises.

Service Marks

The Company believes that it owns the service marks "Command Security Corporation", "CSC" and "CSC Plus" design for security officer, detective, private investigation services and security consulting services.

The Company also believes that it owns the trademark "Smartwheel" for the computer program for use in dispatching and tracking small vehicles such as carts and wheelchairs at transportation terminals. The trademark was acquired as part of United Security Group, Inc. acquisition. In addition, the Company believes that it owns the service marks "STAIRS" and "Smart Guard."

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Airline Industry Concerns

Several of the Company's aviation clients filed for bankruptcy protection during fiscal 2007, 2006 and 2005. The aviation industry continues to struggle with various challenges including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation clients could have a material adverse impact on the Company's liquidity, results of operations and financial condition.

Acquisitions

Part of the Company’s growth strategy involves acquiring other quality security services companies. Our acquisition strategy entails numerous risks. The pursuit of acquisition candidates is expensive and may not be successful. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions, in each case, before any attractive candidates are purchased by other parties, some of whom may have greater financial and other resources than us. Whether or not any particular acquisition is successfully completed, each of these activities is expensive and time consuming and would likely require our management to spend considerable time and effort to accomplish them, which would detract from their ability to run our current business. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in completing them. Further, the Company’s ability to grow through acquisitions will depend in part on whether it can identify suitable acquisition candidates and reach attractive prices and terms.

Acquisitions could result in the occurrence of one or more of the following events:
•	dilutive issuances of equity securities,
•	additional debt and contingent liabilities,
•	increased amortization expenses related to intangible assets,
•	difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and
•	the diversion of management’s attention from other business activities.

The Company currently has no commitments or agreements with respect to any acquisition. Nor is it certain that it will complete other acquisitions necessary to complement its growth strategy on acceptable terms, or at all. Further, if the Company does not successfully integrate the operations of any companies that it has acquired or subsequently acquires, it may not achieve the potential benefits of such acquisitions.

Additional Financing

We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditures and debt service requirements for the foreseeable future. However, we cannot assure you that this will be the case, and we may be required to obtain additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

Competition

The Company's assumptions regarding projected results depend largely upon the Company’s ability to retain substantially all of its current clients. Retention is affected by several factors including, but not limited to, regulatory limitations, the quality of the services provided by the Company, the quality and pricing of comparable services offered by competitors, continuity of management and non-management personnel. There are several major national competitors with resources greater than those of the Company that, therefore, have the ability to provide more attractive service, cost and compensation incentives to clients and employees than those provided by the Company. Our ability to gain or maintain sales, gross margins and/or employees may be limited as a result of actions by competitors.

Service Contracts

Our largest expenses are for payroll and related taxes and employee benefits. Most of our service contracts provide for fixed hourly billing rates. Competitive pressures in the security and aviation services industries may prevent us from increasing our hourly billing rates on contract anniversary or renewal dates. If, due to inflation or other reasons, we must increase the wages, salaries and related taxes and benefits of our employees at rates in excess of what we can increase the billing rates charged under our service contracts, then our profitability would be adversely affected.

In many cases, our security and aviation services contracts require us to indemnify our clients or may otherwise subject us to additional liability for events occurring on client premises. While we maintain insurance programs that we believe provide appropriate coverage for certain liability risks, including personal injury, death and property damage, the laws of many states limit or prohibit insurance coverage for punitive damages arising from willful or grossly negligent conduct. Therefore, insurance may not be adequate to cover all potential claims or damages. If a plaintiff brings a successful claim against us for punitive damages in excess of our insurance coverage, then we could incur substantial liabilities that would have a material adverse affect on our business, financial condition and results of operations.

Staffing

Our business involves the labor-intensive delivery of contract security and aviation services. We derive our revenues primarily from contract security and aviation services performed by our hourly employees. Our future performance depends in large part upon our ability to attract, train, motivate and retain our skilled operational and administrative staffs. The loss of the services of, or the failure to recruit, the required complement of operational and administrative staff would have a material adverse effect on our business, financial condition and results of operations, including our ability to secure and complete service contracts. Additionally, if we do not successfully manage our existing operational and administrative staffs, we may not be able to achieve the anticipated gross margins, service quality, overtime levels and other performance measures that are important to our business, financial condition and results of operations.

Changes in Accounting Standards and Taxation Requirements

New accounting standards or pronouncements that may become applicable to our Company from time to time, and changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. We are also subject to income and various other taxes in the numerous jurisdictions where we generate revenues. Increases in income or other tax rates could reduce our after-tax results from affected jurisdictions in which we operate.

Collective Bargaining Agreements and Organized Labor Action

Many of our employees at our operating locations are covered by collective bargaining agreements. If we are unable to renew such agreements on satisfactory terms, our labor costs could increase, which would affect our gross margins.

Our industry has been the subject of campaigns to increase the number of unionized employees. In addition, strikes or work stoppages at our locations could impair our ability to provide contracted services to our customers, which would reduce our revenues and could expose us to customer claims. Although we believe that our relationships with our employees are good, we cannot provide you with any assurances that organized labor action at one or more of our operating locations will not occur, or that any such activities, or any other labor difficulties at our operating locations, would not materially affect our business, financial condition and results of operations.

Consulting Agreement with Giuliani Security & Safety

In January 2006, the Company entered into a consulting agreement (the “Consulting Agreement”) with Giuliani Security & Safety LLC (“Giuliani Security”) to provide a broad range of guidance and assistance to the Company to help grow its business in the areas of security, crisis management, fire and life safety and counterterrorism. As compensation for Giuliani Security’s performance of its obligations under the Consulting Agreement, the Company agreed to pay Giuliani Security a monthly cash fee during the term of the engagement of one hundred seventy five thousand dollars ($175,000). The Consulting Agreement had a term of one year. Management expected that fees paid under the Consulting Agreement would have a negative impact on the Company’s current year results of operations.

Cost Management

The Company's ability to realize expectations will be largely dependent upon management and its ability to maintain gross margins, which in turn will be determined in large part by management's control over costs and increased pressure on its vendors to cut their costs. To a significant extent, certain costs are not within the control of management and margins may be adversely affected by such items as litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs, which would adversely affect the Company’s business, financial condition and results of operations.

Collection of Accounts Receivable

The aviation industry in general poses a high degree of customer credit risk. Any such default by one or more significant clients due to bankruptcy or otherwise could have a material adverse impact on the Company's liquidity, results of operations and financial condition.

Loss of a Large Customer

Our success depends in part upon the retention of our large security and aviation services customers. In general, security services companies such as ours face the risk of losing customers as a result of the expiration, or termination of a contract, or as a result of a merger or acquisition, business failure or the selection of another provider of security services. We generate a significant portion of our revenues from large airline and security services customers some of which are experiencing substantial financial difficulties. We cannot assure you that we will be able to retain all or a substantial portion of our long-term customers or develop relationships with new customers in the future.

Loss of Key Management Personnel

Our success depends upon the talents and efforts of key management personnel, several of whom have been with our company or our industry for decades, including Barry I. Regenstein, Martin C. Blake, Jr., Debra M. Miller, John C. Reed and William A. Vigna. The loss of any such management personnel, due to retirement or otherwise, and our inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

Concentration of Stock Ownership

Although none of the Company’s directors and officers has any agreements relating to the manner in which they will vote their shares of the Company’s common stock, such parties together own shares representing approximately 57% of the combined voting power of our outstanding capital stock. The concentration of ownership among these shareholders could give them the power to influence the outcome of substantially all matters subject to a vote of the Company’s shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. Such decisions may conflict with the interests of our other shareholders.

Stock Price Volatility

The stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. The market price of the Company’s common stock may also fluctuate as a result of variations in our operating results. Due to the nature of our business, the market price of the common stock may fall in response to a number of factors, some of which are beyond our control, including: announcements of competitive developments by others; changes in estimates of our financial performance or changes in recommendations by securities analysts; a loss of a major customer; additions or departures of key management or other personnel; future sale of our common or preferred stock; acquisitions or strategic alliances by us or our competitors; our historical and anticipated operating results; quarterly fluctuations in our financial and operating results; changes in market valuations of other companies that operate in our business markets or industry sector; and general market and economic conditions.

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

Regulation

If the current regulation and federalization of pre-board screening services provided by the Company is expanded into other areas such as general security and baggage handling at aviation facilities, the Company's business, financial condition and results of operations could be materially, adversely affected.

Catastrophic Events

The Company is exposed to potential claims for catastrophic events, such as acts of terrorism, or based upon allegations that the Company failed to perform its services in accordance with contractual or industry standards. The Company's insurance coverage limits are currently $5,000,000 and $30,000,000 per occurrence for guard and aviation services, respectively. Effective October 1, 2006, the policy limit for guard services was increased to $7,000,000 per occurrence with an additional excess umbrella policy of $5,000,000. The Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy that includes airport wheelchair and electric cart operations and $5,000 on the aviation related policy (except $25,000 for damage to aircraft and $100,000 for skycap operations). The Terrorism Risk Insurance Act of 2002 established a program within the United States Department of the Treasury, under which the federal government shares, with the insurance industry, the risk of loss from future “acts of terrorism,” as defined in the Act. The Company does not currently maintain additional insurance coverage for losses arising from “acts of terrorism.”

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of March 31, 2007, the Company did not own any real property. The Company occupies executive offices at Route 55, Lexington Park, Lagrangeville, New York, consisting of approximately 6,600 square feet with a base annual rental of $105,600 under a five-year lease expiring September 30, 2010. The Company also leases the following offices:

Location

2450 S. Atlantic Boulevard
Suites #206 & #207
Commerce, CA

8939 S. Sepulveda Boulevard
Suite #201
Los Angeles, CA

Norman Y. Mineta San Jose Int’l Airport
1661 Airport Boulevard
San Jose, CA

San Jose Int'l. Airport
1400 Coleman Avenue
Suites D24 & D25
Santa Clara, CA

2194 Edison Avenue
Suite 1
San Leandro, CA

100 Wells Street
#2A
Hartford, CT

2777 Summer Street
Suite 208A
Stamford, CT

Suite 208 Wilson Building
3511 Silverside Road
Concord Plaza
Wilmington, DE

4901 N.W. 17th Way
Suite 505
Ft. Lauderdale, FL

800 Virginia Avenue
Suite 53
Ft. Pierce, FL
5775 Blue Lagoon Drive
Suite 310
Miami, FL

8452 South Stony Island
2nd Floor
Chicago, IL

Portland International Airport 1001 Westbrook Street
Portland, ME

780 Elkridge Landing Road
Suite 220
Linthicum Heights, MD

21 Cummings Park
Suite 224
Woburn, MA

186 Stafford Street
Springfield, MA

1280 Route 46
3rd Floor
Parsippany, NJ

2204 Morris Avenue
Suite 302, 3rd Floor
Union, NJ

52 Oswego Road
Baldwinsville, NY

2144 Doubleday Avenue
Ballston Spa, NY

Laguardia Int'l. Airport
United Hangar #2, Rooms 328 & 329
Flushing, NY

JFK International Airport
175-01 Rockaway Boulevard
Jamaica, NY

17 Battery Place
Suite 223
New York, NY

720 Fifth Avenue
10th Floor
New York, NY

22 IBM Road
Suite 105
Poughkeepsie, NY

Two Gannett Drive
Suite 208
White Plains, NY

700 NE Airport Way
Suite B2420
Portland, OR

29 Bala Avenue
Suite 118
Bala Cynwyd, PA

2 International Plaza
Suite 242
Philadelphia, PA

Pittsburgh International Airport
Ticketing Level of the Landside Terminal Building
Pittsburgh, PA

Seattle-Tacoma Int’l. Airport
Main Terminal Building Ticketing Level
Seattle, WA

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

The nature of the Company’s business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability and workers’ compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation and airport wheelchair and electric cart operations related claims and $5,000 per occurrence on the aviation related claims except $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended March 31, 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES.

The Company's common stock was quoted on the OTC Bulletin Board Service, until June 7, 2007, under the symbol "CMMD.OB." On June 6, 2007, the Company announced that its shares of common stock had been approved for listing on the American Stock Exchange (the “AMEX”). The Company’s common stock has been trading on the AMEX under the ticker symbol “MOC” since June 8, 2007.

The following table sets forth, for the calendar periods indicated, the high and low sales price for the Company’s common stock as reported by the OTC Bulletin Board Service, for each full quarterly period within the two most recent fiscal years.

Last Sales Price Period (1)

	Common stock market price
	High	Low

2007
First Quarter	$2.68	$2.20
Second Quarter	2.80	2.20
Third Quarter	2.90	2.40
Fourth Quarter	3.40	2.65

2006
First Quarter	$2.05	$1.20
Second Quarter	3.42	1.76
Third Quarter	2.30	1.65
Fourth Quarter	2.90	1.75

(1) Reflects fiscal years of the Company ended March 31, 2006 and 2007 as indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and may not represent actual transactions. The past performance of the Company's common stock is not necessarily indicative of the price at which it may trade in the future.

As of June 20, 2007 there were approximately 1,000 holders of the Company's common stock.

The Company has never paid cash dividends on its common stock. Payment of dividends on the Company’s common stock, if any, will be within the discretion of the Company's Board of Directors and will depend, among other factors, on approval of its principal lender, earnings, capital requirements and the operating and financial condition of the Company. At present, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance its business operations and any growth in its business.

The graph below compares the cumulative total shareholder return on common shares with the cumulative total return of (1) the Nasdaq Stock Market Index (U.S.) (the “Nasdaq Index”) and (2) an index of publicly traded companies with a Standard Industrial Classification Code (“SIC Code”) of between 7380 and 7389 (the “SIC Code Index”). The graph assumes that $100 was invested in each of (A) shares of the Company’s common stock, (B) the Nasdaq Index and (C) the SIC Code Index on March 31, 2002 and reflects the return through March 31, 2007 and assumes the reinvestment of dividends, if any. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, possible future performance of our Common Stock.

THE INFORMATION CONTAINED IN THE STOCK PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

ITEM 6. SELECTED FINANCIAL DATA.

The financial data included in this table has been derived from the financial statements as of and for the fiscal years ended March 31, 2007, 2006, 2005, 2004 and 2003, which have been audited by independent certified public accountants. The information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements and related notes included in the Annual Report on Form 10-K. The dollar amounts presented below in this Item 6 are in thousands of dollars, except for weighted average number of common shares and per share data.

	Statements of Operations Data
	Years Ended March 31,
	2007	2006	2005	2004	2003
Revenue	93,823	85,209	79,655	75,905	94,315
Gross profit	13,665	11,420	10,523	10,960	19,558
Operating income (loss)	1,135	8	(289)	195	3,266
Net income (loss)	1,240	(100)	(390)	(310)	1,327
Income (loss) per common share	.12	(.01)	(.06)	(.08)	0.14
Weighted average number
of common shares	10,137,970	8,834,952	7,302,738	6,287,343	6,287,343

	Balance Sheet Data At March 31,
	2007	2006	2005	2004	2003
Working capital	6,514	6,838	3,679	2,549	3,591
Total assets	25,330	18,113	16,511	21,927	20,707
Short-term debt (1)	8,751	3,475	4,866	9,519	9,248
Long-term debt (2)	16	57	81	221	88
Stockholders' equity	9,104	7,625	4,409	4,494	4,967

(1)
The Company's short-term debt includes the current maturities of long-term debt, obligations under capital leases and short term borrowings. See Notes 7, 8 and 16, “Short-Term Borrowings”, “Long-Term Debt” and “Lease Commitments”, respectively, to the financial statements for further discussion.

(2)	The Company's long-term debt includes the long-term portion of obligations under capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s financial statements and related notes thereto contained in this report. In this discussion, the words "Company", "we", "our" and "us" refer to Command Security Corporation.

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words “outlook”, “intend”, “plans”, “efforts”, “anticipates”, “believes”, “expects” or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified at the end of this Item 7. The Company’s actual results may vary significantly from the results contemplated by these forward looking statements based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets the Company serves.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

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

Revenue Recognition

The Company records revenues as services are provided to its customers. Revenues consist primarily of aviation and security services, which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to other security companies are calculated as a percentage of the administrative service client's revenue and are recognized when billings for the related security services are generated.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company was required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company recognizes compensation expense in its financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $377,750 for stock based compensation for the nine months ended March 31, 2006. Such non-cash charge would have been the same under the provisions of SFAS 148.

OVERVIEW

We provide uniformed security officers, aviation and support security services to commercial, residential, financial, industrial, aviation and governmental clients through over thirty company-offices in fourteen states throughout the United States. In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

Command’s client focused mission is to provide the best personalized supervision and management attention necessary to deliver timely and efficient security solutions so that our clients can operate in safe environments without disruption or loss. Technology underpins our efficiency, accuracy and dependability. Operations are handled by a refined software system that integrates scheduling, payroll and billing functions, giving clients the benefit of customized programs using the personnel best suited to the job.

In light of current world conditions, we expect that security will continue to be a key area of focus both domestically in the United States and internationally.

RESULTS OF OPERATIONS

Earnings

The Company reported net income for the fiscal year ended March 31, 2007 of $1,240,039. The net income primarily results from: (i) the Company’s continuing growth and expansion of its aviation and security services divisions; (ii) lower workers’ compensation insurance costs associated with a company-wide focus on safety and accident prevention in the workplace and (iii) internal cost reduction programs. Partially offsetting the net income were expenses associated with: (i) higher professional fees of approximately $1,640,000 related primarily to a one-year consulting agreement with Giuliani Security & Safety LLC that expired in December 2006 and (ii) a non-cash charge of $226,550 for stock compensation costs.

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

Revenues

Revenues for the fiscal year ended March 31, 2007 increased by $8,613,931, or 10.1%, to $93,822,546 from $85,208,615 in fiscal year 2006. The increase is primarily due to higher revenues of approximately $6,500,000 in the aviation division from: (i) new and existing airline customers at the Company’s terminal operations at John F. Kennedy International Airport in New York, Los Angeles and San Jose International Airports in California and LaGuardia Airport in New York totaling approximately $3,000,000 and (ii) new contracts that commenced in November 2005, May 2006 and September 2006 with groups of airlines at new airport locations in Pittsburgh, Pennsylvania, Oakland, California and Seattle, Washington totaling approximately $3,300,000. In addition, the security services division experienced higher revenues of approximately $2,150,000 due mainly to: (i) the purchase of a security services business in Florida of approximately $1,760,000 (net); (ii) a new contract with a major medical center in Manhattan, New York for approximately $600,000 and (iii) a short-term contract with a national insurance company at multiple domestic locations of approximately $840,000, that terminated during September 2006. These increases in security service revenues were partially offset by lower revenues from: (i) the Company discontinuing services at its Buffalo, New York location during fiscal 2007 of approximately $520,000; (ii) the Company’s Ft. Pierce, Florida, Hartford, Connecticut and Commerce, California branch locations of approximately $500,000.

Revenues for the fiscal year ended March 31, 2006 increased by $5,553,871, or 7.0%, to $85,208,615 from $79,654,744 in fiscal year 2005. The increase is primarily due to higher revenues of approximately $5,100,000 in the aviation division from: (i) new and existing airline customers at the Company’s terminal operations at John F. Kennedy International Airport in New York, Baltimore/Washington International Airport in Maryland and Los Angeles International Airport in California and (ii) new contracts that commenced in January and November 2005 with groups of airlines at new airport locations in Portland, Maine and Pittsburgh, Pennsylvania. In addition, the security services division experienced higher revenues of approximately $400,000 due mainly to rate increases with existing customers as well as a net growth in new customers.

Gross Profit

Gross profit for the fiscal year ended March 31, 2007 increased by $2,244,873 to $13,665,232 (14.6% of revenues) from $11,420,359 (13.4% of revenues) for fiscal year 2006. The increase was due mainly to: (i) expanded services with new and existing customers at John F. Kennedy International and LaGuardia Airports in New York and San Jose International Airport in California; (ii) new contracts at Pittsburgh, Oakland and Seattle Tacoma International Airports; (iii) a new contract with a major medical center as noted above; (iv) improved labor ratio margins in the security services division; (v) the purchase of a security services business in Florida; (vi) a short-term contract to provide security services to a national insurance company at multiple domestic locations; (vii) the Company discontinuing services at its Buffalo, New York location; (viii) lower State of New York payroll taxes related to the elimination of prior year reductions in Federal Unemployment tax credits and (ix) lower workers’ compensation and automotive insurance costs.

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

The Company has an insurance policy covering workers’ compensation claims in States in which the Company performs services. Estimated accrued liabilities are based on the Company’s historical loss experience and the ratio of claims paid to the Company’s historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,042,618, $2,881,041 and $3,257,608, for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The nature of the Company’s business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. Effective October 1, 2006, the policy limit was increased to $7,000,000 per occurrence with an additional excess umbrella policy of $5,000,000. On the aviation related business, as of October 1, 2004, the Company acquired a policy with a $30,000,000 limit per occurrence. Effective as of October 1, 2006, the Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy that includes airport wheelchair and electric cart operations and $5,000 on the aviation related policy, except for $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

General and Administrative Expenses

General and administrative expenses increased by $2,061,713 to $12,315,745 (13.1% of revenues) for the fiscal year ended March 31, 2007 from $10,254,032 (12.0% of revenues) in fiscal year 2006. The increase was primarily due to higher: (i) professional fees of approximately $1,640,000 related primarily to a one-year consulting agreement that the Company entered into with Giuliani Security & Safety LLC that expired in December 2006; (ii) administrative payroll and related costs and (iii) facility costs. Partially offsetting the increase were: (i) lower bank service charges and (ii) a decrease of approximately $171,000 in non-cash charges for stock based compensation costs.

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

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $894,055 to $268,118 for the fiscal year ended March 31, 2007 compared with $1,162,173 in fiscal year 2006. The decrease was due mainly to the absence of an additional provision for bad debts of $850,000 in fiscal 2006 as noted below.

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

The Company periodically evaluates the requirement for providing for billing adjustments and/or credit losses on its accounts receivable. The Company provides for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and the Company's overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. It is not known if bad debts will increase in future periods nor is it believed by management that the decrease during the fiscal year ended March 31, 2007 compared with the same period of the prior year is necessarily indicative of a trend.

Bad Debt Recoveries

Bad debt recoveries increased for the fiscal year ended March 31, 2007 by $49,238 to $53,229 from $3,991 in fiscal year 2006 as a result of a recovery of approximately $45,000 related to the Company’s claim against a former service agreement customer that ceased operations in a previous year.

Bad debt recoveries decreased for the fiscal year ended March 31, 2006 by $51,983 to $3,991 from $55,974 in fiscal year 2005 as a result of higher recoveries in the previous fiscal year.

Interest Income

Interest income for the fiscal year ended March 31, 2007 principally represents interest earned on: (i) cash balances; (ii) trust funds for potential future workers’ compensation claims and (iii) financing income from the Company’s service agreement customers. Interest income in fiscal year 2007 was comparable with the same period of the prior year.

Interest income for the fiscal year ended March 31, 2006 principally represents interest earned on: (i) cash balances; (ii) trust funds for potential future workers’ compensation claims and (iii) financing income from the Company’s service agreement customers. Interest income in fiscal year 2006 increased by $142,156 to $238,887 from $96,731 in fiscal year 2005.

Interest Expense

Interest expense for the fiscal year ended March 31, 2007 increased by $135,606 to $567,765 from $432,159 in fiscal year 2006. The increase is due mainly to: (i) higher average outstanding borrowings and an increase in the weighted average interest rate under the Company’s commercial revolving loan agreement and (ii) interest expense on the note payable related to the Company’s purchase of a security guard business during June 2006.

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

The $2,851 loss on equipment dispositions for the fiscal year ended March 31, 2007 was primarily due to the disposition of Company vehicles at amounts below their respective book values.

The $19,137 gain on equipment dispositions for the fiscal year ended March 31, 2006 was primarily due to the disposition of Company vehicles at amounts in excess of their respective book values.

Income Tax Benefit (Expense)

Income tax benefit for the fiscal year ended March 31, 2006 increased $383,605 to $450,000 from $66,395 in fiscal year 2006 due primarily to the Company’s recognition of a portion of its deferred tax assets. The Company has determined based on its expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2007 and 2006.

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

On March 22, 2006, the Company entered into an Amended and Restated Financing Agreement with CIT (the “Amended Agreement”), which provides for borrowings as noted above, but in no event more that $12,000,000. The Amended Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, plus .25% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate, as defined. For LIBOR loans interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.75% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate, as defined, plus 2.50%. As of March 31, 2007, the interest rate was 8.25% per annum.

At March 31, 2007, the Company had borrowed $8,487,065 representing approximately 87% of its maximum borrowing capacity based on the definition of “eligible accounts receivable” under the terms of the Amended Agreement. However, up to $3,512,935 could additionally be available to borrow under the Amended Agreement to finance growth and increased receivables, if any.

On April 12, 2007, the Company entered into an Amendment to its Financing Agreement (the “Financing Agreement”) with CIT (the “Amendment”) in connection with the closing of the transactions (the “Transactions”) under the Stock Purchase Agreement and the Merger Agreement described in Note 21 to the Company’s financial statements listed in Item 15 (a)(1) and (a)(2) of Part IV of this Form 10-K Annual Report. Pursuant to the Amendment, the aggregate line of credit under the Financing Agreement was increased from $12,000,000 to $16,000,000, and the Company was provided with a $2,400,000 acquisition advance to fund the cash requirements of the Transactions. The Amendment also provides for an extension of the maturity date of the Financing Agreement to December 12, 2008, and for reductions in interest rates, fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000. Costs to close the Amendment totaled $125,000 payable $45,000 at closing, $40,000 six months after closing and $40,000 twelve months after closing. Such costs are being amortized over the remaining life of the Financing Agreement.

The Company relies on its revolving loan from CIT that contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. Under such circumstances, the Company’s business would be materially adversely affected if we were not able to obtain suitable alternative financing. For the fiscal year ended March 31, 2007, the Company was in compliance with all covenants under the Amended Agreement.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2007, 2006 and 2005:

	2007	2006	2005
Net cash (used in) provided by operating activities	$(4,001,190)	$(4,941,428)	$8,149,004
Net cash (used in) provided by investing activities	(639,633)	(179,988)	36,637
Net cash provided by (used in) financing activities	4,828,620	2,642,609	(5,684,892)

Investing

The Company finances vehicle purchases typically over three years and insurance through short-term borrowings. The Company has no present material commitments for capital expenditures.

Financing

During the fiscal year ended March 31, 2007, the Company increased its short-term borrowings principally to support higher accounts receivable associated with: (i) its ongoing expansion and growth; and (ii) the October 1, 2006 change in a majority of Delta Airline’s billing and payment terms from monthly invoices prepaid in advance to weekly invoices due in thirty (30) days.

Working Capital

Working capital decreased by $324,082 to $6,513,663 as of March 31, 2007, from $6,837,745 as of March 31, 2006.

The Company experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,760,155 as of March 31, 2007, compared with $1,828,802 at March 31, 2006. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2007 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$252,956	$247,054	$5,902	$--	$--
Capital lease obligations	26,417	16,774	9,643	--	--
Operating lease obligations	2,487,388	989,542	1,033,998	463,648	200
Purchase obligations (1)	330,164	91,322	182,644	56,198	--
Total	$3,096,925	$1,344,692	$1,232,187	$519,846	$200

(1)
Purchase obligations include an agreement to purchase uniform cleaning services that is legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

OUTLOOK

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements, all of which are based upon current expectations. Actual results may differ materially from the results contemplated by these forward-looking statements and are qualified by the section below entitled “Forward Looking Statements” and Part I, Item 1A of this report entitled “Risk Factors.”

Financial Results

Future revenue will be largely dependent upon the Company’s ability to gain additional revenues in the security and aviation services divisions at acceptable margins while minimizing terminations of existing clients. The revenues of the security services division has stabilized and begun to experience both organic and transactional growth over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. On April 18, 2007, the Company announced completing a merger with Brown Security Industries, Inc., including its subsidiaries Strategic Security Services, Inc. and Rodgers Police Patrol. Our current focus is on increasing revenues while our sales and marketing team and branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by the Company.

The Company’s gross profit margin increased during the fiscal year ended March 31, 2007 to 14.6% of revenues compared with 13.4% for the fiscal year ended March 31, 2006. The increase is due mainly to: (i) expanded services with new and existing customers at Los Angeles and San Jose International Airports and LaGuardia Airport; (ii) new contracts at Pittsburgh, Oakland and Seattle Tacoma International Airports; (iii) improved labor ratio margins principally in the security services division; (iv) lower workers’ compensation insurance costs; (v) the purchase of a security services business in Florida; (vi) lower State of New York payroll taxes related to the elimination of prior year reductions in Federal Unemployment Tax credits. Also, contributing to the increase in gross profit for the fiscal year was: (a) a short-term contract to provide security services to a national insurance company at multiple domestic locations; (b) temporary strike coverage for doormen and elevator operators in New York City and (c) lower automotive insurance costs. The Company expects gross profit margins to average between 14.0% and 15.0% of revenue for fiscal year 2008 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of the Company’s cost structures and workers’ compensation experience ratings.

A cost reduction program was instituted in October 2004 that is expected to continue to reduce the Company’s general and administrative expenses in future periods. Additional cost reduction opportunities are being pursued as they are determined.

The aviation services division represents approximately 66% of the Company's total revenues and Delta, at annual billings of approximately $14,700,000, is the largest customer of the aviation division at approximately 24% of the aviation services division and 16% of the Company’s total revenues. Due to the existing limitations under the Amendment with CIT, the Company is limited to borrowing against Delta’s accounts receivable of up to (but not exceeding) approximately $2,060,000, so long as such accounts do not remain unpaid for more than sixty (60) days from the invoice date. In the event of a bankruptcy by another airline customer(s), the Company’s earnings and liquidity could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from the Company.

As of the close of business on June 20, 2007, the Company’s cash availability was approximately $4,900,000, which is believed to be sufficient to meet its needs for the foreseeable future barring any increase in reserves imposed by CIT.

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

SAFE HARBOR STATEMENT

This management’s discussion and analysis of financial condition and results of operations, other sections of this annual report on Form 10-K and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about the Company and the security industry. These include statements regarding our expectations about revenues, our liquidity, or expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:
•	changes in the rate of economic growth in the United States;
•	changes in the financial condition of our customers;
•	changes in regulatory environment;
•	contract cancellations;
•	changes in our estimates of costs;
•	war and/or terrorist attacks on facilities where services are or may be provided;
•	outcomes of pending and future litigation;
•	increasing competition by other companies;
•	compliance with our loan covenants;
•	recoverability of claims against our customers and others by us and claims by third parties against us; and

•	changes in estimates used in our critical accounting policies.

Other factors and assumptions not identified above were also involved in the formation of these forward-looking statements and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the fiscal year ended March 31, 2007, the Company did not hold a portfolio of securities instruments for either trading or for other purposes.

The Company is exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT. Based on the Company's average outstanding balances during the fiscal year ended March 31, 2007, a 1% change in the prime lending rate would impact the Company's financial position and results of operations by approximately $65,000 over the next fiscal year.

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

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Financial Officer have concluded that such controls and procedures are effective at the reasonable assurance level.

An evaluation was performed under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007. There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) under the caption “Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the 2007 Proxy Statement under the caption “Executive Compensation,” and is incorporated herein by reference.

The information required by this Item 11 will be set forth in the 2007 Proxy Statement under the caption “Director Compensation and Stock Ownership Guidelines,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the 2007 Proxy Statement under the caption “Common Stock Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The information required by this Item 12 will be set forth in the 2007 Proxy Statement under the caption “Executive Compensation-Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the 2007 Proxy Statement under the caption “Certain Relationships and Related Transactions, and Director Independence,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be set forth in the 2007 Proxy Statement under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
(1)	Financial Statements:	Page Number From This Form 10- K

	Independent auditor's report	F-1

	Balance Sheets - March 31, 2007 and 2006	F-2

	Statements of Operations - years ended	F-3
March 31, 2007, 2006 and 2005

	Statements of Changes in Stockholders' Equity and Comprehensive Income	F-4
years ended March 31, 2007, 2006 and 2005

	Statements of Cash Flows - years ended	F-5 - F-6
March 31, 2007, 2006 and 2005

	Notes to Financial Statements	F-7 - F-19

(2)	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts	F-20

Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Financial Statements or notes thereto.

(3)	Exhibits:

A list of exhibits filed or furnished with this report on Form 10- K
(or incorporated by reference to exhibits previously filed or furnished by the Company) is provided in the Exhibit Index on pages 25-26 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: June 27, 2007

By:	/s/ Barry I. Regenstein
Barry I. Regenstein President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bruce Galloway	Co-Chairman of the Board	June 27, 2007
Bruce Galloway

/s/ Peter Kikis	Co-Chairman of the Board	June 27, 2007
Peter Kikis

/s/ Barry I. Regenstein	Chief Financial Officer	June 27, 2007
Barry I. Regenstein

/s/ Martin C. Blake, Jr.	Director	June 27, 2007
Martin C. Blake, Jr.

/s/ Robert S. Ellin	Director	June 27, 2007
Robert S. Ellin

/s/ Thomas Kikis	Director	June 27, 2007
Thomas Kikis

/s/ Martin Wade, III	Director	June 27, 2007
Martin Wade, III

COMMAND SECURITY CORPORATION
EXHIBIT INDEX

Exhibit Number	ExhibitDescription
3.1	Amended & Restated Articles	Incorporated by reference to Exhibit of Incorporation 3.3 of the form 10-K for the fiscal year ended March 31, 1993 (the"1993 10-K").

3.2	By-Laws	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the fiscal year ended March 31, 1991 (the "1991 10-K").

3.3	Amendments to By-Laws	Incorporated by reference to Exhibit 3.1 of the Form 8-K filed September 20, 2006.

3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.4 of the Eighth Amendment to the Registration Statement filed on Form S-1, File No. 33-75336 (the "S-1").

4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to Registrant's Registration Statement on Form S-18, file number 33, 35007-NY (the "S-18").

4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2 of the Third Amendment to the S-1.

10.1	Purchase and Sale Agreement dated February 24, 1996, for the acquisition of United Security Group Inc.	Incorporated by reference to Exhibit 2.1 of the Form 8-K filed March 23, 1996.

10.2	CIT Group/Business Credit, Inc. Financing Agreement dated December 12, 2003	Incorporated by reference to Exhibit 10.41 of the Form 10-K for the fiscal year ended March 31, 2004 filed on July 14, 2004.

10.3	Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. dated March 21, 2006	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed March 21, 2006.

10.4	Consulting Agreement with Giuliani Security & Safety LLC dated January 9, 2006	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed January 9, 2006.

10.5	Consulting Agreement with Jericho State Capital Consulting LLC dated February 3, 2006	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed February 3, 2006.

10.6	First Amendment and Consent to Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. dated June 13, 2006	Incorporated by preference to Exhibit 10.5 of the Form 8-K filed June 13, 2006.

10.7	Agreement for Purchase and Sale of Assets dated June13, 2006, for the acquisition of Sterling Protective Group, Inc.	Incorporated by reference to Exhibit 10.6 of the Form 8-K filed June 13, 2006.

10.8	Second Amendment to the Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. dated September 30, 2006	Incorporated by reference to Exhibit 10.7 of the Form 10-Q filed February 13, 2007.

10.9	Third Amendment to Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. Inc. dated April 12, 2007	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed April 12, 2007.

10.10	Stock Purchase Agreement dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 12, 2007.

10.11	Amended and Restated Plan of Merger dated April 12, 2007, for the acquisition of Brown Security Indus- tries, Inc.	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed April 12, 2007.

11	Computation of Loss Per Share of Common Stock	Incorporated by reference to Note 11 of the Financial Statements.

14	Command Code of Ethics	Incorporated by reference to Exhibit 14 of the Form 10-K for the fiscal year ended March 31, 2004 filed on July 14, 2004.

23.1	Auditor Consent	Exhibit 23.1 attached hereto.

31.1	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Exhibit 31.1 attached hereto.

31.2	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Exhibit 31.2 attached hereto.

32.1	Section 1350 Certifications	Exhibit 32.1 attached hereto.

32.2	Section 1350 Certifications	Exhibit 32.2 attached hereto.

99.1	Reliance Warrant	Incorporated by reference to Exhibit 99.14 of the Form 8-K filed September 27, 2000.

99.2	Registration Rights Agreement	Incorporated by reference to Exhibit 99.22 of the Form 8-K filed September 27, 2000.

99.3	Audit Committee of the Board of Directors Charter and Powers	Incorporated by reference to Exhibit 99.23 of the Form 10-K for the fiscal year ended March 31, 2001 filed on July 3, 2001.

99.4	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25 of the Form 10-K for the fiscal year ended March 31, 2001 filed on July 3, 2001.

99.5	2005 Stock Incentive Plan	Incorporated by reference to Exhibit 99.5 of the Form 10-K for the fiscal year ended March 31, 2006 filed on June 28, 2006.

99.6	Blake Warrant	Incorporated by reference to Exhibit 99.27 of the Form 10-K for the fiscal year ended March 31, 2001 filed on July 3, 2001.

99.7	Barry I. Regenstein Employment Agreement	Incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on August 27, 2004.

99.8	Marc W. Brown Employment Agreement	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed on April 12, 2007.

Independent Auditor's Report
on the Financial Statements

To the Board of Directors
and Stockholders of
Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule II - Valuation and Qualifying Accounts. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three fiscal years ended March 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP

June 27, 2007
Poughkeepsie, New York

Command Security Corporation
Balance Sheets
March 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$220,040	$32,243
Accounts receivable from security services customers, less allowance for
doubtful accounts of $624,808 and $252,689, respectively	17,978,737	13,103,581
Accounts receivable from administrative service client customers, less
allowance for doubtful accounts of $206,589 and $80,203, respectively	--	700,519
Prepaid expenses	556,953	721,451
Other current assets	3,428,626	2,291,135

Total current assets	22,184,356	16,848,929

Furniture and equipment at cost, net	529,042	405,179
Intangible assets, net	782,621	79,450
Restricted cash	78,126	74,447
Other assets	1,755,432	705,294

Total assets	$25,329,577	$18,113,299

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,760,155	$1,828,802
Current maturities of long-term debt	247,054	52,614
Current maturities of obligations under capital leases	16,774	38,680
Short-term borrowings	8,487,065	3,383,740
Accounts payable	639,783	939,526
Due to service companies	--	101,391
Accrued expenses and other liabilities	4,519,862	3,666,431

Total current liabilities	15,670,693	10,011,184

Insurance reserves	539,503	420,781
Long-term debt, due after one year	5,902	27,957
Obligations under capital leases, due after one year	9,643	28,680

Total liabilities	16,225,741	10,488,602

Commitments and contingencies (Notes 15, 16 and 17)

Stockholders' equity:
Preferred stock, convertible Series A,
$.0001 par value per share, 1,000,000
shares authorized	--	--
Common stock, $.0001 par value per share, 20,000,000 shares
authorized, 10,137,970 shares issued and
outstanding	1,014	1,014
Additional paid-in capital	13,889,861	13,663,311
Accumulated deficit	(4,799,589)	(6,039,628)
Accumulated other comprehensive income	12,550	--

Total stockholders' equity	9,103,836	7,624,697

Total liabilities and stockholders' equity	$25,329,577	$18,113,299

See accompanying notes and auditor's report

Command Security Corporation
Statements of Operations
Years Ended March 31, 2007, 2006 and 2005

	2007	2006	2005

Revenues	$93,822,546	$85,208,615		$79,654,744
Cost of revenues	80,157,314	73,788,256		69,132,218
Gross profit	13,665,232	11,420,359		10,522,526
Operating expenses
General and administrative expenses	12,315,745	10,254,032		10,590,778
Provision for doubtful accounts and notes	268,118	1,162,173		277,205
Bad debt recoveries	(53,229)	(3,991)		(55,974)
	12,530,634	11,412,214		10,812,009
Operating income (loss)	1,134,598	8,145		(289,483)
Other income (expenses)
Interest income	226,057	238,887		96,731
Interest expense	(567,765)	(432,159)		(460,105)
Gain (loss) on equipment dispositions	(2,851)	19,137		(4,848)
	(344,559)	(174,135)		(368,222)
Income (loss) before income tax benefit	790,039	(165,990)		(657,705)
Income tax benefit	450,000	66,395		267,450
Net income (loss)	1,240,039	(99,595)		(390,255)
Preferred stock dividends	--	--		(38,413)
Net income (loss) applicable to common stockholders	$1,240,039	$(99,595)		$(428,668)
Income (loss) per share of common stock
Basic	$.12	$(.01)		$(.06)
Diluted	$.12	$(.01)	$	n/a
Weighted average number of common
shares outstanding
Basic	10,137,970	8,834,952		7,302,738
Diluted	10,620,756	9,646,915		7,862,786

See accompanying notes and auditor's report

Command Security Corporation
Statements of Changes in Stockholders' Equity and Comprehensive Income
Years Ended March 31, 2007, 2006 and 2005

					Accumulated
					Other
	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income	Total
Balance at March 31, 2004	$2,033,682	$629	$8,009,175	$(5,549,778)	$--	$4,493,708
Preferred stock dividends			(38,413)			(38,413)
Preferred stock conversion	(2,033,682)	123	2,033,559			--
Warrants exercised		26	237,861			237,887
Stock compensation cost			106,400			106,400
Net loss				(390,255)		(390,255)
Balance at March 31, 2005	--	778	10,348,582	(5,940,033)	--	4,409,327
Warrants exercised		236	2,917,379			2,917,615
Stock compensation cost			397,350			397,350
Net loss				(99,595)		(99,595)
Balance at March 31, 2006	--	1,014	13,663,311	(6,039,628)	--	7,624,697
Other comprehensive income (a)					12,550	12,550
Stock compensation cost			226,550			226,550
Net income				1,240,039		1,240,039
Balance at March 31, 2007	$--	$1,014	$13,889,861	$(4,799,589)	$12,550	$9,103,836

(a) – Represents unrealized gain on marketable security.

See accompanying notes and auditor's report

Command Security Corporation
Statements of Cash Flows
Years Ended March 31, 2007, 2006 and 2005

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2007	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$1,240,039	$(99,595)	$(390,255)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	315,222	296,797	396,471
Stock based compensation costs	226,550	397,350	106,400
Provision for doubtful accounts and
notes receivable, net of recoveries	214,888	1,158,182	221,231
(Gain) loss on equipment dispositions	2,851	(19,137)	4,848
Deferred income taxes	(450,000)	(66,395)	(267,450)
Insurance reserves	237,439	(10,279)	(21,805)
Changes in operating assets and liabilities:
Accounts receivable	(4,389,524)	(3,332,443)	6,192,186
Prepaid expenses	164,496	173,489	1,073,142
Other receivables	(1,253,293)	(1,827,741)	(49,434)
Other assets	(643,438)	(90,357)	1,287,716
Accounts payable and other current liabilities	434,971	(1,462,575)	(315,956)
Due to administrative service clients	(101,391)	(58,724)	(88,090)

Net cash (used in) provided by operating activities	(4,001,190)	(4,941,428)	8,149,004

INVESTING ACTIVITIES
Purchases of equipment	(344,986)	(74,780)	(55,113)
Proceeds from equipment dispositions	2,050	10,595	20,850
Acquisition of businesses	(412,500)	--	--
Issuance of note to administrative service client	--	(125,000)	--
Principal collections on notes receivable	115,803	9,197	70,900

Net cash (used in) provided by investing activities	(639,633)	(179,988)	36,637

FINANCING ACTIVITIES
Net advances (repayments) on line-of-credit	5,116,687	(1,151,976)	(4,275,669)
Increase (decrease) in checks issued in advance of deposits	(68,647)	1,333,553	(71,362)
Proceeds from warrant exercises	--	2,917,615	237,887
Principal payments on other borrowings	(178,477)	(419,855)	(1,430,391)
Principal payments on capital lease obligations	(40,943)	(36,728)	(66,270)
Payment of preferred stock dividends	--	--	(79,087)

Net cash provided by (used in) financing activities	4,828,620	2,642,609	(5,684,892)

Net change in cash and cash equivalents	187,797	(2,478,807)	2,500,749

Cash and cash equivalents, beginning of year	32,243	2,511,050	10,301

Cash and cash equivalents, end of year	$220,040	$32,243	$2,511,050

 See accompanying notes and auditor's report

Command Security Corporation Statements of Cash Flows, Continued Years Ended March 31, 2007, 2006 and 2005

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:

	2007	2006	2005
Interest	$527,024	$440,696	$470,595
Income Taxes	208,223	22,634	45,328

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the fiscal years ended March 31, 2006 and 2005, the Company purchased transportation equipment with direct installment and lease financing of $86,259 and $47,270, respectively. These amounts have been excluded from the purchases of equipment and proceeds from long-term debt on the statements of cash flows presented.

The Company may obtain short-term financing to meet its insurance needs. For the fiscal years ended March 31, 2006 and 2005, $106,895 and $924,733, respectively, were borrowed for this purpose. These borrowings have been excluded from the statements of cash flows presented.

During the year ended March 31, 2005, the holder of 12,325.35 shares of the Company’s Series A convertible preferred stock converted such shares into 1,232,535 shares of common stock. The decrease in preferred stock of $2,033,682 and increase to common stock of $123 and additional paid-in capital of $2,033,559 has been excluded from the statements of cash flows presented.

During the year ended March 31, 2007, the Company acquired a security services business for a purchase price of $750,000. At the closing, the Company paid $412,500 of the purchase price in cash and issued a note payable in the amount of $337,500 for the remaining balance of the purchase price. This note payable amount has been excluded from acquisition of business and proceeds from long-term debt on the condensed statements of cash flows.

See accompanying notes and auditor's report

Command Security Corporation
Notes to Financial Statements
March 31, 2007, 2006 and 2005

1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

Principal business activities

Command Security Corporation (the “Company”) is a uniformed security officer service company operating in Connecticut, California, Delaware, Florida, Illinois, Maine, Maryland, Massachusetts, Nevada, New Jersey, New York, Oregon, Pennsylvania and Washington. In addition, the Company also provides other security officer companies (administrative service clients) and police departments in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue.

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

Revenue recognition

The Company records revenues as services are provided to its customers. Revenues consist primarily of aviation and security services that are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenues for administrative services provided to other security officer companies are calculated as a percentage of the administrative service client's revenues and are recognized when billings for the related security officer services are generated.

Cash and cash equivalents

The Company defines cash and cash equivalents as operating cash (non-restricted) and highly liquid investments with maturities of ninety (90) days or less at the date of purchase. The carrying amounts of our cash equivalents approximate their fair values.

Investments

We account for our investments in marketable securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Other investments in marketable equity are classified as available-for-sale and reported in the balance sheet at fair value, with changes in fair value reported in accumulated other comprehensive income.

Furniture and equipment

Furniture and equipment are stated at cost. Depreciation is generally recorded using the straight-line method over estimated useful lives of the equipment ranging from three to seven years.

Intangible assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs that are being amortized on a straight-line basis over three to ten years. The life assigned to customer lists acquired is based on management's estimate of the attrition rate. The attrition rate is estimated based on historical contract longevity and management's operating experience. We test for impairment annually or when events and circumstances warrant such a review, if sooner. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with SFAS No. 144.

Advertising costs

The Company expenses advertising costs as incurred. Amounts incurred for recruitment and general business advertising were $87,375, $62,750 and $37,375 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2007, 2006 and 2005

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

Income (loss) per common share

Under the requirements of SFAS No. 128, "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2007 and 2006 because of the effect the assumed issuance of common shares would have if the outstanding stock options and warrants were exercised.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest. The Company was required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company recognizes compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $226,550 and $377,750 for stock based compensation for the year ended March 31, 2007 and nine months ended March 31, 2006, respectively. Such non-cash charge would have been the same under the provisions of SFAS 148.

Fair Value

The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2007 and 2006, the fair value of long-term debt approximates its carrying amount.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2007, 2006 and 2005

2. Furniture and Equipment

Furniture and equipment at March 31, 2007 and 2006 consist of the following:

	2007	2006
Transportation equipment	$600,859	$682,088
Security equipment	579,033	512,337
Office furniture and equipment	1,551,686	1,274,916
	2,731,578	2,469,341
Accumulated depreciation	(2,202,536)	(2,064,162)
Total	$529,042	$405,179

Depreciation expense for the fiscal years ended March 31, 2007, 2006 and 2005, was $216,222, $192,075 and $301,150, respectively, and includes amortization of assets purchased under capital lease arrangements in the amounts of $35,408, $35,751 and $93,086 for each of the respective years then ended (see Note 16).
3. Intangible Assets

Intangible assets at March 31, 2007 and 2006 consist of the following:

	2007	2006
Customer list	$831,248	$30,000
Borrowing cost	290,163	289,240
Goodwill	20,402	20,402
	1,141,813	339,642
Accumulated amortization	(359,192)	(260,192)
Total	$782,621	$79,450

Amortization expense for the fiscal years ended March 31, 2007, 2006 and 2005, was $99,000, $104,722 and $95,321, respectively. Amortization expense for the years ending March 31, 2008 and 2009 for the intangible assets noted above will be $105,827 and $80,125, respectively.

For the fiscal years ended March 31, 2007 and 2006, respectively, the balance of the intangible assets represents the value of goodwill in the amount of $20,402 that is not subject to amortization and net borrowing costs in the amount of $25,702 and $59,048, respectively, which is subject to amortization on a straight line basis over the life of the Company’s financing agreement (see Note 7).

4. Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers' compensation claims.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2007, 2006 and 2005

5. Other Assets

Other assets at March 31, 2007 and 2006 consist of the following:

	2007	2006
Workers’ compensation insurance	$3,249,549	$2,135,460
Note receivable	--	115,803
Other receivables	138,187	215,558
Security deposits	210,184	195,499
Deferred tax asset	1,358,845	333,845
Other	227,293	264
	5,184,058	2,996,429
Current portion	(3,428,626)	(2,291,135)
Total non-current portion	$1,755,432	$705,294

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2007 and 2006 consist of the following:

	2007	2006
Payroll and related expenses	$3,367,775	$2,408,927
Customer prepayments, net	--	811,256
Taxes and fees payable	800,687	317,097
Accrued interest payable	71,143	24,415
Other	280,257	104,736
Total	$4,519,862	$3,666,431

7. Short-Term Borrowings

Short-term borrowings at March 31, 2007 and 2006 consist of the following:

	2007	2006
Line of credit	$8,487,065	$3,370,379
Various insurance
financing arrangements,
interest at 6.36%	--	13,361
Total	$8,487,065	$3,383,740

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT Group/Business Credit, Inc. ("CIT") that had a term of three years ending December 12, 2006 and provided for borrowings in an amount of up to 85% of the Company’s eligible accounts receivable, as defined in the Agreement, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit is offset by a reserve against all outstanding payroll checks. The revolving loan bore interest at the prime rate, as defined, plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by the Company to CIT in the loan account at the close of each day during such month. Costs to close the loan totaled $279,963 and are being amortized over the three year life of the Agreement.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2007, 2006 and 2005

On March 22, 2006, the Company entered into an Amended and Restated Financing Agreement with CIT (the “Amended Agreement”), that provides for borrowings as noted above, but in no event more that $12,000,000. The Amended Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, plus .25% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate, as defined. For LIBOR loans interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.75% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate, as defined, plus 2.50%. As of March 31, 2007, the interest rate was 8.25% per annum.

At March 31, 2007, the Company had borrowed $8,417,065 and had a $70,000 letter of credit outstanding representing approximately 87% of its maximum borrowing capacity based on the definition of “eligible accounts receivable” under the terms of the Amended Agreement. However, as the business grows and produces new receivables, up to $3,512,935 could additionally be available to borrow under the Amended Agreement.

The Company relies on its revolving loan from CIT that contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. For the fiscal year ended March 31, 2007, the Company was in compliance with all covenants under the agreement.

8. Long-Term Debt

Long-term debt at March 31, 2007 and 2006 consist of the following:

	2007	2006
Promissory note due at
June 13 and December 13, 2007
with interest at 7.75%	225,000	--

Various installment loans
due at various dates through March
2009, with interest ranging from
8.24% to 10.25% (a)	$27,956	$80,571
	252,956	80,571
Current maturities	(247,054)	(52,614)

Total	$5,902	$27,957

(a) Payable to General Motors Acceptance Corporation and Ford Motor Credit Corporation. The notes are collateralized by automobiles.

The aggregate amount of required principal payments of long-term debt is as follows:

Year ending:	March 31, 2008	$247,054
	March 31, 2009	5,902
Total		$252,956

9. Preferred Stock

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

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2007, 2006 and 2005

10. Net Income (Loss) per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income (loss) for the fiscal years ended March 31, 2007, 2006 and 2005:

	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Year ended March 31, 2007
Basic EPS	$1,240,039	10,137,970	$.12
Options issued February 2001,
August 2004, May 2005,
September 2005, February 2006,
September 2006 and October 2006		482,786

Diluted EPS	$1,240,039	10,620,756	$.12

Year ended March 31, 2006
Basic EPS	$(99,595)	8,834,952	$(.01)
Effect of dilutive shares:
Options issued November 2000,
February 2001, August 2004, May 2005
September 2005 and February 2006		811,963

Diluted EPS	$(99,595)	9,646,915	$(.01)

Year ended March 31, 2005
Basic EPS	$(428,668)	7,302,738	$(.06)
Effect of dilutive shares:
Options issued November 2000,
February 2001, March 2002 and August 2004		560,048

Diluted EPS	$(428,668)	7,862,786	$ n/a

11. Retirement Plans

In November 1999, the Company adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. During the fiscal year ended March 31, 2007, the plan was revised to allow for employer matching of elective deferrals, only for certain employees working under a specific customer contract, as defined. For the fiscal year ended March 31, 2007, discretionary contributions in the amount of $2,168 were paid. No discretionary amounts were accrued or paid for the fiscal years ended March 31, 2006 and 2005.

12. Concentrations of Credit Risk

Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 32% and 28% and in the New York Metropolitan area with 42% and 32% of total receivables as of March 31, 2007 and 2006, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the fiscal years ended March 31, 2007, 2006 and 2005, the Company generated 66%, 65% and 63%, respectively, of its revenue from aviation and related services. Trade receivables due from the commercial airline industry comprised 67% and 38% of net receivables as of March 31, 2007 and 2006, respectively. The Company's remaining customers are not concentrated in any specific industry.

The Company maintains its cash accounts in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Company management believes they are not exposed to any significant credit risk.

13. Significant Customers

The Company operates as a provider of security officer services to a wide range of industries which the Company has categorized into three groups; security officer services, aviation services and support services. The latter includes revenues from administrative service agreements and back office support to police departments.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2007, 2006 and 2005

Net revenues for the groups noted above were as follows for the three years ended March 31:

	2007	2006	2005
Security Officer Services	$31,413,964	$29,269,512	$28,858,519
Aviation Services	62,086,936	55,588,468	50,466,240
Support Services	321,646	350,635	329,985

Total	$93,822,546	$85,208,615	$79,654,744

For the fiscal years ended March 31, 2007 and 2006, one airline customer accounted for approximately $14,700,000 and $14,309,000, respectively, of the Company’s total revenue.

14. Insurance Reserves

The Company has an insurance policy covering workers’ compensation claims in states that the Company performs services. Estimated accrued liabilities are based on the Company’s historical loss experience and the ratio of claims paid to the Company’s historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,042,618, $2,881,041 and $3,257,608, for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The nature of the Company’s business also subjects it to claims or litigation alleging that it is liable for damages as a result of the conduct of its employees or others. The Company insures against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. Effective October 1, 2006, the policy limit was increased to $7,000,000 per occurrence with an additional excess umbrella policy of $5,000,000. On the aviation related business, as of October 1, 2004, the Company acquired a policy with a $30,000,000 limit per occurrence. Effective as of October 1, 2006, the Company retains the risk for the first $25,000 per occurrence on the non-aviation related policy that includes airport wheelchair and electric cart operations and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to the Company.

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

15. Contingencies

The nature of the Company’s business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. The Company maintains general liability and workers’ compensation insurance coverage that it believes is appropriate to the relevant level of risk and potential liability. Some of the claims brought against the Company could result in significant payments; however, the exposure to the Company under general liability is limited to the first $25,000 per occurrence on the non-aviation, airport wheelchair and electric cart operations related claims and $5,000 per occurrence on the aviation related claims except $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

In addition to such cases, the Company has been named as a defendant in several uninsured employment related claims that are currently before various courts, the Equal Employment Opportunities Commission or various state and local agencies. The Company has instituted policies to minimize these occurrences and monitor those that do occur. At this time the Company is unable to determine the impact on the financial position and results of operations that these claims may have, should the investigations conclude that they are valid.

The Company has employment agreements with its President and its Chief Operating Officer (“COO”). The agreement with the President is for a three year period expiring September 7, 2007. Commencing on September 7, 2007, and on the first day of each one-year anniversary thereafter, the agreement shall automatically be extended for one additional year unless either party shall have given notice to the other party, at least 60 days prior to such anniversary that it does not wish to extend the term of the agreement. The terms of the agreement call for severance payments and specified benefits of approximately $315,000 depending upon the reason for termination. The agreement with the COO is for a three year period that was extended to March 31, 2007. The terms of this agreement call for severance payments and specified benefits of approximately $285,000 depending upon the reason for termination.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2007, 2006 and 2005

16. Lease Commitments

The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $1,148,894, $962,687 and $952,166, for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The Company leases certain equipment and vehicles under agreements that are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2007 are $718,257 and $664,138 and at March 31, 2006 are $718,257 and $628,730, respectively.

The future minimum payments under long-term non-cancelable capital and operating lease agreements are as follows:

		Capital	Operating
		Leases	Leases
Year ending:	March 31, 2008	$18,688	$989,542
	March 31, 2009	10,116	637,260
	March 31, 2010	--	396,738
	March 31, 2011	--	274,557
	March 31, 2012	--	189,091
	Later years	--	200
		28,804	2,487,388
Amounts representing interest		(2,387)	--
Total		$26,417	$2,487,388

17. Other Commitments

On March 31, 2004, the Company settled a dispute with a uniform cleaning service that calls for the Company to pay $1,756 per week for 344 weeks or a total amount of $604,133 ending in fiscal 2011. The expense recorded in connection with weekly payments under this agreement amounted to $93,079, $93,079 and $87,800 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The required future minimum payments under the agreement are as follows:

Year ending:	March 31, 2008	$91,322
	March 31, 2009	91,322
	March 31, 2010	91,322
	March 31, 2011	56,209
Total		$330,175

18. Stock Option Plan and Warrants

In November 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the stock option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In February 2001, August 2004 and May 2005, options to purchase 225,000, 200,000 and 40,000 shares, respectively, of common stock were issued and in April 2002, August 2003, April 2004 and January 2007, options to purchase 50,000, 20,000, 75,000 and 25,000 shares, respectively, were cancelled due to terminations of employment. During fiscal 2006, the Company received proceeds of $45,000 in connection with the exercise of stock options to purchase 60,000 shares of the Company’s common stock at an exercise price of $.75 per share. The outstanding options are exercisable at any time before January 31, 2011, August 29, 2014 and May 23, 2015 at $.75, $1.35 and $1.49 per share with respect to the February 2001, August 2004 and May 2005 issuances, respectively.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2007, 2006 and 2005

In September 2005, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In September 2006 and 2005, options to purchase 80,000 shares of the Company’s common stock were issued. The outstanding options are exercisable at any time before September 19, 2016 at $2.67 per share and September 21, 2015 at $2.05 per share, respectively.

In February and October 2006, the Company granted consultants warrants to purchase an aggregate of 350,000 and 100,000 shares of the Company’s common stock at exercise prices of $2.00 and $2.70 per share, respectively. The outstanding warrants are exercisable at any time before February 2, 2009 and September 30, 2009, respectively.

On May 21, 2004, GCM Securities Partners, LLC (“GCM”) purchased from Reliance Security Group, plc (“Reliance”) securities that included: (i) a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.03125 per share and (ii) a warrant to acquire 2,298,092 shares of the Company’s common stock at an exercise price of $1.25 per share. In November 2004, the Company received proceeds of $154,687 in connection with the exercise of the warrant to purchase 150,000 shares of the Company’s common stock. During fiscal 2006, the Company received proceeds of $2,872,615 in connection with the warrant to purchase 2,298,092 shares of the Company’s common stock.

On August 30, 2004 (the “Effective Date”), the Company issued stock options to its President and former Chief Operating Officer (the “Executive”) to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.35 per share. The options vest, and may be exercised by the Executive with respect to 200,000 shares on the Effective Date and commencing one year after the Effective Date, 12,500 shares per month through August 2007.

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

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

The following is a summary of activity related to all Company stock option and warrant arrangements:

	Options				Warrants
	Exercise Price			Number of Shares	Exercise Price			Number of Shares
Outstanding at March 31, 2004	$.75			155,000	$.75	-	$1.25	2,782,577

Issued	1.35			700,000
Exercised					.75	-	1.03	(260,000)
Forfeited	.75			(75,000)	1.25			(204,485)
Expired					.82			(20,000)

Outstanding at March 31, 2005	75	-	1.35	780,000	1.25			2,298,092

Issued	1.49	-	2.05	120,000	2.00			350,000
Exercised	.75			(60,000)	1.25			(2,298,092)

Outstanding at March 31, 2006	.75	-	2.05	840,000	2.00			350,000

Issued	2.67			80,000	2.70			100,000
Forfeited	1.49			(25,000)

Outstanding at March 31, 2007	$.75	-	$2.67	895,000	$2.00	-	2.70	450,000

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2007, 2006 and 2005

At March 31, 2007 there were 895,000 and 450,000 options and warrants outstanding, respectively, exercisable at prices ranging from $.75 to $2.70, and 2,390,000 shares reserved for issuance under all stock arrangements.

Significant option and warrant groups outstanding at March 31, 2007 and the related weighted average exercise price and life information are as follows:

					Weighted	Weighted
			Options/	Options/	Average	Average
Range of			Warrants	Warrants	Exercise	Remaining
Exercise Price			Outstanding	Exercisable	Price	Life (years)
$.75	-	$2.67	895,000	807,500	$1.52	7.63
2.00	-	2.70	450,000	450,000	2.16	1.98
$.75	-	$2.70	1,345,000	1,257,500	1.73	5.74

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

The weighted average estimated values of stock options granted during fiscal 2007, 2006 and 2005 were $.88, $.75 and $.38, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2007	2006	2005
Risk-free interest rate	3.97%	3.64%	3.64%
Years until exercise	3.00	3.00	3.00
Volatility	41.4%	42.9%	42.9%
Dividend yield	0.00%	0.00%	0.00%
Termination rate	n/a	n/a	n/a

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest. The Company was required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company recognizes compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $226,550 and $377,750 for stock based compensation for the year ended March 31, 2007 and nine months ended March 31, 2006, respectively. Such non-cash charge would have been the same under the provisions of SFAS 148.

The Company recorded total stock based compensation costs of $226,550, $397,350 and $106,400 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2007, 2006 and 2005

19. Income Taxes

Income tax benefit (expense) for the fiscal years ended March 31 consists of the following:

	2007	2006	2005
Current:
Federal	$(375,000)	$--	$--
State and local	(200,000)	--	--
	(575,000)	--	--
Deferred:
Federal	730,000	51,545	207,875
State and local	295,000	14,850	59,575
	1,025,000	66,395	267,450
Income tax benefit (expense)	$450,000	$66,395	$267,450

The differences (expressed as a percentage of pretax income) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

	2007	2006	2005
Statutory federal income tax rate	34.0	34.0	34.0
State and local income taxes	9.0	9.0	9.8
Valuation allowance and reserves	(51.4)	9.3	1.8
Permanent differences	9.7	(12.3)	(4.9
Utilization of net operating loss carryforwards	(52.7)	--	--
Effective tax rate	(51.4)%	40.0%	40.7

The significant components of deferred tax assets and liabilities as of March 31, 2007 and 2006 are as follows:

	2007	2006
Current deferred tax assets:
Accounts receivable	$357,501	$59,291
Accrued expenses	106,207	106,207
Contingency reserves	4,300	55,900
	468,008	221,398
Valuation allowance	--	(189,048)
Net current deferred tax assets	$468,008	$32,350
Non-current deferred tax assets (liabilities):
Equipment	$(55,830)	$(70,393)
Intangible assets	400,449	503,711
Self-insurance	231,986	180,937
Workers compensation reserve	1,108,879	459,016
Net operating loss carryover	--	688,654
Income tax credits	--	84,790
Employee stock compensation	314,029	216,614
	1,999,513	2,063,329
Valuation allowance	(1,108,676)	(1,761,834)
Net non-current deferred tax assets	890,837	301,495
Total deferred tax assets	$1,358,845	$333,845

The valuation allowance decreased by $842,205 and $18,294 during the fiscal years ended March 31, 2007 and 2006, respectively, and increased by $16,986 during the year ended March 31, 2005. The Company has determined based on its expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2007 and 2006. Federal net operating loss carryforwards were fully utilized during the year ended March 31, 2007.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2007, 2006 and 2005

20. Related Party Transactions

In addition to an annual directors fee of $10,000 effective September 2004 and payment of fees for attending board meetings in the amount of $1,000, for each meeting attended, for the fiscal year ended March 31, 2005, various former directors received fees for their services on various committees of the Company. The expenses paid in connection with services rendered for committees by such former directors amounted to $33,253 for the fiscal year ended March 31, 2005.

21. Subsequent Events

On April 12, 2007, the Company entered into an Amendment to its Financing Agreement (the “Financing Agreement”) with its current lender, The CIT Group/Business Credit, Inc. (the “Amendment”) in connection with the closing of the transactions (the “Transactions”) under the Stock Purchase Agreement and the Merger Agreement described below. Pursuant to the Amendment, the aggregate line of credit under the Financing Agreement was increased from $12.0 to $16.0 million, and the Company was provided with a $2.4 million acquisition advance to fund the cash requirements of the Transactions. The Amendment also provides for an extension of the maturity date of the Financing Agreement to December 12, 2008, and for reductions in interest rates, fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3.0 million. Costs to close the Amendment totaled $125,000 payable $45,000 at closing, $40,000 six months after closing and $40,000 twelve months after closing. Such costs are being amortized over the remaining life of the Financing Agreement.

On April 12, 2007, the Company entered into the Amended and Restated Stock Purchase Agreement among the Company, Brown Security Industries, Inc., a California Corporation, (“BSI”), and Hal Brown and Marc Brown (collectively, the “Shareholders”), individually and as the Trustees of the Rodgers Police Patrol, Inc./Strategic Security Services, Inc. Employee Stock Ownership Plan and Trust Agreement (the “ESOP”) (the “Stock Purchase Agreement”), pursuant to which the Company purchased (the “Stock Purchase”) from the ESOP 30% of the issued and outstanding shares of common stock (the “Shares”) of BSI for a purchase price (the “Purchase Price”) of (i) $900,000 plus (ii) 30% of BSI’s consolidated Tangible Net Worth (as defined in the Stock Purchase Agreement), subject to adjustment as provided in the Stock Purchase Agreement, and in each case paid or payable in cash. The closing of the Stock Purchase occurred immediately prior to the closing of the Merger described below.

On April 12, 2007, the Company entered into the Amended and Restated Agreement and Plan of Merger by and among the Company, Command Security Services, Inc., a New York corporation that is a wholly-owned subsidiary of the Company (“CSS”), BSI, and the Shareholders (the “Merger Agreement”), pursuant to which BSI merged with and into CSS (the “Merger”), and BSI’s wholly-owned subsidiaries Rodgers Police Patrol, Inc. and Strategic Security Services, Inc. became wholly-owned subsidiaries of CSS. The closing of the Merger was completed immediately after the closing of the Stock Purchase described above.

Pursuant to the Merger Agreement, the Company issued to the Shareholders an aggregate of (i) $2,100,000 plus (ii) 70% of BSI’s consolidated Tangible Net Worth (as defined in the Merger Agreement), subject to adjustment as provided in the Merger Agreement (such consideration is referred to herein as the “Merger Consideration”). The Company paid 25% of the Merger Consideration in cash and 75% of the Merger Consideration by the delivery of shares of the Company’s common stock, valued at a price per share of $2.906, representing the average closing price of the Company’s common stock on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date that the Merger Agreement was initially executed and delivered by the parties thereto.

Command Security Corporation
Notes to Financial Statements, Continued March 31, 2007, 2006 and 2005

22. Quarterly Results (unaudited)

Summary data relating to the results of operations for each quarter for the fiscal years ended March 31, 2007 and 2006 follows:

	Three Months Ended
	June 30	Sept. 30	Dec. 31	March 31
Fiscal year 2007
Security officer service revenue	$22,210,245	$23,822,667	$24,002,844	$23,465,144
Administrative service revenue	95,649	88,021	89,923	48,053
Total revenue	22,305,894	23,910,688	24,092,767	23,513,197
Gross profit	3,223,570	3,426,577	3,809,192	3,205,893
Net income	204,325	174,788	225,341	635,585
Net income
per common share (basic)	0.02	0.02	0.02	0.06
per common share (diluted)	0.02	0.02	0.02	0.06
Fiscal year 2006
Security officer service revenue	20,816,042	21,844,720	21,316,977	20,880,241
Administrative service revenue	92,595	88,127	86,587	83,326
Total revenue	20,908,637	21,932,847	21,403,564	20,963,567
Gross profit	2,722,081	3,139,834	2,952,171	2,606,273
Net income (loss)	250,182	(278,474)	301,147	(372,450)
Net income (loss)
per common share (basic)	0.03	(0.03)	0.03	(0.04)
per common share (diluted)	0.03	n/a	0.03	(0.04)

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

Schedule II

COMMAND SECURITY CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

			Against
		Additions	Amounts
		(Reductions)	Due to
	Balance at	Charged or	Administrative	Charged	Deductions	Balance
	Beginning	Credited to	Service	to Other	from	at End of
	of Period	Expenses	Clients	Accounts	Reserve	Period
Year ended March 31, 2007:
Deducted from asset accounts:
Allowance for
doubtful accounts
receivable - current
maturities	$332,892	$214,889	$126,386	$187,979	$(30,749)	$831,397

Year ended March 31, 2006:
Deducted from asset accounts:
Allowance for
doubtful accounts
receivable - current
maturities	301,465	1,158,182	53,960	(16,901)	(1,163,814)	332,892

Year ended March 31, 2005:
Deducted from asset accounts:
Allowance for
doubtful accounts
receivable - current
maturities	361,865	221,231	(52,800)	(17,185)	(211,646)	301,465

Allowance for
billing adjustments	965,373			(965,373)		--

See auditor's report

End of Filing