Form 10-Q
period 2007-06-30
COMMAND SECURITY CORP
filed 2007-08-14
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2007

or

 [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number:  0-18684

Command Security Corporation
(Exact name of registrant as specified in its charter)

New York		14-1626307
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Lexington Park, LaGrangeville, New York		12540
(Address of principal executive offices)		(Zip Code)

(845) 454-3703
(Registrant's telephone number, including area code)

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,752,216 (as of August 9, 2007).

COMMAND SECURITY CORPORATION
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income -
	three months ended June 30, 2007
	and 2006 (unaudited)	3

	Condensed Consolidated Balance Sheets -
	June 30, 2007 (unaudited) and March 31, 2007	4

	Condensed Consolidated Statements of Stockholders' Equity -
	three months ended June 30, 2007 and 2006
	(unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	three months ended June 30, 2007 and 2006
	(unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8-11

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 6.	Exhibits	20

SIGNATURES		21

Exhibit 31.1	Certification of Barry I. Regenstein	22
Exhibit 32.1	§1350 Certification of Barry I. Regenstein	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 30	June 30
	2007	2006

Revenues	$28,083,888	$22,305,894

Cost of revenues	24,506,251	19,082,324

Gross profit	3,577,637	3,223,570

Operating expenses
General and administrative	3,089,956	2,952,855
Provision (recoveries) for doubtful accounts, net	(293,760)	39,116
	2,796,196	2,991,971
Operating income	781,441	231,599

Interest income	30,278	58,020
Interest expense	(228,261)	(86,294)
Gain on sale of available for-sale securities	50,007	--
Equipment dispositions	400	1,000

Income before income taxes	633,865	204,325
Provision for income taxes	175,000	--

Net income	$458,865	$204,325

Net income per common share
Basic	$.04	$.02
Diluted	$.04	$.02

Weighted average number of common shares outstanding
Basic	10,677,141	10,137,970
Diluted	11,264,038	10,559,684

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	June 30,	March 31,
	2007	2007
Current assets:

Cash and cash equivalents	$286,965	$220,040
Accounts receivable, net of allowance for
doubtful accounts of $829,697 and $831,397, respectively	20,062,693	17,978,737
Prepaid expenses	368,543	556,953
Other assets	1,884,090	3,428,626
Total current assets	22,602,291	22,184,356

Furniture and equipment at cost, net	657,437	529,042

Other assets:
Intangible assets, net	3,663,129	782,621
Restricted cash	78,771	78,126
Other assets	1,937,100	1,755,432
Total other assets	5,679,000	2,616,179

Total assets	$28,938,728	$25,329,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$2,229,623	$1,760,155
Current maturities of long-term debt	135,902	247,054
Current maturities of obligations under capital leases	11,555	16,774
Short-term borrowings	9,164,859	8,487,065
Accounts payable	952,057	639,783
Accrued expenses and other liabilities	4,377,502	4,519,862
Total current liabilities	16,871,498	15,670,693

Insurance reserves	628,211	539,503
Long-term debt, due after one year	2,937	5,902
Obligations under capital leases, due after one year	7,312	9,643
Total liabilities	17,509,958	16,225,741

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	--	--
Common stock, $.0001 par value	1,075	1,014
Accumulated other comprehensive income	69	12,550
Additional paid-in capital	15,768,350	13,889,861
Accumulated deficit	(4,340,724)	(4,799,589)
Total stockholders’ equity	11,428,770	9,103,836

Total liabilities and stockholders’ equity	$28,938,728	$25,329,577

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated Other
			Comprehensive
			Income (Loss)
	Preferred	Common	on Available-For-	Additional Paid-In	Accumulated
	Stock	Stock	Sale Securities	Capital	Deficit

Balance at March 31, 2006	$--	$1,014	$--	$13,663,311	$(6,039,628)

Stock compensation cost				19,950

Unrealized loss on available-for-sale securities			(8,331)

Net income - three months ended June 30, 2006	--	--	--	--	204,325

Balance at June 30, 2006	--	1,014	(8,331)	13,683,261	(5,835,303)

Stock compensation cost				206,600

Unrealized gain on available-for-sale securities			20,881

Net income - nine months ended March 31, 2007	--	--	--	--	1,035,714

Balance at March 31, 2007	--	1,014	12,550	13,889,861	(4,799,589)

Issuance of 614,046 shares for acquisition		61		1,784,939

Stock compensation cost				93,550

Reclassification of realized gain on available-for-sale securities			(12,481)

Net income - three months ended June 30, 2007	--	--	--	--	458,865

Balance at June 30, 2007	$--	$1,075	$69	$15,768,350	$(4,340,724)

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30	June 30
	2007	2006
Cash flow from operating activities:
Net income	$458,865	$204,325
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	160,084	67,097
Provision (recoveries) for doubtful accounts, net	(293,760)	39,116
Gain on equipment dispositions	(400)	(1,000)
Gain on sale of available-for-sale securities	(50,007)	--
Stock compensation	93,550	19,950
Insurance reserves	88,708	8,317
Deferred income taxes	203,000	--
Decrease (increase) in receivables, prepaid expenses
and other current assets	48,868	(386,149)
(Decrease) increase in accounts payable and other current liabilities	(33,086)	619,272
Net cash provided by operating activities	675,822	570,928

Cash flows from investing activities:
Purchases of equipment	(77,946)	(116,583)
Proceeds from equipment dispositions	400	1,000
Acquisition of business	(1,666,042)	(412,500)
Proceeds from sale of available for-sale securities	149,096	--
Principal collections on notes receivable	--	21,489
Net cash used in investing activities	(1,594,492)	(506,594)

Cash flows from financing activities:
Net advances (repayments) on line-of-credit	677,794	(8,689)
Increase (decrease) in checks issued in advance of deposits	469,468	(32,152)
Debt issuance costs	(40,000)	--
Principal payments on other borrowings	(114,117)	(24,235)
Principal payments on capital lease obligations	(7,550)	(9,252)
Net cash provided by (used in) financing activities	985,595	(74,328)

Net change in cash and cash equivalents	66,925	(9,994)

Cash and cash equivalents, at beginning of period	220,040	32,243

Cash and cash equivalents, at end of period	$286,965	$22,249

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:	2007	2006

Interest	$219,526	$80,129
Income taxes	437,873	8,589

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the three months ended June 30, 2007, the Company acquired a security services business for a purchase price of $3,400,000. At the closing, the Company paid $1,615,000 of the purchase price in cash and issued 614,046 shares of the Company’s common stock, valued at an aggregate amount of $1,785,000 for the remaining balance of the purchase price. The issuance of these shares of the Company’s common stock has been excluded from investing and financing activities on the condensed statements of cash flows.

For the three months ended June 30, 2007, the Company received available-for-sale securities in connection with its claim related to the bankruptcy filing of Northwest Airlines in the amount of $366,988 which is included as a bad debt recovery in the accompanying condensed statements of income. This amount has been excluded from investing activities on the condensed statements of cash flows.

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

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements for the fiscal year ended March 31, 2007.

The consolidated financial statements for the interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2008. In the opinion of management, the information contained herein reflects all adjustments necessary to summarize fairly the results of operations, financial position, stockholders' equity and cash flows as of, and for the periods, indicated therein. All such adjustments are of a normal recurring nature.

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

On March 22, 2006, the Company entered into an Amended and Restated Financing Agreement with CIT (the “Amended and Restated Agreement”), which provides for borrowings as noted above, but in no event more than $12,000,000. The Amended and Restated Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended and Restated Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, plus .25% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate, as defined. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.75% if EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate, as defined, plus 2.50%.

On April 12, 2007, the Company entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”). Pursuant to the amendment, the aggregate line of credit under the Amended Agreement was increased from $12,000,000 to $16,000,000, and the Company was provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business (see Note 3). The amendment also provides for an extension of the maturity date of the Amended Agreement to December 12, 2008, and for reductions in fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, less .25% and for LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.0%. As of June 30,

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2007, the interest rates were 8.0% and 7.36% for revolving and LIBOR loans, respectively. Costs to close the Amended Agreement totaled $125,000 payable $45,000 at closing, $40,000 six months after closing and $40,000 twelve months after closing. Such costs are being amortized over the remaining life of the Amended Agreement.

At June 30, 2007, the Company had borrowed $1,664,859 in revolving loans, $7,500,000 in LIBOR loans and had a $70,000 letter of credit outstanding representing approximately 67% of its maximum borrowing capacity based on the definition of “eligible accounts receivable” under the terms of the Amended Agreement. However, as the Company’s business grows and produces new receivables, up to $6,765,141 could additionally be available to borrow under the Amended Agreement.

The Company relies on its revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If the Company breaches a covenant, CIT has the right to call the line unless CIT waives the breach. For the three months ended June 30, 2007, the Company was in compliance with all covenants under the Amended Agreement.

2.	Other Assets:

Other assets consist of the following:

	June 30,	March 31,
	2007	2007

Workers’ compensation insurance	$1,550,890	$3,249,549
Other receivables	168,386	138,187
Security deposits	232,295	210,184
Deferred tax asset	1,358,845	1,358,845
Available-for-sale securities	367,321	111,903
Other	143,453	115,390
	3,821,190	5,184,058
Current portion	(1,884,090)	(3,428,626)

Total non-current portion	$1,937,100	$1,755,432

3.	Acquisition:

On April 12, 2007, the Company completed the acquisition of the security services business of California-based Brown Security Industries, Inc., including its wholly owned operating subsidiaries, Strategic Security Services, Inc. and Rodgers Police Patrol, Inc. The purchase price for these companies was $3,000,000, plus an amount equal to their estimated consolidated tangible net worth, as defined, on the closing date of $400,000, subject to adjustment. The purchase price was comprised of $1,615,000 in cash and 614,246 shares of the Company’s common stock, valued at an aggregate amount of $1,785,000, based on the average closing price of the Company’s common stock on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date that the parties first entered into the definitive transaction documents.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:

	June 30,	March 31,
	2007	2007
Payroll and related expenses	$3,202,143	$3,367,775
Taxes and fees payable	512,413	800,687
Accrued interest payable	79,960	71,143
Other	582,986	280,257

Total	$4,377,502	$4,519,862

5.	Insurance Reserves:

The Company has an insurance policy covering workers’ compensation claims in states that the Company performs services. Estimated accrued liabilities are based on the Company’s historical loss experience and the ratio of claims paid to the Company’s historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $576,707 and $706,830, for the three months ended June 30, 2007 and 2006, respectively.

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

Under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the three months ended June 30, 2007 and 2006 because of the effect of the assumed issuance of common shares would have if outstanding stock options and warrants were exercised.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Contingencies:

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

Certain amounts have been reclassified to conform with the Company’s fiscal 2008 presentation. These reclassifications had no impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed financial statements and the related notes thereto contained in this quarterly report.

Forward Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report on Form 10-Q and, in particular, those under the heading “Outlook,” contain forward-looking statements. The words “outlook”, “intend”, “plans”, “efforts”, “anticipates”, “believes”, “expects” or words of similar import typically identify such statements. These are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs, and assumptions made by our management. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. While our management believes these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the industries in which we operate. Future trends and these factors could cause our actual results to differ materially from the forward-looking statements that have we have made based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions, changes in the financial condition of certain of our customers, including bankruptcies, and changes in economic conditions of the various markets in which we operate. These forward-looking statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult for us to predict. We undertake no obligation to update publicly any of these forward-looking statements, whether as a result of new information, future events or otherwise.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with respect to our fiscal year ended March 31, 2007 could cause our actual results and experience to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this report.

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

Principals of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Revenue Recognition

We record revenue as services are provided to its customers. Revenue consists primarily of aviation and security services, which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to other security services companies are calculated as a percentage of the administrative service client’s revenue and are recognized when billings for the related security services are generated.

Trade Receivables

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on its accounts receivable. We provide for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs that are being amortized on a straight-line basis over three to ten years and goodwill which is reviewed annually for impairment. The life assigned to customer lists acquired is based on management’s estimate of the attrition rate. The attrition rate is estimated based on historical contract longevity and management’s operating experience. We test for impairment annually or when events and circumstances warrant such a review, if sooner. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Insurance Reserves

General liability estimated accrued liabilities are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims, historical trends and data.

Workers’ compensation annual premiums are based on the incurred losses as determined at the end of the coverage period, subject to minimum and maximum premium. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We were required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $93,550 and $19,950 for stock compensation cost for the three months ended June 30, 2007 and 2006, respectively. Such non-cash charge would have been the same under the provisions of SFAS 148.

Results of Operations

Revenues

Our revenues increased $5,777,994, or 25.9%, for the three months ended June 30, 2007 compared with the same period of the prior year. The increase in revenues resulted primarily from: (i) incremental revenues of approximately $2,960,000 associated with acquisitions of security services businesses in Florida (June 2006) and California (April 2007); (ii) approximately $2,700,000 from new and existing airline customers at our terminal operations at Los Angeles and San Jose International Airports in California and John F. Kennedy International Airport and LaGuardia Airport in New York; (iii) approximately $580,000 from new contracts that commenced in May and September 2006 with groups of airlines at new airport locations in Oakland, California and Seattle, Washington and (iv) approximately $370,000 from a new contract that we entered into to provide security services to a major medical center in New York City. The increase in revenues was partially offset by the termination in September 2006 of a short-term contract to provide security services to a national insurance company at multiple domestic locations, which generated revenues of approximately $613,000 during the three months ended June 30, 2006.

Gross Profit

Our gross profit increased by $354,067, or 11.0%, for the three months ended June 30, 2007 compared with the same period of the prior year. The increase in gross profit resulted primarily from: (i) our acquisitions of security services businesses in Florida and in California; (ii) expanded aviation services as described above; and (iii) lower workers’ compensation insurance costs. The increase in our gross profit was partially offset by: (i) higher labor ratio margins for both our aviation and security services divisions due mainly to increases in wages, salaries and related tax and benefits of our employees at rates in excess of the amount that we are willing to pass on to our clients through increased billing rates charged under our service contracts; (ii) the absence of both a short-term contract to provide security services to a national insurance company at multiple domestic locations and temporary strike coverage for doormen and elevator operators in New York City in the current year period; and (iii) the loss of service fees under our service agreement contracts that were discontinued during our fiscal year ended March 31, 2007.

General and Administrative Expenses

Our general and administrative expenses increased by $137,094, or 4.6%, for the three months ended June 30, 2007 compared with the same period of the prior year. The increase in general and administrative expenses resulted primarily from higher: (i) administrative payroll and related costs; (ii) facility costs, (iii) amortization costs associated with the acquisitions noted above; (iv) expenses associated with our (A) reporting, compliance and other obligations under applicable securities laws, (B) our investor relations program and (C) the initial listing of our common shares on the American Stock Exchange and (v) stock compensation costs. The increase in our general and administrative expenses was partially offset by lower professional fees of approximately $572,000 related primarily to the expiration in December 2006 of our consulting agreement with Giuliani Security & Safety LLC.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $332,876 for the three months ended June 30, 2007 compared with the same period of the prior year. The decrease in our provision for doubtful accounts reflects our recovery of approximately $369,000 related primarily to the stock that we received under our claim related to the bankruptcy filing of Northwest Airlines.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the three months ended June 30, 2007 compared with the corresponding quarter in 2006 is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on: (i) cash balances and (ii) trust funds for potential future workers’ compensation claims, decreased for the three months ended June 30, 2007 compared with the same period of the prior year primarily as a result of the loss of financing income from our service agreement contracts which were discontinued during the fiscal year ended March 31, 2007.

Interest Expense

Interest expense increased for the three months ended June 30, 2007 by $141,967 compared with the same period of the prior year. The increase for the three month period ended June 30, 2007 was due mainly to higher average outstanding borrowings under our commercial revolving loan agreement.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

Gains on equipment dispositions are comparable between the current quarter and the same period of the prior year.

Liquidity and Capital Resources

We pay employees and administrative service clients on a weekly basis, while customers pay for services generally within 60 days after billing by the Company. In order to fund payroll and operations, we maintain a commercial revolving loan arrangement, currently with CIT Group/Business Credit, Inc. (“CIT”).

Our principal use of short-term borrowings is for carrying accounts receivable.  Our short-term borrowings have supported the increase in accounts receivable associated with:  (i) our ongoing expansion and organic growth; (ii) the October 1, 2006 change in a majority of Delta Airline’s billing and payment terms from monthly invoices prepaid in advance to weekly invoices due in thirty (30) days and (iii) our acquisition of Brown Security Industries, Inc. on April 12, 2007 (see Note 3).  We will continue to use our short-term borrowings to support our working capital requirements.

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

CIT Revolving Loan

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT that had a term of three years ending December 12, 2006 and provided for borrowings in an amount up to 85% of our eligible accounts receivable, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit was offset by a reserve against all outstanding payroll checks. Borrowings under the revolving loan bore interest at the prime rate, as defined, plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by us to CIT in the loan account at the close of each day during such month. Costs to close the loan totaled $279,963 and are being amortized over the three year life of the Agreement.

On March 22, 2006, we entered into an Amended and Restated Financing Agreement with CIT (the “Amended and Restated Agreement”), which provides for borrowings as described above, but in no event more than $12,000,000. The Amended and Restated Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended and Restated Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, as defined, plus .25% if our EBITDA, as defined, is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate, as defined. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, as defined, plus 2.75% if our EBITDA is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate plus 2.50%.

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”). Pursuant to the amendment, the aggregate line of credit under the Amended Agreement was increased from $12,000,000 to $16,000,000, and we were provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business (see Note 3 of Notes to Condensed Consolidated Financial Statements). The amendment also provides for an extension of the maturity date of the Amended Agreement to December 12, 2008, and for reductions in fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000. The Amended Agreement also provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate less .25% and for LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate plus 2.0%. As of June 30, 2007, the interest rates for revolving and LIBOR loans were 8.0% and 7.36%, respectively. Costs to close the Amended Agreement totaled $125,000 payable $45,000 at closing, $40,000 six months after closing and $40,000 twelve months after closing. Such costs are being amortized over the remaining life of the Amended Agreement.

At June 30, 2007, we had borrowed $1,664,859 in revolving loans and $7,500,000 in LIBOR loans and we had a $70,000 letter of credit outstanding representing approximately 67% of its maximum borrowing capacity based on the definition under the Amended Agreement of “eligible accounts receivable.” However, as our business grows and the amount of our “eligible accounts receivable” increases (as to which no assurance can be given), up to an additional $6,765,141 could be available to borrow under the Amended Agreement.

We rely on our revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, CIT has the right to cancel the entire line of credit unless CIT waives the breach. We were in compliance with all covenants under the Amended Agreement for and as of the three months ended June 30, 2007.

Other Borrowings

During the three months ended June 30, 2007, we increased our short-term borrowings principally to support the acquisition of a security services business in California (see Note 3 of Notes to Condensed Consolidated Financial Statements). These borrowings were partially offset by a cash refund associated with workers’ compensation loss fund payments for two prior policy year periods.

We have no additional lines of credit other than described above.

Investing

We have no present material commitments for capital expenditures.

Working Capital

Working capital decreased by $782,870 to $5,730,793 as of June 30, 2007, from $6,513,663 as of March 31, 2007. We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $2,229,623 at June 30, 2007, compared with $1,760,155 at March 31, 2007. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Financial Results

Future revenue will be largely dependent upon our ability to gain additional revenue in the security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing clients. The revenues of our security services division has stabilized and has started to experience both organic and transactional growth over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while our marketing and sales team and branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by us.

Our gross profit margin was 12.7% of revenues for the three months ended June 30, 2007 compared with 14.5% for the corresponding period last year. The decrease resulted primarily from: (i) higher labor ratio margins for both our aviation and security services divisions due mainly to increases in wages, salaries and related tax and benefits of our employees at rates in excess of the amount that we are willing to pass on to our clients through increased billing rates charged under our service contracts; (ii) the absence of both a short-term contract to provide security services to a national insurance company at multiple domestic locations and temporary strike coverage for doormen and elevator operators in New York City in the current year period; and (iii) the loss of service fees associated with our service agreement contracts that were discontinued during the fiscal year ended March 31, 2007. We are actively pursuing recouping the aforementioned higher labor and related costs; however, competitive pressures in the security and aviation services industries may prevent us from increasing our hourly billing rates on contract anniversary or renewal dates. We expect our gross profit margins to average between 14.0% and 15.0% of revenue for fiscal year 2008 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our newly integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses for both the remainder of fiscal 2008 and future periods. Additional cost reduction opportunities are being pursued as they are determined.

Our aviation services division represents approximately 63% of our total revenue, and Delta, at annual billings of approximately $14,700,000, is the largest customer of our aviation division representing approximately 21% of the revenues from our aviation services division and 13% of our total revenues. Due to the existing limitations under the Amended Agreement with CIT, we are limited to borrowing against Delta’s accounts receivable of up to (but not exceeding) approximately $2,060,000, so long as such accounts do not remain unpaid for more than 60 days from the invoice date. In the event of a bankruptcy by another airline customer(s), our earnings and liquidity could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from us.

As of the close of business on August 9, 2007, our cash availability was approximately $6,300,000, which our management believes will be sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by CIT.

We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. However, we cannot assure you that this will be the case, and we may be required to obtain additional financing to maintain and expand our existing operations through the sale of our securities, an increase in available borrowings under our existing or new credit facilities or otherwise. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. As of the date of this quarterly report and for the past several weeks, the financial markets generally, and the credit markets is particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide. Although the U.S. Federal Reserve Bank, as well as the central banks throughout Europe and Asia, have taken unusual measures to seek to avert what has been commonly referred to in the business press as a “liquidity crisis,” we cannot assure you that any of their actions or any other actions or events will have a positive impact and cause the present situation to dissipate. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2007, we did not hold a portfolio of securities instruments for trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under its revolving line of credit with CIT, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the three months ended June 30, 2007, a 1% change in the prime and/or LIBOR lending rates could impact the Company’s financial position and results of operations by approximately $115,000 over the remainder of fiscal 2008. For additional information on the revolving line of credit with CIT, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Reference is made to Item 2 of Part I of this quarterly report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.”

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

An evaluation was performed under the supervision and with the participation of management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007. There have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1 Certification of Barry I. Regenstein pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1 Certification of Barry I. Regenstein pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1 Press Release, dated August 14, 2007 announcing June 30, 2007 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: August 14, 2007                         By: /s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)