Form 10-Q
period 2007-09-30
COMMAND SECURITY CORP
filed 2007-11-13
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,752,216 (as of November 8, 2007).

COMMAND SECURITY CORPORATION
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income -
	three and six months ended September 30, 2007 and 2006 (unaudited)	3

	Condensed Consolidated Balance Sheets -
	September 30, 2007 (unaudited) and March 31, 2007	4

	Condensed Consolidated Statements of Stockholders' Equity -
	six months ended September 30, 2007 and 2006 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	six months ended September 30, 2007 and 2006 (unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8-11

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 4	Submission of Matters to Vote of Security Holders	21

Item 6.	Exhibits	21

SIGNATURES		22

Exhibit 31.1	Certification of Barry I. Regenstein	23
Exhibit 32.1	§1350 Certification of Barry I. Regenstein	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$30,613,782	$23,910,688	$58,697,670	$46,216,582

Cost of revenues	26,224,509	20,484,111	50,730,760	39,566,435

Gross profit	4,389,273	3,426,577	7,966,910	6,650,147

Operating expenses
General and administrative	3,474,701	3,154,230	6,564,657	6,107,085
Provision (recoveries) for doubtful accounts, net	75,000	46,800	(218,760)	85,916
	3,549,701	3,201,030	6,345,897	6,193,001
Operating income	839,572	225,547	1,621,013	457,146

Interest income	17,564	68,912	47,842	126,932
Interest expense	(201,806)	(120,071)	(430,067)	(206,365)
Gain on sale of available for-sale securities	-	-	50,007	-
Equipment dispositions	488	400	888	1,400

Income before income taxes	655,818	174,788	1,289,683	379,113
Provision for income taxes	100,000	-	275,000	-

Net income	$555,818	$174,788	$1,014,683	$379,113

Net income per common share
Basic	$.05	$.02	$.09	$.04
Diluted	$.05	$.02	$.09	$.04

Weighted average number of common shares outstanding
Basic	10,714,679	10,137,970	10,714,679	10,137,970
Diluted	11,273,788	10,574,530	11,287,682	10,567,107

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2007	2007
ASSETS

Current assets:

Cash and cash equivalents	$585,278	$220,040
Accounts receivable, net of allowance for
doubtful accounts of $914,721 and $831,397, respectively	21,736,298	17,978,737
Prepaid expenses	900,586	556,953
Other assets	738,015	3,428,626
Total current assets	23,960,177	22,184,356

Furniture and equipment at cost, net	604,305	529,042

Other assets:
Intangible assets, net	3,693,817	782,621
Restricted cash	80,053	78,126
Other assets	1,938,559	1,755,432
Total other assets	5,712,429	2,616,179

Total assets	$30,276,911	$25,329,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$2,268,267	$1,760,155
Current maturities of long-term debt	129,432	247,054
Current maturities of obligations under capital leases	12,155	16,774
Short-term borrowings	8,693,988	8,487,065
Accounts payable	859,378	639,783
Accrued expenses and other liabilities	5,418,325	4,519,862
Total current liabilities	17,381,545	15,670,693

Insurance reserves	868,129	539,503
Long-term debt, due after one year	744	5,902
Obligations under capital leases, due after one year	5,775	9,643
Total liabilities	18,256,193	16,225,741

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,075	1,014
Accumulated other comprehensive income	(72,701)	12,550
Additional paid-in capital	15,877,250	13,889,861
Accumulated deficit	(3,784,906)	(4,799,589)
Total stockholders’ equity	12,020,718	9,103,836

Total liabilities and stockholders’ equity	$30,276,911	$25,329,577

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss) on Available-For- Sale Securities	Additional Paid-In Capital	Accumulated Deficit

Balance at March 31, 2006	$—	$1,014	$—	$13,663,311	$(6,039,628)

Stock compensation cost				111,900

Unrealized loss on available- for-sale securities			(21,358)

Net income - six months ended September 30, 2006					379,113

Balance at September 30, 2006	—	1,014	(21,358)	13,775,211	(5,660,515)

Stock compensation cost				114,650

Unrealized gain on available- for-sale securities			33,908

Net income - six months ended March 31, 2007					860,926

Balance at March 31, 2007	—	1,014	12,550	13,889,861	(4,799,589)

Issuance of 614,246 shares for acquisition		61		1,784,939

Stock compensation cost				202,450

Unrealized loss on available- for-sale securities			(85,251)

Net income - six months ended September 30, 2007					1,014,683

Balance at September 30, 2007	$—	$1,075	$(72,701)	$15,877,250	$(3,784,906)

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2007	2006
Cash flow from operating activities:
Net income	$1,014,683	$379,113
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	337,227	152,016
Provision (recoveries) for doubtful accounts, net	(218,760)	85,915
Gain on equipment dispositions	(888)	(1,400)
Gain on sale of available-for-sale securities	(50,007)	—
Stock compensation	202,450	111,900
Insurance reserves	328,626	102,184
Deferred income taxes	(37,000)	—
Increase in receivables, prepaid expenses and other current assets	(1,096,217)	(909,854)
Increase (decrease) in accounts payable and other current liabilities	1,090,057	(780,024)
Net cash provided by (used in) operating activities	1,570,171	(860,150)

Cash flows from investing activities:
Purchases of equipment	(97,118)	(198,770)
Proceeds from equipment dispositions	888	1,400
Acquisitions of businesses	(1,768,096)	(412,500)
Proceeds from sale of available for-sale securities	149,096	—
Principal collections on notes receivable	—	115,803
Net cash used in investing activities	(1,715,230)	(494,067)

Cash flows from financing activities:
Net advances on line-of-credit	206,923	1,544,627
Increase (decrease) in checks issued in advance of deposits	508,112	(9,771)
Debt issuance costs	(73,472)	—
Principal payments on other borrowings	(122,780)	(35,339)
Principal payments on capital lease obligations	(8,486)	(18,124)
Net cash provided by financing activities	510,297	1,481,393

Net change in cash and cash equivalents	365,238	127,126

Cash and cash equivalents, at beginning of period	220,040	32,243

Cash and cash equivalents, at end of period	$585,278	$159,419

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:	2007	2006

Interest	$430,218	$195,109
Income taxes	453,923	13,489

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the six month period ended September 30, 2007, we acquired a security services business for a purchase price of $3,400,000. At the closing, we paid $1,615,000 of the purchase price in cash and issued 614,246 shares of our common stock, valued at an aggregate amount of $1,785,000 for the remaining balance of the purchase price. The issuance of these shares of our common stock has been excluded from investing and financing activities on the condensed consolidated statements of cash flows.

During the six month period ended September 30, 2007, we received available-for-sale securities in connection with its claim related to the bankruptcy filing of Northwest Airlines in the amount of $366,988 which is included as a bad debt recovery in the accompanying condensed consolidated statements of income. This amount has been excluded from investing activities on the condensed consolidated statements of cash flows.

During the six month period ended September 30, 2006, we acquired a security services business for a purchase price of $750,000. At the closing, we paid $412,500 of the purchase price in cash and issued a note payable in the amount of $337,500 for the remaining balance of the purchase price. This note payable amount has been excluded from investing activities on the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in our financial statements for the fiscal year ended March 31, 2007.

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

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT that had a term of 3 years ending December 12, 2006 and provided for borrowings in an amount up to 85% of our eligible accounts receivable, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit was offset by a reserve against all outstanding payroll checks. The revolving loan bore interest at the prime rate, (as defined in the Agreement), plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances we owe to CIT in the loan account at the close of each day during such month. Costs to close the loan totaled $279,963 and are being amortized over the three year life of the Agreement, as extended (see below).

On March 22, 2006, we entered into an Amended and Restated Financing Agreement with CIT (the “Amended and Restated Agreement”), which provided for borrowings as noted above, but in no event more than $12,000,000. The Amended and Restated Agreement provided for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended and Restated Agreement provided that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, (as defined in the Amended and Restated Agreement), plus .25% if EBITDA, (as defined in the Amended and Restated Agreement), is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, (as defined in the Amended and Restated Agreement), plus 2.75% if EBITDA is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate plus 2.50%.

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”). Pursuant to the amendment, the aggregate line of credit under the Amended Agreement was increased from $12,000,000 to $16,000,000, and we were provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business (see Note 3). The Amended Agreement also provides for an extension of the maturity date to December 12, 2008, and for reductions in fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, (as defined in the Amended Agreement), less .25% and for LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, (as defined in the Amended Agreement), plus 2.0%.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2007, the interest rates were 7.50% and 7.36% for revolving and LIBOR loans, respectively. Closing costs for the Amended Agreement totaled $158,472 including $125,000 payable to the lender, with $45,000 due at closing, $40,000 due six months after closing and $40,000 due twelve months after closing and $33,472 in legal costs incurred in connection with the transaction. Such costs are being amortized over the remaining life of the Amended Agreement.

At September 30, 2007, we had borrowed $1,193,988 in revolving loans, $7,500,000 in LIBOR loans and had a $70,000 letter of credit outstanding representing approximately 57% of the maximum borrowing capacity based on the definition of “eligible accounts receivable” under the terms of the Amended Agreement. However, as our business grows and produces new receivables, up to $7,236,012 could additionally be available to borrow under the Amended Agreement.

We rely on our revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, CIT has the right to call the line unless CIT waives the breach. For the six months ended September 30, 2007, we were in compliance with all covenants under the Amended Agreement.

2.	Other Assets:

Other assets consist of the following:	September 30,	March 31,
	2007	2007
Workers’ compensation insurance	$314,515	$3,249,549
Other receivables	169,995	138,187
Security deposits	261,523	210,184
Deferred tax asset	1,423,845	1,358,845
Available-for-sale securities	294,551	111,903
Other	212,145	115,390
	2,676,574	5,184,058
Current portion	(738,015)	(3,428,626)
Total non-current portion	$1,938,559	$1,755,432

3.	Acquisition:

On April 12, 2007, we completed the acquisition of the security services business of California-based Brown Security Industries, Inc., including its wholly owned operating subsidiaries, Strategic Security Services, Inc. and Rodgers Police Patrol, Inc. The purchase price for these companies was $3,000,000, plus an amount equal to their estimated consolidated tangible net worth, (as defined in the purchase agreement), on the closing date of $400,000, subject to adjustment. The purchase price was comprised of $1,615,000 in cash and 614,246 shares of the our common stock, valued at an aggregate amount of $1,785,000, based on the average closing price of our common stock on the OTC Bulletin Board for the five consecutive trading days immediately prior to the date that the parties first entered into the definitive transaction documents.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	September 30,	March 31,
	2007	2007
Payroll and related expenses	$3,198,198	$3,367,775
Taxes and fees payable	1,442,486	800,687
Accrued interest payable	76,997	71,143
Other	700,644	280,257
Total	$5,418,325	$4,519,862

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states that we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $333,967 and $783,285, and $910,675 and $1,490,115 for the three and six months ended September 30, 2007 and 2006, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others. We insure against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. Effective October 1, 2006, the policy limit was increased to $7,000,000 per occurrence with an additional excess umbrella policy of $5,000,000. On the aviation related business, as of October 1, 2004, we acquired a policy with a $30,000,000 limit per occurrence. Effective as of October 1, 2006, we retain the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair and electric cart operations and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to us.

Cumulative amounts estimated to be payable by us with respect to pending and potential claims for all years in which we are liable under our general liability retention and workers’ compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, our ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current results of operations.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Net Income per Common Share:

Under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the three and six months ended September 30, 2007 and 2006 because of the effect of the assumed issuance of common shares would have if outstanding stock options and warrants were exercised.

7.	Contingencies:

The nature of our business is such that there is a significant volume of routine claims and lawsuits that are issued against it, the vast majority of which never lead to substantial damages being awarded. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability. Some of the claims brought against us could result in significant payments; however, the exposure to us under general liability is limited to the first $25,000 per occurrence on the non-aviation, airport wheelchair and electric cart operations related claims and $5,000 per occurrence on the aviation related claims except for $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

In addition to such cases, we have been named as a defendant in several uninsured employment related claims which are currently before various courts, the Equal Employment Opportunities Commission or various state and local agencies. We have instituted policies to minimize these occurrences and monitor those that do occur. At this time the, we are unable to determine the impact on the financial position and results of operations that these claims may have, should the investigations conclude that they are valid.

8.	Reclassifications:

Certain amounts have been reclassified to conform to our fiscal 2008 presentation. These reclassifications had no impact on our consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes thereto contained in this quarterly report.

Forward Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report on Form 10-Q and, in particular, those under the heading “Outlook,” contain forward-looking statements. The words “outlook”, “intend”, “plans”, “efforts”, “anticipates”, “believes”, “expects” or words of similar import typically identify such statements. These are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs, and assumptions made by our management. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. While our management believes these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the industries in which we operate. Future trends and these factors could cause our actual results to differ materially from the forward-looking statements that we have made based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions, changes in the financial condition of certain of our customers, including bankruptcies, and changes in economic conditions of the various markets in which we operate. These forward-looking statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult for us to predict. We undertake no obligation to update publicly any of these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Revenue Recognition

We record revenue as services are provided to our customers. Revenue consists primarily of aviation and security services, which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to other security services companies are calculated as a percentage of the administrative service client’s revenue and are recognized when billings for the related security services are generated.

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

Accounting for stock options

In December 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, (“SFAS 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of SFAS No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Since SFAS 148 was adopted during fiscal year ended March 31, 2003, we could elect to adopt any of the three transitional recognition provisions. We adopted the prospective method of accounting for stock-based compensation.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We were required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in non-cash charges of $108,900 and $91,950 and $202,450 and $111,900 for stock compensation cost for the three and six months ended September 30, 2007 and 2006, respectively. Such non-cash charge would have been the same under the provisions of SFAS 148.

Results of Operations

Revenues

Revenues increased $6,703,094, or 28.0%, for the three months ended September 30, 2007 and increased $12,481,088, or 27.0%, for the six months ended September 30, 2007 compared with the same periods of the prior year. The increases for the three and six month periods resulted primarily from: (i) incremental revenues of approximately $3,037,000 and $5,751,000, respectively, associated with the acquisitions of security services business in Florida (June 2006) and California (April 2007); (ii) approximately $2,750,000 and $5,323,000, respectively, from new and existing airline customers at our terminal operations at Los Angeles and San Jose International Airports in California and John F. Kennedy International Airport and LaGuardia Airport in New York; (iii) approximately $537,000 and $1,116,000, respectively, from new contracts that commenced in May and September 2006 with groups of airlines at new airport locations in Oakland, California and Seattle, Washington and (iv) approximately $451,000 and $821,000, respectively, from a new contract that we entered into to provide security services to a major medical center in New York City. The increases in revenues were partially offset by the termination in September 2006 of a short-term contract to provide security services to a national insurance company at multiple domestic locations, which generated revenues of approximately $229,000 and $843,000 during the three and six months ended September 30, 2006, respectively.

Gross Profit

Our gross profit increased by $962,696, or 28.1%, for the three months ended September 30, 2007 and increased $1,316,763, or 19.8% for the six months ended September 30, 2007 compared with the same periods of the prior year. The increases for the three and six month periods resulted primarily from: (i) our acquisitions of security services businesses in Florida and in California; (ii) expanded aviation services as described above; and (iii) lower workers’ compensation insurance costs. The increases in our gross profit were partially offset by: (i) higher labor ratio margins for both our aviation and security services divisions due mainly to increases in wages, salaries and related tax and benefits of our employees at rates in excess of the amount that we are willing to pass on to our clients through increased billing rates charged under our service contracts; (ii) the absence of a short-term contract to provide security services to a national insurance company at multiple domestic locations and (iii) the loss of service fees under our service agreement contracts that were discontinued during our fiscal year ended March 31, 2007.

General and Administrative Expenses

Our general and administrative expenses increased by $320,471, or 10.2%, for the three months ended September 30, 2007 and increased by $457,572, or 7.5%, for the six months ended September 30, 2007 compared with the same periods of the prior year. The increases for the three and six month periods resulted primarily from higher: (i) administrative payroll and related costs associated mainly with the acquisitions noted above and additional investment in our sales and marketing group; (ii) professional and related fees principally associated with settlement of employment related claims; (iii) facility costs, (iv) amortization costs associated with the acquisitions noted above; (v) stock compensation costs and (vi) expenses associated with our (A) reporting, compliance and other obligations under applicable securities laws, (B) advertising and promotion including our participation in an annual security industry conference program and (C) the initial listing of our common shares on the American Stock Exchange. The increases in our general and administrative expenses were partially offset by lower professional fees of approximately $554,000 and $1,117,000, respectively, related primarily to the expiration in December 2006 of our consulting agreement with Giuliani Security & Safety LLC.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $28,200 for the three months ended September 30, 2007 and decreased $304,676 for the six months ended September 30, 2007 compared with the same periods of the prior year. The increase in our provision for doubtful accounts during the three month period reflects the excess of bad debt provision expense accruals over recoveries. The decrease in our provision for doubtful accounts during the six month period reflects our recovery of approximately $369,000 related primarily to the stock that we received under our claim related to the bankruptcy filing of Northwest Airlines.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the six months ended September 30, 2007 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on: (i) cash balances and (ii) trust funds for potential future workers’ compensation claims, decreased for the three and six months ended September 30, 2007 compared with the same periods of the prior year primarily as a result of the loss of financing income from our service agreement contracts which were discontinued during the fiscal year ended March 31, 2007.

Interest Expense

Interest expense increased for the three and six months ended September 30, 2007 by $81,735 and $223,702, respectively, compared with the same periods of the prior year. The increases for the three and six month periods ended September 30, 2007 were due mainly to higher average outstanding borrowings under our commercial revolving loan agreement, partially offset by lower weighted average interest rates.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

Gains on equipment dispositions are comparable between the three and six months ended September 30, 2007 and the same periods of the prior year.

Income Taxes

Provision for income taxes was $100,000 and $275,000 for the three and six months ended September 30, 2007, respectively. The effective tax rates for the three and six months ended September 30, 2007 were 15.2% and 21.3%, respectively. The difference between the United States statutory rate and the effective tax rate is primarily due to the realization of deferred tax assets. For the three and six months ended September 30, 2006, there was no provision for income taxes as taxable income was offset by the availability of net operating loss carryforwards.

Liquidity and Capital Resources

We pay employees and administrative service clients on a weekly basis, while customers pay for services generally within 60 days after billing by us. In order to fund payroll and operations, we maintain a commercial revolving loan arrangement, currently with CIT Group/Business Credit, Inc. (“CIT”).

Our principal use of short-term borrowings is for carrying accounts receivable.  Our short-term borrowings have supported the increase in accounts receivable associated with:  (i) our ongoing expansion and organic growth; (ii) the October 1, 2006 change in a majority of Delta Airline’s billing and payment terms from monthly invoices prepaid in advance to weekly invoices due in thirty (30) days and (iii) our acquisition of Brown Security Industries, Inc. on April 12, 2007 (see Note 3 of the Notes to the Condensed Consolidated Financial Statements).  We will continue to use our short-term borrowings to support our working capital requirements.

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

CIT Revolving Loan

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT that had a term of 3 years ending December 12, 2006 and provided for borrowings in an amount up to 85% of our eligible accounts receivable, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit was offset by a reserve against all outstanding payroll checks. The revolving loan bore interest at the prime rate, (as defined in the Agreement), plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by us to CIT in the loan account at the close of each day during such month. Costs to close the loan totaled $279,963 and are being amortized over the three year life of the Agreement, as extended (see below).

On March 22, 2006, we entered into an Amended and Restated Financing Agreement with CIT (the “Amended and Restated Agreement”), which provided for borrowings as noted above, but in no event more than $12,000,000. The Amended and Restated Agreement provided for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended and Restated Agreement provided that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, (as defined in the Amended and Restated Agreement), plus .25% if EBITDA, (as defined in the Amended and Restated Agreement), is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, (as defined in the Amended and Restated Agreement), plus 2.75% if EBITDA is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate plus 2.50%.

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”). Pursuant to the amendment, the aggregate line of credit under the Amended Agreement was increased from $12,000,000 to $16,000,000, and we were provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business (see Note 3 of Notes to Condensed Consolidated Financial Statements) The Amended Agreement also provides for an extension of the maturity date of the Amended Agreement to December 12, 2008, and for reductions in fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended Agreement) less .25% and for LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement) plus 2.0%. As of September 30, 2007, the interest rates were 7.50% and 7.36% for revolving and LIBOR loans, respectively. Closing costs for the Amended Agreement totaled $158,472 including $125,000 payable to the lender, with $45,000 due at closing, $40,000 due six months after closing and $40,000 due twelve months after closing and $33,472 in legal costs incurred in connection with the transaction. Such costs are being amortized over the remaining life of the Amended Agreement.

At September 30, 2007, we had borrowed $1,193,988 in revolving loans, $7,500,000 in LIBOR loans and had a $70,000 letter of credit outstanding representing approximately 57% of the maximum borrowing capacity under the terms of the Amended Agreement. However, as our business grows and produces new receivables, up to $7,236,012 could additionally be available to borrow under the Amended Agreement.

We rely on our revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, CIT has the right to call the line unless CIT waives the breach. For the six months ended September 30, 2007, we were in compliance with all covenants under the Amended Agreement.

Other Borrowings

During the six months ended September 30, 2007, we increased our short-term borrowings principally to support the acquisition of a security services business in California (see Note 3 of Notes to Condensed Consolidated Financial Statements). These borrowings were partially offset by a cash refund associated with workers’ compensation loss fund payments for two prior policy year periods.

We have no additional lines of credit other than described above.

Investing

We have no present material commitments for capital expenditures.

Working Capital

Working capital increased by $64,969 to $6,578,632 as of September 30, 2007. We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $2,268,267 at September 30, 2007, compared with $1,760,155 at March 31, 2007. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Financial Results

Future revenue will be largely dependent upon our ability to gain additional revenue in the security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing clients. The revenues of our security services division has stabilized and has started to experience both organic and transactional growth over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while our sales and marketing team and branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by us.

Our gross profit margin was 13.6% of revenues for the six months ended September 30, 2007 compared with 14.4% for the corresponding period last year. The decrease resulted primarily from: (i) higher labor ratio margins for both our aviation and security services divisions due mainly to increases in wages, salaries and related tax and benefits of our employees at rates in excess of the amount that we are willing to pass on to our clients through increased billing rates charged under our service contracts; (ii) the absence of both a short-term contract to provide security services to a national insurance company at multiple domestic locations and temporary strike coverage for doormen and elevator operators in New York City in the current year period; and (iii) the loss of service fees associated with our service agreement contracts that were discontinued during the fiscal year ended March 31, 2007. Partially offsetting these decreases were savings achieved through lower workers’ compensation expenses reflecting our on-going commitment to implement loss prevention practices in the workplace, provide safety training to our employees and reduce the frequency and severity of job-related claims incurred. We are actively pursuing recouping the aforementioned higher labor and related costs; however, competitive pressures in the security and aviation services industries may prevent us from increasing our hourly billing rates on contract anniversary or renewal dates. We expect our gross profit margins to average between 14.0% and 15.0% of revenue for fiscal year 2008 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our newly integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses for both the remainder of fiscal 2008 and future periods. Additional cost reduction opportunities are being pursued as they are determined.

Our aviation services division represents approximately 65% of our total revenue, and Delta, at annual billings of approximately $17,300,000, is the largest customer of our aviation division representing approximately 25% of the revenues from our aviation services division and 16% of our total revenues. Due to the existing limitations under the Amended Agreement with CIT, we are limited to borrowing against Delta’s accounts receivable of up to (but not exceeding) approximately $2,060,000, so long as such accounts do not remain unpaid for more than 60 days from the invoice date. In the event of a bankruptcy by another airline customer(s), our earnings and liquidity could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from us.

As of the close of business on November 8, 2007, our cash availability was approximately $6,350,000, which our management believes will be sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by CIT.

We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. However, we cannot assure you that this will be the case, and we may be required to obtain additional financing to maintain and expand our existing operations through the sale of our securities, an increase in available borrowings under our existing or new credit facilities or otherwise. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. As of the date of this quarterly report and for the past several weeks, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide. Although the U.S. Federal Reserve Bank, as well as the central banks throughout Europe and Asia, have taken unusual measures to seek to avert what has been commonly referred to in the business press as a “liquidity crisis,” we cannot assure you that any of their actions or any other actions or events will have a positive impact and cause the present situation to dissipate. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended September 30, 2007, we did not hold a portfolio of securities instruments for trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with CIT, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the six months ended September 30, 2007, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $47,000 over the remainder of fiscal 2008. For additional information on the revolving line of credit with CIT, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Reference is made to Item 2 of Part I of this quarterly report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.”

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

An evaluation was performed under the supervision and with the participation of management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007. There have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 4.   Submission of Matters to a Vote of Security Holders

On September 20, 2007, an annual meeting of our shareholders was held to: (i) elect three 3 Class I directors to serve on our Board of Directors; and (ii) ratify the selection of D’Arcangelo & Co., LLP as our independent accountants for the fiscal year ending March 31, 2008. At this meeting, Martin C. Blake, Jr., Peter T. Kikis and Martin R. Wade, III were elected as directors to hold office until the second succeeding annual meeting of the shareholders and until their successors have been elected and qualified, and D’Arcangelo & Co., LLP were elected as our independent public accountants for the fiscal year ending March 31, 2008. Bruce R. Galloway, Robert S. Ellin and Thomas P. Kikis continued to hold office as directors until the succeeding annual meeting of the shareholders and until their successors have been elected and qualified.

The votes were cast by our shareholders as follows:

Name	For	Against	Abstain	Broker Non-Votes

Martin C. Blake, Jr.	8,947,076		120,337
Peter T. Kikis	8,944,626		122,787
Martin R. Wade, III	8,675,052		392,361

D’Arcangelo & Co., LLP	9,017,699	7,000	42,714

Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of Barry I. Regenstein pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Barry I. Regenstein pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Press Release dated November 9, 2007 announcing September 30, 2007 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 13, 2007	By:	/s/ Barry I. Regenstein
Barry I. Regenstein President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)