Form 10-Q
period 2007-12-31
COMMAND SECURITY CORP
filed 2008-02-13
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2007

or

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,752,216 (as of February 7, 2008).

COMMAND SECURITY CORPORATION
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income -
	three and nine months ended December 31, 2007
	and 2006 (unaudited)	3

	Condensed Consolidated Balance Sheets -
	December 31, 2007 (unaudited) and March 31, 2007	4

	Condensed Consolidated Statements of Stockholders' Equity -
	nine months ended December 31, 2007 and 2006
	(unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	nine months ended December 31, 2007 and 2006
	(unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

SIGNATURES		23

Exhibit 31.1	Certification of Barry I. Regenstein	24
Exhibit 32.1	§1350 Certification of Barry I. Regenstein	25

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues	$30,225,328	$24,092,767	$88,922,998	$70,309,349

Cost of revenues	26,073,598	20,283,575	76,804,358	59,850,010

Gross profit	4,151,730	3,809,192	12,118,640	10,459,339

Operating expenses
General and administrative	3,362,716	3,416,974	9,927,373	9,524,059
Provision (recoveries) for doubtful accounts, net	66,005	53,170	(152,755)	139,086
	3,428,721	3,470,144	9,774,618	9,663,145
Operating income	723,009	339,048	2,344,022	796,194

Interest income	13,401	61,704	61,243	188,636
Interest expense	(196,239)	(171,160)	(626,306)	(377,525)
Gain on sale of available for-sale securities	-	-	50,007	-
Equipment dispositions	300	(4,251)	1,188	(2,851)

Income before income taxes	540,471	225,341	1,830,154	604,454
Provision for income taxes	-	-	275,000	-

Net income	$540,471	$225,341	$1,555,154	$604,454

Net income per common share
Basic	$.05	$.02	$.15	$.06
Diluted	$.05	$.02	$.14	$.06

Weighted average number of common shares outstanding
Basic	10,727,191	10,137,970	10,727,191	10,137,970
Diluted	11,379,450	10,636,968	11,326,613	10,590,394

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
ASSETS	(Unaudited)	(Audited)

Current assets:

Cash and cash equivalents	$180,991	$220,040
Accounts receivable, net of allowance for
doubtful accounts of $959,357 and $831,397, respectively	21,480,216	17,978,737
Prepaid expenses	2,134,769	556,953
Other assets	1,898,343	3,428,626
Total current assets	25,694,319	22,184,356

Furniture and equipment at cost, net	592,807	529,042

Other assets:
Intangible assets, net	3,636,208	782,621
Restricted cash	302,272	78,126
Other assets	1,878,900	1,755,432
Total other assets	5,817,380	2,616,179

Total assets	$32,104,506	$25,329,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,714,215	$1,760,155
Current maturities of long-term debt	125,740	247,054
Current maturities of obligations under capital leases	20,922	16,774
Short-term borrowings	10,635,325	8,487,065
Accounts payable	770,029	639,783
Accrued expenses and other liabilities	5,468,768	4,519,862
Total current liabilities	18,734,999	15,670,693

Insurance reserves	828,855	539,503
Long-term debt, due after one year	-	5,902
Obligations under capital leases, due after one year	18,261	9,643
Total liabilities	19,582,115	16,225,741

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,075	1,014
Accumulated other comprehensive income	(127,099)	12,550
Additional paid-in capital	15,892,850	13,889,861
Accumulated deficit	(3,244,435)	(4,799,589)
Total stockholders’ equity	12,522,391	9,103,836

Total liabilities and stockholders’ equity	$32,104,506	$25,329,577

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other
			Comprehensive
			Income (Loss)	Additional
	Preferred	Common	on Available For-	Paid-In	Accumulated
	Stock	Stock	Sale Securities	Capital	Deficit

Balance at March 31, 2006	$--	$1,014	$--	$13,663,311	$(6,039,628)

Stock compensation cost				175,350

Unrealized gain on available-
for-sale securities			29,590

Net income - nine months ended
December 31 2006					604,454

Balance at December 31, 2006	--	1,014	29,590	13,838,661	(5,435,174)

Stock compensation cost				51,200

Unrealized loss on available-
for-sale securities			(17,040)

Net income - three months ended
March 31, 2007					635,585

Balance at March 31, 2007	--	1,014	12,550	13,889,861	(4,799,589)

Issuance of 614,246 shares for
acquisition		61		1,784,939

Stock compensation cost				218,050

Unrealized loss on available-
for-sale securities			(139,649)

Net income - nine months ended
December 31, 2007					1,555,154

Balance at December 31, 2007	$--	$1,075	$(127,099)	$15,892,850	$(3,244,435)

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	December 31,	December 31,
	2007	2006
Cash flow from operating activities:
Net income	$1,555,154	$604,454
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	514,977	233,823
Provision (recoveries) for doubtful accounts, net	(152,755)	139,086
Gain on equipment dispositions	(1,188)	2,851
Gain on sale of available-for-sale securities	(50,007)	-
Stock compensation	218,050	175,350
Insurance reserves	289,352	106,642
Deferred income taxes	(37,000)	-
Restricted cash	(221,330)	-
Increase in receivables, prepaid expenses and other current assets	(3,296,278)	(4,075,824)
Increase (decrease) in accounts payable and other current liabilities	1,051,152	(1,066,728)
Net used in operating activities	(129,873)	(3,880,346)

Cash flows from investing activities:
Purchases of equipment	(132,096)	(269,282)
Proceeds from equipment dispositions	1,188	2,050
Acquisition of business	(1,775,596)	(412,500)
Proceeds from sale of available for-sale securities	149,096	-
Principal collections on notes receivable	-	115,803
Net cash used in investing activities	(1,757,408)	(563,929)

Cash flows from financing activities:
Net advances on line-of-credit	2,148,260	4,463,356
Increase (decrease) in checks issued in advance of deposits	(45,940)	291,041
Debt issuance costs	(113,472)	-
Principal payments on other borrowings	(127,216)	(159,177)
Principal payments on capital lease obligations	(13,400)	(27,717)
Net cash provided by financing activities	1,848,232	4,567,503

Net change in cash and cash equivalents	(39,049)	123,228

Cash and cash equivalents, at beginning of period	220,040	32,243

Cash and cash equivalents, at end of period	$180,991	$155,471

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:	2 0 0 7	2 0 0 6

Interest	$625,108	$290,401
Income taxes	919,723	17,070

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the nine month period ended December 31, 2007, we acquired a security services business for a purchase price of $3,400,000. At the closing, we paid $1,615,000 of the purchase price in cash and issued 614,246 shares of our common stock, valued at an aggregate amount of $1,785,000 for the remaining balance of the purchase price. The issuance of these shares of our common stock has been excluded from investing and financing activities on the condensed consolidated statements of cash flows.

During the nine month period ended December 31, 2007, we received available-for-sale securities in connection with our claim related to the bankruptcy filing of Northwest Airlines in the amount of $366,988 which is included as a bad debt recovery in the accompanying condensed statements of income. This amount has been excluded from investing activities on the condensed consolidated statements of cash flows.

During the nine month period ended December 31, 2006, we acquired a security services business for a purchase price of $750,000. At the closing, we paid $412,500 of the purchase price in cash and issued a note payable in the amount of $337,500 for the remaining balance of the purchase price. This note payable amount has been excluded from investing activities on the condensed consolidated statements of cash flows.

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

1.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R"). SFAS 141R requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141R becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 160 will have on its consolidated financial statements.

2.	Short-Term Borrowings:

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT that had a term of three years ending December 12, 2006 and provided for borrowings in an amount up to 85% of our eligible accounts receivable, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit was offset by a reserve against all outstanding payroll checks. Borrowings under the Agreement bore interest at the prime rate, (as defined in the Agreement), plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances we owe to CIT in the loan account at the close of each day during such month. Closing costs totaled $279,963 and are being amortized over the three year life of the Agreement, as extended (see below).

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 22, 2006, we entered into an Amended and Restated Financing Agreement with CIT (the “Amended and Restated Agreement”), which provided for borrowings as noted above, but in no event more than $12,000,000. The Amended and Restated Agreement provided for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended and Restated Agreement provided that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, (as defined in the Amended and Restated Agreement), plus .25% if our EBITDA, (as defined in the Amended and Restated Agreement), is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, (as defined in the Amended and Restated Agreement), plus 2.75% if our EBITDA is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate plus 2.50%.

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”). Pursuant to the Amended Agreement, the aggregate line of credit was increased from $12,000,000 to $16,000,000, and we were provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business (see Note 4). The Amended Agreement also provides for an extension of the maturity date to December 12, 2008, and for reductions in fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended Agreement), less .25% and for LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement), plus 2.0%.

As of December 31, 2007, the interest rates were 7.00% and 6.87% for revolving and LIBOR loans, respectively. Closing costs for the Amended Agreement totaled $158,472, including $125,000 payable to the lender, with $45,000 due at closing, $40,000 due six months after closing and $40,000 due twelve months after closing, and $33,472 in legal costs incurred in connection with the transaction. Such costs are being amortized over the remaining life of the Amended Agreement.

At December 31, 2007, we had borrowed $4,635,325 in revolving loans, $6,000,000 in LIBOR loans and had a $70,000 letter of credit outstanding representing approximately 73% of the maximum borrowing capacity under the Amended Agreement based on our “eligible accounts receivable” (as defined under the Amended Agreement) as of such date. However, as our business grows and produces new receivables (as to which no assurance can be given), up to an additional $5,294,675 could be available to borrow under the Amended Agreement.

We rely on our revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, CIT has the right to immediately request the repayment in full of all borrowings under the Amended Agreement, unless CIT waives the breach. We were in compliance with all covenants under the Amended Agreement during the nine months ended December 31, 2007.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Other Assets:

Other assets consist of the following:	December 31	March 31,
	2007	2007

Workers’ compensation insurance	$1,470,814	$3,249,549
Other receivables	170,524	138,187
Security deposits	267,263	210,184
Deferred tax asset	1,423,845	1,358,845
Available-for-sale securities	240,152	111,903
Other	204,645	115,390
	3,777,243	5,184,058
Current portion	(1,898,343)	(3,428,626)

Total non-current portion	$1,878,900	$1,755,432

4.	Acquisition:

On April 12, 2007, we completed the acquisition of 100% of the security services business of California-based Brown Security Industries, Inc., including its wholly-owned operating subsidiaries, Strategic Security Services, Inc. and Rodgers Police Patrol, Inc. (“Brown”). The purchase price for these companies was $3,000,000, plus an amount equal to their estimated consolidated tangible net worth (as defined in the purchase agreement) on the closing date of $400,000, subject to adjustment. The purchase price was comprised of $1,615,000 in cash and 614,246 shares of the our common stock, valued at an aggregate amount of $1,785,000, based on the average closing price of our common stock on the OTC Bulletin Board for the five consecutive trading days immediately prior to the date that the parties first entered into the definitive transaction documents. The residual amount of the purchase price, of approximately $875,000, in excess of certain operating assets and intangible assets was allocated to goodwill.

The acquisition of Brown is expected to continue to broaden our national network of office locations and expand our geographical reach as part of the Company’s ongoing efforts to accelerate growth and profitability. This transaction further enhances our position as a nationally recognized provider of security services in this growing market within the United States.

Activity related to the acquisition of Brown and its related subsidiaries included in the condensed consolidated statements of income consisted of the following:
	Three Months Ended	Nine Months Ended
	December 31	December 31,
	2007	2007

Revenues	$2,732,004	$8,215,113
Net income	121,323	424,358
Net income per common share:
Basic	$.01	$.04

Diluted	$.01	$.04

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	December 31,	March 31,
	2007	2007

Payroll and related expenses	$3,319,149	$3,367,775
Taxes and fees payable	1,311,646	800,687
Accrued interest payable	79,936	71,143
Other	758,037	280,257

Total	$5,468,768	$4,519,862

6.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states that we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $385,927 and $547,644, and $1,296,602 and $2,037,759 for the three and nine months ended December 31, 2007 and 2006, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others. We insure against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. Effective October 1, 2006, the policy limit was increased to $7,000,000 per occurrence with an additional excess umbrella policy of $5,000,000. On the aviation related business, as of October 1, 2004, we acquired a policy with a $30,000,000 limit per occurrence. Effective as of October 1, 2006, we retain the risk for the first $25,000 per occurrence on the non-aviation related policy, which includes airport wheelchair and electric cart operations, and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to us.

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

7.	Net Income per Common Share:

Under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the three and nine months ended December 31, 2007 and 2006 because of the effect of the assumed issuance of common shares would have if outstanding stock

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

options and warrants were exercised.

8.	Contingencies:

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

10.	Subsequent Events:

On January 7, 2008 we completed the acquisition of substantially all of the assets of Expert Security Services, Inc., a Maryland-based provider of guard and related security services (“ESS”). The purchase price for these assets was $437,000, subject to adjustment based on the achievement or failure to achieve certain revenue targets, as specified in accordance with the terms, and subject to the conditions, of that certain Asset Purchase Agreement dated as of January 1, 2008, among the Company, ESS and the shareholders of ESS. We paid --the entire purchase price in cash at the closing of the transaction.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Our actual results may differ from these estimates under different assumptions and conditions.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and our wholly-owned domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated in our condensed consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We were required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in non-cash charges of $15,600 and $63,450 and $218,050 and $175,350 for stock compensation cost for the three and nine months ended December 31, 2007 and 2006, respectively. Such non-cash charge would have been the same under the provisions of SFAS 148.

Results of Operations

Revenues

Revenues increased $6,132,561, or 25.5%, for the three months ended December 31, 2007 and increased $18,613,649, or 26.5%, for the nine months ended December 31, 2007 compared with the same periods of the prior year. The increases for the three and nine month periods resulted primarily from: (i) incremental revenues of approximately $2,732,004 and $8,215,113, respectively, associated with the acquisition of a security services business in California in April 2007; (ii) approximately $2,335,000 and $6,955,000 respectively, from new and existing airline customers at our terminal operations at Los Angeles and John F. Kennedy International Airports; (iii) approximately $801,000 and $1,591,000, respectively, in New York City due mainly to a new contract to provide security services to a major medical center and the expansion of services with a major commercial bank with branch offices throughout the New York metropolitan area; and (iv) approximately $230,000 for both the three and nine month periods due to the opening of a new branch office in the Buffalo, New York area in conjunction with the expansion of services with a major commercial bank noted above. Also contributing to the increase in revenues for the nine month period were: (i) approximately $911,000 from expanded services at San Jose International Airport in California and LaGuardia Airport in New York and (ii) approximately $1,216,000 due to new contracts that commenced in May and September 2006 with groups of airlines at new airport locations in Oakland, California and Seattle, Washington. The increase in revenues for the three and nine month periods were partially offset by the loss of revenues at Miami and Baltimore/Washington International airports of approximately $266,000 and $340,000, respectively, due mainly to a change in government regulations that require the Transportation Security Administration (“TSA”) to provide certain document verification services that were formerly provided by us at these airports. The increase in revenues for the nine month period were also partially offset by the termination in September 2006 of a short-term contract to provide security services to a national insurance company at multiple domestic locations, which generated revenues of approximately $843,000 during the nine months ended December 31, 2006.

Gross Profit

Our gross profit increased by $342,538, or 9.0%, for the three months ended December 31, 2007 and increased $1,659,301, or 15.9% for the nine months ended December 31, 2007 compared with the same periods of the prior year. The increases for the three and nine month periods resulted primarily from: (i) our acquisition of a security services businesses in California; (ii) expanded aviation services at the airports described above, with the exception of John F. Kennedy International Airport (“JFK”) (see below); and (iii) lower workers’ compensation insurance costs. The increases in our gross profit were partially offset by: (i) higher labor ratio margins for both our aviation and security services divisions due mainly to increases in wages, salaries and related tax and benefits of our employees at rates in excess of the amount that we are willing to pass on to our clients through increased billing rates charged under our service contracts; (ii) the loss to the TSA of document verification services, as described above; (iii) higher overhead costs at JFK resulting from a shortage of manpower needed to meet increased demand for services; (iv) the absence of a short-term contract to provide security services to a national insurance company at multiple domestic locations and (v) the loss of service fees under our service agreement contracts that were discontinued during our fiscal year ended March 31, 2007.

General and Administrative Expenses

Our general and administrative expenses decreased by $54,258, or 1.6%, for the three months ended December 31, 2007 and increased by $403,314, or 4.2%, for the nine months ended December 31, 2007 compared with the same periods of the prior year. The decrease for the three month period resulted primarily from lower professional fees (see below), partially offset by higher administrative payroll costs associated mainly with expanded operations, including the acquisitions noted above and additional investment in our sales and marketing group. The increase for the nine month period resulted primarily from (i) higher administrative payroll costs associated mainly with expanded operations, including the acquisitions noted above, and additional investment in our sales and marketing group; (ii) professional and related fees principally associated with settlement of employment related claims; (iii) facility costs; (iv) amortization costs associated with the acquisitions noted above; (v) stock compensation costs and (vi) expenses associated with our (A) reporting, compliance and other obligations under applicable securities laws, (B) advertising and promotion including our participation in an annual security industry conference program and (C) the initial listing of our common shares on the American Stock Exchange. The increases in our general and administrative expenses were partially offset by lower professional fees of approximately $530,000 and $1,646,000 respectively, related primarily to the expiration in December 2006 of our consulting agreement with Giuliani Security & Safety LLC.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $12,835 for the three months ended December 31, 2007 and decreased $291,841 for the nine months ended December 31, 2007 compared with the same periods of the prior year. The increase in our provision for doubtful accounts during the three month period reflects the excess of bad debt provision expense accruals over recoveries. The decrease in our provision for doubtful accounts during the nine month period reflects our recovery of approximately $378,000 related primarily to the stock that we received under our claim related to the bankruptcy filing of Northwest Airlines.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the nine months ended December 31, 2007 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on: (i) cash balances and (ii) trust funds for potential future workers’ compensation claims, decreased for the three and nine months ended December 31, 2007 compared with the same periods of the prior year primarily as a result of the loss of financing income from our service agreement contracts which were discontinued during the fiscal year ended March 31, 2007.

Interest Expense

Interest expense increased for the three and nine months ended December 31, 2007 by $25,079 and $248,781, respectively, compared with the same periods of the prior year. The increases for the three and nine month periods ended December 31, 2007 were due mainly to higher average outstanding borrowings under our commercial revolving loan agreement, partially offset by lower weighted average interest rates, during such periods.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

Gains on equipment dispositions are comparable between the three and nine months ended December 31, 2007 and the same periods of the prior year.

Income Taxes

Provision for income taxes was $275,000 for the nine months ended December 31, 2007. The effective tax rate for the nine months ended December 31, 2007 was 15.0%. For the three months ended December 31, 2007, there was no provision for income taxes due mainly to the Company’s recognition of a portion of its deferred tax assets. The difference between the United States statutory rate and the effective tax rate is primarily due to the realization of deferred tax assets. For the three and nine months ended December 31, 2006, there was no provision for income taxes as taxable income was offset by the availability of net operating loss carryforwards.

Liquidity and Capital Resources

We pay employees and administrative service clients on a weekly basis, while customers pay for services generally within 60 days after billing by us. In order to fund payroll and operations, we maintain a commercial revolving loan arrangement, currently with CIT Group/Business Credit, Inc. (“CIT”).

Our principal use of short-term borrowings is for carrying accounts receivable.  Our short-term borrowings have supported the increase in accounts receivable associated with:  (i) our ongoing expansion and organic growth; (ii) the October 1, 2006 change in a majority of Delta Airline’s billing and payment terms from monthly invoices prepaid in advance to weekly invoices due in thirty (30) days; and (iii) our acquisition of Brown Security Industries, Inc. on April 12, 2007 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).  We will continue to use our short-term borrowings to support our working capital requirements.

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

CIT Revolving Loan

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT that had a term of three years ending December 12, 2006 and provided for borrowings in an amount up to 85% of our eligible accounts receivable, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit was offset by a reserve against all outstanding payroll checks. Borrowings under the Agreement bore interest at the prime rate, (as defined in the Agreement), plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by us to CIT in the loan account at the close of each day during such month. Closing costs totaled $279,963 and are being amortized over the three year life of the Agreement, as extended (see below).

On March 22, 2006, we entered into an Amended and Restated Financing Agreement with CIT (the “Amended and Restated Agreement”), which provided for borrowings as noted above, but in no event more than $12,000,000. The Amended and Restated Agreement provided for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended and Restated Agreement provided that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, (as defined in the Amended and Restated Agreement), plus .25% if our EBITDA, (as defined in the Amended and Restated Agreement), is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, (as defined in the Amended and Restated Agreement), plus 2.75% if our EBITDA is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate plus 2.50%.

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”). Pursuant to the Amended Agreement, the aggregate line of credit was increased from $12,000,000 to $16,000,000, and we were provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business (see Note 4) The Amended Agreement also provides for an extension of the maturity date of the Amended Agreement to December 12, 2008, and for reductions in fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, (as defined in the Amended Agreement), less .25% and for LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, (as defined in the Amended Agreement), plus 2.0%.

As of December 31, 2007, the interest rates were 7.00% and 6.87% for revolving and LIBOR loans, respectively. Closing costs for the Amended Agreement totaled $158,472, including $125,000 payable to the lender, with $45,000 due at closing, $40,000 due six months after closing and $40,000 due twelve months after closing, and $33,472 in legal costs incurred in connection with the transaction. Such costs are being amortized over the remaining life of the Amended Agreement.

At December 31, 2007, we had borrowed $4,635,325 in revolving loans, $6,000,000 in LIBOR loans and had a $70,000 letter of credit outstanding representing approximately 73% of the maximum borrowing capacity under the Amended Agreement based on our “eligible accounts receivable” (as defined under the Amended Agreement) as of such date. However, as our business grows and produces new receivables (as to which no assurance can be given), up to an additional $5,294,675 could be available to borrow under the Amended Agreement.

We rely on our revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, CIT has the right to immediately request the repayment in full of all borrowings under the Amended Agreement, unless CIT waives the breach. We were in compliance with all covenants under the Amended Agreement during the nine months ended December 31, 2007.

Other Borrowings

During the nine months ended December 31, 2007, we increased our short-term borrowings principally to support the acquisition of a security services business in California (see Note 4 of Notes to Condensed Consolidated Financial Statements). These borrowings were partially offset by a cash refund associated with workers’ compensation loss fund payments for two prior policy year periods.

We have no additional lines of credit other than described above.

Investing

We have no present material commitments for capital expenditures.

Working Capital

Working capital increased by $445,657 to $6,959,320 as of December 31, 2007. We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,714,215 at December 31, 2007, compared with $1,760,155 at March 31, 2007. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Financial Results

Our future revenues will be largely dependent upon our ability to gain additional revenue in the security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing clients. The revenues of our security services division has stabilized and has started to experience both organic and transactional growth over recent months after a reduction over the past few years, as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while our marketing and sales team and branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by us. However, our aviation services division is continually subject to government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and most recently with the ongoing federalization of the document verification process at several of our domestic airport locations.

Our gross profit margin was 13.6% of revenues for the nine months ended December 31, 2007 compared with 14.9% for the corresponding period last year. The decrease resulted primarily from: (i) higher labor ratio margins for both our aviation and security services divisions due mainly to increases in wages, salaries and related tax and benefits of our employees at rates in excess of the amount that we are willing to pass on to our clients through increased billing rates charged under our service contracts; (ii) the loss of document verification services to the TSA, as previously discussed; (iii) increased overhead costs at JFK resulting from a shortage of manpower needed to meet increased demand for services; (iv) the absence of a short-term contract to provide security services to a national insurance company at multiple domestic locations in the current year period; and (v) the loss of service fees associated with our service agreement contracts that were discontinued during the fiscal year ended March 31, 2007. Partially offsetting these decreases were savings achieved through lower workers’ compensation expenses reflecting our on-going commitment to implement loss prevention practices in the workplace, provide safety training to our employees and reduce the frequency and severity of job-related claims incurred. We are actively pursuing recouping the aforementioned higher labor and related costs; however, competitive pressures in the security and aviation services industries may prevent us from increasing our hourly billing rates on contract anniversary or renewal dates. We expect our gross profit margins to average between 14.0% and 15.0% of revenue for fiscal year 2008 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our newly integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses for both the remainder of fiscal 2008 and future periods. Additional cost reduction opportunities are being pursued as they are determined.

Our aviation services division represents approximately 62% of our total revenue, and Delta, at annual billings of approximately $17,500,000, is the largest customer of our aviation division representing, on an annual basis, approximately 25% of the revenues from our aviation services division and 16% of our total revenues. Due to the existing limitations under the Amended Agreement with CIT, we are limited to borrowing against Delta’s accounts receivable of up to (but not exceeding) approximately $2,060,000, so long as such accounts do not remain unpaid for more than 60 days from the invoice date. In the event of a bankruptcy by another airline customer(s), our earnings and liquidity could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from us.

As of the close of business on February 7, 2008, our cash availability was approximately $5,635,000. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, barring any increase in reserves imposed by CIT. However, we cannot assure you that this will be the case, and we may be required to obtain additional financing to maintain and expand our existing operations through the sale of our securities, an increase in available borrowings under our existing or new credit facilities or otherwise. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. As of the date of this quarterly report and for the past several months, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended December 31, 2007, we did not hold a portfolio of securities instruments for trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with CIT, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the nine months ended December 31, 2007, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $25,000 over the remainder of fiscal 2008. For additional information on the revolving line of credit with CIT, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

An evaluation was performed under the supervision and with the participation of management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007. There have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 99.1 Press Release dated February 12, 2008 announcing December 31, 2007 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: February 13, 2008	By:	/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)