Form 10-K
period 2008-03-31
COMMAND SECURITY CORP
filed 2008-06-27
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-33525

Command Security Corporation
(Exact name of registrant as specified in its charter)

New York	14-1626307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lexington Park, Lagrangeville, New York 12540
(Address of principal executive offices)

Registrant’s telephone number, including area code: (845) 454-3703

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $15,839,647 as of June 19, 2008.

There were 10,757,216 outstanding shares of the registrant’s common stock as of June 19, 2008.

In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement relating to the registrant’s 2008 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the close of the registrant’s fiscal year ended March 31, 2008.

Command Security Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2008

Table of Contents

		Page
PART I

1.	Business	1 - 4

1A.	Risk Factors	4 - 7

1B.	Unresolved Staff Comments	7

2.	Properties	7 - 10

3.	Legal Proceedings	10

4.	Submission of Matters to a Vote of Security Holders	10

PART II

5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11 - 12

6.	Selected Financial Data	13

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 22

7A.	Quantitative and Qualitative Disclosures About Market Risk	22

8.	Financial Statements and Supplementary Data	22

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22

9A.	Controls and Procedures	23

9B.	Other Information	23

PART III

10.	Directors, Executive Officers and Corporate Governance	24

11.	Executive Compensation	24

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24

13.	Certain Relationships and Related Transactions, and Director Independence	24

14.	Principal Accounting Fees and Services	24

PART IV

15.	Exhibits, Financial Statement Schedules	25

PART I

ITEM 1. BUSINESS.

General

Command Security Corporation (the “Company,” or “we”) principally provides uniformed security officers, aviation security services and support security services to commercial, financial, industrial, aviation and governmental customers throughout the United States. We provide our security services to our customers through our security services division, our aviation services division and our support services division.

We provide security officer services to governmental, quasi-governmental, health, educational and financial institutions, residential and commercial property management companies, and industrial, distribution, logistics and retail customers through our security services division. Our security officer services include providing armed and unarmed uniformed security personnel for access control, mobile patrols, traffic control, security console/system operators, fire safety directors, communication, reception, concierge and front desk/doorman operations. Our security services division generated approximately $45.6 million, or 38.2% of our revenues for our fiscal year ended March 31, 2008.

We provide aviation security services to airlines, airports, airport authorities and the general aviation community through our aviation services division. Our aviation security services include providing a variety of uniformed services for domestic and international air carriers, including aircraft security, access control, wheelchair escorts, skycaps, baggage handlers and uniformed security officers for cargo security areas. Our aviation services division generated approximately $73.6 million, or 61.7% of our revenues for our fiscal year ended March 31, 2008.

We provide support services to security services firms and police departments through our support services division. Our support services include providing services to security services firms under administrative service agreements and back office support services to three police departments. Support services generated approximately $0.2 million, or 0.1% of our revenues for our fiscal year ended March 31, 2008.

Operations

We conduct our operations through more than 30 of our offices located in California, Connecticut, Delaware, Florida, Illinois, Maine, Maryland, Massachusetts, Nevada, New Jersey, New York, Oregon, Pennsylvania, Texas and Washington. As a licensed watch guard and patrol agency, our security services division provides security officers to our customers to protect people and property and to prevent the theft of property. We principally conduct our security services business by providing security officers and other personnel who are, depending on the particular requirements of the customer, uniformed or plain-clothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts such as fire stations, reception areas or video monitors. Our security officers maintain contact with their headquarters or supervisors via car radio, hand-held radios or cell phones. In addition to the more traditional tasks associated with access control and theft prevention, our security officers respond to emergency situations and report fires, natural disasters, work accidents and medical crises to the appropriate authorities. We provide security officer services to many of our industrial, commercial and residential property management customers on a 24-hour basis, 365 days per year. For these customers, security officers are on hand to provide plant security, access control, personnel security checks and traffic and parking control and to protect against fire, theft, sabotage and safety hazards. Our remaining customers include retail establishments, hospitals and governmental units. The services provided to these customers may require armed as well as unarmed security officers. We also provide specialized vehicle patrol and inspection services. During the past ten months, our security services division has been successful in obtaining new security services contracts for one of the world’s largest banking and financial services organizations, several major medical centers, a large grocery market distribution center and a distribution center for a leading national retailer of home textiles, housewares and home accessories.

Our aviation services division provides a variety of uniformed services for domestic and international air carriers, including aircraft security, access control, wheelchair escorts, skycaps, baggage handlers and uniformed security officers for cargo security areas. Recently, our aviation services division has been successful in obtaining a new service contract for multiple locations of one of the world’s largest shipping companies that commenced in August 2007 and continued during our third and fourth quarters of fiscal 2008.

The nature of our business subjects us to claims and litigation alleging that we are liable for damages as a result of the conduct of our employees or other persons for whom third parties have claimed we are responsible. We insure against such claims and litigation through general liability policies with third-party insurance companies. These policies have limits of $5,000,000 per occurrence. Effective October 1, 2006, the policy limit was increased to $7,000,000 per occurrence with an additional excess umbrella policy of $5,000,000. For our aviation services business, since October 1, 2004, we have had an insurance policy with a $30,000,000 limit per occurrence. Since October 1, 2006, we have agreed to retain the risk for the first $25,000 per occurrence on the non-aviation related policy that includes airport wheelchair and electric cart operations and $5,000 on the aviation-related policy, except for $25,000 for damage to aircraft and $100,000 for skycap operations.

To ensure that adequate protection requirements have been established prior to commencing service to a customer, we evaluate the customer's site and prepare a recommendation for any required changes to existing security programs or services. Surveys typically include an examination and evaluation of perimeter controls, lighting, personnel and vehicle identification and control, visitor controls, electronic alarm reporting systems, safety and emergency procedures, key controls and security force manning levels. While we prepare surveys and issue recommendations, the security plan and coverage requirements are ultimately determined by our customers.

To provide a high level of service, we frequently establish offices close to our customers and delegate responsibility and decision-making authority to our local managers. Our managers each play an important role with us and our customers, as highlighted by their responsibility for both service quality and assisting with sales and marketing efforts. We believe that, in most situations, providing a single individual with responsibility for service quality results in better supervision, quality control and greater responsiveness to customer needs.

We generally render our security services pursuant to a standard form security services agreement that specifies the personnel and/or equipment to be provided by us at designated locations and the applicable rates, which typically are hourly rates per person. Our rates vary depending on base, overtime and holiday time worked, and the term of engagement. We assume responsibility for a variety of functions, including scheduling for each customer site, paying all security officers and providing uniforms, training, equipment, supervision, fringe benefits and workers' compensation insurance. These security services agreements also provide our customers with flexibility by permitting reduction or expansion of the security force on relatively short notice. We are responsible for preventing the interruption of security services as a consequence of illness, vacations or resignations of our security officers. In most cases our customers also agree not to hire any of our security personnel for at least 180 days after the termination of the engagement. Each security services agreement may be terminated by our customer or us, typically with not less than thirty days prior written notice. We may also terminate an agreement immediately upon default by the customer in payment of our fees, or if the customer is involved in a bankruptcy or similar insolvency event.

Technology underpins our efficiency, accuracy and dependability. We are increasingly dependent on information technology networks and systems to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for electronic communications among our locations around the country and between our personnel and our customers and suppliers.

We use the latest electronic security and access control equipment, including modern computerized watchkey systems and sophisticated video surveillance equipment. Electronic accountability technology logs officer patrols and generates user-friendly reports for customer and internal use.

We use state-of-the-art technology for our operational needs, and to support efficiency, accuracy, and dependability of our general and administrative needs and functions. Scheduling, payroll and billing are integrated through a third party vendor software platform. This software platform is used to provide financial, labor and operations management products.

Employee Recruitment and Training

We believe that the quality of our security officers is essential to our ability to offer effective and reliable services to our customers. We require all selected applicants for security officer positions to undergo a detailed pre-employment interview and a background investigation covering such areas as past employment, education, military service, medical history and, subject to applicable state laws, criminal and other background searches. Employees are selected based on a number of criteria, including physical fitness, maturity, experience, personality, perceived stability and reliability. We frequently conduct medical examinations and substance abuse testing on potential candidates. Our security officers and other personnel supplied to our customers are our employees, even though they may be stationed regularly at our customer’s facilities.

We train accepted applicants in three phases: pre-assignment, on-the-job and refresher training. Pre-assignment training covers topics such as the duties and powers of a security officer, report preparation, emergency procedures, general orders, regulations, grounds for discharge, uniforms, personal appearance and basic post responsibilities. On-the-job assignment training covers specific duties as required by the post and job orders. Ongoing refresher training is provided periodically as determined by the local area supervisor and manager.

We treat all employees and applicants for employment without unlawful discrimination as to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation in all employment-related decisions.

Significant Customers

For the fiscal year ended March 31, 2008, Delta Airlines (“Delta”) accounted for approximately $18,100,000, or 15%, of our total revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing.”

Several of our aviation customers filed for protection from creditors under applicable bankruptcy and similar laws during the past three fiscal years. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

Competition

The security services business is labor intensive and substantially affected by the cost of labor and by the availability of qualified personnel. Our ability to provide the required number of competent, trained personnel in a timely manner is critical to retain our business, contain payroll costs and avoid undue insurance exposure. To satisfy these requirements, we need to successfully manage human resources, manpower planning, quality control, risk management, general and financial management and sales and marketing.

Although contracts provide for termination, it is both destabilizing and expensive to a customer’s security profile to cancel and change contractors and, in general, a difficult decision to make. However, we believe that quality of service is the most important factor to our customers. While all security service companies experience customer attrition, we believe that we can minimize customer attrition by adhering to basic performance standards in meeting these essential customer requirements. We have traditionally been successful in renegotiating existing contracts.

Competition in the security service business is intense. We believe that a customer’s selection of a company to provide security services is based primarily on price, quality of services provided, scope of services performed, name recognition, recruiting, training and the extent and quality of security officer supervision. As we have expanded our operations, we have had to compete more frequently against larger national companies, such as Securitas North America, the Wackenhut Corporation, AlliedBarton Security and Guardsmark, LLC, all which have substantially greater financial and other resources, personnel and facilities than us. These competitors also offer a range of security and investigative services that are at least as extensive as, and directly competitive with, the services that we offer. In addition, we compete with many regional and local organizations that offer substantially all of the services that we provide. Although our management believes that, particularly with respect to certain of our markets, we enjoy a favorable competitive position because of our emphasis on customer service, supervision and training and are able to compete on the basis of the quality of our service, personal relationships with customers and reputation, we cannot assure you that we will be able to continue to effectively compete with other companies, particularly those having greater financial and other resources, personnel and facilities.

Government Regulation

We are subject to local and state firearm and occupational licensing laws that apply to security officers and private investigators. In addition, many states have laws requiring training and registration of security officers, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond, surety or insurance standards. We are subject to penalties and fines for licensing irregularities or the misconduct of our security officers. However, our management believes we are in material compliance with all applicable laws and regulations.

Employees

Our business is labor intensive and is consequently affected by the availability of qualified personnel and the cost of labor. Although the security services industry is characterized by high turnover, we have not experienced any material difficulty in hiring qualified security officers. In some cases, when labor has been in short supply, we have been required to pay higher wages and/or incur overtime charges. We have approximately 4,500 employees, the majority of whom are hourly service workers, and approximately 240 of whom serve as managers, administrative employees and executives.

Approximately 54% of our employees do not belong to a labor union. The balance of our employees are members of labor unions including, in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy, La Guardia and Los Angeles airports. Our unionized employees work under collective bargaining agreements with the following unions: Allied International Union, Allied Services Division of the Transportation Communications International Union and Special & Superior Officers Benevolent Association. Many of our competitor’s employees in Los Angeles and New York City are also unionized. We have experienced no work stoppage attributable to labor disputes. We believe that our relations with our employees are satisfactory. The security officers and other personnel that we provide to our customers are Company employees, even though they may be stationed regularly at our customer's facilities.

Service Marks

We believe that we own the service marks “Command Security Corporation,” “CSC” and “CSC Plus” design for security officer, detective, private investigation services and security consulting services.

We also believe that we own the trademark “Smartwheel” for the computer program we use in dispatching and tracking small vehicles, such as carts and wheelchairs at transportation terminals. This trademark was acquired as part our acquisition of United Security Group, Inc. We also believe that we own the service marks “STAIRS” and “Smart Guard.”

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors that could materially affect our business, financial condition or future operating results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Airline Industry Concerns

Several of our aviation customers filed for protection from their creditors under applicable bankruptcy and similar laws during our past three fiscal years. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

Acquisitions

Part of our growth strategy involves acquiring other quality security services companies. Our acquisition strategy entails numerous risks. The pursuit of acquisition candidates is expensive and may not be successful. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions, in each case, before any attractive candidates are purchased by other parties, some of whom have substantially greater financial and other resources than we have. Whether or not any particular acquisition is successfully completed, each of these activities is expensive and time consuming and would likely require our management to spend considerable time and effort to complete, which would detract from our management’s ability to run our current business. Although we may spend considerable funds and efforts to pursue acquisitions, we may not be able to complete them. Further, our ability to grow through acquisitions will depend in part on whether we can identify suitable acquisition candidates upon attractive terms, including price.

Acquisitions could result in the occurrence of one or more of the following events:

•	dilutive issuances of equity securities;
•	incurrence of additional debt and contingent liabilities;
•	increased amortization expenses related to intangible assets;
•	difficulties in the assimilation of the operations, technologies, services and products of the acquired companies; and
•	diversion of management’s attention from our other business activities.

We currently have no commitments or agreements with respect to any acquisition. Further, we cannot assure you that we will be able to complete additional acquisitions that we believe are necessary to complement our growth strategy on acceptable terms, or at all. Further, if we do not successfully integrate the operations of any companies that we have acquired or subsequently acquire, we may not achieve the potential benefits of such acquisitions.

Additional Financing

We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditures and debt service requirements for the foreseeable future. However, we cannot assure you that this will be the case, and we may be required to obtain additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

Competition

Our assumptions regarding projected results depend largely upon our ability to retain substantially all of our current customers and obtain new customers. Retention is affected by several factors including, but not limited to, regulatory limitations, the quality of the services that we provide, the quality and pricing of comparable services offered by competitors and continuity of our management and non-management personnel. There are several major national competitors with substantially greater financial and other resources than we have and that, therefore, have the ability to provide more attractive service, cost and compensation incentives to customers and employees than we are able to provide. Our ability to gain or maintain sales, gross margins and/or employees may be limited as a result of actions by our competitors.

Service Contracts

Our largest expenses are for payroll and related taxes and employee benefits. Most of our service contracts provide for fixed hourly billing rates. Competitive pressures in the security and aviation services industries may prevent us from increasing our hourly billing rates on contract anniversary or renewal dates. Our profitability will be adversely affected if we are compelled to increase the wages, salaries and related benefits of our employees in amounts that exceed the amount that we can pass on to our customers through increased billing rates charged under our service contracts.

In many cases, our security and aviation services contracts require us to indemnify our customers or may otherwise subject us to additional liability for events occurring on customer premises. While we maintain insurance programs that we believe provide appropriate coverage for certain liability risks, including personal injury, death and property damage, the laws of many states limit or prohibit insurance coverage for punitive damages arising from willful or grossly negligent conduct. Therefore, insurance may not be adequate to cover all potential claims or damages. If a plaintiff brings a successful claim against us for punitive damages in excess of our insurance coverage, then we could incur substantial liabilities that would have a material adverse affect on our business, financial condition and results of operations.

Staffing

Our business involves the labor-intensive delivery of security and aviation services. We derive our revenues primarily from services rendered by our hourly employees. Our future performance depends in large part upon our ability to attract, train, motivate and retain our skilled operational and administrative staff. The loss of the services of, or the failure to recruit, the required complement of operational and administrative staff would have a material adverse effect on our business, financial condition and results of operations, including our ability to secure and complete security service contracts. Additionally, if we do not successfully manage our existing operational and administrative staff, we may not be able to achieve the anticipated gross margins, service quality, overtime levels and other performance measures that are important to our business, financial condition and results of operations.

Changes in Accounting Standards and Taxation Requirements

New accounting standards or pronouncements that become applicable to us and our financial statements from time to time, and changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. We are also subject to income and various other taxes in the numerous jurisdictions where we generate revenues. Increases in income or other tax rates could reduce our after-tax results from affected jurisdictions in which we operate.

Collective Bargaining Agreements and Organized Labor Action

Many of our employees at our operating locations are covered by collective bargaining agreements. If we are unable to renew such agreements on satisfactory terms, our labor costs could increase, which would affect our gross margins.

The security industry has been the subject of campaigns to increase the number of unionized employees. In addition, strikes or work stoppages at our locations could impair our ability to provide required services to our customers, which would reduce our revenues and expose us to customer claims. Although we believe that our relations with our employees are satisfactory, we cannot assure you that organized labor action at one or more of our operating locations will not occur, or that any such activities, or any other labor difficulties at our operating locations, would not materially affect our business, financial condition and results of operations.

Cost Management

Our ability to realize expectations will be largely dependent upon management and our ability to maintain or increase gross margins, which in turn will be determined in large part by management's ability to control our expenses. However, to a significant extent, certain costs are not within the control of management, and margins may be adversely affected by a number of items, including litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs. Our business, financial condition and results of operations will be adversely affected if the costs associated with these items are greater than we anticipate.

Collection of Accounts Receivable

The aviation industry in general poses a high degree of customer credit risk. Any default by one or more of our significant customers due to bankruptcy or otherwise could have a material adverse impact on our liquidity, results of operations and financial condition.

Loss of Large Customers

Our success depends in part upon retaining our large security and aviation services customers. In general, security services companies such as ours face the risk of losing customers as a result of the expiration or termination of a contract, or as a result of a merger or acquisition or business failure involving our large customers, or the selection by such customers of another provider of security services. We generate a significant portion of our revenues from large airline and security services customers, some of which are experiencing substantial financial difficulties. We cannot assure you that we will be able to retain all or a substantial portion of our long-term or significant customers or develop relationships with new significant customers in the future.

Loss of Key Management Personnel

Our success depends to a significant extent upon the talents and efforts of our key management personnel, several of whom have been with our company or have worked in our industry for decades. We have programs in place that have been designed to motivate, reward and retain such employees, including cash bonus and equity incentive plans. The loss or unavailability of any such management personnel, due to retirement, resignation or otherwise could have a material adverse effect on our business, financial condition and results of operations if we are unable to attract and retain highly qualified replacement personnel on a timely basis, or at all.

Concentration of Stock Ownership

Although none of our directors and officers has any agreement relating to the manner in which they will vote their shares of our common stock, such parties together own shares representing approximately 51% of the combined voting power of our outstanding common stock. The concentration of ownership among these shareholders could give them the power to influence the outcome of substantially all matters subject to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. Such decisions may conflict with the interests of our other shareholders.

Stock Price Volatility

The stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. The market price of our common stock may also fluctuate as a result of variations in our operating results. Due to the nature of our business, the market price of the common stock may fall in response to a number of factors, some of which are beyond our control, including: announcements of competitive developments by others; changes in estimates of our financial performance or changes in recommendations by securities analysts; a loss of a major customer; additions or departures of key management or other personnel; future sale of our common or preferred stock; acquisitions or strategic alliances by us or our competitors; our historical and anticipated operating results; quarterly fluctuations in our financial and operating results; changes in market valuations of other companies that operate in our business markets or industry sector; and general market and economic conditions.

Information Systems/Technology

We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for electronic communications among our locations around the country and between our personnel and our customers and suppliers. Security breaches of this infrastructure can create disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted or we may suffer financial damage or loss because of lost or misappropriated information.

Changes in technologies that provide alternatives to security officer services or that decrease the number of security officers required to effectively perform their services may decrease our customers’ demand for our security officer services. In addition, if such technologies become available generally for use in the industry, these technologies may be proprietary in nature and not be available for use by us in servicing our customers. Even if these technologies are available for use by us, we may not be able to successfully integrate such technologies into our business or we may be less successful in doing so than our competitors or new entrants in the industry. A decrease in the demand for our security officer services or our inability to effectively utilize such technologies may adversely affect our business, financial condition and results of operations.

Regulation

If the current regulation and federalization of pre-board screening services provided by us is expanded into other areas such as general security and baggage handling at aviation facilities, our business, financial condition and results of operations could be materially adversely affected. In addition, our current and future operations may be subject to additional regulation as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted.

Catastrophic Events

We are exposed to potential claims for catastrophic events, such as acts of terrorism, or based upon allegations that we failed to perform our services in accordance with contractual or industry standards. Our insurance coverage limits are currently $5,000,000 and $30,000,000 per occurrence for guard and aviation services, respectively. Effective October 1, 2006, the policy limit for guard services was increased to $7,000,000 per occurrence with an additional excess umbrella policy of $5,000,000.  We retain the risk for the first $25,000 per occurrence on the non-aviation related policy that includes airport wheelchair and electric cart operations and $5,000 on the aviation related policy (except $25,000 for damage to aircraft and $100,000 for skycap operations). The Terrorism Risk Insurance Act of 2002 established a program within the United States Department of the Treasury, under which the federal government shares, with the insurance industry, the risk of loss from future “acts of terrorism,” as defined in the Act. We do not currently maintain additional insurance coverage for losses arising from “acts of terrorism.” In addition, terrorist attacks could have a material impact on us by increasing our insurance premium costs or making adequate insurance coverage unavailable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of March 31, 2008, we did not own any real property. We occupy executive offices at Route 55, Lexington Park, Lagrangeville, New York, consisting of approximately 6,600 square feet with a base annual rental of $105,600 under a five-year lease expiring September 30, 2010. We also lease the following offices:

Location

48521 Warm Springs Boulevard
Suite 301-302
Fremont, CA

8939 S. Sepulveda Boulevard
Suites 201 & 208
Los Angeles, CA

Los Angeles International Airport
Tom Bradley Terminal
380 World Way, Suite 4121
Los Angeles, CA

2230 S. Fairview Avenue
Santa Ana, CA

3180 University Avenue, Suite 100
San Diego, CA

Norman Y. Mineta San Jose Int’l Airport
1661 Airport Boulevard
San Jose, CA

San Jose Int'l. Airport
1400 Coleman Avenue
Suites D24 & D25
Santa Clara, CA

2194 Edison Avenue
Suite 1
San Leandro, CA

100 Wells Street
#2AB
Hartford, CT

2777 Summer Street
Suite 208A
Stamford, CT

Suite 208 Wilson Building
3511 Silverside Road
Concord Plaza
Wilmington, DE

4901 N.W. 17th Way
Suite 505
Ft. Lauderdale, FL

800 Virginia Avenue
Suite 53
Ft. Pierce, FL

5775 Blue Lagoon Drive
Suite 310
Miami, FL

9730 South Western Avenue
Evergreen Plaza Shopping Center
Evergreen Park, IL

Portland International Airport
1001 Westbrook Street
Portland, ME

780 Elkridge Landing Road
Suite 220
Linthicum Heights, MD

21 Cummings Park
Suite 224
Woburn, MA

186 Stafford Street
Springfield, MA

1601 & 1605 Main Street
Springfield, MA

1280 Route 46
3rd Floor
Parsippany, NJ

2204 Morris Avenue
Suite 302, 3rd Floor
Union, NJ

52 Oswego Street
Baldwinsville, NY

2144 Doubleday Avenue
Ballston Spa, NY

4099 Genesee Street
Cheektowaga, NY

Laguardia Int'l. Airport
United Hangar #2, Rooms 328 & 329
Flushing, NY

JFK International Airport
175-01 Rockaway Boulevard
Jamaica, NY

17 Battery Place
Suite 223
New York, NY

720 Fifth Avenue
10th Floor
New York, NY

22 IBM Road
Suite 105
Poughkeepsie, NY

Two Gannett Drive
Suite 208
White Plains, NY

Portland International Airport
700 NE Airport Way
Suite D2404
Portland, OR

29 Bala Avenue
Suite 118
Bala Cynwyd, PA

International Plaza 2
Suite 242
Philadelphia, PA

Pittsburgh International Airport
Ticketing Level of the Landside Terminal Building
Pittsburgh, PA

1250 Capital of Texas Highway South
Building III, Suite 400
Austin, TX

Seattle-Tacoma Int’l. Airport
Main Terminal Building Ticketing Level
Room MT3469B
Seattle, WA

We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS.

Except as described below, we are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

The nature of our business subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others. Except for such litigation incidental to our business and other claims or actions that are not material, there are no pending legal proceedings to which we are a party or to which any of our property is subject.

The nature of our business is such that there is a significant volume of routine claims and lawsuits against us, the vast majority of which have never led to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability. Some of the claims brought against us could result in significant payments; however, the exposure to us for general liability claims is limited to the first $25,000 per occurrence on the non-aviation and airport wheelchair and electric cart operations related claims and $5,000 per occurrence on the aviation related claims, except $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by our general liability insurance policy. Also, the premiums we pay under our insurance policies may be adversely affected by an unfavorable claims history.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended March 31, 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was quoted on the OTC Bulletin Board Service until June 7, 2007 under the symbol “CMMD.OB.” On June 8, 2007, our shares of common stock began trading on the American Stock Exchange (the “AMEX”) under the ticker symbol “MOC.”

The following table sets forth, for the calendar periods indicated, the high and low sales price for our common stock as reported by the OTC Bulletin Board Service (until June 7, 2007) and AMEX (since June 8, 2007), for each full quarterly period within the two most recent fiscal years.

	Common stock market price
Last Sales Price Period (1)	High	Low

2008
First Quarter	$3.25	$2.70
Second Quarter	3.40	2.55
Third Quarter	3.60	2.70
Fourth Quarter	4.43	3.35

2007
First Quarter	$2.68	$2.20
Second Quarter	2.80	2.20
Third Quarter	2.90	2.40
Fourth Quarter	3.40	2.65

(1) Reflects fiscal years ended March 31, 2008 and 2007 as indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and may not represent actual transactions. The past performance of our common stock is not necessarily indicative of the price at which it may trade in the future.

As of June 20, 2008 there were approximately 1,000 holders of our common stock.

We have never paid cash dividends on our common stock. Payment of dividends on our common stock, if any, will be within the discretion of our Board of Directors and will depend, among other factors, on approval of our principal lender, earnings, capital requirements and our operating and financial condition. At present, our anticipated capital requirements and growth plans are such that we intend to follow a policy of retaining earnings, if any, in order to finance our business operations and any growth in our business.

The graph below compares the cumulative total shareholder return on common shares with the cumulative total return of (1) the Nasdaq Stock Market Index (U.S.) (the “Nasdaq Index”) and (2) an index of publicly traded companies with a Standard Industrial Classification Code (“SIC Code”) of between 7380 and 7389 (the “SIC Code Index”). This graph assumes that $100 was invested in each of (A) shares of our common stock, (B) the Nasdaq Index and (C) the SIC Code Index on March 31, 2003 and reflects the return through March 31, 2008 and assumes the reinvestment of dividends, if any. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, possible future performance of our Common Stock.

THE INFORMATION CONTAINED IN THE STOCK PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

ITEM 6. SELECTED FINANCIAL DATA.

The financial data included in the table below has been derived from our financial statements as of and for the fiscal years ended March 31, 2008, 2007, 2006, 2005 and 2004, which have been audited by independent certified public accountants. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements and related notes included in the Annual Report on Form 10-K. The dollar amounts presented below in this Item 6 are in thousands of dollars, except for weighted average number of common shares and per share data.

	Statements of Operations Data
	Years Ended March 31,
	2008	2007	2006	2005	2004
Revenue	119,404	93,823	85,209	79,655	75,905
Gross profit	16,242	13,665	11,420	10,523	10,960
Operating income (loss)	2,969	1,135	8	(289)	195
Net income (loss)	2,474	1,240	(100)	(390)	(310)
Income (loss) per common share	.23	.12	(.01)	(.06)	(.08)
Weighted average number of common shares	10,733,797	10,137,970	8,834,952	7,302,738	6,287,343

	Balance Sheet Data At March 31,
	2008	2007	2006	2005	2004
Working capital	6,097	6,514	6,838	3,679	2,549
Total assets	32,786	25,330	18,113	16,511	21,927
Short-term debt (1)	8,775	8,751	3,475	4,866	9,519
Long-term debt (2)	18	16	57	81	221
Stockholders' equity	13,360	9,104	7,625	4,409	4,494

(1)
Our short-term debt includes the current maturities of long-term debt, obligations under capital leases and short term borrowings. See Notes 7, 8 and 16, “Short-Term Borrowings”, “Long-Term Debt” and “Lease Commitments”, respectively, to the financial statements for further discussion.

(2)	Our long-term debt includes the long-term portion of obligations under capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes thereto contained in this report. In this discussion, the words "Company", "we", "our" and "us" refer to Command Security Corporation.

The following can be interpreted as including forward-looking statements under the Private Securities Litigation Reform Act of 1995. The words “outlook”, “intend”, “plans”, “efforts”, “anticipates”, “believes”, “expects” or words of similar import typically identify such statements. Various important factors that could cause actual results to differ materially from those expressed in the forward-looking statements are identified at the end of this Item 7. Our actual results may vary significantly from the results contemplated by these forward looking statements based on a number of factors including, but not limited to, availability of labor, marketing success, competitive conditions and the change in economic conditions of the various markets we serve.

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

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and accounts of our wholly-owned domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated in our consolidated financial statements.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the years reported. Estimates are used when accounting for certain items such as allowances for doubtful accounts, depreciation and amortization, income tax assets and insurance reserves. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

Revenue Recognition

We record revenues as services are provided to our customers. Revenues consist primarily of aviation and security services, which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to other security companies are calculated as a percentage of the administrative service customer's revenue and are recognized when billings for the related security services are generated.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We were required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $239,900, $226,550 and $377,750 for stock based compensation for the years ended March 31, 2008 and 2007 and nine months ended March 31, 2006, respectively. Such non-cash charge would have been the same under the provisions of SFAS 148.

OVERVIEW

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through over thirty company-offices in fifteen states throughout the United States. In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

Our customer-focused mission is to provide the best personalized supervision and management attention necessary to deliver timely and efficient security solutions so that our customers can operate in safe environments without disruption or loss. Technology underpins our efficiency, accuracy and dependability. Operations are handled by a refined software system that integrates scheduling, payroll and billing functions, giving customers the benefit of customized programs using the personnel best suited to the job.

In light of current world conditions, we expect that security will continue to be a key area of focus both domestically in the United States and internationally.

RESULTS OF OPERATIONS

Earnings

We reported net income for the fiscal year ended March 31, 2008 of $2,473,585. The net income primarily resulted from: (i) the continuing growth and expansion of our aviation and security services divisions including the acquisitions of security services businesses in California and Maryland; (ii) lower workers’ compensation insurance costs reflecting our ongoing commitment to implement loss prevention practices in the workplace, provide safety training to our employees and reduce the frequency and severity of job-related claims incurred; (iii) greater leveraging of our general and administrative expenses; (iv) a recovery related primarily to the stock that we received under our claim associated with the bankruptcy filing of Northwest Airlines and (v) an income tax benefit associated with the recognition of deferred tax assets. Partially offsetting the net income were: (i) higher labor ratio margins for both our aviation and security services divisions due mainly to increases in wages, salaries and related taxes and benefits of our employees at rates in excess of the amount that we are willing to pass on to our customers through increased billing rates charged under our service contracts; (ii) the loss of document verification services to the Transportation Security Administration (“TSA”), as discussed below; (iii) increased overhead costs at John F. Kennedy International Airport (“JFK”) resulting from a shortage of manpower needed to meet increased demand for services; and (iv) additional investment in our sales and marketing group.

We reported net income for the fiscal year ended March 31, 2007 of $1,240,039. The net income primarily resulted from: (i) the continuing growth and expansion of our aviation and security services divisions; (ii) lower workers’ compensation insurance costs associated with a company-wide focus on safety and accident prevention in the workplace and (iii) internal cost reduction programs. Partially offsetting the net income were expenses associated with: (i) higher professional fees of approximately $1,640,000 related primarily to a one-year consulting agreement with Giuliani Security & Safety LLC that expired in December 2006; and (ii) a non-cash charge of $226,550 for stock compensation costs.

Revenues

Revenues for the fiscal year ended March 31, 2008 increased by $25,581,319, or 27.3%, to $119,403,865 from $93,822,546 in fiscal year 2007. The increase resulted primarily from: (i) incremental revenues of approximately $11,395,000 associated with the acquisitions of security services businesses in California and Maryland in April 2007 and January 2008, respectively; (ii) approximately $9,172,000 from new and existing airline customers at our terminal operations in Los Angeles and John F. Kennedy International Airports; (iii) approximately $2,473,000 due mainly to expanded services with an existing major medical center, a new contract to provide security services to a New York based metropolitan hospital center and the expansion of domestic services with a major international commercial bank; (iv) approximately $1,072,000 from expanded services at San Jose International Airport in California and LaGuardia Airport in New York; (v) approximately $1,300,000 due to new contracts that commenced during fiscal 2007 with groups of airlines at new airport locations in Oakland, California and Seattle, Washington; and (vi) expanded security services to new customers in the New England region. These increases in revenues were partially offset by: (i) the loss of revenues at seven domestic airport locations of approximately $2,000,000 due to a change in government regulations that requires the TSA to provide certain document verification services that we formerly provided at these airports and (ii) the termination in fiscal 2007 of a short-term contract to provide security services to a national insurance company at multiple domestic locations, which generated revenues of approximately $840,000 in the prior year.

Revenues for the fiscal year ended March 31, 2007 increased by $8,613,931, or 10.1%, to $93,822,546 from $85,208,615 in fiscal year 2006. The increase is primarily due to higher revenues of approximately $6,500,000 in the aviation division from: (i) new and existing airline customers at our terminal operations at John F. Kennedy International Airport in New York, Los Angeles and San Jose International Airports in California and LaGuardia Airport in New York totaling approximately $3,000,000 and (ii) new contracts that commenced in November 2005, May 2006 and September 2006 with groups of airlines at new airport locations in Pittsburgh, Pennsylvania, Oakland, California and Seattle, Washington totaling approximately $3,300,000. In addition, the security services division experienced higher revenues of approximately $2,150,000 due mainly to: (i) the purchase of a security services business in Florida of approximately $1,760,000 (net); (ii) a new contract with a major medical center in New York City for approximately $600,000; and (iii) a short-term contract with a national insurance company at multiple domestic locations of approximately $840,000, that terminated during September 2006. These increases in security service revenues were partially offset by lower revenues from: (i) discontinuing services at our Buffalo, New York location during fiscal 2007 of approximately $520,000 and (ii) our Ft. Pierce, Florida, Hartford, Connecticut and Commerce, California branch locations of approximately $500,000.

Gross Profit

Our gross profit for the fiscal year ended March 31, 2008 increased by $2,577,045, or 18.9%, to $16,242,277 (13.6% of revenues) from $13,665,232 (14.6% of revenues) for fiscal 2007. The increase resulted primarily from: (i) our acquisitions of security services businesses in California and Maryland; (ii) expanded aviations services at the airports described above, with the exception of JFK (see below); (iii) lower workers’ compensation costs. The increase in our gross profit was partially offset by: (i) higher labor ratio margins for both our aviation and security services divisions due mainly to increases in wages, salaries and related taxes and benefits of our employees at rates in excess of the amount that we are willing to pass on to our customers through increased billing rates charged under our service contracts; (ii) the loss of the TSA document verification services, as described above; (iii) higher overhead costs at JFK resulting from a shortage of manpower needed to meet increased demand for services; (iv) the absence of a short-term contract to provide security services to a national insurance company at multiple domestic locations; and (v) the loss of service fees under our service agreement contracts that were discontinued during fiscal 2007.

Gross profit for the fiscal year ended March 31, 2007 increased by $2,244,873 to $13,665,232 (14.6% of revenues) from $11,420,359 (13.4% of revenues) for fiscal year 2006. The increase was due mainly to: (i) expanded services with new and existing customers at JFK and LaGuardia Airports in New York and San Jose International Airport in California; (ii) new contracts at Pittsburgh, Oakland and Seattle Tacoma International Airports; (iii) a new contract with a major medical center as noted above; (iv) improved labor ratio margins in the security services division; (v) the purchase of a security services business in Florida; (vi) a short-term contract to provide security services to a national insurance company at multiple domestic locations; (vii) discontinuing services at our Buffalo, New York location; (viii) lower State of New York payroll taxes related to the elimination of prior year reductions in Federal Unemployment tax credits; and (ix) lower workers’ compensation and automotive insurance costs.

We have an insurance policy covering workers’ compensation claims in States in which we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $1,609,009, $2,042,618 and $2,881,041, for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

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

General and Administrative Expenses

General and administrative expenses increased by $1,109,417 to $13,425,162 (11.2% of revenues) for the fiscal year ended March 31, 2008 from $12,315,745 (13.1% of revenues) in fiscal 2007. The increase resulted primarily from: (i) higher administrative payroll costs associated mainly with expanded operations, including the acquisitions noted above, and additional investment in our sales and marketing group; (ii) professional and related fees principally associated with settlement of employment related claims; (iii) facility costs; (iv) amortization costs associated with the acquisitions noted above; (v) stock compensation costs; and (vi) expenses associated with our (A) reporting, compliance and other obligations under applicable securities laws, (B) advertising and promotion including our participation in an annual security industry conference program and (C) the initial listing of our common shares on the American Stock Exchange. The increases in our general and administrative expenses were partially offset by lower professional fees of approximately $1,646,000 related primarily to the expiration in December 2006 of our consulting agreement with Giuliani Security & Safety LLC.

General and administrative expenses increased by $2,061,713 to $12,315,745 (13.1% of revenues) for the fiscal year ended March 31, 2007 from $10,254,032 (12.0% of revenues) in fiscal 2006. The increase was primarily due to higher: (i) professional fees of approximately $1,640,000 related primarily to a one-year consulting agreement that we entered into with Giuliani Security & Safety LLC that expired in December 2006; (ii) administrative payroll and related costs; and (iii) facility costs. Partially offsetting the increase was: (i) lower bank service charges and (ii) a decrease of approximately $171,000 in non-cash charges for stock based compensation costs.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $91,557 to $359,675 for the fiscal year ended March 31, 2008 compared with $268,118 in fiscal 2007. The increase was due mainly to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year periods.

The provision for doubtful accounts decreased by $894,055 to $268,118 for the fiscal year ended March 31, 2007 compared with $1,162,173 in fiscal 2006. The decrease was due mainly to the absence of an additional provision for bad debts of $850,000 in fiscal 2006 related to the filing by Delta Air Lines and Northwest Airlines of voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the increase during the fiscal year ended March 31, 2008 compared with the same period of the prior year is necessarily indicative of a trend.

Bad Debt Recoveries

Bad debt recoveries increased for the fiscal year ended March 31, 2008 by $458,364 to $511,593 from $53,229 in fiscal year 2007 as a result of a recovery of approximately $412,000 related primarily to the stock that we received under our claim related to the bankruptcy filing of Northwest Airlines.

Bad debt recoveries increased for the fiscal year ended March 31, 2007 by $49,238 to $53,229 from $3,991 in fiscal year 2006 as a result of a recovery of approximately $45,000 related to our claim against a former service agreement customer that ceased operations in a previous year.

Interest Income

Interest income for the fiscal year ended March 31, 2008 principally represents interest earned on: (i) cash balances and (ii) trust funds for potential future workers’ compensation claims. Interest income in fiscal 2008 decreased as a result of the loss of financing income from our service agreement contracts which were discontinued during fiscal 2007 and lower trust fund balances due to favorable trending for potential future workers’ compensation claims.

Interest income for the fiscal year ended March 31, 2007 principally represents interest earned on: (i) cash balances; (ii) trust funds for potential future workers’ compensation claims; and (iii) financing income from our service agreement customers. Interest income in fiscal year 2007 was comparable with the same period of the prior year.

Interest Expense

Interest expense for the fiscal year ended March 31, 2008 increased by $215,904 to $783,669 from $567,765 in fiscal year 2007. The increase is due mainly to higher average outstanding borrowings under our commercial revolving loan agreement, partially offset by lower weighted average interest rates.

Interest expense for the fiscal year ended March 31, 2007 increased by $135,606 to $567,765 from $432,159 in fiscal year 2006. The increase is due mainly to: (i) higher average outstanding borrowings and an increase in the weighted average interest rate under our commercial revolving loan agreement and (ii) interest expense on the note payable related to our purchase of a security guard business during June 2006.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The $3,040 gain on equipment dispositions for the fiscal year ended March 31, 2008 was primarily due to the disposition of Company vehicles at amounts in excess of their respective book values.

The $2,851 loss on equipment dispositions for the fiscal year ended March 31, 2007 was primarily due to the disposition of Company vehicles at amounts below their respective book values.

Sale of Investments

The $50,007 gain on sale of investments for the fiscal year ended March 31, 2008 represents proceeds in excess of carrying amount for the sale of stock received under our claim related to the bankruptcy filing of United Airlines.

Income Tax Benefit

Income tax benefit for the fiscal year ended March 31, 2008 decreased $290,000 to $160,000 from $450,000 in fiscal year 2007 due mainly to an increase in our pre-tax earnings which were offset by recognition of our deferred tax assets. We have determined based on our expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2008 and 2007.

Income tax benefit for the fiscal year ended March 31, 2007 increased $383,605 to $450,000 from $66,395 in fiscal year 2006 due primarily to our recognition of a portion of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We pay employees and administrative service customers on a weekly basis, while customers pay for services generally within 60 days after billing by us. In order to fund our payroll and operations, we maintain a commercial revolving loan arrangement, currently with CIT Group/Business Credit, Inc. (“CIT”).

Our principal use of short-term borrowings is for carrying accounts receivable. Our short-term borrowings have supported the increase in accounts receivable associated with: (i) our ongoing expansion and organic growth; (ii) the October 1, 2006 change in a majority of Delta Airline’s billing and payment terms from monthly invoices prepaid in advance to weekly invoices due in thirty (30) days; and (iii) our acquisitions of Expert Security Services, Inc. and Brown Security Industries, Inc. on January 1, 2008 and April 12, 2007, respectively (see Note 9). We will continue to use our short-term borrowings to support our working capital requirements.

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

On March 22, 2006, we entered into an Amended and Restated Financing Agreement with CIT (the “Amended and Restated Agreement”), which provided for borrowings as noted above, but in no event more that $12,000,000. The Amended and Restated Agreement provided for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended and Restated Agreement provided that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, (as defined in the Amended and Restated Agreement), plus .25% if our EBITDA, (as defined in the Amended and Restated Agreement), is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate. For LIBOR loans interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, (as defined in the Amended and Restated Agreement), plus 2.75% if our EBITDA is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate plus 2.50%.

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”). Pursuant to the Amended Agreement, the aggregate line of credit was increased from $12,000,000 to $16,000,000, and we were provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business (see Note 9) The Amended Agreement also provides for an extension of the maturity date of the Amended Agreement to December 12, 2008, and for reductions in fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, (as defined in the Amended Agreement), less .25% and for LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, (as defined in the Amended Agreement), plus 2.0%.

As of March 31, 2008, the interest rates were 5.00% and 5.10% for revolving and LIBOR loans, respectively. Closing costs for the Amended Agreement totaled $158,472, including $125,000 payable to the lender, with $45,000 due at closing, $40,000 due six months after closing and $40,000 due twelve months after closing, and $33,472 in legal costs incurred in connection with the transaction. Such costs are being amortized over the remaining life of the Amended Agreement.

At March 31, 2008, we had borrowed $2,752,433 in revolving loans, $6,000,000 in LIBOR loans and had a $70,000 letter of credit outstanding representing approximately 72% of the maximum borrowing capacity under the Amended Agreement based on our “eligible accounts receivable” (as defined under the Amended Agreement) as of such date. However, as our business grows and produces new receivables (as to which no assurance can be given), up to an additional $7,177,567 could be available to borrow under the Amended Agreement.

We rely on our revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, CIT has the right to immediately request the repayment in full of all borrowings under the Amended Agreement, unless CIT waives the breach. For the fiscal year ended March 31, 2008, we were in compliance with all covenants under the Amended Agreement.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2008, 2007 and 2006:

	2008	2007	2006
Net cash provided by (used in) operating activities	$2,145,225	$(4,001,190)	$(4,941,428)
Net cash used in investing activities	(2,277,876)	(639,633)	(179,988)
Net cash provided by financing activities	59,393	4,828,620	2,642,609

Investing

We finance vehicle purchases typically over three years and insurance through short-term borrowings. We have no present material commitments for capital expenditures.

Financing

During the fiscal year ended March 31, 2008, we increased our short-term borrowings principally to support higher accounts receivable associated with: (i) our ongoing expansion and organic growth; (ii) the October 1, 2006 change in a majority of Delta Airline’s billing and payment terms from monthly invoices prepaid in advance to weekly invoices due in thirty (30) days; and (iii) our acquisitions of Expert Security Services, Inc. and Brown Security Industries, Inc. on January 1, 2008 and April 12, 2007, respectively (see Note 9).

Working Capital

Working capital decreased by $416,627 to $6,097,036 as of March 31, 2008, from $6,513,663 as of March 31, 2007.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,962,314 as of March 31, 2008, compared with $1,760,155 at March 31, 2007. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2008 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$5,901	$5,901	$—	$—	$—
Capital lease obligations	34,688	17,100	17,588	—	—
Operating lease obligations	2,710,018	1,202,453	1,287,697	219,868	—
Purchase obligations (1)	238,853	91,322	147,531	—	—
Total	$2,989,460	$1,316,776	$1,452,816	$219,868	$—

(1)
Purchase obligations include an agreement to purchase uniform cleaning services that is legally binding on we and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

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

Financial Results

Future revenue will be largely dependent upon our ability to gain additional revenues in the security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers. The revenues of our security services division has stabilized and has started to experience both organic and transactional growth over recent months after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while our marketing and sales team and branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by us. However, our aviation services division is continually subject to government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and most recently with the ongoing federalization of the document verification process at several of our domestic airport locations.

Our gross profit margin decreased during the fiscal year ended March 31, 2008 to 13.6% of revenues compared with 14.6% for the fiscal year ended March 31, 2007. The decrease resulted primarily from: (i) higher labor ratio margins for both our aviation and security services divisions due mainly to increases in wages, salaries and related taxes and benefits of our employees at rates in excess of the amount that we are willing to pass on to our customers through increased billing rates charged under our service contracts; (ii) the loss of document verification services to the TSA, as previously discussed; (iii) increased overhead costs at JFK resulting from a shortage of manpower needed to meet increased demand for services; (iv) the absence of a short-term contract to provide security services to a national insurance company at multiple domestic locations in the current year period; and (v) the loss of service fees associated with our service agreement contracts that were discontinued during the fiscal year ended March 31, 2007. Partially offsetting these decreases were savings achieved through lower workers’ compensation expenses reflecting our on-going commitment to implement loss prevention practices in the workplace, provide safety training to our employees and reduce the frequency and severity of job-related claims incurred. We are actively pursuing recouping the aforementioned higher labor and related costs; however, competitive pressures in the security and aviation services industries may prevent us from increasing our hourly billing rates on contract anniversary or renewal dates. We expect our gross profit margins to average between 13.5% and 14.5% of revenue for fiscal year 2009 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our newly integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses in future periods. Additional cost reduction opportunities are being pursued as they are determined.

The aviation services division represents approximately 62% of our total revenues and Delta, at annual billings of approximately $18,100,000, is the largest customer of our aviation division representing, on an annual basis, approximately 25% of the revenues from our aviation services division and 15% of our total revenues. Due to the existing limitations under the Amended Agreement with CIT, we are limited to borrowing against Delta’s accounts receivable of up to (but not exceeding) approximately $2,060,000, so long as such accounts do not remain unpaid for more than sixty (60) days from the invoice date. In the event of a bankruptcy by another airline customer(s), our earnings and liquidity could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from us.

As of the close of business on June 19, 2008, our cash availability was approximately $6,100,000, which is believed to be sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by CIT. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, barring any increase in reserves imposed by CIT. However, we cannot assure you that this will be the case, and we may be required to obtain additional financing to maintain and expand our existing operations through the sale of our securities, an increase in available borrowings under our existing or new credit facilities or otherwise. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. As of the date of this quarterly report and for the past several months, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

SAFE HARBOR STATEMENT

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Annual Report on Form 10-K and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the security industry. These include statements regarding our expectations about revenues, our liquidity, or expenses and our continued growth, among others. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the fiscal year ended March 31, 2008, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with CIT, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the fiscal year ended March 31, 2008, a 1% change in the prime lending rate could impact our financial position and results of operations by approximately $110,000 over the next fiscal year. For additional information on the revolving line of credit with CIT, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Reference is made to Item 7 of Part II of this Form 10-K Annual Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15 (a)(1) and (a)(2) of Part IV of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9a. CONTROLS AND PROCEDURES.

(i)	Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(ii)	Internal Control Over Financial Reporting

(a)	Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2008 and for the period then ended.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)
There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the fourth quarter of fiscal 2008 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9b. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders which is expected to be filed with the SEC within 120 days of the close of the our fiscal year ended March 31, 2008 (the “2008 Proxy Statement”) under the caption “Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the 2008 Proxy Statement under the captions “Executive Compensation” and “Director Compensation and Stock Ownership Guidelines,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the 2008 Proxy Statement under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the 2008 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be set forth in the 2008 Proxy Statement under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Page Number From
This Form 10-K

	(1)	Consolidated Financial Statements:

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets - March 31, 2008 and 2007	F-2

		Consolidated Statements of Operations - years ended March 31, 2008, 2007 and 2006	F-3

		Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income years ended March 31, 2008, 2007 and 2006	F-4

		Consolidated Statements of Cash Flows - years ended March 31, 2008, 2007 and 2006	F-5 - F-6

		Notes to Consolidated Financial Statements	F-7 - F-18

	(2)	Financial Statement Schedules:

		Schedule II - Valuation and Qualifying Accounts	F-19

Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Financial Statements or notes thereto.

	(3)	Exhibits:

A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index on pages 27-28 of this report.

Report of Independent Registered
Public Accounting Firm

To the Board of Directors
and Stockholders of
Command Security Corporation

We have audited the accompanying consolidated balance sheets of Command Security Corporation as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended March 31, 2008. Our audits also included the financial statement schedule II - Valuation and Qualifying Accounts. Command Security Corporation’s management is responsible for these consolidated financial statements and the schedule. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP

June 27, 2008
Poughkeepsie, New York

Command Security Corporation
Consolidated Balance Sheets
March 31, 2008 and 2007

	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$146,782	$220,040
Accounts receivable from security services customers, less allowance for doubtful accounts of $1,020,442 and $831,397, respectively	20,097,835	17,978,737
Prepaid expenses	2,680,751	556,953
Other current assets	1,910,163	3,428,626
Total current assets	24,835,531	22,184,356

Furniture and equipment at cost, net	559,665	529,042
Intangible assets, net	4,049,273	782,621
Restricted cash	302,736	78,126
Other assets	3,039,244	1,755,432

Total assets	$32,786,449	$25,329,577

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,962,314	$1,760,155
Current maturities of long-term debt	5,901	247,054
Current maturities of obligations under capital leases	17,100	16,774
Short-term borrowings	8,752,433	8,487,065
Accounts payable	1,025,963	639,783
Accrued expenses and other liabilities	6,974,784	4,519,862
Total current liabilities	18,738,495	15,670,693

Insurance reserves	670,617	539,503
Long-term debt, due after one year	—	5,902
Obligations under capital leases, due after one year	17,588	9,643
Total liabilities	19,426,700	16,225,741

Commitments and contingencies (Notes 15, 16 and 17)

Stockholders' equity:
Preferred stock, convertible Series A, $.0001 par value per share, 1,000,000 shares authorized	—	—
Common stock, $.0001 par value per share, 20,000,000 shares authorized, 10,757,216 shares issued and outstanding	1,076	1,014
Additional paid-in capital	15,924,947	13,889,861
Accumulated deficit	(2,326,004)	(4,799,589)
Accumulated other comprehensive income	(240,270)	12,550
Total stockholders' equity	13,359,749	9,103,836

Total liabilities and stockholders' equity	$32,786,449	$25,329,577

See accompanying notes and auditor's report

Command Security Corporation
Consolidated Statements of Operations
Years Ended March 31, 2008, 2007 and 2006

	2008	2007	2006

Revenues	$119,403,865	$93,822,546	$85,208,615
Cost of revenues	103,161,588	80,157,314	73,788,256

Gross profit	16,242,277	13,665,232	11,420,359

Operating expenses
General and administrative expenses	13,425,162	12,315,745	10,254,032
Provision for doubtful accounts and notes	359,675	268,118	1,162,173
Bad debt recoveries	(511,593)	(53,229)	(3,991)
	13,273,244	12,530,634	11,412,214

Operating income	2,969,033	1,134,598	8,145

Other income (expenses)
Interest income	75,174	226,057	238,887
Interest expense	(783,669)	(567,765)	(432,159)
Gain (loss) on equipment dispositions	3,040	(2,851)	19,137
Gain on sale of investments	50,007	—	—

	(655,448)	(344,559)	(174,135)

Income (loss) before benefit for income taxes	2,313,585	790,039	(165,990)

Benefit for income taxes	160,000	450,000	66,395

Net income (loss)	$2,473,585	$1,240,039	$(99,595)

Income (loss) per share of common stock
Basic	$.23	$.12	$(.01)
Diluted	$.22	$.12	$(.01)

Weighted average number of common
shares outstanding
Basic	10,733,797	10,137,970	8,834,952
Diluted	11,383,985	10,620,756	9,646,915

See accompanying notes and auditor's report

Command Security Corporation
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
Years Ended March 31, 2008, 2007 and 2006

	Preferred Stock	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at March 31, 2005	$—	$778	$10,348,582	$(5,940,033)	$—	$4,409,327

Warrants exercised		236	2,917,379			2,917,615

Stock compensation cost			397,350			397,350

Net loss				(99,595)		(99,595)

Balance at March 31, 2006	—	1,014	13,663,311	(6,039,628)	—	7,624,697

Other comprehensive income (a)					12,550	12,550

Stock compensation cost			226,550			226,550

Net income				1,240,039		1,240,039

Balance at March 31, 2007	—	1,014	13,889,861	(4,799,589)	12,550	9,103,836

Issuance of 614,246 shares for Acquisition		61	1,784,939			1,785,000

Options exercised		1	10,247			10,248

Stock compensation cost			239,900			239,900

Other comprehensive income (a)					(252,820)	(252,820)

Net income				2,473,585		2,473,585

Balance at March 31, 2008	$—	$1,076	$15,924,947	$(2,326,004)	$(240,270)	$13,359,749

(a) – Represents unrealized gain (loss) on marketable securities.

See accompanying notes and auditor's report

Command Security Corporation
Consolidated Statements of Cash Flows
Years Ended March 31, 2008, 2007 and 2006

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2008	2007	2006

OPERATING ACTIVITIES
Net income (loss)	$2,473,585	$1,240,039	$(99,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	697,334	315,222	296,797
Stock based compensation costs	239,900	226,550	397,350
Provision for doubtful accounts and notes receivable, net of recoveries	(151,918)	214,888	1,158,182
(Gain) loss on equipment dispositions	(3,040)	2,851	(19,137)
Gain on sale of investments	(50,007)	—	—
Deferred income taxes	(1,246,408)	(450,000)	(66,395)
Insurance reserves	131,114	237,439	(10,279)
Changes in operating assets and liabilities:
Restricted cash	(224,610)	—	—
Accounts receivable	(2,379,431)	(4,389,524)	(3,332,443)
Prepaid expenses	(2,123,798)	164,496	173,489
Other receivables	347,786	(1,253,293)	(1,827,741)
Other assets	1,593,616	(643,438)	(90,357)
Accounts payable and other current liabilities	2,841,102	434,971	(1,462,575)
Due to administrative service clients	—	(101,391)	(58,724)
Net cash provided by (used in) operating activities	2,145,225	(4,001,190)	(4,941,428)

INVESTING ACTIVITIES
Purchases of equipment	(169,337)	(344,986)	(74,780)
Proceeds from equipment dispositions	3,040	2,050	10,595
Acquisition of businesses	(2,260,675)	(412,500)	—
Proceeds from sale of investments	149,096	—	—
Issuance of note to administrative service client	—	—	(125,000)
Principal collections on notes receivable	—	115,803	9,197
Net cash used in investing activities	(2,277,876)	(639,633)	(179,988)

FINANCING ACTIVITIES
Net advances (repayments) on line-of-credit	265,368	5,116,687	(1,151,976)
Increase (decrease) in checks issued in advance of deposits	202,159	(68,647)	1,333,553
Proceeds from option and warrant exercises	10,247	—	2,917,615
Principal payments on other borrowings	(247,055)	(178,477)	(419,855)
Principal payments on capital lease obligations	(17,854)	(40,943)	(36,728)
Debt issuance costs	(153,472)	—	—
Net cash provided by financing activities	59,393	4,828,620	2,642,609

Net change in cash and cash equivalents	(73,258)	187,797	(2,478,807)

Cash and cash equivalents, beginning of year	220,040	32,243	2,511,050

Cash and cash equivalents, end of year	$146,782	$220,040	$32,243

See accompanying notes and auditor's report

Command Security Corporation
Consolidated Statements of Cash Flows, Continued
Years Ended March 31, 2008, 2007 and 2006

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:

	2008	2007	2006

Interest	$803,521	$527,024	$440,696
Income Taxes	1,747,299	208,223	22,634

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the fiscal year ended March 31, 2008, we acquired a security services business for a purchase price of $3,400,000. At the closing, we paid $1,615,000 of the purchase price in cash and issued 614,246 shares of our common stock, valued at an aggregate amount of $1,785,000 for the remaining balance of the purchase price. The issuance of these shares of our common stock has been excluded from investing and financing activities on the consolidated statements of cash flows presented.

During the fiscal year ended March 31, 2008, we received available-for-sale securities principally in connection with our claim related to the bankruptcy filing of Northwest Airlines in the amount of $412,252 which is included as a bad debt recovery in the accompanying consolidated statements of operations. This amount has been excluded from investing activities on the consolidated statements of cash flows presented.

For the fiscal years ended March 31, 2008 and 2006, we purchased transportation equipment with direct installment and lease financing of $26,165 and $86,259, respectively. These amounts have been excluded from investing and financing activities on the consolidated statements of cash flows presented.

During the fiscal year ended March 31, 2007, we acquired a security services business for a purchase price of $750,000. At the closing, we paid $412,500 of the purchase price in cash and issued a note payable in the amount of $337,500 for the remaining balance of the purchase price. This note payable amount has been excluded from investing activities on the consolidated statements of cash flows presented.

The Company may obtain short-term financing to meet its insurance needs. For the fiscal year ended March 31, 2006, $106,895 was borrowed for this purpose. This borrowing has been excluded from the consolidated statements of cash flows presented.

See accompanying notes and auditor's report

Command Security Corporation
Notes to Consolidated Financial Statements
March 31, 2008, 2007 and 2006

1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

Principal business activities

Command Security Corporation (the “Company”) is a uniformed security officer service company operating in Connecticut, California, Delaware, Florida, Illinois, Maine, Maryland, Massachusetts, Nevada, New Jersey, New York, Oregon, Pennsylvania, Texas and Washington. In addition, the Company also provides police departments in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our consolidated financial statements.

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

Revenue recognition

The Company records revenues as services are provided to its customers. Revenues consist primarily of aviation and security services, which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to police departments are calculated as a percentage of the administrative service client's revenue and are recognized when billings for the related security services are generated.

Cash and cash equivalents

The Company defines cash and cash equivalents as operating cash (non-restricted) and highly liquid investments with maturities of ninety (90) days or less at the date of purchase. The carrying amounts of our cash equivalents approximate their fair values.

Investments

We account for our investments in marketable securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Other investments in marketable equity are classified as available-for-sale and reported in the balance sheet at fair value, with changes in fair value reported in accumulated other comprehensive income. Realized gains and losses are determined based on the specific identification method.

Furniture and equipment

Furniture and equipment are stated at cost. Depreciation is generally recorded using the straight-line method over estimated useful lives of the equipment ranging from three to seven years.

Intangible assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs that are being amortized on a straight-line basis over three to ten years and goodwill which is reviewed annually for impairment. The life assigned to customer lists acquired is based on management's estimate of the attrition rate. The attrition rate is estimated based on historical contract longevity and management's operating experience. We test for impairment annually or when events and circumstances warrant such a review, if sooner. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2008, 2007 and 2006

Advertising costs

The Company expenses advertising costs as incurred. Amounts incurred for recruitment and general business advertising were $218,852, $87,375 and $62,750 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

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

Income (loss) per common share

Under the requirements of SFAS No. 128, "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2008, 2007 and 2006 because of the effect the assumed issuance of common shares would have if the outstanding stock options and warrants were exercised.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We were required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $239,900, $226,550 and $377,750 for stock based compensation for the years ended March 31, 2008 and 2007 and nine months ended March 31, 2006, respectively. Such non-cash charge would have been the same under the provisions of SFAS 148.

Fair Value

The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2008 and 2007, the fair value of long-term debt approximates its carrying amount.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2008, 2007 and 2006

2. Furniture and Equipment

Furniture and equipment at March 31, 2008 and 2007 consist of the following:

	2008	2007

Transportation equipment	$670,076	$600,859
Security equipment	652,309	579,033
Office furniture and equipment	1,781,510	1,551,686
	3,103,895	2,731,578
Accumulated depreciation	(2,544,230)	(2,202,536)
Total	$559,665	$529,042

Depreciation expense for the fiscal years ended March 31, 2008, 2007 and 2006, was $291,482, $216,222 and $192,075, respectively, and includes amortization of assets purchased under capital lease arrangements in the amounts of $31,340, $35,408 and $35,751 for each of the respective years then ended (see Note 16).

3. Intangible Assets

Intangible assets at March 31, 2008 and 2007 consist of the following:

	2008	2007

Customer list	$3,450,423	$831,248
Borrowing cost	443,635	290,163
Goodwill	895,258	20,402
Non-compete covenant	25,000	—
	4,814,316	1,141,813
Accumulated amortization	(765,043)	(359,192)
Total	$4,049,273	$782,621

Amortization expense for the fiscal years ended March 31, 2008, 2007 and 2006, was $405,852, $99,000 and $104,722, respectively. Amortization expense for the years ending March 31, 2009, 2010, 2011, 2012 and 2013 for the intangible assets noted above will be $417,819, $349,443, $347,360, $341,110 and $341,110, respectively.

Included in intangible assets for the fiscal years ended March 31, 2008 and 2007 is goodwill of $895,258 and $20,402, respectively, that is not subject to amortization and net borrowing costs of $68,376 and $25,702, respectively, which are subject to amortization on a straight line basis over the life of the Company’s financing agreement (see Note 7).

4. Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers' compensation claims and a portion of the Brown acquisition consideration which is being held pending finalization of any potential downward purchase price adjustment.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2008, 2007 and 2006

5. Other Assets

Other assets at March 31, 2008 and 2007 consist of the following:

	2008	2007

Workers’ compensation insurance	$1,622,489	$3,249,549
Other receivables	138,413	138,187
Security deposits	247,122	210,184
Deferred tax asset	2,605,253	1,358,845
Other (a)	336,130	227,293
	4,949,407	5,184,058
Current portion	(1,910,163)	(3,428,626)
Total non-current portion	$3,039,244	$1,755,432

(a)
The fair value of investments included in other assets at March 31, 2008 is $172,245, resulting in an unrealized loss of $240,270. These securities have been in an unrealized loss position for less than twelve months.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2008 and 2007 consist of the following:

	2008	2007

Payroll and related expenses	$4,048,102	$3,367,775
Taxes and fees payable	2,139,846	800,687
Accrued interest payable	46,659	71,143
Other	740,177	280,257
Total	$6,974,784	$4,519,862

7. Short-Term Borrowings

Short-term borrowings at March 31, 2008 and 2007 consist of the following:

	2008	2007

Line of credit	$8,752,433	$8,487,065
Total	$8,752,433	$8,487,065

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

On March 22, 2006, we entered into an Amended and Restated Financing Agreement with CIT (the “Amended and Restated Agreement”), which provided for borrowings as noted above, but in no event more that $12,000,000. The Amended and Restated Agreement provided for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended and Restated Agreement provided that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, (as defined in the Amended and Restated Agreement), plus .25% if our EBITDA, (as defined in the Amended and Restated Agreement), is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, (as defined in the Amended and Restated Agreement), plus 2.75% if our EBITDA is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate plus 2.50%.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2008, 2007 and 2006

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”). Pursuant to the Amended Agreement, the aggregate line of credit was increased from $12,000,000 to $16,000,000, and we were provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business (see Note 9). The Amended Agreement also provides for an extension of the maturity date to December 12, 2008, and for reductions in fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended Agreement), less .25% and for LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement), plus 2.0%.

As of March 31, 2008, the interest rates were 5.00% and 5.10% for revolving and LIBOR loans, respectively. Closing costs for the Amended Agreement totaled $158,472, including $125,000 payable to the lender, with $45,000 due at closing, $40,000 due six months after closing and $40,000 due twelve months after closing, and $33,472 in legal costs incurred in connection with the transaction. Such costs are being amortized over the remaining life of the Amended Agreement.

At March 31, 2008, we had borrowed $2,752,433 in revolving loans, $6,000,000 in LIBOR loans and had a $70,000 letter of credit outstanding representing approximately 72% of the maximum borrowing capacity under the Amended Agreement based on our “eligible accounts receivable” (as defined under the Amended Agreement) as of such date. However, as our business grows and produces new receivables (as to which no assurance can be given), up to an additional $7,177,567 could be available to borrow under the Amended Agreement.

We rely on our revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, CIT has the right to immediately request the repayment in full of all borrowings under the Amended Agreement, unless CIT waives the breach. For the fiscal year ended March 31, 2008, we were in compliance with all covenants under the Amended Agreement.

8. Long-Term Debt

Long-term debt at March 31, 2008 and 2007 consist of the following:

	2008	2007

Promissory note due at
June 13 and December 13, 2007
with interest at 7.75%	—	225,000

Various installment loans
due at various dates through March
2009, with interest ranging from
8.24% to 10.25% (a)	$5,901	$27,956
	5,901	252,956
Current maturities	(5,901)	(247,054)

Total	$—	$5,902

(a) Payable to General Motors Acceptance Corporation and Ford Motor Credit Corporation. The notes are collateralized by automobiles.

9. Acquisitions

(a)
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

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2008, 2007 and 2006

The acquisition of Brown is expected to continue to broaden our national network of office locations and expand our geographical reach as part of the Company’s ongoing efforts to accelerate growth and profitability. This transaction further enhances our position as a nationally recognized provider of security services in this growing market within the United States.

Activity related to the acquisition of Brown and its related subsidiaries included in the consolidated statements of income consisted of the following:

	Three Months Ended	Twelve Months Ended
	March 31,	March 31,
	2008	2008

Revenues	$2,688,180	$10,903,293
Net income	118,542	410,608
Net income per common share:
Basic	$.01	$.04

Diluted	$.01	$.04

(b)  On January 7, 2008 we completed the acquisition of substantially all of the assets of Expert Security Services, Inc., a Maryland-based provider of guard and related security services (“ESS”). The purchase price for these assets was $437,000, subject to adjustment based on the achievement or failure to achieve certain revenue targets, as specified in accordance with the terms, and subject to the conditions, of that certain Asset Purchase Agreement dated as of January 1, 2008, among the Company, ESS and the shareholders of ESS. We paid the entire purchase price in cash at the closing and no goodwill was recorded as part of this transaction.

10. Net Income (Loss) per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income (loss) for the fiscal years ended March 31, 2008, 2007 and 2006:

	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Year ended March 31, 2008
Basic EPS	$2,473,585	10,733,797	$.23
Options issued February 2001,
August 2004, May 2005, September 2005,
February 2006, September 2006,
October 2006, April 2007,
September 2007 and January 2008		650,188
Diluted EPS	$2,473,585	11,383,985	$.22

Year ended March 31, 2007
Basic EPS	$1,240,039	10,137,970	$.12
Effect of dilutive shares:
Options issued February 2001,
August 2004, May 2005,
September 2005, February 2006,
September 2006 and October 2006		482,786
Diluted EPS	$1,240,039	10,620,756	$.12

Year ended March 31, 2006
Basic EPS	$(99,595)	8,834,952	$(.01)
Effect of dilutive shares:
Options issued November 2000,
February 2001, August 2004, May 2005,
September 2005 and February 2006		811,963
Diluted EPS	$(99,595)	9,646,915	$(.01)

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2008, 2007 and 2006

11. Retirement Plans

In November 1999, the Company adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. During the fiscal year ended March 31, 2007, the plan was revised to allow for employer matching of elective deferrals, only for certain employees working under a specific customer contract, as defined. For the fiscal year ended March 31, 2007, discretionary contributions in the amount of $2,168 were paid. No discretionary amounts were accrued or paid for the fiscal years ended March 31, 2008 and 2006.

12. Concentrations of Credit Risk

Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 36% and 32% and in the New York Metropolitan area with 41% and 42% of total receivables as of March 31, 2008 and 2007, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the fiscal years ended March 31, 2008, 2007 and 2006, the Company generated 62%, 66% and 65%, respectively, of its revenue from aviation and related services. Trade receivables due from the commercial airline industry comprised 57% and 67% of net receivables as of March 31, 2008 and 2007, respectively. The Company's remaining customers are not concentrated in any specific industry and no single customer accounts for more than 10% of accounts receivable.

The Company maintains its cash accounts in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Company management believes these accounts are not exposed to any significant credit risk.

13. Significant Customers

The Company operates as a provider of security officer services to a wide range of industries which the Company has categorized into three groups; security officer services, aviation services and support services. The latter includes revenues from administrative service agreements and back office support to police departments.

Net revenues for the groups noted above were as follows for the three years ended March 31:

	2008	2007	2006
Security Officer Services	$45,587,205	$31,413,964	$29,269,512
Aviation Services	73,617,327	62,086,936	55,588,468
Support Services	199,333	321,646	350,635

Total	$119,403,865	$93,822,546	$85,208,615

For the fiscal years ended March 31, 2008, 2007 and 2006, one airline customer accounted for approximately $18,117,000, $14,700,000 and $14,309,000, respectively, of the Company’s total revenue.

14. Insurance Reserves

We have an insurance policy covering workers’ compensation claims in states that we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $1,609,009, $2,042,618 and $2,881,041, for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others. We insure against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $5,000,000 per occurrence. Effective October 1, 2006, the policy limit was increased to $7,000,000 per occurrence with an additional excess umbrella policy of $5,000,000. On the aviation related business, as of October 1, 2004, we acquired a policy with a $30,000,000 limit per occurrence. Effective as of October 1, 2006, we retain the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair and electric cart operations, and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to us.

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

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2008, 2007 and 2006

15. Contingencies

The nature of our business is such that there is a significant volume of routine claims and lawsuits that are issued against us, the vast majority of which never lead to substantial damages being awarded. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability. Some of the claims brought against us could result in significant payments; however, the exposure to us under general liability is limited to the first $25,000 per occurrence on the non-aviation, airport wheelchair and electric cart operations related claims and $5,000 per occurrence on the aviation related claims except $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

In addition to such cases, we have been named as a defendant in several uninsured employment related claims which are currently before various courts, the Equal Employment Opportunities Commission or various state and local agencies. We have instituted policies to minimize these occurrences and monitor those that do occur. At this time, we are unable to determine the impact on the financial position and results of operations that these claims may have, should the investigations conclude that they are valid.

The Company has an employment agreement with its President. The agreement is for a three year period expiring September 7, 2007. Commencing on September 7, 2007, and on the first day of each one-year anniversary thereafter, the agreement shall automatically be extended for one additional year unless either party shall have given notice to the other party, at least 60 days prior to such anniversary that it does not wish to extend the term of the agreement. The terms of the agreement call for severance payments and specified benefits of approximately $315,000 depending upon the reason for termination.

16. Lease Commitments

The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $1,526,789, $1,148,894 and $962,687, for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

The Company leases certain equipment and vehicles under agreements that are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2008 are $701,985 and $679,206 and at March 31, 2007 are $718,257 and $664,138, respectively.

The future minimum payments under long-term non-cancelable capital and operating lease agreements are as follows:

	Capital	Operating
	Leases	Leases

Year ending: March 31, 2009	$17,573	$1,202,453
March 31, 2010	8,889	796,332
March 31, 2011	8,699	491,364
March 31, 2012	—	213,161
March 31, 2013	—	6,707
	35,161	2,710,017
Amounts representing interest	(473)	—
Total	$34,688	$2,710,017

17. Other Commitments

On March 31, 2004, the Company settled a dispute with a uniform cleaning service that calls for the Company to pay $1,756 per week for 344 weeks or a total amount of $604,133 ending in fiscal 2011. The expense recorded in connection with weekly payments under this agreement amounted to $91,322, $93,079 and $93,079 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2008, 2007 and 2006

The required future minimum payments under the agreement are as follows:

Year ending: March 31, 2009	$91,322
March 31, 2010	91,322
March 31, 2011	56,209
Total	$238,853

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

In September 2005, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In each of September 2007, 2006 and 2005, options to purchase 80,000 shares of the Company’s common stock were issued. The outstanding options are exercisable at any time before September 19, 2017 at $3.19 per share, September 19, 2016 at $2.67 per share and September 21, 2015 at $2.05 per share, respectively.

In February 2006, October 2006 and April 2007, the Company granted consultants warrants to purchase an aggregate of 350,000, 100,000 and 50,000 shares of the Company’s common stock at exercise prices of $2.00, $2.70 and $2.70 per share, respectively. The outstanding warrants are exercisable at any time before February 2, 2009, September 30, 2009 and March 31, 2010, respectively.

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

In April 2007 and January 2008, we granted stock options in connection with employment agreements to purchase 65,000 and 25,000 shares of the Company’s common stock at exercise prices of $3.00 and $3.35 per share, respectively. The options vest with respect to one-twelfth (1/12) of the aggregate number of shares on the date of issuance and on the same date of each succeeding month. The vested outstanding options are exercisable at any time before April 11, 2017 and December 31, 2017, respectively.

On August 30, 2004 (the “Effective Date”), the Company issued stock options to its President and former Chief Operating Officer (the “Executive”) to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.35 per share. The options vest, and may be exercised by the Executive with respect to 200,000 shares on the Effective Date and commencing one year after the Effective Date, 12,500 shares per month through August 2007. The vested outstanding options are exercisable at any time before August 29, 2014.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2008, 2007 and 2006

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

The following is a summary of activity related to all Company stock option and warrant arrangements:

	Options		Warrants
	Exercise	Number of	Exercise	Number of
	Price	Shares	Price	Shares

Outstanding at March 31, 2005	$.75 - 1.35	780,000	$1.25	2,298,092

Issued	1.49 - 2.05	120,000	2.00	350,000
Exercised	.75	(60,000)	1.25	(2,298,092)
Outstanding at March 31, 2006	.75 - 2.05	840,000	2.00	350,000

Issued	2.67	80,000	2.70	100,000
Forfeited	1.49	(25,000)
Outstanding at March 31, 2007	.75 - 2.67	895,000	2.00 - 2.70	450,000

Issued	3.00 -3.35	170,000	2.70	50,000
Exercised	2.05	(5,000)
Outstanding at March 31, 2008	$.75 - $3.35	1,060,000	$2.00 - 2.70	500,000

At March 31, 2008 there were 1,060,000 and 500,000 options and warrants outstanding, respectively, exercisable at prices ranging from $.75 to $3.35, and 2,530,000 shares reserved for issuance under all stock arrangements.

Significant option and warrant groups outstanding at March 31, 2008 and the related weighted average exercise price and life information are as follows:

			Weighted	Weighted
	Options/	Options/	Average	Average
Range of	Warrants	Warrants	Exercise	Remaining
Exercise Price	Outstanding	Exercisable	Price	Life (years)

$.75 - $3.35	1,060,000	1,041,250	$1.78	7.06

2.00 - 2.70	500,000	500,000	2.21	1.09

$.75 - $3.35	1,560,000	1,541,250	1.92	5.14

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

The weighted average estimated values of stock options granted during fiscal 2008, 2007 and 2006 were $.97, $.88 and $.75, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2008	2007	2006

Risk-free interest rate	3.94%	3.97%	3.64%
Years until exercise	3.00	3.00	3.00
Volatility	39.7%	41.4%	42.9%
Dividend yield	0.00%	0.00%	0.00%
Termination rate	n/a	n/a	n/a

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2008, 2007 and 2006

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

The Company recorded total stock based compensation costs of $239,900, $226,550 and $397,350 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

19. Income Taxes

Net income tax benefit for the fiscal years ended March 31 consists of the following:

	2008	2007	2006
Current:
Federal	$(810,000)	$(375,000)	$—
State and local	(265,000)	(200,000)	—
	(1,075,000)	(575,000)	—
Deferred:
Federal	902,000	730,000	51,545
State and local	333,000	295,000	14,850
	1,235,000	1,025,000	66,395
Net income tax benefit	$160,000	$450,000	$66,395

The differences (expressed as a percentage of pretax income) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

	2008	2007	2006

Statutory federal income tax rate	34.0	34.0	34.0
State and local income taxes, net of federal benefit	7.0	7.0	7.0
Valuation allowance and reserves	(47.5)	(49.4)	11.3
Permanent differences	.7	9.7	(12.3)
Utilization of net operating loss carryforwards	(1.0)	(52.7)	—

Effective tax rate	(6.8)%	(51.4)%	40.0%

The significant components of deferred tax assets and liabilities as of March 31, 2008 and 2007 are as follows:

	2008	2007
Current deferred tax assets:
Accounts receivable	$349,957	$357,501
Accrued expenses	127,707	106,207
Contingency reserves	4,300	4,300
	481,964	468,008
Valuation allowance	—	—
Net current deferred tax assets	$481,964	$468,008
Non-current deferred tax assets (liabilities):
Equipment	$(55,952)	$(55,830)
Intangible assets	350,259	400,449
Self-insurance	288,365	231,986
Workers compensation reserve	1,124,807	1,108,879
Employee stock compensation	415,810	314,029
	2,123,289	1,999,513
Valuation allowance	—	(1,108,676)

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2008, 2007 and 2006

Net non-current deferred tax assets	2,123,289	890,837
Total deferred tax assets	$2,605,253	$1,358,845

The valuation allowance decreased by $1,108,676, $ 842,205 and $18,294 during the fiscal years ended March 31, 2008, 2007 and 2006, respectively. The Company has determined based on its expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2008 and 2007. Federal and state net operating loss carryforwards utilized during the year ended March 31, 2008 were acquired via the acquisition of Brown Security Industries, Inc. in April 2007 (see Note 9), as previously available federal net operating loss carryforwards were fully utilized during the year ended March 31, 2007.

20. Related Party Transactions

In addition to an annual directors fee of $10,000, directors receive payments of fees for attending board and certain committee meetings in the amount of $1,000, for each meeting attended.

21. Quarterly Results (unaudited)

Summary data relating to the results of operations for each quarter for the fiscal years ended March 31, 2008 and 2007 follows:

	Three Months Ended
	June 30	Sept. 30	Dec. 31	March 31

Fiscal year 2008
Security officer service revenue	$28,034,825	$30,563,886	$30,173,901	$30,431,920
Administrative service revenue	49,063	49,896	51,427	48,947
Total revenue	28,083,888	30,613,782	30,225,328	30,480,867
Gross profit	3,577,637	4,389,273	4,151,730	4,123,637
Net income	458,865	555,818	540,471	918,431
Net income
per common share (basic)	0.04	0.05	0.05	0.09
per common share (diluted)	0.04	0.05	0.05	0.08

Fiscal year 2007
Security officer service revenue	22,210,245	23,822,667	24,002,844	23,465,144
Administrative service revenue	95,649	88,021	89,923	48,053
Total revenue	22,305,894	23,910,688	24,092,767	23,513,197
Gross profit	3,223,570	3,426,577	3,809,192	3,205,893
Net income	204,325	174,788	225,341	635,585
Net income
per common share (basic)	0.02	0.02	0.02	0.06
per common share (diluted)	0.02	0.02	0.02	0.06

Schedule II

COMMAND SECURITY CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

		Against
		Additions	Amounts
		(Reductions)	Due to
	Balance at	Charged or	Administrative	Charged	Deductions	Balance
	Beginning	Credited to	Service	to Other	from	at End of
	of Period	Expenses	Clients	Accounts	Reserve	Period

Year ended March 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts receivable – current maturities	$831,397	$(151,918)	$—	$477,493	$(136,530)	$1,020,442

Year ended March 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts receivable – current maturities	332,892	214,889	126,386	187,979	(30,749)	831,397

Year ended March 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts receivable – current maturities	301,465	1,158,182	53,960	(16,901)	(1,163,814)	332,892

See auditor's report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: June 27, 2008
By: /s/ Barry I. Regenstein
Barry I. Regenstein
President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter Kikis Peter Kikis	Chairman of the Board	June 27, 2008

/s/ Barry I. Regenstein Barry I. Regenstein	Director, President and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)	June 27, 2008

/s/ Martin C. Blake, Jr. Martin C. Blake, Jr.	Director and Chief Operating Officer	June 27, 2008

/s/ Robert S. Ellin Robert S. Ellin	Director	June 27, 2008

/s/ Thomas Kikis Thomas Kikis	Director	June 27, 2008

/s/ Laurence A. Levy Laurence A. Levy	Director	June 27, 2008

COMMAND SECURITY CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended & Restated Articles	Incorporated by reference to Exhibit of Incorporation 3.3 of the form 10-K for the fiscal year ended March 31, 1993 (the "1993 10-K").

3.2	By-Laws	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the fiscal year ended March 31, 1991 (the "1991 10-K").

3.3	Amendments to By-Laws	Incorporated by reference to Exhibit 3.1 of the Form 8-K filed September 20, 2006.

3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.4 of the Eighth Amendment to the Registration Statement filed on Form S-1, File No. 33-75336 (the "S-1").

4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to Registrant's Registration Statement on Form S-18, file number 33, 35007-NY (the "S-18").

4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2 of the Third Amendment to the S-1.

10.1	Purchase and Sale Agreement dated February 24, 1996, for the acquisition of United Security Group Inc.	Incorporated by reference to Exhibit 2.1 of the Form 8-K filed March 23, 1996.

10.2	CIT Group/Business Credit, Inc. Financing Agreement dated December 12, 2003	Incorporated by reference to Exhibit 10.41 of the Form 10-K for the fiscal year ended March 31, 2004 filed on July 14, 2004.

10.3	Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. dated March 21, 2006	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed March 21, 2006.

10.4	Consulting Agreement with Giuliani Security & Safety LLC dated January 9, 2006	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed January 9, 2006.

10.5	Consulting Agreement with Jericho State Capital Consulting LLC dated February 3, 2006	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed February 3, 2006.

10.6	First Amendment and Consent to Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. dated June 13, 2006	Incorporated by reference to Exhibit 10.5 of the Form 8-K filed June 13, 2006.

10.7	Agreement for Purchase and Sale of Assets dated June 13, 2006, for the acquisition of Sterling Protective Group, Inc.	Incorporated by reference to Exhibit 10.6 of the Form 8-K filed June 13, 2006.

10.8	Second Amendment to the Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. dated September 30, 2006	Incorporated by reference to Exhibit 10.7 of the Form 10-Q filed February 13, 2007.

10.9	Third Amendment to Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. Inc. dated April 12, 2007	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed April 12, 2007.

10.10	Stock Purchase Agreement dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 12, 2007.

10.11	Amended and Restated Plan of Merger dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed April 12, 2007.

10.12	Asset Purchase Agreement dated January 1, 2008 for the acquisition of Expert Security Services, Inc.	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed January 7, 2008.

11	Computation of Income (Loss) Per Share of Common Stock	Incorporated by reference to Note 10 of the Financial Statements.

14	Command Code of Ethics	Exhibit 14 attached hereto.

31.1	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Exhibit 31.1 attached hereto.

31.2	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Exhibit 31.2 attached hereto.

32.1	Section 1350 Certifications	Exhibit 32.1 attached hereto.

32.2	Section 1350 Certifications	Exhibit 32.2 attached hereto.

99.1	Reliance Warrant	Incorporated by reference to Exhibit 99.14 of the Form 8-K filed September 27, 2000.

99.2	Registration Rights Agreement	Incorporated by reference to Exhibit 99.22 of the Form 8-K filed September 27, 2000.

99.3	Audit Committee of the Board of Directors Charter and Powers	Exhibit 99.3 attached hereto.

99.4	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25 of the Form 10-K for the fiscal year ended March 31, 2001 filed on July 3, 2001.

99.5	2005 Stock Incentive Plan	Incorporated by reference to Exhibit 99.5 of the Form 10-K for the fiscal year ended March 31, 2006 filed on June 28, 2006.

99.6	Blake Warrant	Incorporated by reference to Exhibit 99.27 of the Form 10-K for the fiscal year ended March 31, 2001 filed on July 3, 2001.

99.7	Barry I. Regenstein Employment Agreement	Incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on August 27, 2004.

99.8	Marc W. Brown Employment Agreement	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed on April 12, 2007.