Form 10-Q
period 2008-06-30
COMMAND SECURITY CORP
filed 2008-08-14
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock as of August 7, 2008 was 10,757,216.

Table of Contents

PART I.  FINANCIAL INFORMATION     Page No.

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income -
	three months ended June 30, 2008
	and 2007 (unaudited)	3

	Condensed Consolidated Balance Sheets -
	June 30, 2008 (unaudited) and March 31, 2008	4

	Condensed Consolidated Statements of Changes in Stockholders' Equity -
	three months ended June 30, 2008 and 2007
	(unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	three months ended June 30, 2008 and 2007
	(unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8-11

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 6.	Exhibits	20

SIGNATURES		21

Exhibit 31.1	Certification of Barry I. Regenstein

Exhibit 32.1	§1350 Certification of Barry I. Regenstein

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 30	June 30
	2008	2007
Revenues	$31,948,956	$28,083,888

Cost of revenues	27,343,957	24,506,251

Gross profit	4,604,999	3,577,637

Operating expenses
General and administrative	3,480,738	3,089,956
Provision (recoveries) for doubtful accounts, net	81,534	(293,760)
	3,562,272	2,796,196
Operating income	1,042,727	781,441

Interest income	7,647	30,278
Interest expense	(127,051)	(228,261)
Gain on sale of available for-sale securities	--	50,007
Equipment dispositions	6,612	400

Income before income taxes	929,935	633,865
Provision for income taxes	380,000	175,000

Net income	$549,935	$458,865

Net income per common share
Basic	$.05	$.04
Diluted	$.05	$.04

Weighted average number of common shares outstanding
Basic	10,757,216	10,677,141
Diluted	11,420,130	11,264,038

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30,	March 31,
	2008	2008
Current assets:

Cash and cash equivalents	$262,371	$146,782
Accounts receivable, net of allowance for doubtful accounts of $1,060,031 and $1,020,442, respectively	21,030,373	20,097,835
Prepaid expenses	2,323,369	2,680,751
Other assets	1,948,592	1,910,163
Total current assets	25,564,705	24,835,531

Furniture and equipment at cost, net	525,537	559,665

Other assets:
Intangible assets, net	3,940,370	4,049,273
Restricted cash	128,915	302,736
Other assets	2,864,498	3,039,244
Total other assets	6,933,783	7,391,253

Total assets	$33,024,025	$32,786,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,633,092	$1,962,314
Current maturities of long-term debt	2,937	5,901
Current maturities of obligations under capital leases	15,104	17,100
Short-term borrowings	9,009,912	8,752,433
Accounts payable	1,143,092	1,025,963
Accrued expenses and other liabilities	6,687,054	6,974,784
Total current liabilities	18,491,191	18,738,495

Insurance reserves	648,189	670,617
Obligations under capital leases, due after one year	15,510	17,588
Total liabilities	19,154,890	19,426,700

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	--	--
Common stock, $.0001 par value	1,076	1,076
Accumulated other comprehensive income (loss)	(287,069)	(240,270)
Additional paid-in capital	15,931,197	15,924,947
Accumulated deficit	(1,776,069)	(2,326,004)
Total stockholders’ equity	13,869,135	13,359,749

Total liabilities and stockholders’ equity	$33,024,025	$32,786,449

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Additional
	Preferred	Common	Comprehensive	Paid-In	Accumulated
	Stock	Stock	Income (Loss)	Capital	Deficit
Balance at March 31, 2007	$--	$1,014	$12,550	$13,889,861	$(4,799,589)

Issuance of 614,246 shares for Acquisition		61		1,784,939

Stock compensation cost				93,550

Other comprehensive income (a)			(12,481)

Net income - three months ended June 30, 2007					458,865

Balance at June 30, 2007	--	1,075	69	15,768,350	(4,340,724)

Options exercised		1		10,247

Stock compensation cost				146,350

Other comprehensive income (a)			(240,339)

Net income - nine months ended March 31, 2008					2,014,720

Balance at March 31, 2008	--	1,076	(240,270)	15,924,947	(2,326,004)

Stock compensation cost				6,250

Other comprehensive income (a)			(46,799)

Net income - three months ended June 30, 2008					549,935

Balance at June 30, 2008	$--	1,076	$(287,069)	$15,931,197	$(1,776,069)

(a)	- Represents unrealized gain (loss) on marketable securities.

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flow from operating activities:
Net income	$549,935	$458,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,450	160,084
Provision (recoveries) for doubtful accounts, net	39,589	(293,760)
Gain on equipment dispositions	(6,612)	(400)
Gain on sale of investments	--	(50,007)
Stock based compensation costs	6,250	93,550
Insurance reserves	(22,428)	88,708
Deferred income taxes	140,000	203,000
(Increase) decrease in receivables, prepaid expenses and other current assets	(491,408)	48,868
Decrease in accounts payable and other current liabilities	(170,600)	(33,086)
Net cash provided by operating activities	224,176	675,822

Cash flows from investing activities:
Purchases of equipment	(35,169)	(77,946)
Proceeds from equipment dispositions	6,612	400
Acquisition of businesses	(1,250)	(1,666,042)
Proceeds from sale of investments	--	149,096
Net cash used in investing activities	(29,807)	(1,594,492)

Cash flows from financing activities:
Net advances on line-of-credit	257,479	677,794
(Decrease) increase in checks issued in advance of deposits	(329,221)	469,468
Debt issuance costs	--	(40,000)
Principal payments on other borrowings	(2,964)	(114,117)
Principal payments on capital lease obligations	(4,074)	(7,550)
Net cash (used in) provided by financing activities	(78,780)	985,595

Net change in cash and cash equivalents	115,589	66,925

Cash and cash equivalents, beginning of period	146,782	220,040

Cash and cash equivalents, end of period	$262,371	$286,965

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:	2 0 0 8	2 0 0 7

Interest	$129,658	$219,526
Income taxes	4,300	437,873

Supplemental Schedule of Non-Cash Investing and Financing Activities

For the three months ended June 30, 2007, we acquired a security services business for a purchase price of $3,400,000. At the closing, we paid $1,615,000 of the purchase price in cash and issued 614,246 shares of our common stock, valued at an aggregate amount of $1,785,000 for the remaining balance of the purchase price. The issuance of these shares of our common stock has been excluded from investing and financing activities on the condensed consolidated statements of cash flows presented.

For the three months ended June 30, 2007, we received available-for-sale securities in connection with our claim related to the bankruptcy filing of Northwest Airlines in the amount of $366,988 which is included as a bad debt recovery in the accompanying condensed consolidated statements of income. This amount has been excluded from investing activities on the condensed consolidated statements of cash flows presented.

See accompanying notes to condensed consolidated financial statements.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in our consolidated financial statements for the fiscal year ended March 31, 2008. In this discussion, the words “Company”, “we”, “our” “us” and terms of similar import should be deemed to refer to Command Security Corporation.

The condensed consolidated financial statements for the interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2009 or for any subsequent period. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report. All such adjustments are of a normal recurring nature.

1.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15,2008, and interim periods within those fiscal years. The adoption of SFAS No.157 when it became effective for the Company on April 1, 2008 did not have a material impact on the Company's condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No.157 when it became effective for the Company on April 1, 2008 did not have a material impact on the Company's condensed consolidated financial statements.

2.	Short-Term Borrowings:

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT Group/Business Credit, Inc. (“CIT”) that had a term of three years ending December 12, 2006 and provided for borrowings in an amount up to 85% of our eligible accounts receivable, as defined in the Agreement, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit was offset by a reserve against all outstanding payroll checks. Borrowings under the Agreement bore interest at the prime rate, (as defined in the Agreement), plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances we owe to CIT in the loan account at the close of each day during such month. Closing costs totaled $279,963 and are being amortized over the three year life of the Agreement, as extended (see below).

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

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”). Pursuant to the Amended Agreement, the aggregate line of credit was increased from $12,000,000 to $16,000,000, and we were provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business. The Amended Agreement also provides for an extension of the maturity date to December 12, 2008, and for reductions in fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, (as defined in the Amended Agreement), less .25% and for
LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the
LIBOR rate, (as defined in the Amended Agreement), plus 2.0%.

As of June 30, 2008, the interest rates were 4.75% and 4.78% for revolving and LIBOR loans, respectively. Closing costs for the Amended Agreement totaled $158,472, including $125,000 payable to the lender, with $45,000 due at closing, $40,000 due six months after closing and $40,000 due twelve months after closing, and $33,472 in legal costs incurred in connection with the transaction. Such costs are being amortized over the remaining life of the Amended Agreement.

At June 30, 2008, we had borrowed $3,009,912 in revolving loans, $6,000,000 in LIBOR loans and had a $70,000 letter of credit outstanding representing approximately 64% of our maximum borrowing capacity under the Amended Agreement based on our “eligible accounts receivable” (as defined under the Amended Agreement) as of such date. However, as our business grows and produces new eligible accounts receivable (as to which no assurance can be given), up to an additional $6,920,088 could be available to borrow under the Amended Agreement.

We rely on our revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, CIT has the right to immediately request the repayment in full of all borrowings under the Amended Agreement, unless CIT waives the breach. For the three months ended June 30, 2008, we were in compliance with all covenants under the Amended Agreement.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3.	Other Assets:

Other assets consist of the following:	June 30,	March 31,
	2008	2008
Workers’ compensation insurance	$1,775,539	$1,622,489
Other receivables	--	138,413
Security deposits	226,056	247,122
Deferred tax asset	2,465,253	2,605,253
Other	346,242	336,130
	4,813,090	4,949,407
Current portion	(1,948,592)	(1,910,163)
Total non-current portion	$2,864,498	$3,039,244

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	June 30,	March 31,
	2008	2008
Payroll and related expenses	$3,744,697	$4,048,102
Taxes and fees payable	2,472,743	2,139,846
Accrued interest payable	40,347	46,659
Other	429,267	740,177
Total	$6,687,054	$6,974,784

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states that we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $536,833 and $576,707, for the three months ended June 30, 2008 and 2007, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others. We insure against such claims and suits through general liability policies with third-party insurance companies. Such policies have limits of $7,000,000 per occurrence for claims related to our non-aviation business with an additional excess umbrella policy of $5,000,000. On the aviation related business, we have a policy with a $30,000,000 limit per occurrence. We retain the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair and electric cart operations and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to us.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6.	Net Income per Common Share:

Under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three months ended June 30, 2008 and 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the related notes contained in this quarterly report.

Forward Looking Statements

Certain of our statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report and, in particular, those under the heading “Outlook,” contain forward-looking statements. The words “may”, “will”, “should”, “expect”, “anticipate”, “believe”, “plans”, “intend” and “continue”, or the negative of these words or other variations on these words or comparable terminology typically identify such statements. These statements are based on our management’s current expectations, estimates, forecasts and projections about the industry in which we operate generally, and other beliefs of and assumptions made by our management, some or many of which may be incorrect. In addition, other written or verbal statements that constitute forward-looking statements may be made by us or on our behalf. While our management believes these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the industries in which we operate. Moreover, we believe that the current business environment is more challenging and difficult than it has been in the past several years, if not longer. Many of our customers, particularly those that are primarily involved in the aviation industry, are currently experiencing substantial financial and business difficulties as a result of a generally poor economic environment, and the relatively high price of oil and the corresponding substantial increase in their operating costs in particular. If the business of any substantial customer or group of customers fails or is materially and adversely affected by these factors, they may seek to substantially reduce their expenditures for our services. These factors could cause our actual results to differ materially from the forward-looking statements that we have made in this quarterly report. Further, other factors, including, but not limited to, those relating to the shortage of qualified labor, competitive conditions, and adverse changes in economic conditions of the various markets in which we operate, could adversely impact our business, operations and financial condition and cause our actual results to fail to meet our expectations, as expressed in the forward-looking statements that we have made in this quarterly report. These forward-looking statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult for us to predict. We undertake no obligation to update publicly any of these forward-looking statements, whether as a result of new information, future events or otherwise.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with respect to our fiscal year ended March 31, 2008 could cause our actual results and experience to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for certain items such as allowances for doubtful accounts, depreciation and amortization, income tax assets and insurance reserves. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

Revenue Recognition

We record revenues as services are provided to our customers. Revenues are generated primarily from our aviation and security services, which we typically bill at hourly rates. These rates may vary depending on base, overtime and holiday time worked.

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

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs that are being amortized on a straight-line basis over three to ten years and goodwill which is reviewed annually for impairment. The life assigned to customer lists acquired is based on management’s estimate of the attrition rate of our customers. The attrition rate is estimated based on historical contract longevity and management’s operating experience. We test for impairment annually or when events and circumstances warrant such a review, if sooner. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We were required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $6,250 and $93,550 for stock compensation cost for the three months ended June 30, 2008 and 2007, respectively. Such non-cash charge would have been the same under the provisions of SFAS 148.

Results of Operations

Revenues

Our revenues increased $3,865,068, or 13.8%, for the three months ended June 30, 2008 compared with the corresponding period of the prior year. This increase in revenues resulted primarily from: (i) expanded security services provided to new and existing customers of approximately $2,400,000 including a major medical center, a New York based hospital center and a major international commercial bank; (ii) the acquisition of a Maryland-based security services business that we acquired in January 2008 of approximately $525,000; and (iii) expanded aviation services to new and existing customers of approximately $1,700,000 at our terminal operations at Los Angeles International Airport in California and John F. Kennedy International Airport and LaGuardia Airport in New York. The increase in revenues was partially offset by the loss of revenues at seven domestic airport locations of approximately $933,000 in the aggregate resulting from a change in government regulations that requires the Transportation Security Administration (“TSA”) to provide certain document verification services that we formerly provided at these airports.

Gross Profit

Our gross profit increased by $1,027,362, or 28.7%, for the three months ended June 30, 2008 compared with the corresponding period of the prior year. The increase in gross profit resulted primarily from: (i) our acquisition of a Maryland-based security services businesses in January 2008; (ii) expanded security and aviation services provided to new and existing customers as described above; (iii) lower labor ratio margins for our security services division; and (iv) lower workers’ compensation insurance costs. The increase in our gross profit was partially offset by the loss to the TSA of certain document verification services, described above.

General and Administrative Expenses

Our general and administrative expenses increased by $390,782, or 12.6%, for the three months ended June 30, 2008 compared with the corresponding period of the prior year. The increase in general and administrative expenses resulted primarily from higher: (i) administrative payroll and related costs of approximately $350,000 associated primarily with expanded operations, including the acquisition in Maryland noted above, and additional investment in our sales and marketing group; (ii) health insurance costs; and (iii) professional and related fees. The increase in our general and administrative expenses was partially offset by approximately $132,000 of: (i) lower stock compensation costs, and (ii) the absence in the current year period of public company expenses associated with our initial listing of our common shares on the American Stock Exchange in the prior year.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $375,294 for the three months ended June 30, 2008 compared with the corresponding period of the prior year. The increase in our provision for doubtful accounts reflects the recovery of approximately $369,000 attributable to the value of the stock that we received under our claim related to the bankruptcy filing of Northwest Airlines in the corresponding period of the prior year.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the increase during the three months ended June 30, 2008 compared with the corresponding period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on: (i) cash balances and (ii) trust funds for potential future workers’ compensation claims, decreased for the three months ended June 30, 2008 compared with the same period of the prior year as a result of lower trust fund balances due to favorable trending for potential future workers’ compensation claims.

Interest Expense

Interest expense decreased for the three months ended June 30, 2008 by $101,210 compared with the same period of the prior year. The decrease for the three month period ended June 30, 2008 was due mainly to lower weighted average interest rates and outstanding borrowings under our commercial revolving loan agreement.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The $6,612 gain on equipment dispositions for the three months ended June 30, 2008 was primarily due to the disposition of Company vehicles at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes increased for the three months ended June 30, 2008 by $205,000 compared with the same period of the prior year due mainly to an increase in our pre-tax earnings and the recognition of deferred tax assets in the prior year period.

Liquidity and Capital Resources

We pay employees and administrative service clients on a weekly basis, while customers pay for services generally within 60 days after billing by the Company. In order to fund payroll and operations, we maintain a commercial revolving loan arrangement, currently with CIT Group/Business Credit, Inc. (“CIT”).

Our principal use of short-term borrowings is for carrying accounts receivable.  Our short-term borrowings have supported the increase in accounts receivable associated with:  (i) our ongoing expansion and organic growth; (ii) the October 1, 2006 change in a majority of Delta Airline’s billing and payment terms from monthly invoices prepaid in advance to weekly invoices due in thirty (30) days and (iii) our acquisitions of Expert Security Services, Inc. and Brown Security Industries, Inc. on January 1, 2008 and April 12, 2007, respectively.  We will continue to use our short-term borrowings to support our working capital requirements.

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

CIT Revolving Loan

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT that as defined in the Agreement, had a term of three years ending December 12, 2006 and provided for borrowings in an amount up to 85% of our eligible accounts receivable, as defined in the Agreement, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit was offset by a reserve against all outstanding payroll checks. Borrowings under the Agreement bore interest at the prime rate, (as defined in the Agreement), plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by us to CIT in the loan account at the close of each day during such month. Costs to close the loan totaled $279,963 and are being amortized over the three year life of the Agreement; as extended (see below).

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

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”). Pursuant to the Amended Agreement, the aggregate line of credit was increased from $12,000,000 to $16,000,000, and we were provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business. The Amended Agreement also provides for an extension of the maturity date to December 12, 2008, and for reductions in fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, (as defined in the Amended Agreement), less .25% and for LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, (as defined in the Amended Agreement), plus 2.0%.

As of June 30, 2008, the interest rates were 4.75% and 4.78% for revolving and LIBOR loans, respectively. Closing costs for the Amended Agreement totaled $158,472, including $125,000 payable to the lender, with $45,000 due at closing, $40,000 due six months after closing and $40,000 due twelve months after closing; and $33,472 in legal costs incurred in connection with the transaction. Such costs are being amortized over the remaining life of the Amended Agreement.

At June 30, 2008, we had borrowed $3,009,912 in revolving loans and $6,000,000 in LIBOR loans and had a $70,000 letter of credit outstanding representing approximately 64% of our maximum borrowing capacity under the Amended Agreement based on our “eligible accounts receivable” (as defined under the Amended Agreement) as of such date. However, as our business grows and produces new eligible accounts receivable increases (as to which no assurance can be given), up to an additional $6,920,088 could be available to borrow under the Amended Agreement.

We rely on our revolving loan from CIT which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, CIT has the right to immediately request the repayment in full of all borrowings under the Amended Agreement, unless CIT waives the breach. For the three months ended June 30, 2008, we were in compliance with all covenants under the Amended Agreement.

Other Borrowings

During the three months ended June 30, 2008, we increased our short-term borrowings principally to support higher accounts receivable associated with our ongoing expansion and organic growth.

We have no additional lines of credit other than described above.

Investing

We have no present material commitments for capital expenditures.

Working Capital

Working capital increased by $976,478 to $7,073,514 as of June 30, 2008, from $6,097,036 as of March 31, 2008. We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,633,092 at June 30, 2008, compared with $1,962,314 at March 31, 2008. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Financial Results

Future revenue will be largely dependent upon our ability to gain additional revenue in the security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers. The revenues of our security services division has started to experience both organic and transactional growth over recent quarters after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while our marketing and sales team and branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for services provided by us. However, our aviation services division is continually subject to government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and most recently with the ongoing federalization of the document verification process at several of our domestic airport locations.

Our gross profit margin increased during the three months ended June 30, 2008 to 14.4% of revenues compared with 12.7% for the corresponding period last year. The increase resulted primarily from: (i) our acquisition of a Maryland-based security services businesses in January 2008; (ii) expanded security and aviation services as described above; (iii) lower labor ratio margins for our security services division; and (iv) lower workers’ compensation insurance costs. We expect our gross profit margins to average between 13.5% and 14.5% of revenue for fiscal year 2009 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our newly integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses for both the remainder of fiscal 2009 and future periods. Additional cost reduction opportunities are being pursued as they are determined.

The aviation services division represents approximately 59% of our total revenue, and Delta, at annual billings of approximately $18,000,000, is the largest customer of our aviation division representing, on an annual basis, approximately 25% of the revenues from our aviation services division and 15% of our total revenues. Due to the existing limitations under the Amended Agreement with CIT, we are limited to borrowing against Delta’s accounts receivable of up to (but not exceeding) approximately $2,060,000, so long as such accounts do not remain unpaid for more than 60 days from the invoice date. In the event of a bankruptcy by another airline customer(s), our earnings and liquidity could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from us.

As of the close of business on August 7, 2008, our cash availability was approximately $5,600,000, which is believed to be sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by CIT. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, barring any increase in reserves imposed by CIT. However, we cannot assure you that this will be the case, and we may be required to obtain additional financing to maintain and expand our existing operations through the sale of our securities, an increase in available borrowings under our existing or new credit facilities or otherwise. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. As of the date of this quarterly report and for the past several months, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2008, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with CIT, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the three months ended June 30, 2008, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $75,000 over the remainder of fiscal 2009. For additional information on the revolving line of credit with CIT, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

An evaluation was performed under the supervision and with the participation of management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008. There have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1 Certification of Barry I. Regenstein pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1 Certification of Barry I. Regenstein pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1 Press Release, dated August 14, 2008 announcing June 30, 2008 financial results.

Exhibit 99.2 Martin C. Blake, Jr. Employment Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: August 14, 2008	By:	/s/ Barry I. Regenstein
Barry I. Regenstein President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)