Form 10-Q
period 2008-09-30
COMMAND SECURITY CORP
filed 2008-11-14
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of outstanding shares of the registrant’s common stock as of November 6, 2008 was 10,757,216.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Revenues	$33,706,141	$30,613,782	$65,655,097	$58,697,670
Cost of revenues	28,649,796	26,224,509	55,993,753	50,730,760

Gross profit	5,056,345	4,389,273	9,661,344	7,966,910

Operating expenses
General and administrative	3,784,266	3,474,701	7,265,004	6,564,657
Provision (recoveries) for doubtful accounts, net	71,131	75,000	152,665	(218,760)
	3,855,397	3,549,701	7,417,669	6,345,897
Operating income	1,200,948	839,572	2,243,675	1,621,013

Interest income	8,146	17,564	15,793	47,842
Interest expense	(129,830)	(201,806)	(256,881)	(430,067)

Gain on sale of available for-sale securities	--	--	--	50,007
Equipment dispositions	2,200	488	8,812	888
Income before income taxes	1,081,464	655,818	2,011,399	1,289,683
Provision for income taxes	475,000	100,000	855,000	275,000

Net income	$606,464	$555,818	$1,156,399	$1,014,683

Net income per common share
Basic	$.06	$.05	$.11	$.09
Diluted	$.05	$.05	$.10	$.09

Weighted average number of common shares outstanding
Basic	10,757,216	10,714,679	10,757,216	10,714,679
Diluted	11,401,752	11,273,788	11,410,941	11,287,682

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	September 30,	March 31,
	2008	2008
Current assets:

Cash and cash equivalents	$234,179	$146,782
Accounts receivable, net of allowance for
doubtful accounts of $1,062,668 and $1,020,442, respectively	22,378,144	20,097,835
Prepaid expenses	2,352,425	2,680,751
Other assets	976,726	1,910,163
Total current assets	25,941,474	24,835,531

Furniture and equipment at cost, net	696,873	559,665

Other assets:
Intangible assets, net	5,011,650	4,049,273
Restricted cash	129,310	302,736
Other assets	3,194,028	3,039,244
Total other assets	8,334,988	7,391,253

Total assets	$34,973,335	$32,786,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,197,364	$1,962,314
Current maturities of long-term debt	703	5,901
Current maturities of obligations under capital leases	67,159	17,100
Short-term borrowings	9,601,657	8,752,433
Accounts payable	1,180,913	1,025,963
Accrued expenses and other liabilities	7,471,344	6,974,784
Total current liabilities	19,519,140	18,738,495

Insurance reserves	741,131	670,617
Obligations under capital leases, due after one year	132,560	17,588
Total liabilities	20,392,831	19,426,700

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	--	--
Common stock, $.0001 par value	1,076	1,076
Accumulated other comprehensive loss	(239,144)	(240,270)
Additional paid-in capital	15,988,177	15,924,947
Accumulated deficit	(1,169,605)	(2,326,004)
Total stockholders’ equity	14,580,504	13,359,749

Total liabilities and stockholders’ equity	$34,973,335	$32,786,449

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Accumulated Deficit

Balance at March 31, 2007	$--	$1,014	$12,550	$13,889,861	$(4,799,589)

Issuance of 614,246 shares for acquisition		61		1,784,939

Stock compensation cost				202,450

Other comprehensive income (loss) (a)			(85,251)

Net income - six months ended September 30, 2007					1,014,683

Balance at September 30, 2007	--	1,075	(72,701)	15,877,250	(3,784,906)

Options exercised		1		10,247

Stock compensation cost				37,450

Other comprehensive income (loss) (a)			(167,569)

Net income - six months ended March 31, 2008					1,458,902

Balance at March 31, 2008	--	1,076	(240,270)	15,924,947	(2,326,004)

Stock compensation cost				63,230

Other comprehensive income (loss) (a)			1,126

Net income - six months ended September 30, 2008					1,156,399

Balance at September 30, 2008	$--	1,076	$(239,144)	$15,988,177	$(1,169,605)

(a)	- Represents unrealized gain (loss) on marketable securities.

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2008	2007
Cash flow from operating activities:
Net income	$1,156,399	$1,014,683
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	367,253	337,227
Provision (recoveries) for doubtful accounts, net	42,446	(218,760)
Gain on equipment dispositions	(8,812)	(888)
Gain on sale of investments	--	(50,007)
Stock based compensation costs	63,230	202,450
Insurance reserves	70,514	328,626
Deferred income taxes	(130,000)	(37,000)
Increase in receivables, prepaid expenses
and other current assets	(911,225)	(1,096,217)
Increase in accounts payable and other current liabilities	651,511	1,090,057
Net cash provided by operating activities	1,301,316	1,570,171

Cash flows from investing activities:
Purchases of equipment	(76,227)	(97,118)
Proceeds from equipment dispositions	8,812	888
Acquisition of businesses	(1,212,875)	(1,768,096)
Proceeds from sale of investments	--	149,096
Net cash used in investing activities	(1,280,290)	(1,715,230)

Cash flows from financing activities:
Net advances on line-of-credit	849,224	206,923
(Decrease) increase in checks issued in advance of deposits	(764,950)	508,112
Debt issuance costs	--	(73,472)
Principal payments on other borrowings	(5,198)	(122,780)
Principal payments on capital lease obligations	(12,705)	(8,486)
Net cash provided by financing activities	66,371	510,297

Net change in cash and cash equivalents	87,397	365,238

Cash and cash equivalents, beginning of period	146,782	220,040

Cash and cash equivalents, end of period	$234,179	$585,278

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:	2008	2007

Interest	$254,402	$430,218
Income taxes	305,630	453,923

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the six months ended September 30, 2008, we purchased security equipment with lease financing of $177,736. This amount has been excluded from the purchases of equipment on the condensed consolidated statements of cash flows presented.

During the six months ended September 30, 2007, we acquired a security services business for a purchase price of $3,400,000. At the closing, we paid $1,615,000 of the purchase price in cash and issued 614,246 shares of our common stock, valued at an aggregate amount of $1,785,000 for the remaining balance of the purchase price. The issuance of these shares of our common stock has been excluded from investing and financing activities on the condensed consolidated statements of cash flows presented.

During the six months ended September 30, 2007, we received available-for-sale securities in connection with our claim related to the bankruptcy filing of Northwest Airlines in the amount of $366,988 which is included as a bad debt recovery in the accompanying condensed consolidated statements of income. This amount has been excluded from investing activities on the condensed consolidated statements of cash flows presented.

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended March 31, 2008. In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation.

The condensed consolidated financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for the fiscal year ending March 31, 2009 or for any subsequent period. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report. All such adjustments are of a normal recurring nature.

1.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No.157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. The stated objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No.159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations." SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

after December 15, 2008. The Company will adopt the provisions of SFAS 141(R) as of April 1, 2009.

2.	Short-Term Borrowings:

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT Group/Business Credit, Inc. (“CIT”) that had a term of three years ending December 12, 2006 and provided for borrowings in an amount up to 85% of our eligible accounts receivable, as defined in the Agreement, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenues (primarily monthly invoiced accounts) although this benefit was offset by a reserve against all outstanding payroll checks. Borrowings under the Agreement bore interest at the prime rate (as defined in the Agreement) plus 1.25% per annum, on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by us to CIT in the loan account at the close of each day during the applicable month for which interest was calculated. Costs to close the loan totaled $279,963 and are being amortized over the three year life of the Agreement, as extended (see below).

On March 22, 2006, we entered into an Amended and Restated Financing Agreement with CIT (the “Amended and Restated Agreement”), which provided for borrowings as noted above, but in no event more than $12,000,000. The Amended and Restated Agreement provided for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Under the Amended and Restated Agreement, letters of credit were subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended and Restated Agreement provided for interest to be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended and Restated Agreement) plus .25%, if our EBITDA (as defined in the Amended and Restated Agreement) was equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, the outstanding principal balance bore interest at the prime rate. For LIBOR loans, interest was calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended and Restated Agreement) plus 2.75%, if our EBITDA was equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, the outstanding principal balance bore interest at the LIBOR rate plus 2.50%.

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”). Under the Amended Agreement, the aggregate amount that we could borrow from CIT under the credit facility was increased from $12,000,000 to $16,000,000, and CIT also provided us with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business. Further, the Amended Agreement extended the maturity date of this credit facility to December 12, 2008, reduced certain fees and availability reserves and increased the letter of credit sub-line to an aggregate amount of up to $3,000,000. Under the Amended Agreement, letters of credit are subject to a one and three-quarters percent (1.75%) per annum fee on the face amount of each letter of credit. The Amended Agreement provides that interest is calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended Agreement) less .25%. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement) plus 2.0%.

On October 10, 2008, we amended the Amended Agreement to extend the maturity date of the CIT credit facility to December 31, 2008 and to reduce the written notice period required to terminate the Amended Agreement from 60 days to 30 days.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2008, the interest rate for revolving loans was 4.75%. Closing costs for the Amended Agreement totaled $158,472, including $125,000 payable to the lender, with $45,000 due at closing, $40,000 due six months after closing and $40,000 due twelve months after closing. Legal costs incurred in connection with the transaction were $33,472. All of these costs are being amortized over the remaining life of the Amended Agreement.

At September 30, 2008, we had borrowed $9,601,657 in revolving loans and had $115,000 of letters of credit outstanding representing approximately 68% of our maximum borrowing capacity under the Amended Agreement based on our “eligible accounts receivable” (as defined under the Amended Agreement) as of such date. However, as our business grows and the amount of eligible accounts receivable increases (as to which no assurance can be given), up to an additional $6,283,343 could be available to borrow under the Amended Agreement.

We rely on our borrowings from CIT under our credit facility. The agreements that relate to this facility contain various other financial and non-financial covenants, including a fixed charge covenant. If we breach a covenant, CIT has the right to immediately request the repayment in full of all borrowings under the Amended Agreement. For the six months ended September 30, 2008, we were in compliance with all covenants under the Amended Agreement.

3.	Other Assets:

Other assets consist of the following:	September 30,	March 31,
	2008	2008

Workers’ compensation insurance	$824,252	$1,622,489
Other receivables	--	138,413
Security deposits	236,953	247,122
Deferred tax asset	2,735,253	2,605,253
Other	374,296	336,130
	4,170,754	4,949,407
Current portion	(976,726)	(1,910,163)

Total non-current portion	$3,194,028	$3,039,244

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	September 30,	March 31,
	2008	2008

Payroll and related expenses	$3,810,715	$4,048,102
Taxes and fees payable	3,261,619	2,139,846
Accrued interest payable	43,127	46,659
Other	355,883	740,177

Total	$7,471,344	$6,974,784

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5.	Acquisitions:

In September 2008, we completed the acquisition of substantially all of the assets of Eagle International Group, LLC (“EIG”) and International Security & Safety Group, LLC (“ISSG”), providers of security services primarily in Broward and Palm Beach counties in Florida. EIG and ISSG have an aggregate of approximately 200 employees and estimated annual sales of approximately $5,000,000 in 2008. The combined cash purchase price for these businesses was approximately $1,200,000, subject to reduction in the event that certain revenue targets are not met.

6.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $375,106 and $333,967, and $911,938 and $910,675, for the three and six months ended September 30, 2008 and 2007, respectively.

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

Cumulative amounts estimated to be payable by us with respect to pending and potential claims for all years in which we are liable under our general liability retention and workers’ compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; thus, our ultimate liability may exceed or be less than the accrued amounts. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in current results of operations.

7.	Net Income per Common Share:

Under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and six months ended September 30, 2008 and 2007.

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

In addition to such cases, we have been named as a defendant in several uninsured employment related claims that are pending before various courts, the Equal Employment Opportunities Commission or various state and local agencies. We have instituted policies to minimize these occurrences and monitor those that do occur. At this time, we are unable to determine the impact on the financial position and results of operations that these claims may have, should the investigations conclude that they are valid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the related notes contained in this quarterly report.

Forward Looking Statements

Certain of our statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report and, in particular, those under the heading “Outlook,” contain forward-looking statements. The words “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “plans,” “intend” and “continue,” or the negative of these words or other variations on these words or comparable terminology typically identify such statements. These statements are based on our management’s current expectations, estimates, forecasts and projections about the industry in which we operate generally, and other beliefs of and assumptions made by our management, some or many of which may be incorrect. In addition, other written or verbal statements that constitute forward-looking statements may be made by us or on our behalf. While our management believes these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the industries in which we operate. Moreover, we believe that the current business environment is more challenging and difficult than it has been in the past several years, if not longer. Many of our customers, particularly those that are primarily involved in the aviation industry, are currently experiencing substantial financial and business difficulties as a result of a generally poor economic environment, and the relatively high price of oil and the corresponding substantial increase in their operating costs in particular. If the business of any substantial customer or group of customers fails or is materially and adversely affected by these factors, they may seek to substantially reduce their expenditures for our services. These factors could cause our actual results to differ materially from the forward-looking statements that we have made in this quarterly report. Further, other factors, including, but not limited to, those relating to the shortage of qualified labor, competitive conditions, and adverse changes in economic conditions of the various markets in which we operate, could adversely impact our business, operations and financial condition and cause our actual results to fail to meet our expectations, as expressed in the forward-looking statements that we have made in this quarterly report. These forward-looking statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult for us to predict. We undertake no obligation to update publicly any of these forward-looking statements, whether as a result of new information, future events or otherwise.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2008 could cause our actual results and experience to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies affect the significant estimates and judgments used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

Accounting for Stock Options

In December 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, (“SFAS 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of SFAS No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Since SFAS 148 was adopted during our fiscal year ended March 31, 2003, we could elect to adopt any of the three transitional recognition provisions. We adopted the prospective method of accounting for stock-based compensation.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We were required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of SFAS 123R resulted in a non-cash charge of $63,230 and $202,450 for stock compensation cost for the six months ended September 30, 2008 and 2007, respectively. Such non-cash charge would have been the same under the provisions of SFAS 148.

Results of Operations

Revenues

Our revenues increased $3,092,359 and $6,957,427, or 10.1% and 11.9%, for the three and six months ended September 30, 2008, respectively, compared with the corresponding periods of the prior year. The increases in revenues for the three and six month periods ended September 30, 2008 were due mainly to: (i) expanded security services provided to new and existing customers, including a major medical center, a New York based hospital center, a major international commercial bank, a large grocery market distribution center in California and a company that provides merchandising and distribution services to a major grocery retailer in New Jersey, resulting in additional aggregate revenues of approximately $2,800,000 and $5,600,000, respectively; (ii) the acquisitions of security services businesses in Florida (September 2008) and Maryland (January 2008) that generated aggregate revenues of approximately $720,000 and $1,200,000, respectively; and (iii) expanded aviation services to new and existing customers at our terminal operations at Los Angeles International Airport in California and John F. Kennedy International Airport and LaGuardia Airport in New York, that generated additional aggregate revenues of approximately $1,100,000 and $2,800,000, respectively. The increases in revenues were partially offset by: (i) the loss of revenues at seven domestic airport locations resulting from a change in government regulations that requires the Transportation Security Administration (“TSA”) to provide certain document verification services that we formerly provided at these airports of approximately $970,000 and $1,900,000, respectively; and (ii) several of our airline customers beginning to reduce capacity within their systems which resulted in reductions of service hours that we provided to such carriers.

Gross Profit

Our gross profit increased by $667,072 and $1,694,434, or 15.2% and 21.3%, for the three and six months ended September 30, 2008, respectively, compared with the corresponding periods of the prior year. The increases in gross profit for the three and six month periods resulted primarily from: (i) our acquisition of a Maryland-based security services businesses in January 2008; (ii) expanded security and aviation services provided to new and existing customers as described above; and (iii) lower labor ratio margins primarily for our security services division. The increases in our gross profit were partially offset by the loss to the TSA of certain document verification services and airline capacity reductions, described above.

General and Administrative Expenses

Our general and administrative expenses increased by $309,565 and $700,347, or 8.9% and 10.7%, for the three and six months ended September 30, 2008, respectively, compared with the corresponding periods of the prior year. The increases in general and administrative expenses resulted primarily from higher: (i) administrative payroll and related costs of approximately $335,000 and $685,000, respectively, associated primarily with expanded operations, including the acquisitions in Florida and Maryland noted above, and additional investment in our sales and marketing group; and (ii) professional and related fees. The increase in our general and administrative expenses for the three and six months ended September 30, 2008 was partially offset by reductions of approximately $68,000 and $200,000, respectively, resulting mainly from: (i) lower stock compensation costs; and (ii) the absence in the current year period of public company expenses associated with our initial listing of our common shares on the American Stock Exchange in the prior year.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $3,869 for the three months ended September 30, 2008 and increased $371,425 for the six months ended September 30, 2008 compared with the corresponding periods of the prior year. The increase in our provision for doubtful accounts for the six months ended September 30, 2008 reflects the recovery of approximately $369,000 attributable to the value of the stock that we received under our claim related to the bankruptcy filing of Northwest Airlines in the corresponding period of the prior year.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the increase during the six months ended September 30, 2008 compared with the corresponding period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on: (i) cash balances and (ii) trust funds for potential future workers’ compensation claims, decreased for the three and six months ended September 30, 2008 compared with the same periods of the prior year as a result of lower trust fund balances due to favorable trending for potential future workers’ compensation claims, as well as a reduction in the rate at which interest accrues on such balances.

Interest Expense

Interest expense decreased by $71,976 and $173,186 for the three and six months ended September 30, 2008, respectively, compared with the corresponding periods of the prior year. The decreases for the three and six month periods ended September 30, 2008 were due mainly to lower weighted average interest rates under our commercial revolving loan agreement.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The gains on equipment dispositions for the three and six months ended September 30, 2008 were primarily due to the disposition of Company vehicles at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes increased by $375,000 and $580,000 for the three and six months ended September 30, 2008, respectively, compared with the corresponding periods of the prior year due mainly to increases in our pre-tax earnings and the recognition of deferred tax assets in the prior year periods.

Liquidity and Capital Resources

We pay employees and administrative service clients on a weekly basis, while customers pay for services generally within 60 days after we bill them. We maintain a commercial revolving loan arrangement, currently with CIT Group/Business Credit, Inc. (“CIT”), to fund our payroll and operations.

Our principal use of short-term borrowings is for carrying accounts receivable.  Our short-term borrowings have supported the increase in accounts receivable associated with:  (i) our ongoing expansion and organic growth; (ii) the October 1, 2006 change in a majority of Delta Airline’s billing and payment terms from monthly invoices prepaid in advance to weekly invoices due in thirty (30) days and (iii) our acquisitions of Eagle International Group, LLC and International Security & Safety Group, LLC, Expert Security Services, Inc. and Brown Security Industries, Inc. on September 12, 2008, January 1, 2008 and April 12, 2007, respectively.  We intend to continue to use our short-term borrowings to support our working capital requirements.

We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, except as described below under the heading “CIT Revolving Loan.” However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

CIT Revolving Loan

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT that had a term of three years ending December 12, 2006 and provided for borrowings in an amount up to 85% of our eligible accounts receivable, as defined in the Agreement, but in no event more than $15,000,000. The Agreement also provided for advances against unbilled revenues (primarily monthly invoiced accounts) although this benefit was offset by a reserve against all outstanding payroll checks. Borrowings under the Agreement bore interest at the prime rate (as defined in the Agreement) plus 1.25% per annum on the greater of: (i) $5,000,000 or (ii) the average of the net balances owed by us to CIT in the loan account at the close of each day during the applicable month for which interest was calculated. Costs to close the loan totaled $279,963 and are being amortized over the three year life of the Agreement; as extended (see below).

On March 22, 2006, we entered into an Amended and Restated Financing Agreement with CIT (the “Amended and Restated Agreement”), which provided for borrowings as noted above, but in no event more than $12,000,000. The Amended and Restated Agreement provided for a letter of credit sub-line in an aggregate amount of up to $1,500,000. Under the Amended and Restated Agreement, letters of credit were subject to a two percent (2%) per annum fee on the face amount of each letter of credit. The Amended and Restated Agreement provided for interest to be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended and Restated Agreement) plus .25%, if our EBITDA (as defined in the Amended and Restated Agreement) was equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, the outstanding principal balance bore interest at the prime rate. For LIBOR loans, interest was calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended and Restated Agreement) plus 2.75%, if our EBITDA was equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, the outstanding principal balance bore interest at the LIBOR rate plus 2.50%.

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (the “Amended Agreement”). Under the Amended Agreement, the aggregate amount that we could borrow from CIT under the credit facility was increased from $12,000,000 to $16,000,000, and CIT also provided us with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business. Further, the Amended Agreement extended the maturity date of this credit facility to December 12, 2008, reduced certain fees and availability reserves and increased the letter of credit sub-line to an aggregate amount of up to $3,000,000. Under the Amended Agreement, letters of credit are subject to a one and three-quarters percent (1.75%) per annum fee on the face amount of each letter of credit. The Amended Agreement provides that interest is calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended Agreement) less .25%. For LIBOR loans, interest is calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement) plus 2.0%.

On October 10, 2008, we amended the Amended Agreement to extend the maturity date of the CIT credit facility to December 31, 2008 and to reduce the written notice period required to terminate the Amended Agreement from 60 days to 30 days.

As of September 30, 2008, the interest rate for revolving loans was 4.75%. Closing costs for the Amended Agreement totaled $158,472, including $125,000 payable to CIT, with $45,000 due at closing, $40,000 due six months after closing and $40,000 due twelve months after closing. Legal costs incurred in connection with the transaction were $33,472. All of these costs are being amortized over the remaining life of the Amended Agreement.

At September 30, 2008, we had borrowed $9,601,657 in revolving loans and had $115,000 of letters of credit outstanding representing approximately 68% of our maximum borrowing capacity under the Amended Agreement based on our “eligible accounts receivable” (as defined under the Amended Agreement) as of such date. However, as our business grows and the amount of eligible accounts receivable increases (as to which no assurance can be given), up to an additional $6,283,343 could be available to borrow under the Amended Agreement.

We rely on our borrowings from CIT under our credit facility. The agreements that relate to this facility contain various other financial and non-financial covenants, including a fixed charge covenant. If we breach a covenant, CIT has the right to immediately request the repayment in full of all borrowings under the Amended Agreement. For the six months ended September 30, 2008, we were in compliance with all covenants under the Amended Agreement.

As described above, the CIT credit facility is currently scheduled to mature on December 31, 2008. However, CIT has provided us with a written offer to extend the maturity date of our existing credit facility with CIT from December 31, 2008 to March 31, 2009 (subject to the payment by us of certain fees to CIT and an increase in the applicable interest rates). We are currently evaluating preliminary terms and conditions that several financial institutions have proposed to us for a replacement credit facility, each of which provides for borrowings by us of up to $20,000,000 in the aggregate. We expect to make a determination over the next several weeks of whether to accept CIT’s offer to extend the maturity date of the existing credit facility as we approach the current maturity date of December 31, 2008, based on the status of our discussions with one or more of these financial institutions and our view at the time as to whether a replacement credit facility can be finalized prior to the current maturity date of the existing credit facility with CIT. Although we believe that we have made substantial progress to date in our discussions and negotiations with several financial institutions regarding a replacement credit facility, we cannot assure you that we will be able to successfully negotiate and complete a replacement credit facility with another financial institution prior to the expiration of the existing CIT credit facility on favorable terms, or at all. If we do not obtain a replacement credit facility that provides us with sufficient available financing prior to the expiration of our existing credit facility with CIT, our business, financial condition and results of operations would be materially and adversely affected.

Other Borrowings

During the six months ended September 30, 2008, we increased our short-term borrowings principally to support higher accounts receivable associated with our ongoing expansion and organic growth.

We have no additional lines of credit other than described above.

Investing

We have no present material commitments for capital expenditures.

Working Capital

Working capital increased by $325,298 to $6,422,334 as of September 30, 2008, from $6,097,036 as of March 31, 2008. We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,197,364 at September 30, 2008, compared with $1,962,314 at March 31, 2008. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Financial Results

Future revenues will be largely dependent upon our ability to gain additional business from new and existing customers in our security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers. The revenues of our security services division has started to experience both organic and transactional growth over recent quarters after a reduction over the past few years as contracts with unacceptable margins were cancelled. Our current focus is on increasing revenue while our marketing and sales team and branch managers work to sell new business and retain profitable contracts. The airline industry continues to increase its demand for third party services provided by us; however, several of our airline customers have begun to reduce capacity within their system which results in reductions of service hours provided by us to such carriers. Additionally, our aviation services division is continually subject to government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and most recently with the ongoing federalization of the document verification process at several of our domestic airport locations.

Our gross profit margin increased during the six months ended September 30, 2008 to 14.7% of revenues compared with 13.6% for the corresponding period last year. The increase resulted primarily from: (i) our acquisition of a Maryland-based security services business in January 2008; (ii) expanded security and aviation services provided to new and existing customers as described above; and (iii) lower labor ratio margins primarily for our security services division. We expect our gross profit margins to average between 14.0% and 15.0% of revenue for fiscal year 2009 based on current business conditions. Management expects gross profit to remain under pressure due primarily to continued price competition. However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our newly integrated financial software system and higher contributions from our continuing new business development.

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

As of the close of business on November 6, 2008, our cash availability was approximately $6,200,000, which is believed to be sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by CIT. We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, except as described above under the heading “Liquidity and Capital Resources - CIT Revolving Loan.” However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise. As of the date of this quarterly report and for the past several months, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended September 30, 2008, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with CIT, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the six months ended September 30, 2008, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $50,000 over the remainder of our fiscal year ending March 31, 2009. For additional information on the revolving line of credit with CIT, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Reference is made to Item 2 of Part I of this quarterly report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.”

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the reasonable assurance level.

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008. There have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Except as described below, there have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2008.

Expiration of Existing Credit Facility; Failure to Obtain Replacement Credit Facility

Our payroll and operations are being financed in part by a commercial revolving loan arrangement and letter of credit sub-line with CIT Group/Business Credit, Inc. (“CIT”). As described above, the CIT credit facility is currently scheduled to mature on December 31, 2008. However, CIT has provided us with a written offer to extend the maturity date of our existing credit facility with CIT from December 31, 2008 to March 31, 2009 (subject to the payment by us of certain fees to CIT and an increase in the applicable interest rates). We are currently evaluating preliminary terms and conditions that several financial institutions have proposed to us for a replacement credit facility, each of which provides for borrowings by us of up to $20,000,000 in the aggregate. We expect to make a determination over the next several weeks of whether to accept CIT’s offer to extend the maturity date of the existing credit facility as we approach the current maturity date of December 31, 2008, based on the status of our discussions with one or more of these financial institutions and our view at that time as to whether a replacement credit facility can be finalized prior to the current maturity date of the existing credit facility with CIT. We cannot assure you that we will be able to successfully negotiate and complete a replacement credit facility with another financial institution prior to the expiration of the existing CIT credit facility on favorable terms, or at all. If we do not obtain a replacement credit facility that provides us with sufficient available financing prior to the expiration of our existing credit facility with CIT, our business, financial condition and results of operations would be materially and adversely affected.

Item 4.   Submission of Matters to a Vote of Security Holders

On September 18, 2008, an annual meeting of our shareholders was held to: (i) elect three 3 directors to serve on Class II of our Board of Directors; (ii) ratify the selection of D’Arcangelo & Co., LLP as our independent accountants for the fiscal year ending March 31, 2009 and (iii) approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 50,000,000 shares. At this meeting, Thomas P. Kikis, Robert S. Ellin and Barry I. Regenstein were elected as members of Class II of our Board of Directors to hold office until the second succeeding annual meeting of our shareholders and until their successors have been elected and qualified, the selection of D’Arcangelo & Co., LLP as our independent public accountants for the fiscal year ending March 31, 2009 was ratified and the amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock to 50,000,000 shares was approved. Martin C. Blake, Jr., Peter T. Kikis and Laurence A. Levy continued to hold office as members of Class I of our Board of Directors until our next annual meeting of shareholders and until their successors have been elected and qualified.

The votes were cast by our shareholders as follows:
Matter	For	Against	Abstain	Broker Non-Votes

Election of Directors

Thomas P. Kikis	9,942,691		14,251
Robert S. Ellin	9,871,619		85,251
Barry I. Regenstein	9,872,619		84,251

Ratification of Selection of Auditors	9,762,862	182,635	11,373

Amendment to Certificate of Incorporation	9,400,466	543,890	12,514

Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1  Press Release, dated November 14, 2008 announcing September 30, 2008 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 14, 2008	By:	/s/ Edward S. Fleury
Edward S. Fleury Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry I. Regenstein
Barry I. Regenstein President and Chief Financial Officer (Principal Financial and Accounting Officer)