Form 10-Q
period 2008-12-31
COMMAND SECURITY CORP
filed 2009-02-17
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

The number of outstanding shares of the registrant’s common stock as of February 6, 2009 was 10,797,216.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income - three and nine months ended December 31, 2008 and 2007 (unaudited)	3

	Condensed Consolidated Balance Sheets - December 31, 2008 (unaudited) and March 31, 2008	4

	Condensed Consolidated Statements of Changes in Stockholders' Equity - nine months ended December 31, 2008 and 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows - nine months ended December 31, 2008 and 2007 (unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

SIGNATURES		23

Exhibit 31.1	Certification of Edward S. Fleury
Exhibit 31.2	Certification of Barry I. Regenstein
Exhibit 32.1	§1350 Certification of Edward S. Fleury
Exhibit 32.2	§1350 Certification of Barry I. Regenstein

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31	December 31	December 31	December 31
	2008	2007	2008	2007

Revenues	$32,760,473	$30,225,328	$98,415,570	$88,922,998

Cost of revenues	28,033,460	26,073,598	84,027,213	76,804,358

Gross profit	4,727,013	4,151,730	14,388,357	12,118,640

Operating expenses
General and administrative	4,107,122	3,362,716	11,372,126	9,927,373
Provision (recoveries) for doubtful accounts, net	61,670	66,005	214,335	(152,755)
	4,168,792	3,428,721	11,586,461	9,774,618

Operating income	558,221	723,009	2,801,896	2,344,022

Interest income	9,966	13,401	25,759	61,243
Interest expense	(114,377)	(196,239)	(371,258)	(626,306)

Gain on sale of available for-sale securities	—	—	—	50,007
Equipment dispositions	—	300	8,812	1,188

Income before income taxes	453,810	540,471	2,465,209	1,830,154

Provision for income taxes	205,000	—	1,060,000	275,000

Net income	$248,810	$540,471	$1,405,209	$1,555,154

Net income per common share
Basic	$.02	$.05	$.13	$.15
Diluted	$.02	$.05	$.12	$.14

Weighted average number of common shares outstanding
Basic	10,775,916	10,727,191	10,763,449	10,727,191
Diluted	11,349,993	11,379,450	11,390,625	11,326,613

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$320,647	$146,782
Accounts receivable, net of allowance for doubtful accounts of $1,040,391 and $1,020,442, respectively	22,582,717	20,097,835
Prepaid expenses	3,977,245	2,680,751
Other assets	1,579,342	1,910,163
Total current assets	28,459,951	24,835,531

Furniture and equipment at cost, net	656,283	559,665

Other assets:
Intangible assets, net	5,009,770	4,049,273
Restricted cash	82,577	302,736
Other assets	3,133,843	3,039,244
Total other assets	8,226,190	7,391,253

Total assets	$37,342,424	$32,786,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$585,731	$1,962,314
Current maturities of long-term debt	—	5,901
Current maturities of obligations under capital leases	63,101	17,100
Short-term borrowings	12,418,102	8,752,433
Accounts payable	358,329	1,025,963
Accrued expenses and other liabilities	8,169,826	6,974,784
Total current liabilities	21,595,089	18,738,495

Insurance reserves	585,276	670,617
Obligations under capital leases, due after one year	125,540	17,588
Total liabilities	22,305,905	19,426,700

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	—	—
Common stock, $.0001 par value	1,079	1,076
Accumulated other comprehensive loss	(131,076)	(240,270)
Additional paid-in capital	16,087,311	15,924,947
Accumulated deficit	(920,795)	(2,326,004)
Total stockholders’ equity	15,036,519	13,359,749

Total liabilities and stockholders’ equity	$37,342,424	$32,786,449

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Additional
	Preferred	Common	Comprehensive	Paid-In	Accumulated
	Stock	Stock	Income (Loss)	Capital	Deficit

Balance at March 31, 2007	$—	$1,014	$12,550	$13,889,861	$(4,799,589)

Issuance of 614,246 shares for acquisition		61		1,784,939

Stock compensation cost				218,050

Other comprehensive income (loss) (a)			(139,649)

Net income - nine months ended December 31, 2007					1,555,154

Balance at December 31, 2007	—	1,075	(127,099)	15,892,850	(3,244,435)

Options exercised		1		10,247

Stock compensation cost				21,850

Other comprehensive income (loss) (a)			(113,171)

Net income – three months ended March 31, 2008					918,431

Balance at March 31, 2008	—	1,076	(240,270)	15,924,947	(2,326,004)

Options exercised		3		53,998

Stock compensation cost				108,366

Other comprehensive income (loss) (a)			109,194

Net income – nine months ended December 31, 2008					1,405,209

Balance at December 31, 2008	$—	1,079	$(131,076)	$16,087,311	$(920,795)

(a) –  Represents unrealized gain (loss) on marketable securities.

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2008	2007
Cash flow from operating activities:
Net income	$1,405,209	$1,555,154
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation and amortization	590,309	514,977
Provision (recoveries) for doubtful accounts, net	19,949	(152,755)
Gain on equipment dispositions	(8,812)	(1,188)
Gain on sale of investments	—	(50,007)
Stock based compensation costs	108,366	218,050
Insurance reserves	(85,341)	289,352
Deferred income taxes	(5,000)	(37,000)
Restricted cash	220,159	(221,330)
Increase in receivables, prepaid expenses
and other current assets	(3,450,907)	(3,296,278)
Increase in accounts payable and other current liabilities	527,409	1,051,152
Net cash used by operating activities	(678,659)	(129,873)

Cash flows from investing activities:
Purchases of equipment	(111,250)	(132,096)
Proceeds from equipment dispositions	8,812	1,188
Acquisition of businesses	(1,358,438)	(1,775,596)
Proceeds from sale of investments	—	149,096
Net cash used in investing activities	(1,460,876)	(1,757,408)

Cash flows from financing activities:
Net advances on line-of-credit	3,665,669	2,148,260
Decrease in checks issued in advance of deposits	(1,376,583)	(45,940)
Proceeds from option exercises	53,998	—
Debt issuance costs	—	(113,472)
Principal payments on other borrowings	(5,901)	(127,216)
Principal payments on capital lease obligations	(23,783)	(13,400)
Net cash provided by financing activities	2,313,400	1,848,232

Net change in cash and cash equivalents	173,865	(39,049)

Cash and cash equivalents, beginning of period	146,782	220,040

Cash and cash equivalents, end of period	$320,647	$180,991

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:

	2008	2007

Interest	$374,138	$625,108
Income taxes	1,165,926	919,723

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the nine months ended December 31, 2008, we purchased security equipment with lease financing of $177,736.  This amount has been excluded from the purchases of equipment on the condensed consolidated statements of cash flows presented.

During the nine months ended December 31, 2007, we acquired a security services business for a purchase price of $3,400,000.  At the closing, we paid $1,615,000 of the purchase price in cash and issued 614,246 shares of our common stock, valued at an aggregate amount of $1,785,000 for the remaining balance of the purchase price.  The issuance of these shares of our common stock has been excluded from investing and financing activities on the condensed consolidated statements of cash flows presented.

During the nine months ended December 31, 2007, we received available-for-sale securities in connection with our claim related to the bankruptcy filing of Northwest Airlines in the amount of $366,988 which is included as a bad debt recovery in the accompanying condensed consolidated statements of income.  This amount has been excluded from investing activities on the condensed consolidated statements of cash flows presented.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. The stated objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No.159 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations." SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value.  SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt the provisions of SFAS 141(R) as of April 1, 2009.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On November 24, 2008, we amended the Amended Agreement to extend the maturity date of the CIT credit facility to March 31, 2009.  The amendment also provides for interest to be calculated on the outstanding principal balance of the revolving loans at prime rate (as defined in the Amended Agreement) plus 3.50%.  For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement) plus 3.50%.  In addition, the Company agreed to pay CIT a fee (the “Amendment Fee”) in consideration for the extension provided to the Company under this amendment in the amount of $20,000.  The Amendment Fee is payable as follows:  (i) If the Obligations (as defined in the Amended Agreement) are paid in full on or before January 31, 2009, the entire Amendment Fee shall be forgiven; (ii) If the Obligations (as defined in the Amended Agreement) are not paid on or before January 31, 2009, a portion of the Amendment Fee in the amount of $7,500 must be paid on or before February 1, 2009; (iii) If the Obligations (as defined in the Amended Agreement) are paid in full on or before February 27, 2009, then the unpaid balance of the Amendment Fee shall be forgiven; and (iv) If the Obligations (as defined in the Amended Agreement) are not paid on or before February 27, 2009, then the unpaid balance of the Amendment Fee must be paid on or before March 2, 2009.

As of December 31, 2008, the interest rate for revolving loans was 6.75%.  Closing costs for the Amended Agreement totaled $158,472, including $125,000 payable to the lender, with $45,000 due at closing, $40,000 due six months after closing and $40,000 due twelve months after closing.  Legal costs incurred in connection with the transaction were $33,472.  All of these costs are being amortized over the remaining life of the Amended Agreement.

At December 31, 2008, we had borrowed $12,418,102 in revolving loans and had $147,000 of letters of credit outstanding representing approximately 79% of our maximum borrowing capacity under the Amended Agreement based on our “eligible accounts receivable” (as defined under the Amended Agreement) as of such date.  For the nine months ended December 31, 2008, we were in compliance with all covenants under the Amended Agreement.

We have relied on our borrowings from CIT under our credit facility to finance our working capital requirements and, to a lesser extent, for acquisitions.  During November and December 2008, our management had discussions with, and received term sheets from a number of financial institutions with respect to a new credit facility.  Based on our review of the various alternatives presented by these financial institutions and input received from our management, our board of directors approved the selection of the proposal for a credit facility from Wells Fargo, National Association, acting through its Wells Fargo Business Credit operating division (“Wells Fargo”).  On February 12, 2009, we entered into a new $20,000,000 credit facility with Wells Fargo, as described in Note 9.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3.	Other Assets:

Other assets consist of the following:

	December 31,	March 31,
	2008	2008

Workers’ compensation insurance	$1,411,030	$1,622,489
Other receivables	66,906	138,413
Security deposits	185,041	247,122
Deferred tax asset	2,610,253	2,605,253
Other	439,955	336,130
	4,713,185	4,949,407
Current portion	(1,579,342)	(1,910,163)

Total non-current portion	$3,133,843	$3,039,244

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:

	December 31,	March 31,
	2008	2008

Payroll and related expenses	$4,316,705	$4,048,102
Taxes and fees payable	3,295,241	2,139,846
Accrued interest payable	41,823	46,659
Other	516,057	740,177

Total	$8,169,826	$6,974,784

5.	Acquisitions:

In September 2008, we completed the acquisition of substantially all of the assets of Eagle International Group, LLC (“EIG”) and International Security & Safety Group, LLC (“ISSG”), providers of security services primarily in Broward and Palm Beach counties in Florida.  EIG and ISSG have an aggregate of approximately 200 employees and estimated combined annual sales of approximately $5,000,000 for calendar 2008.  The combined cash purchase price for these businesses was approximately $1,200,000, subject to reduction in the event that certain revenue targets are not met.

6.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $517,697 and $385,927, and $1,429,635 and $1,296,602, for the three and nine months ended December 31, 2008 and 2007, respectively.

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

Under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share.  Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and nine months ended December 31, 2008 and 2007.

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

9.	Subsequent Event:

On February 12, 2009, we entered into a new $20,000,000 credit facility with Wells Fargo (the “Credit Agreement”).  This new credit facility, which matures in February 2012, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.  This new facility replaces our existing $16,000,000 revolving credit facility with CIT, and will be used to refinance outstanding indebtedness under that facility, to pay fees and expenses in connection therewith and, thereafter, for working capital (including acquisitions), letters of credit and other general corporate purposes.

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $3,000,000.  The Credit Agreement also provides for interest to be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Credit Agreement) plus 1.50%.  For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Credit Agreement) plus 2.75%.  In addition, the Credit Agreement provides a performance pricing provision whereby if certain conditions are met (as defined in the Credit Agreement) the interest rates charged shall be reduced by 0.25%.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS 123.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We were required to adopt the provisions of SFAS 123R effective July 1, 2005 and use the modified-prospective transition method.  Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005.  The adoption of SFAS 123R resulted in a non-cash charge of $108,366 and $218,050 for stock compensation cost for the nine months ended December 31, 2008 and 2007, respectively.  Such non-cash charge would have been the same under the provisions of SFAS 148.

Results of Operations

Revenues

Our revenues increased $2,535,145 and $9,492,572, or 8.4% and 10.7%, for the three and nine months ended December 31, 2008, respectively, compared with the corresponding periods of the prior year.  The increases in revenues for the three and nine month periods ended December 31, 2008 were due mainly to:  (i) expanded security services provided to new and existing customers, including a major medical center, a New York based hospital center, a major international commercial bank, a large grocery market distribution center in California and a company that provides merchandising and distribution services to a major grocery retailer in New Jersey, resulting in additional aggregate revenues of approximately $1,500,000 and $7,100,000, respectively; (ii) the acquisitions of security services businesses in Florida (September 2008) and Maryland (January 2008) that generated aggregate revenues of approximately $1,500,000 and $2,700,000, respectively; and (iii) expanded aviation services to new and existing customers at our terminal operations at Los Angeles International Airport in California and John F. Kennedy International Airport and LaGuardia Airport in New York, that generated additional aggregate revenues of approximately $600,000 and $3,400,000, respectively.  The increases in revenues were partially offset by:  (i) the loss of revenues at seven domestic airport locations resulting from a change in government regulations that requires the Transportation Security Administration (“TSA”) to provide certain document verification services that we formerly provided at these airports of approximately $600,000 and $2,500,000, respectively; and (ii) several of our airline customers continuing to reduce capacity within their systems which resulted in reductions of service hours that we provided to such carriers.

Gross Profit

Our gross profit increased by $575,283 and $2,269,717, or 13.9% and 18.7%, for the three and nine months ended December 31, 2008, respectively, compared with the corresponding periods of the prior year.  The increases in gross profit for the three and nine month periods resulted primarily from:  (i) the acquisitions of security services businesses in Florida (September 2008) and Maryland (January 2008); (ii) expanded security services provided to new and existing customers as described above; (iii) expanded aviation services provided to new and existing customers at John F. Kennedy International Airport and LaGuardia Airport in New York and (iv) lower costs associated with our general liability insurance programs.  The increases in our gross profit were partially offset by the loss to the TSA of certain document verification services and airline capacity reductions, described above.

General and Administrative Expenses

Our general and administrative expenses increased by $744,406 and $1,444,753, or 22.1% and 14.6%, for the three and nine months ended December 31, 2008, respectively, compared with the corresponding periods of the prior year. The increases in general and administrative expenses resulted primarily from higher:  (i) administrative payroll and related costs of approximately $400,000 and $1,100,000, respectively, associated primarily with expanded operations, including the acquisitions in Florida and Maryland noted above, additional investment in our sales and marketing group and the addition of a Chief Executive Officer; (ii) professional and related fees and (iii) insurance related costs.  The increase for the three months ended December 31, 2008 also reflects settlement of an employment related claim.  The increase in our general and administrative expenses for the nine months ended December 31, 2008 was partially offset by reductions of approximately $175,000 resulting mainly from:  (i) lower stock compensation costs; and (ii) the absence in the current year period of expenses associated with our initial listing of our common shares on the American Stock Exchange in the prior year.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $4,335 for the three months ended December 31, 2008 and increased $367,090 for the nine months ended December 31, 2008 compared with the corresponding periods of the prior year.  The increase in our provision for doubtful accounts for the nine months ended December 31, 2008 reflects the recovery of approximately $369,000 attributable to the value of the stock that we received under our claim related to the bankruptcy filing of Northwest Airlines in the corresponding period of the prior year.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.  We do not know if bad debts will increase in future periods nor does our management believe that the increase during the nine months ended December 31, 2008 compared with the corresponding period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on:  (i) cash balances and (ii) trust funds for potential future workers’ compensation claims, decreased for the three and nine months ended December 31, 2008 compared with the same periods of the prior year as a result of lower trust fund balances due to favorable trending for potential future workers’ compensation claims, as well as a reduction in the rate at which interest accrues on such balances.

Interest Expense

Interest expense decreased by $81,862 and $255,048 for the three and nine months ended December 31, 2008, respectively, compared with the corresponding periods of the prior year.  The decreases for the three and nine month periods ended December 31, 2008 were due mainly to lower weighted average interest rates under our commercial revolving loan agreement.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The gains on equipment dispositions for the nine months ended December 31, 2008 were primarily due to the disposition of Company vehicles at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes increased by $205,000 and $785,000 for the three and nine months ended December 31, 2008, respectively, compared with the corresponding periods of the prior year due mainly to the recognition of deferred tax assets in the prior year periods and increases in our pre-tax earnings for the nine months ended December 31, 2008.

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

We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, as described below under the heading “CIT Revolving Loan.”  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise.  The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

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

On November 24, 2008, we amended the Amended Agreement to extend the maturity date of the CIT credit facility to March 31, 2009.  The amendment also provides for interest to be calculated on the outstanding principal balance of the revolving loans at prime rate (as defined in the Amended Agreement) plus 3.50%.  For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement) plus 3.50%.  In addition, the Company agreed to pay CIT a fee (the “Amendment Fee”) in consideration for the extension provided to the Company under this amendment in the amount of $20,000.  The Amendment Fee is payable as follows:  (i) If the Obligations (as defined in the Amended Agreement) are paid in full on or before January 31, 2009, the entire Amendment Fee shall be forgiven; (ii) If the Obligations (as defined in the Amended Agreement) are not paid on or before January 31, 2009, a portion of the Amendment Fee in the amount of $7,500 must be paid on or before February 1, 2009; (iii) If the Obligations (as defined in the Amended Agreement) are paid in full on or before February 27, 2009, then the unpaid balance of the Amendment Fee shall be forgiven; and (iv) If the Obligations (as defined in the Amended Agreement) are not paid on or before February 27, 2009, then the unpaid balance of the Amendment Fee must be paid on or before March 2, 2009.

As of December 31, 2008, the interest rate for revolving loans was 6.75%.  Closing costs for the Amended Agreement totaled $158,472, including $125,000 payable to CIT, with $45,000 due at closing, $40,000 due six months after closing and $40,000 due twelve months after closing.  Legal costs incurred in connection with the transaction were $33,472.  All of these costs are being amortized over the remaining life of the Amended Agreement.

At December 31, 2008, we had borrowed $12,418,102 in revolving loans and had $147,000 of letters of credit outstanding representing approximately 79% of our maximum borrowing capacity under the Amended Agreement based on our “eligible accounts receivable” (as defined under the Amended Agreement) as of such date.  However, as our business grows and the amount of eligible accounts receivable increases (as to which no assurance can be given), up to an additional $3,434,898 could be available to borrow under the Amended Agreement.

The agreements that relate to this facility contain various other financial and non-financial covenants, including a fixed charge covenant.  If we breach a covenant, CIT has the right to immediately request the repayment in full of all borrowings under the Amended Agreement.  For the nine months ended December 31, 2008, we were in compliance with all covenants under the Amended Agreement.

We have relied on our borrowings from CIT under our credit facility to finance our working capital requirements and, to a lesser extent, for acquisitions.  During November and December 2008, our management had discussions with, and received term sheets from a number of financial institutions with respect to a new credit facility.  Based on our review of the various alternatives presented by these financial institutions and input received from our management, our board of directors approved the selection of the proposal for a credit facility from Wells Fargo, National Association, acting through its Wells Fargo Business Credit operating division (“Wells Fargo”).

Wells Fargo Revolving Credit Facility

On February 12, 2009, we entered into a new $20,000,000 credit facility with Wells Fargo (the “Credit Agreement”).  This new credit facility, which matures in February 2012, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.  This new facility replaces our existing $16,000,000 revolving credit facility with CIT, and will be used to refinance outstanding indebtedness under that facility, to pay fees and expenses in connection therewith and, thereafter, for working capital (including acquisitions), letters of credit and other general corporate purposes.

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $3,000,000.  The Credit Agreement also provides for interest to be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Credit Agreement) plus 1.50%.  For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Credit Agreement) plus 2.75%.  In addition, the Credit Agreement provides a performance pricing provision whereby if certain conditions are met (as defined in the Credit Agreement) the interest rates charged shall be reduced by 0.25%.

Other Borrowings

During the nine months ended December 31, 2008, we increased our short-term borrowings principally to support higher accounts receivable associated with our ongoing expansion and organic growth.

We have no additional lines of credit other than described above.

Investing

We have no present material commitments for capital expenditures.

Working Capital

Working capital increased by $767,826 to $6,864,862 as of December 31, 2008, from $6,097,036 as of March 31, 2008.  We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $585,731 at December 31, 2008, compared with $1,962,314 at March 31, 2008. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Financial Results

Future revenues will be largely dependent upon our ability to gain additional business from new and existing customers in our security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers. Our security services division has started to experience both organic and transactional growth over recent quarters after a reduction over the past few years as contracts with unacceptable margins were cancelled.  Our current focus is on increasing revenue while our marketing and sales team and branch managers work to develop new business and retain profitable contracts. The airline industry continues to increase its demand for third party services provided by us; however, several of our airline customers have continued to reduce capacity within their system which results in reductions of service hours provided by us to such carriers.  Additionally, our aviation services division is continually subject to government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and most recently with the ongoing federalization of the document verification process at several of our domestic airport locations.

Our gross profit margin increased during the nine months ended December 31, 2008 to 14.6% of revenues compared with 13.6% for the corresponding period last year.  We expect our gross profit margins to average between 14.0% and 15.0% of revenue for fiscal year 2009 based on current business conditions.  Management expects gross profit to remain under pressure due primarily to continued price competition.  However, management expects these effects to be moderated by continued operational efficiencies resulting from better management of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our newly integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses for both the remainder of fiscal 2009 and future periods. Additional cost reduction opportunities are being pursued as they are determined.

The aviation services division represents approximately 57% of our total revenue, and Delta, at annual billings of approximately $19,000,000, is the largest customer of our aviation division representing, on an annual basis, approximately 25% of the revenues from our aviation services division and 14% of our total revenues.  Due to the existing limitations under the Amended Agreement with CIT, we have been limited to borrowing against Delta’s accounts receivable of up to (but not exceeding) approximately $2,060,000, so long as such accounts do not remain unpaid for more than 60 days from the invoice date.   In the event of a bankruptcy by another airline customer(s), our earnings and liquidity could be adversely affected to the extent of the accounts receivable with such airline(s), as well as from lost future revenues if such airline(s) cease operations or reduce their requirements from us.

As described above on February 12, 2009, we entered into a new $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo.  As of the close of business on February 12, 2009, our cash availability was approximately $4,600,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future as described above under the heading “Liquidity and Capital Resources – Wells Fargo Revolving Credit Facility.”  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise.  As of the date of this quarterly report and for the past several months, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended December 31, 2008, we did not hold a portfolio of securities instruments for either trading or speculative purposes.  Periodically, we hold securities instruments for other than trading purposes.  Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes.  Based on our average outstanding balances during the nine months ended December 31, 2008, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $25,000 over the remainder of our fiscal year ending March 31, 2009.  For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.  There have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2008 and Form 10-Q for the quarter ended September 30, 2008.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10.1 Wells Fargo Business Credit, Credit and Security Agreement dated February 12, 2009.

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

Exhibit 99.1 Press Release, dated February 12, 2009 announcing December 31, 2008 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: February 17, 2009	By:	/s/ Edward S. Fleury
Edward S. Fleury
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Financial and Accounting Officer)