Form 10-K
period 2009-03-31
COMMAND SECURITY CORP
filed 2009-06-26
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [x]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $19,954,573 as of September 30, 2008.

In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 10,804,683 outstanding shares of the registrant’s common stock as of June 19, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement relating to the registrant’s 2009 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the close of the registrant’s fiscal year ended March 31, 2009.

Command Security Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2009

Table of Contents

 Page
PART I

Item 1. Business	1 - 3

Item 1A. Risk Factors	4 - 7

Item 1B. Unresolved Staff Comments	7

Item 2. Properties	7 - 10

Item 3. Legal Proceedings	11

Item 4. Submission of Matters to a Vote of Security Holders	11

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters	12 - 13
and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data	14

Item 7. Management's Discussion and Analysis of Financial Condition and Results	14 - 22
of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	23

Item 8. Financial Statements and Supplementary Data	23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial	23
Disclosure

Item 9A(T). Controls and Procedures	23

Item 9B. Other Information	23

PART III

Item 10. Directors, Executive Officers and Corporate Governance	24

Item 11. Executive Compensation	24

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related	24
Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence	24

Item 14. Principal Accounting Fees and Services	24

PART IV

Item 15. Exhibits, Financial Statement Schedules	25

Signatures	26

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

We provide security services to governmental, quasi-governmental, health, educational and financial institutions, residential and commercial property management companies, and industrial, distribution, logistics and retail customers through our security services division.  Our security officer services include providing armed and unarmed uniformed security personnel for access control, mobile patrols, traffic control, security console/system operators, fire safety directors; and communication, reception, concierge and front desk/doorman operations.  Our security services division generated approximately $56.9 million, or 43.5% of our revenues for our fiscal year ended March 31, 2009.

Our aviation services division provides aviation security services to more than 100 of the largest domestic and international airlines, airports, airport authorities and the general aviation community at approximately twenty international airports and, to a lesser extent, five regional airports.  Our aviation security services include providing a variety of uniformed services for domestic and international air carriers, including security for airlines, aircraft, passengers and cargo; baggage screening, wheelchair escort services featuring the Company’s proprietary SmartWheelTM technology, special escort services and skycap services.  Our aviation services division generated approximately $73.7 million, or 56.4% of our revenues for our fiscal year ended March 31, 2009.

We also provide support services to security services firms and police departments through our support services division.  Our support services include providing back office support services to security services firms and police departments under administrative service agreements.  Support services generated approximately $0.2 million, or 0.1% of our revenues for our fiscal year ended March 31, 2009.

Operations

We conduct our operations through our offices located throughout the United States.  Since March 2008, we have grown from thirty plus offices in fifteen states to forty plus offices in eighteen states including California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Illinois, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, Texas, Virginia and Washington.  As a licensed watch guard and patrol agency, our security services division provides security officers to our customers to protect people and property and to prevent the theft of property.  We principally conduct our security services business by providing security officers and other personnel who are, depending on the particular requirements of the customer, uniformed or plain-clothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts such as fire stations, reception areas or video monitors.  Our security officers maintain contact with their headquarters or supervisors via car radio, hand-held radios or cell phones.  In addition to the more traditional tasks associated with access control and theft prevention, our security officers respond to emergency situations and report fires, natural disasters, work accidents and medical crises to the appropriate authorities.  We provide security officer services to many of our industrial, commercial and residential property management customers on a 24-hour basis, 365 days per year.  For these customers, security officers are on hand to provide plant security, access control, personnel security checks and traffic and parking control and to protect against fire, theft, sabotage and safety hazards.  Our remaining customers include retail establishments, hospitals and governmental units.  The services provided to these customers may require armed as well as unarmed security officers.  We also provide specialized vehicle patrol and inspection services.  During the past five months, our security services division has been successful in obtaining significant new security services contracts for a large banking and financial services organization, a world leader in electronic design automation, a worldwide technology company, one of the world’s largest banking and financial services organizations and the world’s largest express transportation company.

Our aviation services division provides a variety of uniformed services for domestic and international air carriers, including aircraft security, access control, wheelchair escorts, skycaps, baggage handlers and uniformed security officers for cargo security areas.  Recently, our aviation services division has been successful in obtaining a new service contract for a leading global provider in electrical engineering and electronics.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others.  We insure against such claims and suits through general liability policies with third-party insurance companies.  Our insurance coverage limits are currently $7,000,000 per occurrence for non-aviation related business (with an additional excess umbrella policy of $5,000,000) and $30,000,000 per occurrence for aviation related business.  We retain the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair and electric cart operations, and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and $100,000 for skycap operations.

To ensure that adequate protection requirements have been established prior to commencing service to a customer, we conduct a comprehensive security assessment of the customer's site and prepare recommendations for any required changes to existing security programs or services.  Site assessments typically include an examination and evaluation of perimeter controls, lighting, personnel and vehicle identification and electronic access control, visitor controls, electronic alarm reporting systems, safety and emergency procedures, key controls, radio/surveillance systems and security force manning levels.  While we prepare site assessments and issue recommendations, the security plan and coverage requirements are ultimately determined by our customers.

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

We use state-of-the-art technology for our operational needs, and to support efficiency, accuracy, and dependability of our general and administrative needs and functions.  Scheduling, payroll, billing, training, inventory and e-procurement are integrated through a third party vendor software platform.  This software platform is used to provide financial, labor and operations management products.

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

We are committed to ensuring that our staff not only meets all state and federal requirements for training, but also our own rigorous standards in specialized areas including:  terrorism response, CPR, first-aid, fire safety, crowd and riot control, media interaction, public relations, crisis management and emergency situations.  Additionally, we provide our employees with site-specific training to meet the needs of individual industries, facilities and customers.

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

Significant Customers

For the fiscal year ended March 31, 2009, we generated revenues of approximately $19,341,000 from services we provided to Delta Airlines (“Delta”) which represented approximately 15% of our total revenues during such period.   See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing.”

Several of our security and aviation customers filed for protection from creditors under applicable bankruptcy and similar laws during the past three fiscal years.  The aviation industry continues to face various financial and other challenges, including the cost of third-party services and fluctuation in fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

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

Employees

Our business is labor intensive and is consequently affected by the availability of qualified personnel and the cost of labor.  Although the security services industry is characterized by high turnover, we have not experienced any material difficulty in hiring qualified security officers.  In some cases, when labor has been in short supply, we have been required to pay higher wages and/or incur overtime charges.  We have approximately 6,000 employees, the majority of whom are hourly service workers, and approximately 320 of whom serve as managers, administrative employees and executives.

Approximately 30% of our employees do not belong to a labor union.  The balance of our employees are members of labor unions including, in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy, La Guardia and Los Angeles airports.  Our unionized employees work under collective bargaining agreements with the following unions:  Allied International Union, Allied Services Division of the Transportation Communications International Union and Special & Superior Officers Benevolent Association.  Many of our competitor’s employees in Los Angeles and New York City are also unionized.  We have experienced no work stoppage attributable to labor disputes.  We believe that our relations with our employees are satisfactory.  The security officers and other personnel that we provide to our customers are Company employees, even though they may be stationed regularly at our customer's facilities.

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

ITEM 1A.  RISK FACTORS.

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors that could materially and adversely affect our business, financial condition or future operating results.  The risks described below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

Credit and Security Agreement

Our Credit and Security Agreement imposes operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities and taking certain corporate actions.  These restrictions limit our ability to:

•	guarantee additional indebtedness;
•	pay dividends and make distributions;
•	make certain investments;
•	repurchase stock;
•	incur liens;
•	transfer or sell assets;
•	enter into sale and leaseback transactions;
•	merge or consolidate; and
•	engage in a materially different line of business.

These covenants may adversely affect our ability to finance future operations or capital needs, pursue available business opportunities or take certain corporate actions.

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

Concentration of Stock Ownership

Although none of our directors and officers has any agreement relating to the manner in which they will vote their shares of our common stock, such parties together own shares representing approximately 56% of the combined voting power of our outstanding common stock.  The concentration of ownership among these shareholders could give them the power to influence the outcome of substantially all matters subject to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets.  Such decisions may conflict with the interests of our other shareholders.

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

Regulation

We are subject to a large number of city, county and state occupational licensing laws and regulations that apply to security officers.  Any liability we may have from our failure to comply with these regulations may materially and adversely affect our business by restricting our operations and subjecting us to potential penalties.  If the current regulation and federalization of pre-board screening and documentation verification services provided by us is expanded into other areas such as general security and baggage handling at aviation facilities, our business, financial condition and results of operations could be materially adversely affected.  In addition, our current and future operations may be subject to additional regulation as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted.

Economic Downturn

During economic declines, some decisions to implement security programs and install systems may be deferred or cancelled.  In other cases, customers may increase their purchases of security systems because they fear more inventory shrinkage and theft will occur due to increasing economic need.  We are not able to accurately predict to what extent an economic slowdown will decrease the demand for our services.  If demand for our services decreases, then our revenues will decline and the value of your investment in our company will be adversely affected.

Catastrophic Events

We are exposed to potential claims for catastrophic events, such as acts of terrorism, or based upon allegations that we failed to perform our services in accordance with contractual or industry standards.  Our insurance coverage limits are currently $7,000,000 per occurrence for non-aviation related business (with an additional excess umbrella policy of $5,000,000) and $30,000,000 per occurrence for aviation related business.  We retain the risk for the first $25,000 per occurrence on the non-aviation related policy that includes airport wheelchair and electric cart operations and $5,000 on the aviation related policy (except $25,000 for damage to aircraft and $100,000 for skycap operations).  The Terrorism Risk Insurance Act of 2002 established a program within the United States Department of the Treasury, under which the federal government and the insurance industry, share the risk of loss from future “acts of terrorism,” as defined in such Act.  We do not currently maintain additional insurance coverage for losses arising from “acts of terrorism.”  In addition, terrorist attacks could have a material impact on us by increasing our insurance premium costs or making adequate insurance coverage unavailable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

As of March 31, 2009, we did not own any real property.  We occupy executive offices at Route 55, Lexington Park, Lagrangeville, New York, consisting of approximately 6,600 square feet with a base annual rental of $105,600 under a five-year lease expiring September 30, 2010.  We also lease office space at the following locations:

Location

48521 Warm Springs Boulevard
Suite 301-302
Fremont, CA

8939 S. Sepulveda Boulevard
Suites 201 & 208
Los Angeles, CA

2194 Edison Avenue
Suite 1
San Leandro, CA

2230 S. Fairview Avenue
Santa Ana, CA

3180 University Avenue
Suites 110 & 120
San Diego, CA

Norman Y. Mineta San Jose Int’l Airport
1661 Airport Boulevard
San Jose, CA

San Jose Int'l. Airport
1400 Coleman Avenue
Suites D24 & D25
Santa Clara, CA

40 Richards Avenue
3rd Floor
Norwalk, CT

100 Wells Street
#2A
Hartford, CT

Suite 208 Wilson Building
3511 Silverside Road
Concord Plaza
Wilmington, DE

3333 South Congress Avenue
Delray Beach, FL

800 Virginia Avenue
Suite 53
Ft. Pierce, FL
5775 Blue Lagoon Drive
Suite 310
Miami, FL

9730 South Western Avenue
Evergreen Plaza Shopping Center
Suite 237
Evergreen Park, IL

21 Cummings Park
Suite 224
Woburn, MA
1601 & 1605 Main Street
Springfield, MA

780 Elkridge Landing Road
Suite 220
Linthicum Heights, MD

Portland International Airport
1001 Westbrook Street
Portland, ME

1767 Morris Avenue
Suite 101
First Floor
Union, NJ

1280 Route 46
3rd Floor
Parsippany, NJ
2204 Morris Avenue
Suite 302, 3rd Floor
Union, NJ

52 Oswego Street
Baldwinsville, NY

2144 Doubleday Avenue
Ballston Spa, NY

4099 Genesee Street
Cheektowaga, NY

LaGuardia International Airport
United Hangar #2, Rooms 328 & 329
Flushing, NY

JFK International Airport
175-01 Rockaway Boulevard
Jamaica, NY

17 Battery Place
Suite 223
New York, NY

720 Fifth Avenue
10th Floor
New York, NY

22 IBM Road
Suite 105
Poughkeepsie, NY

Two Gannett Drive
Suite 208
White Plains, NY

265 Sunrise Highway
Suites 41 & 44
Rockville Centre, NY

Portland International Airport
700 NE Airport Way
Suite D2404
Portland, OR

29 Bala Avenue
Suite 118
Bala Cynwyd, PA

2 International Plaza
Suite 242
Philadelphia, PA

Pittsburgh International Airport
1000 Airport Boulevard
Ticketing Level of the Landside Terminal Building
Pittsburgh, PA

669 Elmwood Avenue
Suite B-4
Providence, RI

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

The nature of our business is such that there is a significant volume of routine claims and lawsuits against us, the vast majority of which have never led to the award of substantial damages.  We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability.  Some of the claims brought against us could result in significant payments; however, the exposure to us for general liability claims is limited to the first $25,000 per occurrence on the non-aviation and airport wheelchair and electric cart operations related claims and $5,000 per occurrence on the aviation related claims, except $25,000 for damage to aircraft and $100,000 for skycap operations as well as any amount in excess of the maximum coverage provided by such policies .  Any punitive damage award would not be covered by our general liability insurance policy.  Also, the premiums we pay under our insurance policies may be adversely affected by an unfavorable claims history.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended March 31, 2009.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was quoted on the OTC Bulletin Board Service until June 7, 2007 under the symbol “CMMD.OB.”  On June 8, 2007, our common stock began trading on the American Stock Exchange (the “AMEX”) under the ticker symbol “MOC.”  On October 1, 2008, NYSE Euronext completed its acquisition of the AMEX, where our common shares were traded.  As a result of this acquisition, our common shares are now traded on the NYSE Amex which is an exchange-regulated market.  The NYSE Amex is regulated by Euronext.  Shares of our common stock now trade on the NYSE Amex under the same and previous trading symbol “MOC.”

The following table sets forth, for the calendar periods indicated, the high and low sales price for our common stock as reflected on the OTC Bulletin Board Service (until June 7, 2007) and thereafter the NYSE Amex for each full quarterly period within the two most recent fiscal years.

Last Sales Price Period (1)	Common stock market price
	High	Low

2009
First Quarter	$4.02	$2.60
Second Quarter	3.55	2.80
Third Quarter	3.35	2.53
Fourth Quarter	3.64	2.76

2008
First Quarter	$3.25	$2.70
Second Quarter	3.40	2.55
Third Quarter	3.60	2.70
Fourth Quarter	4.43	3.35

_________________________________

(1) Reflects fiscal years ended March 31, 2009 and 2008 as indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and may not represent actual transactions. The past performance of our common stock is not necessarily indicative of the price at which it may trade in the future.

As of June 19, 2009 there were approximately 950 holders of our common stock.

To date, we have neither declared nor paid any cash dividends on shares of our common stock.  Payment of dividends on our common stock, if any, will be within the discretion of our Board of Directors and will depend, among other factors, on the approval of our principal lender, our earnings and capital requirements and our operating and financial condition.  At present, our anticipated capital requirements and growth plans are such that we intend to follow a policy of retaining earnings, if any, to finance our business operations and any growth in our business.

The graph below compares the cumulative total shareholder return on our common shares with the cumulative total return of (1) the Nasdaq Stock Market Index (U.S.) (the “Nasdaq Index”) and (2) an index of publicly traded companies with a Standard Industrial Classification Code (“SIC Code”) of between 7380 and 7389 (the “SIC Code Index”).  This graph assumes that $100 was invested in each of (A) shares of our common stock, (B) the Nasdaq Index and (C) the SIC Code Index on March 31, 2003 and reflects the return through March 31, 2009 and assumes the reinvestment of dividends, if any.  The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, possible future performance of our Common Stock.

THE INFORMATION CONTAINED IN THE STOCK PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

ITEM 6.  SELECTED FINANCIAL DATA.

The financial data included in the table below has been derived from our financial statements as of and for the fiscal years ended March 31, 2009, 2008, 2007, 2006 and 2005, which have been audited by independent certified public accountants.  This information should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.  The dollar amounts presented below in this Item 6 are in thousands of dollars, except for per share data.

	Statements of Operations Data
	Years Ended March 31,
	2009	2008	2007	2006	2005
Revenues	130,813	119,404	93,823	85,209	79,655
Gross profit	18,664	16,242	13,665	11,420	10,523
Operating income (loss)	3,008	2,969	1,135	8	(289)
Net income (loss)	1,282	2,474	1,240	(100)	(390)
Income (loss) per common share	.12	.23	.12	(.01)	(.06)
Weighted average number
of common shares	10,772,613	10,733,797	10,137,970	8,834,952	7,302,738

	Balance Sheet Data at March 31,
	2009	2008	2007	2006	2005
Working capital	7,106	6,097	6,514	6,838	3,679
Total assets	34,265	32,786	25,330	18,113	16,511
Short-term debt (1)	11,071	8,775	8,751	3,475	4,866
Long-term debt (2)	109	18	16	57	81
Stockholders' equity	14,722	13,360	9,104	7,625	4,409

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes thereto contained in this Annual Report.  In this discussion, the words "Company", "we", "our" and "us" refer to Command Security Corporation.

FORWARD- LOOKING STATEMENTS

This section, Management's Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Annual Report on Form 10-K and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the security industry.  These include statements regarding our expectations about revenues, our liquidity, or expenses and our continued growth, among others. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words.  You should read statements that contain these words carefully because they:

•	discuss future expectations;
•	contain projections of future results of operations or financial condition; and
•	state other “forward-looking” information.

Such forward-looking statements by their nature involve a degree of risk and uncertainty.  We caution you to not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.  We further caution you that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	changes in general economic conditions in the United States and abroad;
•	changes in the financial condition of our customers;
•	legislation or regulatory environments, requirements or changes adversely affecting our business or the businesses in which our customers are engaged;
•	cancellations and non-renewals of existing contracts;
•	changes in our estimates of costs;

•	war and/or terrorist attacks on facilities where services are or may be provided;
•	outcomes of pending and future litigation;
•	increasing competition by other companies;
•	changes in interest rates;
•	compliance with our loan covenants;
•	changing interpretations of GAAP;
•	the general volatility of the market price of our securities;
•	the availability of qualified personnel;
•	recoverability of claims against our customers and others by us and claims by third parties against us; and
•	changes in estimates used in our critical accounting policies.

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

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We have based the forward-looking statements included in this Annual Report on information available to us on the date of this annual report and, except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors including, but not limited to, those presented under “Risk Factors” included in Item 1A and elsewhere in this Annual Report.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  The estimates that we make include allowances for doubtful accounts, depreciation and amortization, income tax assets and insurance reserves.  Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

Revenue Recognition

We record revenues as services are provided to our customers.  Revenues consist primarily of aviation and security services, which are typically billed at hourly rates.  These rates may vary depending on base, overtime and holiday time worked.  Revenue for administrative services provided to other security companies are calculated as a percentage of the administrative service customer's revenue and are recognized when billings for the related security services are generated.  Revenue is reported net of applicable taxes.

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

Income Taxes

Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes.  Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates.  A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.  In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We were required to adopt the provisions of SFAS No. 123R effective July 1, 2005 and use the modified-prospective transition method.  Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005.  The adoption of SFAS No. 123R resulted in non-cash charges of $172,097, $239,900 and $226,550 for stock based compensation for the years ended March 31, 2009, 2008 and 2007, respectively.  Such non-cash charges would have been the same under the provisions of SFAS No. 148.

OVERVIEW

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through over forty company-offices in eighteen states throughout the United States.  In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

Our customer-focused mission is to provide the best personalized supervision and management attention necessary to deliver timely and efficient security solutions so that our customers can operate in safe environments without disruption or loss.  Technology underpins our efficiency, accuracy and dependability. We use a sophisticated software system that integrates scheduling, payroll and billing functions, giving customers the benefit of customized programs using the personnel best suited to the job.

Renewing and extending existing contracts and obtaining new contracts are crucial to our ability to generate revenues and manage cash flow.  In addition, our growth strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographical areas, capture market share in the markets in which we operate and improve our profitability.  We intend to pursue acquisition opportunities for contract security officer businesses.  We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions.

We expect that security will continue to be a key area of focus both domestically in the United States and internationally.

RESULTS OF OPERATIONS

Earnings

Our net income for the fiscal year ended March 31, 2009 was $1,281,883.  The net income resulted primarily from:  (i) the acquisitions of security services businesses in Florida (September 2008) and Maryland (January 2008); (ii) expanded security services provided to new and existing customers, including (but not limited to) a major medical center, a New York based hospital center, a major international commercial bank, a large grocery market distribution center in California and a company that provides merchandising and distribution services to a major grocery retailer in New Jersey, (iii) expanded aviation services provided to new and existing customers at John F. Kennedy International Airport (“JFK”) and LaGuardia Airport in New York; and (iv) lower weighted average interest rates under our commercial revolving loan agreement.  Net income decreased in the current year period as compared with the same period last year primarily due to:  (i) the loss of business at seven domestic airport locations resulting from a change in government regulations that requires the Transportation Security Administration (“TSA”) to provide certain document verification services that we formerly provided at these airports; and (ii) a higher effective tax rate in the current year period primarily resulting from the recognition of deferred tax assets in the prior fiscal year.

Our net income for the fiscal year ended March 31, 2008 was $2,473,585.  The net income primarily resulted from:  (i) the continuing growth and expansion of our aviation and security services divisions including the acquisitions of security services businesses in California and Maryland; (ii) lower workers’ compensation insurance costs reflecting our ongoing commitment to implement loss prevention practices in the workplace, provide safety training to our employees and reduce the frequency and severity of job-related claims incurred; (iii) greater leveraging of our general and administrative expenses; (iv) a recovery related primarily to the stock that we received under our claim associated with the bankruptcy filing of Northwest Airlines and (v) an income tax benefit associated with the recognition of deferred tax assets.  Partially offsetting this net income were:  (i) higher labor ratio margins for both our aviation and security services divisions due mainly to increases in wages, salaries and related taxes and benefits of our employees at rates in excess of the amount that we are willing to pass on to our customers through increased billing rates charged under our service contracts; (ii) the loss of document verification services to the TSA, as discussed below; (iii) increased overhead costs at JFK resulting from a shortage of manpower needed to meet increased demand for services; and (iv) additional investment in our sales and marketing group.

Revenues

Our revenues for the fiscal year ended March 31, 2009 increased by $11,409,379, or 9.6%, to $130,813,244 from $119,403,865 in fiscal 2008.  The increase is primarily due to:  (i) expanded security services provided to new and existing customers, including, but not limited to, a major medical center, a New York based hospital center, a major international commercial bank, a large grocery market distribution center in California and a company that provides merchandising and distribution services to a major grocery retailer in New Jersey, resulting in additional aggregate revenues of approximately $9,000,000; (ii) the acquisitions of security services businesses in Florida (September 2008) and Maryland (January 2008), which generated aggregate revenues of approximately $3,500,000; and (iii) expanded aviation services to new and existing customers at our terminal operations at Los Angeles International Airport in California and JFK and LaGuardia Airport in New York, which generated additional aggregate revenues of approximately $3,400,000.  The increase in revenues was partially offset by:  (i) the loss of revenues at seven domestic airport locations of approximately $2,800,000 resulting from a change in government regulations that requires the TSA to provide certain document verification services that we formerly provided at these airports; and (ii) several of our airline customers continuing to reduce capacity within their systems which resulted in reductions of service hours that we provided to such carriers.

Our revenues for the fiscal year ended March 31, 2008 increased by $25,581,319, or 27.3%, to $119,403,865 from $93,822,546 in fiscal 2007.  The increase resulted primarily from:  (i)  incremental revenues of approximately $11,395,000 associated with the acquisitions of security services businesses in California and Maryland in April 2007 and January 2008, respectively; (ii) approximately $9,172,000 from new and existing airline customers at our terminal operations in Los Angeles and JFK International Airports; (iii) approximately $2,473,000 due mainly to expanded services with an existing major medical center, a new contract to provide security services to a New York based metropolitan hospital center and the expansion of domestic services with a major international commercial bank; (iv) approximately $1,072,000 from expanded services at San Jose International Airport in California and LaGuardia Airport in New York; (v) approximately $1,300,000 under new contracts that commenced during fiscal 2007 with groups of airlines at new airport locations in Oakland, California and Seattle, Washington; and (vi) expanded security services to new customers in the New England region.  These increases in revenues were partially offset by:  (i)  the loss of revenues at seven domestic airport locations of approximately $2,000,000 resulting from a change in government regulations that requires the TSA to provide certain document verification services that we formerly provided at these airports and (ii) the termination in fiscal 2007 of a short-term contract to provide security services to a national insurance company at multiple domestic locations, which generated revenues of approximately $840,000 in the prior year.

Gross Profit

Our gross profit for the fiscal year ended March 31, 2009 increased by $2,421,941, or 14.9%, to $18,664,218 (14.3% of revenues), from $16,242,277 (13.6% of revenues) for fiscal 2008.  The increase resulted primarily from:  (i) the acquisitions of security services businesses in Florida (September 2008) and Maryland (January 2008); (ii) expanded security services provided to new and existing customers as described above and (iii) expanded aviation services provided to new and existing customers at JFK and LaGuardia Airport in New York.  The increase in our gross profit was partially offset by the loss to the TSA of certain document verification services and airline capacity reductions, described above.

Our gross profit for the fiscal year ended March 31, 2008 increased by $2,577,045, or 18.9%, to $16,242,277 (13.6% of revenues), from $13,665,232 (14.6% of revenues) for fiscal 2007.  The increase resulted primarily from:  (i) our acquisitions of security services businesses in California and Maryland; (ii) expanded aviations services at the airports described above, with the exception of JFK (see below); and (iii) lower workers’ compensation costs.  The increase in our gross profit was partially offset by:  (i) higher labor ratio margins for both our aviation and security services divisions due mainly to increases in wages, salaries and related taxes and benefits of our employees at rates in excess of the amount that we are willing to pass on to our customers through increased billing rates charged under our service contracts; (ii) the loss of the TSA document verification services, as described above; (iii) higher overtime costs at JFK resulting from a shortage of manpower needed to meet increased demand for services; (iv) the absence of a short-term contract to provide security services to a national insurance company at multiple domestic locations; and (v) the loss of service fees under our service agreement contracts that were discontinued during fiscal 2007.

We have an insurance policy covering workers’ compensation claims in States in which we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles.  Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $1,656,742, $1,609,009 and $2,042,618, for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others.  We insure against such claims and suits through general liability policies with third-party insurance companies.  Our insurance coverage limits are currently $7,000,000 per occurrence for non-aviation related business (with an additional excess umbrella policy of $5,000,000) and $30,000,000 per occurrence for aviation related business.  We retain the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair and electric cart operations, and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and $100,000 for skycap operations.  Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims.  These are all factored into estimated losses incurred but not yet reported to us.

General and Administrative Expenses

Our general and administrative expenses for the fiscal year ended March 31, 2009 increased by $1,925,859 to $15,351,021 (11.7% of revenues), from $13,425,162 (11.2% of revenues) in fiscal 2008. The increase in general and administrative expenses resulted primarily from higher:  (i) administrative payroll and related costs of approximately $1,800,000 associated primarily with expanded operations, including the acquisitions in Florida and Maryland noted above, additional investment in our sales and marketing group and the addition of a Chief Executive Officer; (ii) professional and related fees and (iii) insurance related costs.  The increase in our general and administrative expenses was partially offset by reductions of approximately $140,000 resulting mainly from:  (i) lower stock compensation costs; and (ii) the absence in the current year period of expenses associated with our initial listing of our common shares on the American Stock Exchange in fiscal 2008.

Our general and administrative expenses for the fiscal year ended March 31, 2008 increased by $1,109,417 to $13,425,162 (11.2% of revenues), from $12,315,745 (13.1% of revenues) in fiscal 2007.  The increase resulted primarily from:  (i) higher administrative payroll costs associated mainly with expanded operations, including the acquisitions noted above, and additional investment in our sales and marketing group; (ii) professional and related fees principally associated with settlement of employment related claims; (iii) facility costs; (iv) amortization costs associated with the acquisitions noted above; (v) stock compensation costs; and (vi) expenses associated with our (A) reporting, compliance and other obligations under applicable securities laws, (B) advertising and promotion including our participation in an annual security industry conference program and (C) the initial listing of our common shares on the American Stock Exchange.  The increases in our general and administrative expenses were partially offset by lower professional fees of approximately $1,646,000 related primarily to the expiration in December 2006 of our consulting agreement with Giuliani Security & Safety LLC.

Provision for Doubtful Accounts

The provision for doubtful accounts for the fiscal year ended March 31, 2009 decreased by $12,495 to $347,180, compared with $359,675 in fiscal 2008.  The decrease was due mainly to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year periods.

The provision for doubtful accounts for the fiscal year ended March 31, 2008 increased by $91,557 to $359,675, compared with $268,118 in fiscal 2007.  The increase was due mainly to the timing and amounts of uncollectible accounts charged and/or credited to expense between the fiscal 2008 and fiscal 2007 periods.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable.  We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience.  Individual accounts are charged off against the allowance as management deems them as uncollectible.  We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the fiscal year ended March 31, 2009 compared with the same period of the prior year is necessarily indicative of a trend.

Bad Debt Recoveries

Bad debt recoveries for the fiscal year ended March 31, 2009 decreased by $469,969 to $41,624, from $511,593 in fiscal 2008 due mainly to the absence in the current year period of a recovery related to the bankruptcy filing of Northwest Airlines as noted below.

Bad debt recoveries for the fiscal year ended March 31, 2008 increased by $458,364 to $511,593, from $53,229 in fiscal year 2007 primarily as a result of a recovery of approximately $412,000 related primarily to the stock that we received under our claim related to the bankruptcy filing of Northwest Airlines.

Interest Income

Interest income for the fiscal year ended March 31, 2009 principally represents interest earned on:  (i) cash balances and (ii) trust funds for potential future workers’ compensation claims.  Interest income in fiscal 2009 decreased as a result of lower trust fund balances due to favorable trending for potential future workers’ compensation claims, as well as a reduction in the rate at which interest accrues on such balances.

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

Interest Expense

Interest expense for the fiscal year ended March 31, 2009 decreased by $269,216 to $514,453, from $783,669 in fiscal 2008.  The decrease is due mainly to lower weighted average interest rates under our commercial revolving loan agreement.

Interest expense for the fiscal year ended March 31, 2008 increased by $215,904 to $783,669, from $567,765 in fiscal 2007.  The increase is due mainly to higher average outstanding borrowings under our commercial revolving loan agreement, partially offset by lower weighted average interest rates.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The $24,803 gain on equipment dispositions for the fiscal year ended March 31, 2009 was primarily due to the disposition of Company vehicles at amounts in excess of their respective book values.

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

Provision for Income Taxes

Provision for income taxes for the fiscal year ended March 31, 2009 increased $1,424,139 to $1,264,139 from a tax benefit of $160,000 in fiscal 2008 due mainly to a higher effective tax rate in the current year period and the recognition of deferred tax assets in the prior year period.   We have determined based on our expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2009 and 2008.

Income tax benefit for the fiscal year ended March 31, 2008 decreased $290,000 to $160,000 from $450,000 in fiscal 2007 due mainly to an increase in our pre-tax earnings which were offset by recognition of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We pay employees and administrative service customers on a weekly basis, while customers pay for services generally within 60 days after billing by us.  In order to fund our payroll and operations, we maintain a commercial revolving loan arrangement, currently with Wells Fargo, National Association, acting through its Wells Fargo Business Credit operating division (“Wells Fargo”).

Our principal use of short-term borrowings is for carrying accounts receivable.  Our short-term borrowings have supported the increase in accounts receivable associated with:  (i) our ongoing expansion and organic growth; (ii) the October 1, 2006 change in a majority of Delta Airline’s billing and payment terms from monthly invoices prepaid in advance to weekly invoices due in thirty (30) days; and (iii) our acquisitions of Eagle International Group, LLC and International Security & Safety Group, LLC, Expert Security Services, Inc., Brown Security Industries, Inc. and Sterling Protective Services, Inc. on September 12, 2008, January 1, 2008, April 12, 2007 and June 14, 2006, respectively (see Note 9).  We intend to continue to use our short-term borrowings to support our working capital requirements.

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

CIT Revolving Loan

Until March 21, 2006, we were parties to a financing agreement (the “Agreement”) with CIT that had a term of 3 years ending December 12, 2006 and provided for borrowings in an amount up to 85% of our eligible accounts receivable, as defined in the Agreement, but in no event more than $15,000,000.  The Agreement also provided for advances against unbilled revenue (primarily monthly invoiced accounts) although this benefit was offset by a reserve against all outstanding payroll checks.  Borrowings under the Agreement bore interest at the prime rate (as defined in the Agreement) plus 1.25% per annum on the greater of:  (i) $5,000,000 or (ii) the average of the net balances owed by us to CIT in the loan account at the close of each day during the applicable month for which interest was calculated.  Costs to close the loan totaled $279,963 and were amortized over the three year life of the Agreement, as extended (see below).

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

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”).  Under the Amended Agreement, the aggregate amount that we could borrow from CIT under the credit facility was increased from $12,000,000 to $16,000,000, and CIT also provided us with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business.  Further, the Amended Agreement extended of the maturity date of this credit facility to December 12, 2008, reduced certain fees and availability reserves and increased the letter of credit sub-line to an aggregate amount of up to $3,000,000.  Under the Amended Agreement, letters of credit were subject to a one and three-quarters percent (1.75%) per annum fee on the fact amount of each letter of credit.  The Amended Agreement provided that interest was calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended Agreement) less .25%.  For LIBOR loans, interest was calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement) plus 2.0%.

On October 10, 2008, we amended the Amended Agreement to extend the maturity date of the CIT credit facility to December 31, 2008 and to reduce the written notice period required to terminate the Amended Agreement from 60 days to 30 days.

On November 24, 2008, we amended the Amended Agreement to extend the maturity date of the CIT credit facility to March 31, 2009.  The amendment also provided for interest to be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended Agreement) plus 3.50%.  For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement) plus 3.50%.  In addition, the Company agreed to pay CIT a fee (the “Amendment Fee”) in consideration for the extension provided to the Company under this amendment in the amount of $20,000.  The Amendment Fee was payable as follows:  (i) If the Obligations (as defined in the Amended Agreement) were paid in full on or before January 31, 2009, the entire Amendment Fee shall be forgiven; (ii) If the Obligations (as defined in the Amended Agreement) were not paid on or before January 31, 2009, a portion of the Amendment Fee in the amount of $7,500 must be paid on or before February 1, 2009; (iii) If the Obligations (as defined in the Amended Agreement) were paid in full on or before February 27, 2009, then the unpaid balance of the Amendment Fee shall be forgiven; and (iv) If the Obligations (as defined in the Amended Agreement) were not paid on or before February 27, 2009, then the unpaid balance of the Amendment Fee must be paid on or before March 2, 2009.

Wells Fargo Revolving Loan

On February 12, 2009, we entered into a new $20,000,000 credit facility with Wells Fargo (the “Credit Agreement”).  This new credit facility, which matures in February 2012, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.  This new facility replaced our existing $16,000,000 revolving credit facility with CIT, and was used to refinance outstanding indebtedness under that facility, to pay fees and expenses in connection therewith and, thereafter, for working capital (including acquisitions), letters of credit and other general corporate purposes.

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

As of March 31, 2009, the interest rates were 4.75% and 4.00% for revolving and LIBOR loans under the Credit Agreement, respectively.  Closing costs for the Credit Agreement totaled $303,762 and are being amortized over the three year life of the Credit Agreement.

As of March 31, 2009, we had borrowed $3,006,134 in revolving loans, $8,000,000 in LIBOR loans and had $147,000 letters of credit outstanding representing approximately 77% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the fiscal year ended March 31, 2009, we were in compliance with all covenants under the Credit Agreement.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2009, 2008 and 2007:

	2009	2008	2007
Net cash provided by (used in) operating activities	$410,620	$2,145,225	$(4, 001,190)
Net cash used in investing activities	(1,536,327)	(2,277,876)	(639,633)
Net cash provided by financing activities	1,155,936	59,393	4,828,620

Investing

We finance vehicle purchases typically over three years and insurance through short-term borrowings.  We have no material commitments for capital expenditures at this time.

Financing

During the fiscal year ended March 31, 2009, we increased our short-term borrowings principally to support higher accounts receivable associated with:  (i) our ongoing expansion and organic growth; and (ii) our acquisitions of Eagle International Group, LLC and International Security & Safety Group, LLC on September 12, 2008 (see Note 9).

Working Capital

Working capital increased by $1,009,008 to $7,106,044 as of March 31, 2009, from $6,097,036 as of March 31, 2008.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,149,038 as of March 31, 2009, compared with $1,962,314 at March 31, 2008.  Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2009 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$173,518	$64,827	$108,691	$--	$--
Operating lease obligations	2,926,585	1,382,011	1,480,084	64,490	--
Purchase obligations (1)	147,531	91,322	56,209	--	--
Total	$3,247,634	$1,538,160	$1,644,984	$64,490	$--

(1)
Purchase obligations include an agreement to purchase uniform cleaning services that is legally binding on we and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

OUTLOOK

Financial Results

Future revenues will be largely dependent upon our ability to gain additional business from new and existing customers in our security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers.  Our security services division has started to experience both organic and transactional growth over recent quarters after a reduction over the past few years as contracts with unacceptable margins were cancelled.  Our current focus is on increasing revenues while our sales and marketing team and branch managers work to develop new business and retain profitable contracts. The airline industry continues to increase its demand for third party services provided by us; however, several of our airline customers have continued to reduce capacity within their system which results in reductions of service hours provided by us to such carriers.  Additionally, our aviation services division is continually subject to government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and most recently with the ongoing federalization of the document verification process at several of our domestic airport locations.

We expect our gross profit margins to average between 14.0% and 15.0% of revenue for fiscal year 2010 based on current business conditions.  We expect gross profit to remain under pressure due primarily to continued price competition.  However, we expect these effects to be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses in future periods.  Additional cost reduction opportunities are being pursued as they are determined.

The aviation services division represents approximately 56% of our total revenues and Delta, at annual billings of approximately $19,341,000 during fiscal 2009, is the largest customer of our aviation division representing, on an annual basis, approximately 26% of the revenues from our aviation services division and 15% of our total revenues.  The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

As described above on February 12, 2009, we entered into a new $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo.  As of the close of business on June 19, 2009, our cash availability was approximately $4,700,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in credit facilities or otherwise.  As of the date of this annual report and for the past several months, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the fiscal year ended March 31, 2009, we did not hold a portfolio of securities instruments for either trading or speculative purposes.  Periodically, we hold securities instruments for other than trading purposes.  Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes.  Based on our average outstanding balances during the fiscal year ended March 31, 2009, a 1% change in the prime lending rate could impact our financial position and results of operations by approximately $100,000 over the next fiscal year.  For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Reference is made to Item 7 of Part II of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15 (a)(1) and (a)(2) of Part IV of this Form 10-K Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2009 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Management’s Report on Internal Control Over Financial Reporting.

(a)	Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2009 and for the period then ended.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)
There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the fourth quarter of fiscal 2009 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9b.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders which is expected to be filed with the SEC within 120 days of the close of the our fiscal year ended March 31, 2009 (the “2009 Proxy Statement”) under the caption “Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the 2009 Proxy Statement under the captions “Executive Compensation” and “Director Compensation and Stock Ownership Guidelines,” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the 2009 Proxy Statement under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the 2009 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be set forth in the 2009 Proxy Statement under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

(1)	Consolidated Financial Statements:	Page Number From
This Form 10-K

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets - March 31, 2009 and 2008	F-2

	Consolidated Statements of Income - years ended	F-3
March 31, 2009, 2008 and 2007

	Consolidated Statements of Changes in Stockholders'	F-4
Equity and Comprehensive Income years ended
March 31, 2009, 2008 and 2007

	Consolidated Statements of Cash Flows - years ended	F-5 - F-6
March 31, 2009, 2008 and 2007

	Notes to Consolidated Financial Statements	F-7 - F-18

(2)	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts	F-19

Schedules not listed above have been omitted as either
not applicable, immaterial or disclosed in the Financial
Statements or notes thereto.

(3)	Exhibits:

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

COMMAND SECURITY CORPORATION

Date: June 26, 2009	By:	/s/ Edward S. Fleury
Edward S. Fleury Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter Kikis	Chairman of the Board	June 26, 2009
Peter Kikis

/s/ Edward S. Fleury	Director and Chief Executive	June 26, 2009
Edward S. Fleury	Officer (Principal Executive
Officer)

/s/ Barry I. Regenstein	Director, President and	June 26, 2009
Barry I. Regenstein	Chief Financial Officer
(Principal Accounting Officer)

/s/ Martin C. Blake, Jr.	Director and Chief Operating	June 26, 2009
Martin C. Blake, Jr.	Officer

/s/ Robert S. Ellin	Director	June 26, 2009
Robert S. Ellin

/s/ Thomas Kikis	Director	June 26, 2009
Thomas Kikis

/s/ Laurence A. Levy	Director	June 26, 2009
Laurence A. Levy

COMMAND SECURITY CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended & Restated Articles of Incorporation	Incorporated by reference to Exhibit of Incorporation 3.3 of the form 10-K for the fiscal year ended March 31, 1993 (the
"1993 10-K").

3.2	By-Laws	Incorporated by reference to Exhibit 3.3 of the Form 10-K
for the fiscal year ended March 31, 1991 (the "1991 10-K").

3.3	Amendments to By-Laws	Incorporated by reference to Exhibit 3.1 of the Form 8-K
filed September 20, 2006.

3.4	Certificate of Amendment of	Incorporated by reference to Exhibit 3.4 of the Eighth
	Certificate of Incorporation	Amendment to the Registration Statement filed on Form
S-1, File No. 33-75336 (the "S-1").

4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to
Registrant's Registration Statement on Form S-18,
file number 33, 35007-NY (the "S-18").

4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2
of the Third Amendment to the S-1.

10.1	Purchase and Sale Agreement dated	Incorporated by reference to Exhibit 2.1
	February 24, 1996, for the acquisition	of the Form 8-K filed March 23, 1996.
of United Security Group Inc.

10.2	CIT Group/Business Credit, Inc. Financing	Incorporated by reference to Exhibit 10.41
	Agreement dated December 12, 2003	of the Form 10-K for the fiscal year ended
March 31, 2004 filed on July 14, 2004.

10.3	Amended and Restated Financing Agreement with	Incorporated by reference to Exhibit 10.4
	CIT Group/Business Credit, Inc. dated March 21, 2006	of the Form 8-K filed March 21, 2006.

10.4	Consulting Agreement with Giuliani Security &	Incorporated by reference to Exhibit 10.3
	Safety LLC dated January 9, 2006	of the Form 8-K filed January 9, 2006.

10.5	Consulting Agreement with Jericho State Capital	Incorporated by reference to Exhibit 10.4
	Consulting LLC dated February 3, 2006	of the Form 8-K filed February 3, 2006.

10.6	First Amendment and Consent to Amended and Restated	Incorporated by reference to Exhibit 10.5
	Financing Agreement with CIT Group/Business Credit,	of the Form 8-K filed June 13, 2006.
Inc. dated June 13, 2006

10.7	Agreement for Purchase and Sale of Assets dated June	Incorporated by reference to Exhibit 10.6
	13, 2006, for the acquisition of Sterling Protective	of the Form 8-K filed June 13, 2006.
Group, Inc.

10.8	Second Amendment to the Amended and Restated Financing	Incorporated by reference to Exhibit 10.7
	Agreement with CIT Group/Business Credit, Inc.	of the Form 10-Q filed February 13, 2007.
dated September 30, 2006

10.9	Third Amendment to Amended and Restated Financing	Incorporated by reference to Exhibit 10.1
	Agreement with CIT Group/Business Credit, Inc.	of the Form 8-K filed April 12, 2007.
Inc. dated April 12, 2007

10.10	Fifth Amendment to Amended and Restated Financing	Incorporated by reference to Exhibit 10.1
	Agreement with CIT Group/Business Credit, Inc.	of the Form 8-K filed November 24, 2008.

10.11	Stock Purchase Agreement dated April 12, 2007, for	Incorporated by reference to Exhibit 10.2
	the acquisition of Brown Security Industries, Inc.	of the Form 8-K filed April 12, 2007.

10.12	Amended and Restated Plan of Merger dated April 12,	Incorporated by reference to Exhibit 10.3
	2007, for the acquisition of Brown Security Indus-	of the Form 8-K filed April 12, 2007.
tries, Inc.

10.13	Asset Purchase Agreement dated January 1, 2008 for	Incorporated by reference to Exhibit 10.1
	the acquisition of Expert Security Services, Inc.	of the Form 8-K filed January 7, 2008.

10.14	Wells Fargo Business Credit, Credit and Security	Incorporated by reference to Exhibit 10.1
	Agreement dated February 12, 2009	of the Form 10-Q filed on February 17, 2009.

11	Computation of Income (Loss) Per Share of Common Stock	Incorporated by reference to Note 10
of the Financial Statements.

14	Command Code of Ethics	Incorporated by reference to Exhibit 14
of the Form 10-K for the fiscal year ended
March 31, 2008 filed on June 27, 2008.

31.1	Certifications Pursuant to	Exhibit 31.1 attached hereto.
Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certifications Pursuant to	Exhibit 31.2 attached hereto.
Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certifications	Exhibit 32.1 attached hereto.

99.1	Registration Rights Agreement	Incorporated by reference to Exhibit 99.22
of the Form 8-K filed September 27, 2000.

99.2	Audit Committee of the Board	Incorporated by reference to Exhibit 99.3
	of Directors Charter and Powers of the Form 10-K	for the fiscal year ended
March 31, 2008 filed on June 27, 2008.

99.3	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25
of the Form 10-K for the fiscal year ended
March 31, 2001 filed on July 3, 2001.

99.4	2005 Stock Incentive Plan	Incorporated by reference to Exhibit 99.5
of the Form 10-K for the fiscal year ended
March 31, 2006 filed on June 28, 2006.

99.5	Barry I. Regenstein Employment Agreement	Incorporated by reference to Exhibit 10.1
of the Form 8-K/A filed August 27, 2004.

99.6	Marc W. Brown Employment Agreement	Incorporated by reference to Exhibit 10.4
of the Form 8-K filed April 12, 2007.

99.7	Martin C. Blake, Jr. Employment Agreement	Incorporated by reference to Exhibit 99.2
of the Form 10-Q filed on August 14, 2008.

99.8	Edward S. Fleury Employment Agreement	Incorporated by reference to Exhibit 10.1
of the Form 8-K filed September 29, 2008.

99.9	Press Release dated June 26, 2009 announcing	Exhibit 99.9 attached hereto.
March 31, 2009 fourth quarter and fiscal year results

Report of Independent Registered
Public Accounting Firm

To the Board of Directors
and Stockholders of
Command Security Corporation

We have audited the accompanying consolidated balance sheets of Command Security Corporation as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended March 31, 2009.  Our audits also included the financial statement schedule II – Valuation and Qualifying Accounts.  Command Security Corporation’s management is responsible for these consolidated financial statements and the schedule. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP

June 26, 2009
Poughkeepsie, New York

Command Security Corporation
Consolidated Balance Sheets
March 31, 2009 and 2008

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$177,011	$146,782
Accounts receivable from security services customers, less allowance for
doubtful accounts of $1,000,507 and $1,020,442, respectively	21,603,826	20,097,835
Prepaid expenses	2,256,238	2,680,751
Other current assets	1,861,089	1,910,163
Total current assets	25,898,164	24,835,531

Furniture and equipment at cost, net	672,166	559,665
Intangible assets, net	5,180,077	4,049,273
Restricted cash	82,636	302,736
Other assets	2,431,992	3,039,244

Total assets	$34,265,035	$32,786,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,149,038	$1,962,314
Current maturities of long-term debt	--	5,901
Current maturities of obligations under capital leases	64,827	17,100
Short-term borrowings	11,006,134	8,752,433
Accounts payable	313,745	1,025,963
Accrued expenses and other liabilities	6,258,376	6,974,784
Total current liabilities	18,792,120	18,738,495

Insurance reserves	642,656	670,617
Obligations under capital leases, due after one year	108,691	17,588
Total liabilities	19,543,467	19,426,700

Commitments and contingencies (Notes 15 and 16)

Stockholders' equity:
Preferred stock, convertible Series A,
$.0001 par value per share, 1,000,000
shares authorized	--	--
Common stock, $.0001 par value per share, 20,000,000 shares
authorized, 10,804,683 and 10,757,216 shares issued and
outstanding, respectively	1,080	1,076
Additional paid-in capital	16,045,620	15,924,947
Accumulated deficit	(1,044,121)	(2,326,004)
Accumulated other comprehensive income	(281,011)	(240,270)
Total stockholders' equity	14,721,568	13,359,749

Total liabilities and stockholders' equity	$34,265,035	$32,786,449

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Consolidated Statements of Income
Years Ended March 31, 2009, 2008 and 2007

	2009	2008	2007

Revenues	$130,813,244	$119,403,865	$93,822,546
Cost of revenues	112,149,026	103,161,588	80,157,314

Gross profit	18,664,218	16,242,277	13,665,232

Operating expenses
General and administrative expenses	15,351,021	13,425,162	12,315,745
Provision for doubtful accounts	347,180	359,675	268,118
Bad debt recoveries	(41,624)	(511,593)	(53,229)
	15,656,577	13,273,244	12,530,634

Operating income	3,007,641	2,969,033	1,134,598

Other income (expenses)
Interest income	28,031	75,174	226,057
Interest expense	(514,453)	(783,669)	(567,765)
Gain (loss) on equipment dispositions	24,803	3,040	(2,851)
Gain on sale of investments	--	50,007	--

	(461,619)	(655,448)	(344,559)

Income before provision (benefit) for income taxes	2,546,022	2,313,585	790,039

Income tax expense (benefit)	1,264,139	(160,000)	(450,000)

Net income	$1,281,883	$2,473,585	$1,240,039

Income per share of common stock
Basic	$.12	$.23	$.12
Diluted	$.11	$.22	$.12

Weighted average number of common
shares outstanding
Basic	10,772,613	10,733,797	10,137,970
Diluted	11,391,047	11,383,985	10,620,756

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
Years Ended March 31, 2009, 2008 and 2007

	Accumulated
	Other
	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income	Total

Balance at March 31, 2006	$--	$1,014	$13,663,311	$(6,039,628)	$--	$7,624,697

Other comprehensive income (a)					12,550	12,550

Stock compensation cost			226,550			226,550

Net income				1,240,039		1,240,039

Balance at March 31, 2007	--	1,014	13,889,861	(4,799,589)	12,550	9,103,836

Issuance of 614,246 shares for
acquisition		61	1,784,939			1,785,000

Options exercised		1	10,247			10,248

Other comprehensive income (a)					(252,820)	(252,820)

Stock compensation cost			239,900			239,900

Net income				2,473,585		2,473,585

Balance at March 31, 2008	--	1,076	15,924,947	(2,326,004)	(240,270)	13,359,749

Options exercised		4	64,076			64,080

Other comprehensive income (a)					(40,741)	(40,741)

Stock compensation cost			172,097			172,097

Deferred tax effect associated with
expired warrants			(115,500)			(115,500)

Net income				1,281,883		1,281,883

Balance at March 31, 2009	$--	$1,080	$16,045,620	$(1,044,121)	$(281,011)	$14,721,568

(a) – Represents unrealized gain (loss) on marketable securities.

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Consolidated Statements of Cash Flows
Years Ended March 31, 2009, 2008 and 2007

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2009	2008	2007

OPERATING ACTIVITIES
Net income	$1,281,883	$2,473,585	$1,240,039
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	799,323	697,334	315,222
Stock based compensation costs	172,097	239,900	226,550
Tax effect associated with expired warrants	(115,500)	--	--
Provision for doubtful accounts, net of recoveries	19,935	(151,918)	214,888
(Gain) loss on equipment dispositions	(24,803)	(3,040)	2,851
Gain on sale of investments	--	(50,007)	--
Deferred income taxes	549,905	(1,246,408)	(450,000)
Insurance reserves	(27,961)	131,114	237,439
Changes in operating assets and liabilities:
Restricted cash	220,100	(224,610)	--
Accounts receivable	(1,539,163)	(2,379,431)	(4,389,524)
Prepaid expenses	424,514	(2,123,798)	164,496
Other receivables	171,611	347,786	(1,253,293)
Other assets	(92,696)	1,593,616	(643,438)
Accounts payable and other current liabilities	(1,428,625)	2,841,102	434,971
Due to administrative service clients	--	--	(101,391)
Net cash provided by (used in) operating activities	410,620	2,145,225	(4,001,190)

INVESTING ACTIVITIES
Purchases of equipment	(202,694)	(169,337)	(344,986)
Proceeds from equipment dispositions	24,803	3,040	2,050
Acquisition of businesses	(1,358,436)	(2,260,675)	(412,500)
Proceeds from sale of investments	--	149,096	--
Principal collections on notes receivable	--	--	115,803
Net cash used in investing activities	(1,536,327)	(2,277,876)	(639,633)

FINANCING ACTIVITIES
Net advances on line-of-credit	2,253,701	265,368	5,116,687
(Decrease) increase in checks issued in advance of deposits	(813,276)	202,159	(68,647)
Proceeds from option exercises	64,080	10,247	--
Principal payments on other borrowings	(5,901)	(247,055)	(178,477)
Principal payments on capital lease obligations	(38,906)	(17,854)	(40,943)
Debt issuance costs	(303,762)	(153,472)	--
Net cash provided by financing activities	1,155,936	59,393	4,828,620

Net change in cash and cash equivalents	30,229	(73,258)	187,797

Cash and cash equivalents, beginning of year	146,782	220,040	32,243

Cash and cash equivalents, end of year	$177,011	$146,782	$220,040

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Consolidated Statements of Cash Flows, Continued
Years Ended March 31, 2009, 2008 and 2007

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:
	2009	2008	2007

Interest	$520,327	$803,521	$527,024
Income taxes	1,332,560	1,747,299	208,223

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the fiscal years ended March 31, 2009 and 2008, we purchased security and transportation equipment with lease financing of $177,736 and $26,165, respectively.  These amounts have been excluded from investing and financing activities on the consolidated statements of cash flows presented.

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

During the fiscal year ended March 31, 2008, we received available-for-sale securities principally in connection with our claim related to the bankruptcy filing of Northwest Airlines in the amount of $412,252 which is included as a bad debt recovery in the accompanying consolidated statements of income.  This amount has been excluded from investing activities on the consolidated statements of cash flows presented.

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

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Notes to Consolidated Financial Statements
March 31, 2009, 2008 and 2007

1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

Principal Business Activities

Command Security Corporation (the “Company”) is a uniformed security officer service company operating in Connecticut, California, Colorado, Delaware, District of Columbia, Florida, Illinois, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, Texas, Virginia and Washington.  In addition, the Company also provides police departments in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  The estimates that we make include allowance for doubtful accounts, depreciation and amortization, income tax assets and insurance reserves.  Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

Revenue Recognition

The Company records revenues as services are provided to its customers.  Revenues consist primarily of aviation and security services, which are typically billed at hourly rates.  These rates may vary depending on base, overtime and holiday time worked.  Revenues for administrative services provided to police departments are calculated as a percentage of the administrative service client's revenue and are recognized when billings for the related security services are generated.  Revenue is reported net of applicable taxes.

Advertising Costs

The Company expenses advertising costs as incurred.  Amounts incurred for recruitment and general business advertising were $141,732, $218,852 and $87,375 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

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

Investments

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  At March 31, 2009, we had no short-term investments.  Other investments in marketable equity are classified as available-for-sale and reported in the consolidated balance sheets at fair value, with changes in fair value reported in accumulated other comprehensive income.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2009, 2008 and 2007

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

Income Taxes

Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes.  Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates.  A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense.

Income Per Share

Under the requirements of SFAS No. 128, "Earnings Per Share," the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2009, 2008 and 2007 because of the effect the assumed issuance of common shares would have if the outstanding stock options and warrants were exercised.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We were required to adopt the provisions of SFAS No. 123R effective July 1, 2005 and use the modified-prospective transition method.  Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005.  The adoption of SFAS No. 123R resulted in non-cash charges of $172,097, $239,900 and $226,550 for stock based compensation for the years ended March 31, 2009, 2008 and 2007, respectively.  Such non-cash charges would have been the same under the provisions of SFAS No. 148.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, prepaid expenses, checks issued in advance of deposits, accounts payable and accrued expenses are reasonable estimates of the fair values because of their short-term maturity.  The fair value of the Company's long-term debt is based on the borrowing rates currently available to the Company for loans and leases with similar terms and average maturities.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2009, 2008 and 2007

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 "Fair
Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for  nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis.  The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP.  Although the adoption of SFAS No.157, as applied to financial assets and financial liabilities, did not have a material effect on our consolidated financial position or results of operations, we are now required to provide additional disclosures as part of our financial statements.  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;
•
Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. The stated objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS No.159 did not have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. SFAS 141, (revised 2007), "Business Combinations" (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods.  SFAS No. 141(R) introduces new accounting concepts and valuation complexities and many of the changes have the potential to generate greater earnings volatility after the acquisition.  SFAS No. 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date.  SFAS No. 141(R) will only affect our financial condition or results of operations to the extent we have business combinations after the effective date.

2. Furniture and Equipment

Furniture and equipment at March 31, 2009 and 2008 consist of the following:

	2009	2008

Transportation equipment	$582,903	$670,076
Security equipment	863,778	652,309
Office furniture and equipment	1,980,271	1,781,510
	3,426,952	3,103,895
Accumulated depreciation	(2,754,786)	(2,544,230)
Total	$672,166	$559,665

Depreciation expense for the fiscal years ended March 31, 2009, 2008 and 2007, was $297,929, $291,482 and $216,222, respectively, and includes amortization of assets purchased under capital lease arrangements in the amounts of $40,554, $31,340 and $35,408 for each of the respective years then ended (see Note 16).

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2009, 2008 and 2007

3. Intangible Assets

Intangible assets at March 31, 2009 and 2008 consist of the following:

	2009	2008

Customer list	$4,703,859	$3,450,423
Borrowing cost	303,762	443,635
Goodwill	895,258	895,258
Non-compete covenant	100,000	25,000
	6,002,879	4,814,316
Accumulated amortization	(822,802)	(765,043)
Total	$5,180,077	$4,049,273

Amortization expense for the fiscal years ended March 31, 2009, 2008 and 2007, was $501,394, $405,852 and $99,000, respectively.    Amortization expense for the years ending March 31, 2010, 2011, 2012, 2013 and 2014 for the intangible assets noted above will be $600,478, $598,395, $575,068, $467,143 and $467,143, respectively.

Included in intangible assets for the fiscal years ended March 31, 2009 and 2008 is goodwill of $895,258 that is not subject to amortization and net borrowing costs of $295,429 and $68,376, respectively, which are subject to amortization on a straight line basis over the life of the Company’s financing agreement (see Note 7).

4. Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers' compensation claims and a portion of the Brown acquisition consideration which is being held pending finalization of any potential downward purchase price adjustment.

5. Other Assets

Other assets at March 31, 2009 and 2008 consist of the following:

	2009	2008

Workers’ compensation insurance	$1,775,027	$1,622,489
Other receivables	33,845	138,413
Security deposits	202,874	247,122
Deferred tax asset	2,055,348	2,605,253
Other (a)	225,987	336,130
	4,293,081	4,949,407
Current portion	(1,861,089)	(1,910,163)
Total non-current portion	$2,431,992	$3,039,244

(a)
Our marketable equity securities were measured at fair value using quoted market prices.  They were classified as Level 1, in accordance with the SFAS No. 157 hierarchy, as they trade in an active market for which closing stock prices are readily available.  The fair value of investments included in other assets at March 31, 2009 and 2008 was $144,740 and $172,245, respectively, resulting in unrealized losses of $281,011 and $240,270, respectively.  These investments in marketable equity securities primarily of companies in the airline industry have been in an unrealized loss position for more than twelve months and are classified as available-for-sale and reported in the consolidated balance sheets at fair value.  We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to:  (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment.   Based on our evaluation of the near-term prospects of the issuers and our ability and intent to hold these investments for a reasonable period sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2009, 2008 and 2007

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2009 and 2008 consist of the following:

	2009	2008

Payroll and related expenses	$4,666,079	$4,048,102
Taxes and fees payable	1,260,174	2,139,846
Accrued interest payable	38,779	46,659
Other	293,344	740,177
Total	$6,258,376	$6,974,784

7. Short-Term Borrowings

Short-term borrowings at March 31, 2009 and 2008 consist of the following:

	2009	2008

Line of credit	$11,006,134	$8,752,433
Total	$11,006,134	$8,752,433

On March 22, 2006, we entered into an Amended and Restated Financing Agreement with CIT (the “Amended and Restated Agreement”), which provided for borrowings in an amount up to 85% of our eligible accounts receivable, as defined in the Amended and Restated Agreement, but in no event more that $12,000,000.  The Amended and Restated Agreement provided for a letter of credit sub-line in an aggregate amount of up to $1,500,000.  Letters of credit are subject to a two percent (2%) per annum fee on the face amount of each letter of credit.  The Amended and Restated Agreement provided that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate, (as defined in the Amended and Restated Agreement), plus .25% if our EBITDA, (as defined in the Amended and Restated Agreement), is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the prime rate.  For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate, (as defined in the Amended and Restated Agreement), plus 2.75% if our EBITDA is equal to or less than $500,000 for the most recently completed fiscal quarter; otherwise, at the LIBOR rate plus 2.50%.

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”).  Pursuant to the Amended Agreement, the aggregate line of credit was increased from $12,000,000 to $16,000,000, and we were provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business (see Note 9).  The Amended Agreement also provided for an extension of the maturity date to December 12, 2008, and for reductions in fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000.  The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended Agreement), less ..25% and for LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement), plus 2.0%.

On October 10, 2008, we amended the Amended Agreement to extend the maturity date of the CIT credit facility to December 31, 2008 and to reduce the written notice period required to terminate the Amended Agreement from 60 days to 30 days.

On November 24, 2008, we amended the Amended Agreement to extend the maturity date of the CIT credit facility to March 31, 2009.  The amendment also provided for interest to be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended Agreement) plus 3.50%.  For LIBOR loans, interest was calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement) plus 3.50%.  In addition, the Company agreed to pay CIT a fee (the “Amendment Fee”) in consideration for the extension provided to the Company under this amendment in the amount of $20,000.  The Amendment Fee was payable as follows:  (i) If the Obligations (as defined in the Amended Agreement) were paid in full on or before January 31, 2009, the entire Amendment Fee shall be forgiven; (ii) If the Obligations (as defined in the Amended Agreement) were not paid on or before January 31, 2009, a portion of the Amendment Fee in the amount of $7,500 must be paid on or before February 1, 2009; (iii) If the Obligations (as defined in the Amended Agreement) were paid in full on or before February 27, 2009, then the unpaid balance of the Amendment Fee shall be forgiven; and (iv) If the Obligations (as defined in the Amended Agreement) were not paid on or before February 27, 2009, then the unpaid balance of the Amendment Fee must be paid on or before March 2, 2009.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2009, 2008 and 2007

On February 12, 2009, we entered into a new $20,000,000 credit facility with Wells Fargo (the “Credit Agreement”).  This new credit facility, which matures in February 2012, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.  This new facility replaced our existing $16,000,000 revolving credit facility with CIT, and was used to refinance outstanding indebtedness under that facility, to pay fees and expenses in connection therewith and, thereafter, for working capital (including acquisitions), letters of credit and other general corporate purposes.

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

As of March 31, 2009, the interest rates were 4.75% and 4.00% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $303,762 and are being amortized over the three year life of the Credit Agreement.

At March 31, 2009, we had borrowed $3,006,134 in revolving loans, $8,000,000 in LIBOR loans and had $147,000 letters of credit outstanding representing approximately 77% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the fiscal year ended March 31, 2009, we were in compliance with all covenants under the Credit Agreement.

8. Long-Term Debt

Current maturities of long-term debt was $5,901 as of March 31, 2008 consisting of various installment loans payable to General Motors Acceptance Corporation and Ford Motor Credit Corporation due at various dates through March 31, 2009, with interest rates ranging from 8.24% to 10.25%.  The notes were collateralized by automobiles.   There was no long-term debt outstanding as of March 31, 2009 and 2008.

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

Activity related to the acquisition of Brown and its related subsidiaries included in the consolidated statements of income consisted of the following:

	Twelve Months Ended	Twelve Months Ended
	March 31, 2008	March 31, 2009

Revenues	$11,494,573	$10,903,293
Earnings before taxes	105,558	410,608

(b)
On January 7, 2008 we completed the acquisition of substantially all of the assets of Expert Security Services, Inc., a Maryland-based provider of guard and related security services (“ESS”).  The purchase price for these assets was $437,000, subject to adjustment based on the achievement or failure to achieve certain revenue targets, as specified in accordance with the terms, and subject to the conditions, of that certain Asset Purchase Agreement dated as of January 1, 2008, among the Company, ESS and the shareholders of ESS.  We paid the entire purchase price in cash at the closing of the transaction.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2009, 2008 and 2007

(c)
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

10. Income per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income for the fiscal years ended March 31, 2009, 2008 and 2007:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Year ended March 31, 2009
Basic EPS	$1,281,883	10,772,613	$.12

Effect of dilutive shares:
Options issued February 2001,
August 2004, May 2005, September 2005,
September 2006, October 2006, April 2007,
September 2007, January 2008, June 2008,
September 2008 and December 2008		618,434
Diluted EPS	$1,281,883	11,391,047	$.11

Year ended March 31, 2008
Basic EPS	$2,473,585	10,733,797	$.23

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

11. Retirement Plans

In November 1999, the Company adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants.  During the fiscal year ended March 31, 2007, the plan was revised to allow for employer matching of elective deferrals, only for certain employees working under a specific customer contract, as defined.  For the fiscal year ended March 31, 2007, discretionary contributions in the amount of $2,168 were paid.  No discretionary amounts were accrued or paid for the fiscal years ended March 31, 2009 and 2008.

12. Concentrations of Credit Risk

Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 36% (in both periods) and in the New York Metropolitan area with 37% and 41% of total receivables as of March 31, 2009 and 2008, respectively.  The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions.  During the fiscal years ended March 31, 2009, 2008 and 2007, the Company generated 56%, 62% and 66%, respectively, of its revenue from aviation and related services. Trade receivables due from the commercial airline industry comprised 53% and 57% of net receivables as of March 31, 2009 and 2008, respectively.  The Company's remaining customers are not concentrated in any specific industry and no single customer accounts for more than 10% of accounts receivable.  The Company maintains its cash accounts in bank deposit accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Company management believes the risk of loss associated with these accounts to be remote.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2009, 2008 and 2007

13. Significant Customers

The Company operates as a provider of security officer services to a wide range of industries which the Company has categorized into three groups; security officer services, aviation services and support services.  The latter includes revenues from back office support to police departments.

Net revenues for the groups noted above were as follows for the three years ended March 31:

	2009	2008	2007
Security Officer Services	$56,932,537	$45,587,205	$31,413,964
Aviation Services	73,688,558	73,617,327	62,086,936
Support Services	192,149	199,333	321,646

Total	$130,813,244	$119,403,865	$93,822,546

For the fiscal years ended March 31, 2009, 2008 and 2007, one airline customer accounted for approximately $19,341,000, $18,117,000 and $14,700,000, respectively, of the Company’s total revenue.

14. Insurance Reserves

We have an insurance policy covering workers’ compensation claims in states that we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles.  Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $1,656,742, $1,609,009 and $2,042,618, for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others.  We insure against such claims and suits through general liability policies with third-party insurance companies.  Our insurance coverage limits are currently $7,000,000 per occurrence for non-aviation related business (with an additional excess umbrella policy of $5,000,000) and $30,000,000 per occurrence for aviation related business.  We retain the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair and electric cart operations, and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and $100,000 for skycap operations.  Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims.  These are all factored into estimated losses incurred but not yet reported to us.

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

The Company has employment agreements with certain of its officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2009, 2008 and 2007

16. Commitments

Lease

The Company is obligated under various operating lease agreements for office space, equipment and auto rentals.  Rent expense under operating lease agreements approximated $1,788,812, $1,526,789 and $1,148,894, for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The Company leases certain equipment and vehicles under agreements that are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term.  Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2009 are $843,170 and $683,210 and at March 31, 2008 are $701,985 and $679,206, respectively.

The future minimum payments under long-term non-cancelable capital and operating lease agreements are as follows:

		Capital	Operating
		Leases	Leases

Year ending:	March 31, 2010	$64,827	$1,382,011
	March 31, 2011	70,119	1,031,505
	March 31, 2012	38,572	448,579
	March 31, 2013	--	60,314
	March 31, 2014	--	4,176
Total		$173,518	$2,926,585

Other

On March 31, 2004, the Company settled a dispute with a uniform cleaning service that calls for the Company to pay approximately $1,756 per week for 344 weeks or a total amount of $604,133 ending in fiscal 2011.  The expense recorded in connection with weekly payments under this agreement amounted to $91,322, $91,322 and $93,079 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The required future minimum payments under the agreement are as follows:

Year ending:	March 31, 2010	$91,322
	March 31, 2011	56,209
Total		$147,531

17. Stock Option Plan and Warrants

In November 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan.  Under the stock option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted.  In January 2007, options to purchase 25,000 shares were cancelled due to a termination of employment.  During fiscal 2009, the Company received proceeds of $54,000 in connection with the exercise of stock options to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.35 per share.  The outstanding options are exercisable at any time before January 31, 2011, August 29, 2014 and May 23, 2015 at $.75, $1.35 and $1.49 per share, respectively.

In September 2005, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan.  Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted.  In September 2007, options to purchase 80,000 shares of the Company’s common stock were issued.  In December, September and June 2008, options to purchase 70,000, 58,068 and 50,000 shares of the Company’s common stock were issued, respectively.  The outstanding options are exercisable at any time before December 30, 2018 at $3.08 per share, September 17, 2018 at $3.36 per share, June 4, 2018 at $2.68 per share, September 19, 2017 at $3.19 per share, September 19, 2016 at $2.67 per share and September 21, 2015 at $2.05 per share, respectively.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2009, 2008 and 2007

In February and October 2006 and April 2007, the Company granted consultants warrants to purchase an aggregate of 350,000, 100,000 and 50,000 shares of the Company’s common stock at exercise prices of $2.00, $2.70 and $2.70 per share, respectively.  In February 2009, warrants to purchase 350,000 shares of common stock expired.  The outstanding warrants are exercisable at any time before September 30, 2009 and March 31, 2010 at $2.70 per share.

In April 2007, January 2008 and September 2008, we granted stock options in connection with employment agreements to purchase 65,000, 25,000 and 510,000 shares of the Company’s common stock at exercise prices of $3.00, $3.35, $3.35 (with respect to 10,000 options) and $3.37 (with respect to 500,000 options)  per share, respectively.  The options vest with respect to one-twelfth (1/12) of the aggregate number of shares on the date of issuance and on the same date of each succeeding month.  The vested outstanding options are exercisable at any time before April 11, 2017, December 31, 2017, September 11, 2018 and September 28, 2018, respectively.

On August 30, 2004 (the “Effective Date”), the Company issued stock options to its President and former Chief Operating Officer (the “Executive”) to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.35 per share.  The options vest, and may be exercised by the Executive with respect to 200,000 shares on the Effective Date and commencing one year after the Effective Date, 12,500 shares per month through August 2007.  During fiscal 2009, the Company received proceeds of $10,080 in connection with the exercise of stock options to purchase 7,467 shares of the Company’s common stock at an exercise price of $1.35 per share.  The vested outstanding options are exercisable at any time before August 29, 2014.

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

A summary of activity related to all Company stock option and warrant activity for the years ended March 31, 2009, 2008 and 2007, are as follows:

	Options		Warrants
	Exercise	Number of	Exercise	Number of
	Price	Shares	Price	Shares

Outstanding at March 31, 2006	$.75- 2.05	840,000	$2.00	350,000

Issued	2.67	80,000	2.70	100,000
Forfeited	1.49	(25,000)
Outstanding at March 31, 2007	.75- 2.67	895,000	2.00 - 2.70	450,000

Issued	3.00- 3.35	170,000	2.70	50,000
Forfeited	1.49	(5,000)
Outstanding at March 31, 2008	.75- 3.35	1,060,000	2.00- 2.70	500,000

Issued	2.68- 3.37	688,068
Forfeited			2.00	(350,000)
Exercised	1.35	(47,467)
Outstanding at March 31, 2009	$.75-$3.37	1,700,601	$2.70	150,000

At March 31, 2009 there were 1,700,601 and 150,000 options and warrants outstanding, respectively, exercisable at prices ranging from $.75 to $3.37, and 2,042,533 shares reserved for issuance under all stock arrangements.

Significant option and warrant groups outstanding and exercisable at March 31, 2009 and the related weighted average exercise price and life information are as follows:

			Weighted	Weighted
	Options/	Options/	Average	Average
Range of	Warrants	Warrants	Exercise	Remaining
Exercise Price	Outstanding	Exercisable	Price	Life (years)

$.75 - $3.37	1,700,601	1,270,601	$2.40	7.48
$2.70	150,000	150,000	2.70	.67
$.75 - $3.37	1,850,601	1,420,601	$2.43	6.93

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2009, 2008 and 2007

The weighted average estimated values of stock options granted during fiscal 2009, 2008 and 2007 were $.68, $.97 and $.88, respectively.  The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2009	2008	2007

Risk-free interest rate	2.20%	3.94%	3.97%
Years until exercise	3.00	3.00	3.00
Volatility	26.0%	39.7%	41.4%
Dividend yield	0.00%	0.00%	0.00%
Termination rate	n/a	n/a	n/a

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest.  The Company was required to adopt the provisions of SFAS No. 123R effective July 1, 2005 and use the modified-prospective transition method.  Under the modified-prospective method, the Company recognizes compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005.  The adoption of SFAS No. 123R resulted in a non-cash charge of $226,550 for stock based compensation for the year ended March 31, 2007.

The Company recorded total stock based compensation costs of $172,097, $239,900 and $226,550 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

18. Income Taxes

Net income tax expense (benefit) for the fiscal years ended March 31 consists of the following:

	2009	2008	2007
Current:
Federal	$561,666	$810,000	$375,000
State and local	252,473	265,000	200,000
	814,139	1,075,000	575,000
Deferred:
Federal	324,000	(902,000)	(730,000)
State and local	126,000	(333,000)	(295,000)
	450,000	(1,235,000)	(1,025,000)
Net income tax expense (benefit)	$1,264,139	$(160,000)	$(450,000)

The differences (expressed as a percentage of pretax income) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

	2009	2008	2007

Statutory federal income tax rate	34.0	34.0	34.0
State and local income taxes	7.4	7.0	7.0
Valuation allowance and reserves	--	(47.5)	(49.4)
Permanent differences	5.9	.7	9.7
Utilization of net operating loss carryforwards	--	(1.0)	(52.7)
Other	2.4	--	--
Effective tax rate	49.7%	(6.8)%	(51.4)%

The significant components of deferred tax assets and liabilities as of March 31, 2009 and 2008 are as follows:

	2009	2008
Current deferred tax assets:
Accounts receivable	$327,570	$349,957
Accrued expenses	122,540	127,707
Contingency reserves	--	4,300
Net current deferred tax assets	$450,110	$481,964

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2009, 2008 and 2007

Non-current deferred tax assets (liabilities):
Equipment	$(157,040)	$(55,952)
Intangible assets	233,609	350,259
Self-insurance	265,160	288,365
Workers compensation reserve	941,090	1,124,807
Employee stock compensation	322,419	415,810
Net non-current deferred tax assets	1,605,238	2,123,289
Total deferred tax assets	$2,055,348	$2,605,253

The valuation allowance decreased by $1,108,676 and $842,205 during the fiscal years ended March 31, 2008 and 2007, respectively.  The Company has determined based on its expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2009 and 2008.  Federal and state net operating loss carryforwards utilized during the year ended March 31, 2008 were acquired via the acquisition of Brown Security Industries, Inc. in April 2007 (see Note 9), as previously available federal net operating loss carryforwards were fully utilized during the year ended March 31, 2007.

19. Related Party Transactions

Each of the Company’s non-employee directors receives from the Company an annual cash fee of $10,000, paid quarterly in arrears.  Such fee was increased to $18,000 in December 2008.  Non-employee directors are also paid $1,000 per meeting attended of the board and certain of its committees.

In addition, effective as of December 2008, the Company’s Chairman of the Board, Chairman of the Audit Committee and Chairman of the Compensation Committee receive an additional cash payment of $5,000 per annum.  Prior to December 2008, the Company’s Chairman of the Audit Committee and Chairman of the Compensation Committee received an additional cash payment of $2,500 and $1,500 per annum, respectively.

20. Quarterly Results (unaudited)

Summary data relating to the results of operations for each quarter for the fiscal years ended March 31, 2009 and 2008 follows:

	Three Months Ended
	June 30	Sept. 30	Dec. 31	March 31

Fiscal year 2009
Security officer service revenue	$31,900,624	$33,658,259	$32,712,146	$32,350,068
Administrative service revenue	48,332	47,882	48,327	47,606
Total revenue	31,948,956	33,706,141	32,760,473	32,397,674
Gross profit	4,604,999	5,056,345	4,727,013	4,275,861
Net income (loss)	549,935	606,464	248,810	(123,326)
Net income (loss)
per common share (basic)	0.05	0.06	0.02	(0.01)
per common share (diluted)	0.05	0.05	0.02	(0.01)

Fiscal year 2008
Security officer service revenue	28,034,825	30,563,886	30,173,901	30,431,920
Administrative service revenue	49,063	49,896	51,427	48,947
Total revenue	28,083,888	30,613,782	30,225,328	30,480,867
Gross profit	3,577,637	4,389,273	4,151,730	4,123,636
Net income	458,865	555,818	540,471	918,431
Net income
per common share (basic)	0.04	0.05	0.05	0.09
per common share (diluted)	0.04	0.05	0.05	0.08

Schedule II

COMMAND SECURITY CORPORATION
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

			Against
		Additions	Amounts
		(Reductions)	Due to
	Balance at	Charged or	Administrative	Charged	Deductions	Balance
	Beginning	Credited to	Service	to Other	from	at End of
	of Period	Expenses	Clients	Accounts	Reserve	Period

Year ended March 31, 2009:
Deducted from asset accounts:
Allowance for
doubtful accounts
receivable - current
maturities	$1,020,442	$305,556	$--	$(5,556)	$(319,935)	$1,000,507

Year ended March 31, 2008:
Deducted from asset accounts:
Allowance for
doubtful accounts
receivable - current
maturities	831,397	(151,918)	--	477,493	(136,530)	1,020,442

Year ended March 31, 2007:
Deducted from asset accounts:
Allowance for
doubtful accounts
receivable - current
maturities	332,892	214,889	126,386	187,979	(30,749)	831,397

See auditor's report

End of Filing