Form 10-Q
period 2009-06-30
COMMAND SECURITY CORP
filed 2009-08-14
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of outstanding shares of the registrant’s common stock as of August 7, 2009 was 10,805,183.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income - three months ended June 30, 2009 and 2008 (unaudited)	3

	Condensed Consolidated Balance Sheets - June 30, 2009 (unaudited) and March 31, 2009	4

	Condensed Consolidated Statements of Changes in Stockholders' Equity - three months ended June 30, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows - three months ended June 30, 2009 and 2008 (unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 6.	Exhibits	21

SIGNATURES		22

Exhibit 31.1 Certification of Edward S. Fleury
Exhibit 31.2 Certification of Barry I. Regenstein
Exhibit 32.1 §1350 Certification of Edward S. Fleury
Exhibit 32.2 §1350 Certification of Barry I. Regenstein

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2009	2008

Revenues	$35,067,884	$31,948,956

Cost of revenues	30,523,097	27,343,957

Gross profit	4,544,787	4,604,999

Operating expenses
General and administrative	4,069,310	3,480,738
Provision for doubtful accounts, net	75,108	81,534
	4,144,418	3,562,272

Operating income	400,369	1,042,727

Interest income	562	7,647
Interest expense	(117,495)	(127,051)
Gain on equipment dispositions	784	6,612

Income before income taxes	284,220	929,935
Provision for income taxes	125,000	380,000

Net income	$159,220	$549,935

Net income per common share
Basic	$.01	$.05
Diluted	$.01	$.05

Weighted average number of common shares outstanding
Basic	10,804,683	10,757,216
Diluted	11,258,041	11,420,130

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$164,092	$177,011
Accounts receivable, net of allowance for doubtful accounts of $1,068,550 and $1,000,507, respectively	23,830,793	21,603,826
Prepaid expenses	1,954,565	2,256,238
Other assets	1,706,603	1,861,089
Total current assets	27,656,053	25,898,164

Furniture and equipment at cost, net	702,975	672,166

Other assets:
Intangible assets, net	5,040,254	5,180,077
Restricted cash	82,714	82,636
Other assets	2,426,544	2,431,992
Total other assets	7,549,512	7,694,705

Total assets	$35,908,540	$34,265,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,486,510	$1,149,038
Current maturities of obligations under capital leases	106,401	64,827
Short-term borrowings	11,537,122	11,006,134
Accounts payable	500,755	313,745
Accrued expenses and other liabilities	6,571,992	6,258,376
Total current liabilities	20,202,780	18,792,120

Insurance reserves	661,844	642,656
Obligations under capital leases, due after one year	127,292	108,691
Total liabilities	20,991,916	19,543,467

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	—	—
Common stock, $.0001 par value	1,080	1,080
Accumulated other comprehensive loss	(276,938)	(281,011)
Additional paid-in capital	16,077,383	16,045,620
Accumulated deficit	(884,901)	(1,044,121)
Total stockholders’ equity	14,916,624	14,721,568

Total liabilities and stockholders’ equity	$35,908,540	$34,265,035

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Additional
	Preferred	Common	Comprehensive	Paid-In	Accumulated
	Stock	Stock	Income (Loss)	Capital	Deficit

Balance at March 31, 2008	$—	$1,076	$(240,270)	$15,924,947	$(2,326,004)

Stock compensation cost				6,250

Other comprehensive loss (a)			(46,799)

Net income - three months ended June 30, 2008					549,935

Balance at June 30, 2008	—	1,076	(287,069)	15,931,197	(1,776,069)

Options exercised		4		64,076

Stock compensation cost				165,847

Other comprehensive income (a)			6,058

Tax effect associated with expired warrants				(115,500)

Net income – nine months ended March 31, 2009					731,948

Balance at March 31, 2009	—	1,080	(281,011)	16,045,620	(1,044,121)

Stock compensation cost				31,763

Other comprehensive income (a)			4,073

Net income – three months ended June 30, 2009					159,220

Balance at June 30, 2009	$—	$1,080	$(276,938)	$16,077,383	$(884,901)

(a)  –  Represents unrealized gain (loss) on marketable securities.

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended June 30,
	2009	2008
Cash flow from operating activities:
Net income	$159,220	$549,935
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	222,590	179,450
Provision for doubtful accounts, net	68,043	39,589
Gain on equipment dispositions	(784)	(6,612)
Stock based compensation costs	31,763	6,250
Insurance reserves	19,188	(22,428)
Deferred income taxes	42,585	140,000
Restricted cash	(78)	—
Increase in receivables, prepaid expenses and other current assets	(1,871,915)	(491,408)
Increase (decrease) in accounts payable and other current liabilities	500,626	(170,600)
Net cash (used in) provided by operating activities	(828,762)	224,176

Cash flows from investing activities:
Purchases of equipment	(2,312)	(35,169)
Proceeds from equipment dispositions	784	6,612
Acquisition of businesses	—	(1,250)
Net cash used in investing activities	(1,528)	(29,807)

Cash flows from financing activities:
Net advances on line-of-credit	530,988	257,479
Increase (decrease) in checks issued in advance of deposits	337,472	(329,221)
Debt issuance costs	(10,944)	—
Principal payments on other borrowings	—	(2,964)
Principal payments on capital lease obligations	(40,145)	(4,074)
Net cash provided by (used in) financing activities	817,371	(78,780)

Net change in cash and cash equivalents	(12,919)	115,589

Cash and cash equivalents, beginning of period	177,011	146,782

Cash and cash equivalents, end of period	$164,092	$262,371

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:	2009	2008

Interest	$113,924	$129,658
Income taxes	100	4,300

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the three months ended June 30, 2009, we purchased security equipment with lease financing of $100,320.  The amount has been excluded from the purchases of equipment on the condensed consolidated statements of cash flows presented.

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States.  These financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended March 31, 2009.  In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation.

The condensed consolidated financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for the fiscal year ending March 31, 2010 or for any subsequent period. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report.  All such adjustments are of a normal recurring nature.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), "Business Combinations" (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods.  SFAS No. 141(R) introduces new accounting concepts and valuation complexities and many of the changes have the potential to generate greater earnings volatility after the acquisition.  SFAS No. 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date.  SFAS No. 141(R) will only affect our financial condition or results of operations to the extent we have business combinations after the effective date.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2009, the FASB, in an effort to codify all authoritative accounting guidance related to a particular topic in a single place, issued Statement of Financial Account Standards No. 168, "The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”).   It replaces the U.S. generally accepted accounting principles ("U.S. GAAP") hierarchy created by Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," by establishing only two levels of generally accepted accounting principles: authoritative and non authoritative. All authoritative guidance will carry the same level of authority. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 is not expected to have a material effect on our consolidated financial position or results of operations.

2.	Short-Term Borrowings:

On April 12, 2007, we entered into an Amended and Restated Agreement (“the Amended Agreement”) with CIT Group/Business Credit, Inc. (“CIT”).  Pursuant to the Amended Agreement, the aggregate line of credit under our revolving credit facility with CIT was increased from $12,000,000 to $16,000,000, and we were provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business.  The Amended Agreement also extended the maturity date of the credit facility to December 12, 2008, reduced fees and availability reserves and increased the letter of credit sub-line to an aggregate amount of up to $3,000,000.  The Amended Agreement provided for interest to be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended Agreement) less .25% and for LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement) plus 2.0%.

On October 10, 2008, we amended the Amended Agreement to extend the maturity date of the credit facility to December 31, 2008 and to reduce the written notice period required to terminate the Amended Agreement from 60 days to 30 days.

On November 24, 2008, we again amended the Amended Agreement to extend the maturity date of the credit facility to March 31, 2009.  The amendment also provided for interest to be calculated on the outstanding principal balance of the revolving loans at prime rate (as defined in the Amended Agreement) plus 3.50%.  For LIBOR loans, interest was calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement) plus 3.50%.  In addition, we agreed to pay CIT a fee in the amount of $20,000 (the “Amendment Fee”) in consideration for the extension provided to us under this amendment.  The Amendment Fee was payable as follows:  (i) If the Obligations (as defined in the Amended Agreement) were paid in full on or before January 31, 2009, the entire Amendment Fee shall be forgiven; (ii) If the Obligations (as defined in the Amended Agreement) were not paid on or before January 31, 2009, a portion of the Amendment Fee in the amount of $7,500 must be paid on or before February 1, 2009; (iii) If the Obligations (as defined in the Amended Agreement) were paid in full on or before February 27, 2009, then the unpaid balance of the Amendment Fee shall be forgiven; and (iv) If the Obligations (as defined in the Amended Agreement) were not paid on or before February 27, 2009, then the unpaid balance of the Amendment Fee must be paid on or before March 2, 2009.

On February 12, 2009, we entered into a new $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  This new credit facility, which matures in February 2012, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.  This new facility replaced our existing $16,000,000 revolving credit facility with CIT, and was used to refinance outstanding indebtedness under that facility, to pay fees and expenses in connection therewith and, thereafter, for working capital (including acquisitions), letters of credit and other general corporate purposes.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of June 30, 2009, the interest rates were 4.75% and 3.625% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At June 30, 2009, we had borrowed $2,037,122 in revolving loans, $9,500,000 in LIBOR loans and had $147,000 letters of credit outstanding under the Credit Agreement, representing approximately 67% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the three months ended June 30, 2009, we were in compliance with all covenants under the Credit Agreement.

3.	Other Assets:

Other assets consist of the following:	June 30,	March 31,
	2009	2009

Workers’ compensation insurance	$1,599,857	$1,775,027
Other receivables	51,810	33,845
Security deposits	224,353	202,874
Deferred tax asset	2,012,763	2,055,348
Other (a)	244,364	225,987
	4,133,147	4,293,081
Current portion	(1,706,603)	(1,861,089)

Total non-current portion	$2,426,544	$2,431,992

(a)
Our marketable equity securities were measured at fair value using quoted market prices.  They were classified as Level 1, in accordance with the SFAS No. 157 hierarchy, as they trade in an active market for which closing stock prices are readily available.  The fair value of investments included in other assets at June 30, 2009 and March 31, 2009 was $148,813 and $144,740, respectively, resulting in unrealized losses of $276,938 and $281,011, respectively.  These investments in marketable equity securities primarily of companies in the airline industry have been in an unrealized loss position for more than twelve months and are classified as available-for-sale and reported in the condensed consolidated balance sheets at fair value.  We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to:  (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment.   Based on our evaluation of the near-term prospects of the issuers and our ability and intent to hold these investments for a reasonable period sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	June 30,	March 31,
	2009	2009

Payroll and related expenses	$4,735,021	$4,666,079
Taxes and fees payable	1,552,068	1,260,174
Accrued interest payable	36,283	38,779
Other	248,620	293,344

Total	$6,571,992	$6,258,376

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $769,226 and $536,833 for the three months ended June 30, 2009 and 2008, respectively.

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

Under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share.  Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three months ended June 30, 2009 and 2008.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2009 could cause our actual results and experience to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and accounts of our wholly-owned domestic subsidiaries.  All significant intercompany accounts and transactions have been eliminated in our condensed consolidated financial statements.

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

Revenue Recognition

We record revenues as services are provided to our customers. Revenues consist primarily of aviation and security services, which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked.  Revenue for administrative services provided to other security companies are calculated as a percentage of the administrative service customer’s revenue and are recognized when billings for the related security services are generated.  Revenue is reported net of applicable taxes.

Accounts Receivables

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

Income Taxes

Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes.  Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates.  A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.  In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties in selling, general and administrative expense.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We were required to adopt the provisions of SFAS No. 123R effective July 1, 2005 and use the modified-prospective transition method.  Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005.  The adoption of SFAS No. 123R resulted in non-cash charges of $31,763 and $6,250 for stock compensation cost for the three months ended June 30, 2009 and 2008, respectively.  Such non-cash charges would have been the same under the provisions of SFAS No. 148.

Overview

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through over forty company-offices in twenty-four states throughout the United States.  In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

Results of Operations

Revenues

Our revenues increased $3,118,928, or 9.8%, for the three months ended June 30, 2009 compared with the corresponding period of the prior year.  The increase in revenues for the three months ended June 30, 2009 was due mainly to:  (i) the commencement of security services during the first quarter of fiscal 2010 under a new contract to provide such services to a major transportation company at approximately 120 locations in twenty-one states throughout the eastern and western regions of the United States that generated additional aggregate revenues of approximately $3,400,000; (ii) expansion of security services provided to new and existing customers, including several of the nation’s largest banks, a large grocery market distribution center in California, a company that provides merchandising and distribution services to a major grocery retailer in New Jersey, a world leader in electronic design automation and a worldwide innovative technology company resulting in additional aggregate revenues of approximately $1,500,000; and (iii) the acquisition of security services businesses in Florida in September 2008 that generated aggregate revenues of approximately $750,000.  The increase in revenues was partially offset by:  (i) the loss of revenues associated with skycap, wheelchair and cargo services previously provided to Delta Air Lines (“Delta”) at John F. Kennedy International Airport (“JFK”) of approximately $450,000; (ii) reduced demand for our services from several of our airline customers, which resulted in reductions of service hours that we provided to such carriers aggregating revenues of approximately $1,300,000; and (iii) reductions in service hours for several of our security services customers which we believe is principally attributable to current economic conditions affecting their businesses.

Gross Profit

Our gross profit decreased by $60,212, or 1.3% for the three months ended June 30, 2009 compared with the corresponding period of the prior year.  The decrease in gross profit for the three months ended June 30, 2009 was due mainly to:  (i) the loss of Delta skycap, wheelchair and cargo services at JFK as noted above; (ii) reductions of service hours for several of our airline and security services customers primarily resulting from a downturn in their respective businesses; and (iii) higher workers’ compensation reserves associated with increased potential future costs for certain existing claims.  The decrease in gross profit was partially offset by:  (i) the commencement of security services during the first quarter of fiscal 2010 under a new contract to provide such services to a major transportation company throughout the eastern and western United States as described above; (ii) expanded security services provided to new and existing customers as noted above and (iii) the acquisition of security services businesses in Florida in September 2008.

General and Administrative Expenses

Our general and administrative expenses increased by $588,572, or 16.9%, for the three months ended June 30, 2009 compared with the corresponding period of the prior year. The increase in general and administrative expenses for the three months ended June 30, 2009 resulted primarily from higher:  (i) administrative payroll and related costs of approximately $350,000 associated primarily with expanded operations, including the acquisitions in Florida and new contract awards noted above, additional investment in our sales and marketing group and the addition of a Chief Executive Officer; (ii) facility and related office costs; (iii) insurance related costs; (iv) amortization costs associated with the acquisitions in Florida in September 2008 and (v) stock compensation costs.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $6,426 for the three months ended June 30, 2009 compared with the corresponding period of the prior year.  The decrease in the provision for doubtful accounts for the thee months ended June 30, 2009 was due mainly to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year periods.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.  We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the three months ended June 30, 2009 compared with the corresponding period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on:  (i) cash balances and (ii) trust funds for potential future workers’ compensation claims, decreased for the three months ended June 30, 2009 compared with the same period of the prior year as a result of lower trust fund balances for potential future workers’ compensation claims and a reduction in the rate at which interest accrues on such balances.

Interest Expense

Interest expense decreased by $9,556 for the three months ended June 30, 2009 compared with the corresponding period of the prior year.  The decrease in interest expense for the three months ended June 30, 2009 was due mainly to lower weighted average interest rates, partially offset by higher average outstanding borrowings, under our commercial revolving loan agreement.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The gains on equipment dispositions for the three months ended June 30, 2009 were primarily due to the disposition of security equipment at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes decreased by $255,000 for the three months ended June 30, 2009 compared with the corresponding period of the prior year due mainly to the decrease in our pre-tax earnings for the three months ended June 30, 2009 which was partially offset by a higher effective tax rate in the current year period.

Liquidity and Capital Resources

We pay employees and administrative service clients on a weekly basis, while customers pay for services generally within 60 days after we bill them.  We maintain a commercial revolving loan arrangement, currently with Wells Fargo, to fund our payroll and operations.

Our principal use of short-term borrowings is for carrying accounts receivable.  Our short-term borrowings have supported the increase in accounts receivable associated with our ongoing expansion and organic growth, including our recently announced contract awards aggregating $27,000,000 in annual revenues for services to be provided at approximately 120 locations in twenty-one states throughout the eastern and western regions of the United States.  We intend to continue to use our short-term borrowings to support our working capital requirements.

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

Wells Fargo Revolving Credit Facility

On February 12, 2009, we entered into a new $20,000,000 credit facility with Wells Fargo (the “Credit Agreement”).  This new credit facility, which matures in February 2012, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.  This new facility replaced our existing $16,000,000 revolving credit facility with CIT Group/Business Credit, Inc., and was used to refinance outstanding indebtedness under that facility, to pay fees and expenses in connection therewith and, thereafter, for working capital (including acquisitions), letters of credit and other general corporate purposes.

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

As of June 30, 2009, the interest rates were 4.75% and 3.625% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At June 30, 2009, we had borrowed $2,037,122 in revolving loans, $9,500,000 in LIBOR loans and had $147,000 letters of credit outstanding representing approximately 67% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the three months ended June 30, 2009, we were in compliance with all covenants under the Credit Agreement.

Other Borrowings

During the three months ended June 30, 2009, we increased our short-term borrowings principally to support higher accounts receivable associated with our ongoing expansion and organic growth.

We have no additional lines of credit other than described above.

Investing

We have no present material commitments for capital expenditures.

Working Capital

Working capital increased by $347,229 to $7,453,273 as of June 30, 2009, from $7,106,044 as of March 31, 2009.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,486,510 at June 30, 2009, compared with $1,149,038 at March 31, 2009. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Financial Results

Future revenues will be largely dependent upon our ability to gain additional business from new and existing customers in our security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers.  Our security services division has started to experience both organic and transactional growth over recent quarters after a reduction over the past few years as contracts with unacceptable margins were cancelled.  Our current focus is on increasing revenue while our sales and marketing team and branch managers work to develop new business and retain profitable contracts.  The airline industry continues to increase its demand for third party services provided by us; however, several of our airline customers have continued to reduce capacity within their system, which results in reductions of service hours provided by us to such carriers.  Additionally, our aviation services division is continually subject to government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and most recently with the ongoing federalization of the document verification process at several of our domestic airport locations.

Our gross profit margin decreased during the three months ended June 30, 2009 to 13.0% of revenues compared with 14.4% for the corresponding period last year.  We expect our gross profit margins to average between 13.5% and 14.5% of revenue for fiscal 2010 based on current business conditions.  We expect gross profit to remain under pressure due primarily to continued price competition.  However, we expect these effects to be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses for both the remainder of fiscal 2010 and future periods. Additional cost reduction opportunities are being pursued as they are determined.

The aviation services division represents approximately 52% of our total revenue, and Delta, at annual billings of approximately $17,000,000, is the largest customer of our aviation division representing, on an annual basis, approximately 23% of the revenues from our aviation services division and 11% of our total revenues.  The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

As described above on February 12, 2009, we entered into a new $20,000,000 Credit Agreement with Wells Fargo.  As of the close of business on August 7, 2009, our cash availability was approximately $4,115,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise.  As of the date of this quarterly report and for the past several months, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2009, we did not hold a portfolio of securities instruments for either trading or speculative purposes.  Periodically, we hold securities instruments for other than trading purposes.  Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes.  Based on our average outstanding balances during the three months ended June 30, 2009, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $75,000 over the remainder of our fiscal year ending March 31, 2010.  For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.  There have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2009.

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

Exhibit 99.1 Press Release, dated August 14, 2009 announcing June 30, 2009 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: August 14, 2009	By:	/s/ Edward S. Fleury
Edward S. Fleury
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Financial and Accounting Officer)