Form 10-Q
period 2009-09-30
COMMAND SECURITY CORP
filed 2009-11-12
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of outstanding shares of the registrant’s common stock as of November 6, 2009 was 10,872,098.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income -	3
	six months ended September 30, 2009
	and 2008 (unaudited)

	Condensed Consolidated Balance Sheets -	4
	September 30, 2009 (unaudited) and March 31, 2009

	Condensed Consolidated Statements of Changes in Stockholders' Equity -	5
	six months ended September 30, 2009 and 2008
	(unaudited)

	Condensed Consolidated Statements of Cash Flows -	6-7
	six months ended September 30, 2009 and 2008
	(unaudited)

	Notes to Condensed Consolidated Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits	21

SIGNATURES		22

Exhibit 31.1	Certification of Edward S. Fleury
Exhibit 31.2	Certification of Barry I. Regenstein
Exhibit 32.1	§1350 Certification of Edward S. Fleury
Exhibit 32.2	§1350 Certification of Barry I. Regenstein

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues	$37,474,872	$33,706,141	$72,542,756	$65,655,097

Cost of revenues	32,114,287	28,649,796	62,637,384	55,993,753

Gross profit	5,360,585	5,056,345	9,905,372	9,661,344

Operating expenses
General and administrative	4,149,662	3,784,266	8,218,972	7,265,004
Provision for doubtful accounts, net	73,672	71,131	148,780	152,665
	4,223,334	3,855,397	8,367,752	7,417,669

Operating income	1,137,251	1,200,948	1,537,620	2,243,675

Interest income	477	8,146	1,039	15,793
Interest expense	(125,031)	(129,830)	(242,526)	(256,881)
Equipment dispositions	1,000	2,200	1,784	8,812
Income before income taxes	1,013,697	1,081,464	1,297,917	2,011,399
Provision for income taxes	452,000	475,000	577,000	855,000

Net income	$561,697	$606,464	$720,917	$1,156,399

Net income per common share
Basic	$.05	$.06	$.07	$.11
Diluted	$.05	$.05	$.06	$.10

Weighted average number of common shares outstanding
Basic	10,824,652	10,757,216	10,824,652	10,757,216
Diluted	11,262,657	11,401,752	11,270,334	11,410,941

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$176,471	$177,011
Accounts receivable, net of allowance for doubtful accounts of $1,046,665 and $1,000,507, respectively	25,183,351	21,603,826
Prepaid expenses	1,689,776	2,256,238
Other assets	1,539,798	1,861,089
Total current assets	28,589,396	25,898,164

Furniture and equipment at cost, net	672,981	672,166

Other assets:
Intangible assets, net	4,888,817	5,180,077
Restricted cash	82,752	82,636
Other assets	2,549,887	2,431,992
Total other assets	7,521,456	7,694,705

Total assets	$36,783,833	$34,265,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$839,589	$1,149,038
Current maturities of obligations under capital leases	111,815	64,827
Short-term borrowings	11,542,228	11,006,134
Accounts payable	680,246	313,745
Accrued expenses and other liabilities	7,096,307	6,258,376
Total current liabilities	20,270,185	18,792,120

Insurance reserves	745,173	642,656
Obligations under capital leases, due after one year	102,218	108,691
Total liabilities	21,117,576	19,543,467

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	—	—
Common stock, $.0001 par value	1,087	1,080
Additional paid-in capital	16,183,177	16,045,620
Accumulated deficit	(323,204)	(1,044,121)
Accumulated other comprehensive loss	(194,803)	(281,011)
Total stockholders’ equity	15,666,257	14,721,568

Total liabilities and stockholders’ equity	$36,783,833	$34,265,035

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Additional
	Preferred	Common	Comprehensive	Paid-In	Accumulated
	Stock	Stock	Income (Loss)	Capital	Deficit

Balance at March 31, 2008	$--	$1,076	$(240,270)	$15,924,947	$(2,326,004)

Stock compensation cost				63,230

Other comprehensive income (a)			1,126

Net income – six months ended September 30, 2008					1,156,399

Balance at September 30, 2008	--	1,076	(239,144)	15,988,177	(1,169,605)

Options exercised		4		64,076

Stock compensation cost				108,867

Other comprehensive loss (a)			(41,867)

Tax effect associated with expired warrants				(115,500)

Net income – six months ended March 31, 2009					125,484

Balance at March 31, 2009	--	1,080	(281,011)	16,045,620	(1,044,121)

Options exercised		7		91,005

Stock compensation cost				80,552

Other comprehensive income (a)			86,208

Tax effect associated with expired warrants				(34,000)

Net income – six months ended September 30, 2009					720,917

Balance at September 30, 2009	$--	$1,087	$(194,803)	$16,183,177	$(323,204)

(a)–  Represents unrealized gain (loss) on marketable securities.

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2009	2008
Cash flow from operating activities:
Net income	$720,917	$1,156,399
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	457,618	367,253
Tax effect associated with expired warrants	(34,000)	--
Provision for doubtful accounts, net	46,158	42,446
Gain on equipment dispositions	(1,784)	(8,812)
Stock based compensation costs	80,552	63,230
Insurance reserves	102,517	70,514
Deferred income taxes	(78,467)	(130,000)
Restricted cash	(116)	--
Increase in receivables, prepaid expenses and other current assets	(2,691,151)	(911,225)
Increase in accounts payable and other current liabilities	1,204,432	651,511
Net cash (used in) provided by operating activities	(193,324)	1,301,316

Cash flows from investing activities:
Purchases of equipment	(65,554)	(76,227)
Proceeds from equipment dispositions	19,099	8,812
Acquisition of businesses	--	(1,212,875)
Net cash used in investing activities	(46,455)	(1,280,290)

Cash flows from financing activities:
Net advances on line-of-credit	536,094	849,224
Increase (decrease) in checks issued in advance of deposits	(309,449)	(764,950)
Debt issuance costs	(10,944)	--
Proceeds from option exercises	91,012	--
Principal payments on other borrowings	--	(5,198)
Principal payments on capital lease obligations	(67,474)	(12,705)
Net cash provided by financing activities	239,239	66,371

Net change in cash and cash equivalents	(540)	87,397

Cash and cash equivalents, beginning of period	177,011	146,782

Cash and cash equivalents, end of period	$176,471	$234,179

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:	2009	2008

Interest	$247,118	$254,402
Income taxes	1,050	305,630

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the six months ended September 30, 2009 and 2008, we purchased security equipment with lease financing of $107,298 and $177,736, respectively.  These amounts have been excluded from the purchases of equipment on the condensed consolidated statements of cash flows presented.

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

The condensed consolidated financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for the fiscal year ending March 31, 2010 or for any subsequent period. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report.  All such adjustments are of a normal recurring nature.  We have evaluated subsequent events through November 12, 2009, the filing date of this Form 10-Q.  In preparing these financial statements, we evaluated the events and transactions that occurred from September 30, 2009 to November 12, 2009, the date these financial statements were issued.

1.	Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a new standard pertaining to subsequent events that defined the period after the balance sheet date during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize events or transactions occurring after the balance sheet date in its financial statements.  This standard also requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements.  We have reflected the recognition and disclosure requirements of this standard in this Form 10-Q.

On July 1, 2009, we adopted FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162).  ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America.  The adoption of this standard had no impact on our condensed consolidated financial statements.

In September 2006, the FASB issued FASB ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis.  The FSP partially defers the effective date of FASB ASC 820-10 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP.  Although the adoption of FASB ASC 820-10, as applied to financial assets and financial liabilities, did not have a material effect on our consolidated financial position or results of operations, we are now required to provide additional disclosures as part of our financial statements.  FASB ASC 820-10

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:

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

In December 2007, the FASB issued FASB ASC 805, Business Combinations, which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods.  FASB ASC 805 introduces new accounting concepts and valuation complexities and many of the changes have the potential to generate greater earnings volatility after the reported acquisition.  FASB ASC 805 also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date.  FASB ASC 805 will only affect our financial condition or results of operations to the extent we complete business combinations after the effective date.

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

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of September 30, 2009, the interest rates were 4.75% and 3.25% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At September 30, 2009, we had borrowed $542,228 in revolving loans, $11,000,000 in LIBOR loans and had $175,665 letters of credit outstanding under the Credit Agreement, representing approximately 62% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the six months ended September 30, 2009, we were in compliance with all covenants under the Credit Agreement.

3.	Other Assets:

Other assets consist of the following:	September 30,	March 31,
	2009	2009

Workers’ compensation insurance	$1,484,920	$1,775,027
Other receivables	43,378	33,845
Security deposits	216,559	202,874
Deferred tax asset	2,133,815	2,055,348
Other (a)	211,013	225,987
	4,089,685	4,293,081
Current portion	(1,539,798)	(1,861,089)

Total non-current portion	$2,549,887	$2,431,992

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(a)
Our marketable equity securities were measured at fair value using quoted market prices.  They were classified as Level 1, in accordance with the FASB ASC 820-10 hierarchy, as they trade in an active market for which closing stock prices are readily available.  The fair value of investments included in other assets at September 30, 2009 and March 31, 2009 was $230,950 and $144,740, respectively, resulting in unrealized losses of $194,803 and $281,011, respectively.  These investments in marketable equity securities primarily of companies in the airline industry have been in an unrealized loss position for more than twelve months and are classified as available-for-sale and reported in the condensed consolidated balance sheets at fair value.  We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to:  (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment.   Based on our evaluation of the near-term prospects of the issuers and our ability and intent to hold these investments for a reasonable period sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	September 30,	March 31,
	2009	2009

Payroll and related expenses	$4,624,340	$4,666,079
Taxes and fees payable	2,008,763	1,260,174
Accrued interest payable	34,188	38,779
Other	429,016	293,344

Total	$7,096,307	$6,258,376

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $683,083 and $375,106, and $1,452,309 and $911,938 for the three and six months ended September 30, 2009 and 2008, respectively.

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

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share.  Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and six months ended September 30, 2009 and 2008.

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

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs that are being amortized on a straight-line basis over three to ten years and goodwill which is reviewed annually for impairment.  The life assigned to customer lists acquired is based on management’s estimate of the attrition rate.  The attrition rate is estimated based on historical contract longevity and management’s operating experience.  We test for impairment annually or when events and circumstances warrant such a review, if sooner.  Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with FASB ASC 350, Intangibles-Goodwill and Other.

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

Stock Based Compensation

In December 2004, the FASB issued FASB ASC 718, Stock Compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We were required to adopt the provisions of FASB ASC 718 effective July 1, 2005 and use the modified-prospective transition method.  Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005.  The adoption of FASB ASC 718 resulted in non-cash charges of $80,552 and $63,230 for stock compensation cost for the six months ended September 30, 2009 and 2008, respectively.

Overview

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through over forty company offices in twenty-four states throughout the United States.  In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

Renewing and extending existing contracts and obtaining new contracts are crucial to our ability to generate revenues, earnings and cash flow.  In addition, our growth strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographical areas, capture market share in the markets in which we operate and improve our profitability.  We intend to pursue acquisition opportunities for contract security officer businesses.  We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions.

We expect that security will continue to be a key area of focus both domestically in the United States and internationally.

Results of Operations

Revenues

Our revenues increased $3,768,731 and $6,887,659, or 11.2% and 10.5%, for the three and six months ended September 30, 2009, respectively, compared with the corresponding periods of the prior year.  The increase in revenues for the three and six months ended September 30, 2009 was due mainly to:  (i) the commencement of security services during the first quarter of fiscal 2010 under a new contract to provide such services to a major transportation company at approximately 120 locations in twenty-one states throughout the eastern and western regions of the United States that generated additional aggregate revenues of approximately $6,400,000 and $9,800,000, respectively; (ii) expansion of security services provided to new and existing customers, including several of the nation’s largest banks, a large grocery market distribution center in California, a company that provides merchandising and distribution services to a major grocery retailer in New Jersey, a world leader in electronic design automation and a worldwide innovative technology company resulting in additional aggregate revenues of approximately $1,200,000 and $2,700,000, respectively; and (iii) the acquisition of two security services businesses in Florida in September 2008 that generated aggregate revenues of approximately $600,000 and $1,350,000, respectively.  The increase in our revenues was partially offset by:  (i) the loss of revenues associated with skycap, wheelchair and cargo services previously provided to Delta Air Lines (“Delta”) at John F. Kennedy International Airport (“JFK”) of approximately $1,400,000 and $1,850,000, respectively; (ii) reduced demand for our services from several of our airline customers that we believe is primarily related to trends in the aviation industry toward reduced capacity, which resulted in reductions of service hours that we provided to such carriers and a corresponding reduction of revenues from such carriers or an aggregate of approximately $1,700,000 and $3,000,000, respectively; and (iii) reductions in service hours for several of our security services customers which we believe is principally attributable to current economic conditions affecting their businesses.

Gross Profit

Our gross profit increased by $304,240 and $244,028, or 6.0% and 2.5% for the three and six months ended September 30, 2009, respectively, compared with the corresponding periods of the prior year.  The increase in gross profit for the three and six months ended September 30, 2009 was due mainly to:  (i) the commencement of security services during the first quarter of fiscal 2010 under a new contract to provide such services to a  major transportation company throughout the eastern and western regions of the United States as described above; (ii) expanded security services provided to new and existing customers as described above and (iii) the acquisition of two security services businesses in Florida in September 2008.  The increase in gross profit was partially offset by:  (i) the loss of Delta skycap, wheelchair and cargo services at JFK as noted above; (ii) reductions of service hours for several of our airline and security services customers which we believe is primarily resulting from a downturn in their respective businesses; and (iii) higher workers’ compensation reserves associated with increased potential future costs for certain existing claims.

General and Administrative Expenses

Our general and administrative expenses increased by $365,396 and $953,968, or 9.7% and 13.1%, for the three and six months ended September 30, 2009, respectively, compared with the corresponding periods of the prior year. The increase in general and administrative expenses for the three and six months ended September 30, 2009 resulted primarily from higher:  (i) administrative payroll and related costs of approximately $270,000 and $630,000, respectively, associated primarily with expanded operations, including the acquisitions in Florida and new contract awards noted above, additional investment in our sales and marketing group and the hiring of our Chief Executive Officer; (ii) facility and related office costs; (iii) insurance related costs and (iv) amortization costs associated with the acquisitions in Florida in September 2008, noted above.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $2,541 for the three months and decreased $3,885 for the six months ended September 30, 2009, respectively, compared with the corresponding periods of the prior year.  The increase and decrease in the provision for doubtful accounts for the three and six months ended September 30, 2009, respectively, were due mainly to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year periods.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.  We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the six months ended September 30, 2009 compared with the corresponding period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on:  (i) cash balances and (ii) trust funds for potential future workers’ compensation claims, decreased for the three and six months ended September 30, 2009 compared with the same periods of the prior year as a result of lower trust fund balances for potential future workers’ compensation claims and a reduction in the rate at which interest accrues on such balances.

Interest Expense

Interest expense decreased by $4,799 and $14,355 for the three and six months ended September 30, 2009, respectively, compared with the corresponding periods of the prior year.  The decrease in interest expense for the three and six months ended September 30, 2009 was due mainly to lower weighted average interest rates, partially offset by higher average outstanding borrowings, under our commercial revolving loan agreement.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The gains on equipment dispositions for the three and six months ended September 30, 2009 were primarily due to the disposition of transportation and security equipment at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes decreased by $23,000 and $278,000 for the three and six months ended September 30, 2009, respectively, compared with the corresponding periods of the prior year due mainly to the decrease in our pre-tax earnings for the three and six months ended September 30, 2009 which was partially offset by a higher effective tax rate in the current year period.

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

As of September 30, 2009, the interest rates were 4.75% and 3.25% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At September 30, 2009, we had borrowed $542,228 in revolving loans, $11,000,000 in LIBOR loans and had $175,665 letters of credit outstanding representing approximately 62% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the six months ended September 30, 2009, we were in compliance with all covenants under the Credit Agreement.

Other Borrowings

During the six months ended September 30, 2009, we increased our short-term borrowings principally to support higher accounts receivable associated with our ongoing expansion and organic growth.

We have no additional lines of credit other than described above.

Investing

We have no present material commitments for capital expenditures.

Working Capital

Working capital increased by $1,213,167 to $8,319,211 as of September 30, 2009, from $7,106,044 as of March 31, 2009.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $839,589 at September 30, 2009, compared with $1,149,038 at March 31, 2009. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

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

Our gross profit margin decreased during the six months ended September 30, 2009 to 13.7% of revenues compared with 14.7% for the corresponding period last year.  We expect our gross profit margins to average between 13.5% and 14.5% of revenue for fiscal 2010 based on current business conditions.  We expect gross profit to remain under pressure due primarily to continued price competition.  However, we expect these effects to be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

As part of our cost reduction program, we have established target goals for cost reductions in each operating region throughout the company.  The majority of such initiatives have been effected as of the end of our second fiscal quarter and are expected to lower operating and/or general and administrative expenses for both the remainder of fiscal 2010 and future periods.  Additional cost reduction opportunities are being identified and will be pursued as they are determined.

The aviation services division represents approximately 51% of our total revenue, and Delta, at current annual billings of approximately $15,000,000 has been the largest customer of our aviation division representing, on an annual basis, approximately 20% of the revenues from our aviation services division and 10% of our total revenues.  We recently participated in a competitive bidding process for Delta’s ongoing aviation services business at John F. Kennedy International Airport (“JFK”), where we operate under a contract with Delta that generates annual revenues of approximately $9,000,000.  On November 11, 2009, we received a letter from Delta in which it informed us that we were not the successful bidder, and consequently that Delta intends to transition the security and baggage handling services previously performed by us for Delta at JFK to a selected supplier and to Delta’s own affiliate.  We expect to discontinue providing services to Delta under this contract on December 15, 2009.  We continue to provide services for Delta at several of its other airport locations throughout the United States, and expect to continue to do so for the foreseeable future.  We also hope to expand our relationship with Delta to other airport locations, although no assurances can be given in this regard. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

As described above on February 12, 2009, we entered into a new $20,000,000 Credit Agreement with Wells Fargo.  As of the close of business on November 6, 2009, our cash availability was approximately $5,600,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise.  As of the date of this quarterly report and for the past several months, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the six months ended September 30, 2009, we did not hold a portfolio of securities instruments for either trading or speculative purposes.  Periodically, we hold securities instruments for other than trading purposes.  Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes.  Based on our average outstanding balances during the six months ended September 30, 2009, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $50,000 over the remainder of our fiscal year ending March 31, 2010.  For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.  There have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2009.

Item 4.             Submission of Matters to a Vote of Security Holders

On September 17, 2009, an annual meeting of our shareholders was held to: (i) elect four 4 directors to serve on Class I of our Board of Directors; (ii) approve the adoption of our 2009 Omnibus Equity Incentive Plan and (iii) ratify the selection of D’Arcangelo & Co., LLP as our independent accountants for the fiscal year ending March 31, 2010. At this meeting, Edward S. Fleury, Peter T. Kikis, Martin C. Blake, Jr. and Laurence A. Levy were elected as members of Class I of our Board of Directors to hold office until the second succeeding annual meeting of our shareholders and until their successors have been elected and qualified, adoption of our 2009 Omnibus Equity Incentive Plan was approved and the selection of D’Arcangelo & Co., LLP as our independent public accountants for the fiscal year ending March 31, 2010 was ratified.  Thomas P. Kikis, Robert S. Ellin and Barry I. Regenstein continued to hold office as members of Class II of our Board of Directors until our next annual meeting of shareholders and until their successors have been elected and qualified.

The votes were cast by our shareholders as follows:

Matter	For	Against	Abstain	Broker Non-Votes

Election of Directors

Edward S. Fleury	9,778,619		15,283
Peter T. Kikis	9,777,585		16,317
Martin C. Blake, Jr.	9,777,119		16,783
Laurence A. Levy	9,777,385		16,517

Adoption of 2009 Omnibus Equity Incentive Plan	6,180,605	160,010	248,797	3,204,490

Ratification of Selection of Auditors	9,436,285	10,500	347,117

Item 6.	Exhibits

(a)	Exhibits

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

Exhibit 99.1 Press Release, dated November 12, 2009 announcing September 30, 2009 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 12, 2009	By:	/s/ Edward S. Fleury
Edward S. Fleury
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Financial and Accounting Officer)