Form 10-Q
period 2009-12-31
COMMAND SECURITY CORP
filed 2010-02-12
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

The number of outstanding shares of the registrant’s common stock as of February 5, 2010 was 10,872,098.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income -	3
	nine months ended December 31, 2009
	and 2008 (unaudited)

	Condensed Consolidated Balance Sheets -	4
	December 31, 2009 (unaudited) and March 31, 2009

	Condensed Consolidated Statements of Changes in Stockholders' Equity -	5
	nine months ended December 31, 2009 and 2008
	(unaudited)

	Condensed Consolidated Statements of Cash Flows -	6-7
	nine months ended December 31, 2009 and 2008
	(unaudited)

	Notes to Condensed Consolidated Financial Statements	8-13

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

SIGNATURES		23

Exhibit 31.1	Certification of Edward S. Fleury
Exhibit 31.2	Certification of Barry I. Regenstein
Exhibit 32.1	§1350 Certification of Edward S. Fleury
Exhibit 32.2	§1350 Certification of Barry I. Regenstein

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Revenues	$37,592,668	$32,760,473	$110,135,424	$98,415,570

Cost of revenues	31,968,506	28,033,460	94,605,890	84,027,213

Gross profit	5,624,162	4,727,013	15,529,534	14,388,357

Operating expenses
General and administrative	4,061,020	4,107,122	12,279,992	11,372,126
Provision for doubtful accounts, net	73,687	61,670	222,467	214,335
	4,134,707	4,168,792	12,502,459	11,586,461

Operating income	1,489,455	558,221	3,027,075	2,801,896

Interest income	672	9,966	1,711	25,759
Interest expense	(111,917)	(114,377)	(354,443)	(371,258)
Equipment dispositions	1,020	—	2,804	8,812

Income before income taxes	1,379,230	453,810	2,677,147	2,465,209

Provision for income taxes	649,700	205,000	1,226,700	1,060,000

Net income	$729,530	$248,810	$1,450,447	$1,405,209

Net income per common share
Basic	$.07	$.02	$.13	$.13
Diluted	$.07	$.02	$.13	$.12

Weighted average number of common shares outstanding
Basic	10,872,098	10,775,916	10,840,467	10,763,449
Diluted	11,119,264	11,349,993	11,219,977	11,390,625

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$176,870	$177,011
Accounts receivable, net of allowance for
doubtful accounts of $1,086,364 and $1,000,507, respectively	24,643,678	21,603,826
Prepaid expenses	2,531,784	2,256,238
Other assets	3,209,316	1,861,089
Total current assets	30,561,648	25,898,164

Furniture and equipment at cost, net	642,473	672,166

Other assets:
Intangible assets, net	4,737,380	5,180,077
Restricted cash	82,769	82,636
Other assets	2,747,788	2,431,992
Total other assets	7,567,937	7,694,705

Total assets	$38,772,058	$34,265,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,800,777	$1,149,038
Current maturities of obligations under capital leases	113,851	64,827
Short-term borrowings	13,854,382	11,006,134
Accounts payable	601,298	313,745
Accrued expenses and other liabilities	5,024,098	6,258,376
Total current liabilities	21,394,406	18,792,120

Insurance reserves	816,341	642,656
Obligations under capital leases, due after one year	73,009	108,691
Total liabilities	22,283,756	19,543,467

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	—	—
Common stock, $.0001 par value	1,087	1,080
Additional paid-in capital	16,213,165	16,045,620
Accumulated earnings (deficit)	406,326	(1,044,121)
Accumulated other comprehensive loss	(132,276)	(281,011)
Total stockholders’ equity	16,488,302	14,721,568

Total liabilities and stockholders’ equity	$38,772,058	$34,265,035

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Additional	Accumulated
	Preferred	Common	Comprehensive	Paid-In	Earnings
	Stock	Stock	Income (Loss)	Capital	(Deficit)

Balance at March 31, 2008	$—	$1,076	$(240,270)	$15,924,947	$(2,326,004)

Options exercised		3		53,998

Stock compensation cost				108,366

Other comprehensive income (a)			109,194

Net income – nine months ended
December 31, 2008					1,405,209

Balance at December 31, 2008	—	1,079	(131,076)	16,087,311	(920,795)

Options exercised		1		10,078

Stock compensation cost				63,731

Other comprehensive loss (a)			(149,935)

Tax effect associated with expired
warrants				(115,500)

Net loss – three months ended
March 31, 2009					(123,326)

Balance at March 31, 2009	—	1,080	(281,011)	16,045,620	(1,044,121)

Options exercised		7		91,005

Stock compensation cost				110,540

Other comprehensive income (a)			148,735

Tax effect associated with expired
warrants				(34,000)

Net income – nine months ended
December 31, 2009					1,450,447

Balance at December 31, 2009	$—	$1,087	$(132,276)	$16,213,165	$406,326

(a) –  Represents unrealized gain (loss) on marketable securities.

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2009	2008
Cash flow from operating activities:
Net income	$1,450,447	$1,405,209
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	681,316	590,309
Tax effect associated with expired warrants	(34,000)	—
Provision for doubtful accounts, net	85,857	19,949
Gain on equipment dispositions	(2,804)	(8,812)
Stock based compensation costs	110,540	108,366
Insurance reserves	173,685	(85,341)
Deferred income taxes	(190,860)	(5,000)
Restricted cash	(133)	220,159
Increase in receivables, prepaid expenses
and other current assets	(1,765,050)	(3,450,907)
Increase (decrease) in accounts payable and other current liabilities	(913,743)	527,409
Net cash used in operating activities	(404,745)	(678,659)

Cash flows from investing activities:
Purchases of equipment	(108,307)	(111,250)
Proceeds from equipment dispositions	21,119	8,812
Acquisition of businesses	—	(1,358,438)
Net cash used in investing activities	(87,188)	(1,460,876)

Cash flows from financing activities:
Net (repayments) advances on short-term borrowings	(145,368)	3,665,669
Increase (decrease) in checks issued in advance of deposits	651,739	(1,376,583)
Debt issuance costs	(10,944)	—
Proceeds from option exercises	91,012	53,998
Principal payments on other borrowings	—	(5,901)
Principal payments on capital lease obligations	(94,647)	(23,783)
Net cash provided by financing activities	491,792	2,313,400

Net change in cash and cash equivalents	(141)	173,865

Cash and cash equivalents, beginning of period	177,011	146,782

Cash and cash equivalents, end of period	$176,870	$320,647

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:	2009	2008

Interest	$360,516	$374,138
Income taxes	437,274	1,165,926

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the nine months ended December 31, 2009 and 2008, we purchased security equipment with lease financing of $107,298 and $177,736, respectively.  These amounts have been excluded from the purchases of equipment on the condensed consolidated statements of cash flows presented.

The Company may obtain short-term financing to meet its insurance needs.  For the nine months ended December 31, 2009, $3,618,554 was borrowed for this purpose.  These borrowings have been excluded from the condensed consolidated statements of cash flows presented.

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

The condensed consolidated financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for the fiscal year ending March 31, 2010 or for any subsequent period. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report.  All such adjustments are of a normal recurring nature.  We have evaluated subsequent events through February 12, 2010, the filing date of this Form 10-Q.  In preparing these financial statements, we evaluated the events and transactions that occurred from December 31, 2009 to February 12, 2010, the date these financial statements were issued.

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

In September 2006, the FASB issued FASB ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis.  The FSP partially defers the effective date of FASB ASC 820-10 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP.  Although the adoption of FASB ASC 820-10, as applied to financial assets and financial liabilities, did not have a material effect on our consolidated financial position or results of operations, we are now required to provide additional disclosures as part of our financial statements.  FASB ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of December 31, 2009, the interest rates were 4.75% and 3.125% for revolving and LIBOR loans, respectively. Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At December 31, 2009, we had borrowed $360,766 in revolving loans, $10,500,000 in LIBOR loans and had $175,665 letters of credit outstanding under the Credit Agreement, representing approximately 63% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the nine months ended December 31, 2009, we were in compliance with all covenants under the Credit Agreement.

The Company may obtain short-term financing to meet its insurance needs. For the nine months ended December 31, 2009, $3,618,554 was borrowed for this purpose. At December 31, 2009, we had $2,993,616 of short-term insurance borrowings outstanding.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Other Assets:

Other assets consist of the following:	December 31,	March 31,
	2009	2009

Workers’ compensation insurance	$3,021,081	$1,775,027
Other receivables	55,888	33,845
Security deposits	194,430	202,874
Deferred tax asset	2,246,208	2,055,348
Other (a)	439,497	225,987
	5,957,104	4,293,081
Current portion	(3,209,316)	(1,861,089)

Total non-current portion	$2,747,788	$2,431,992

(a)
Included in other assets are marketable securities.  Our marketable equity securities were measured at fair value using quoted market prices.  They were classified as Level 1, in accordance with the FASB ASC 820-10 hierarchy, as they trade in an active market for which closing stock prices are readily available.  The fair value of investments included in other assets at December 31, 2009 and March 31, 2009 was $293,477 and $144,740, respectively, resulting in unrealized losses of $132,276 and $281,011, respectively.  These investments in marketable equity securities primarily of companies in the airline industry have been in an unrealized loss position for more than twelve months and are classified as available-for-sale and reported in the condensed consolidated balance sheets at fair value.  We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to:  (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment.   Based on our evaluation of the near-term prospects of the issuers and our ability and intent to hold these investments for a reasonable period sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	December 31,	March 31,
	2009	2009

Payroll and related expenses	$2,579,468	$4,666,079
Taxes and fees payable	2,118,829	1,260,174
Accrued interest payable	—	38,779
Other	325,801	293,344

Total	$5,024,098	$6,258,376

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $694,932 and $517,697, and $2,147,242 and $1,429,635 for the three and nine months ended December 31, 2009 and 2008, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others.  We insure against such claims and suits through general liability policies with third-party insurance companies.  Our insurance coverage limits are currently $7,000,000 per occurrence for non-aviation related business (with an additional excess umbrella policy of $10,000,000) and $30,000,000 per occurrence for aviation related business.  We retain the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair and electric cart operations, and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and

$100,000 for skycap operations.  Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims.  These are all factored into estimated losses incurred but not yet reported to us.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share.  Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and nine months ended December 31, 2009 and 2008.

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

Stock Based Compensation

In December 2004, the FASB issued FASB ASC 718, Stock Compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We were required to adopt the provisions of FASB ASC 718 effective July 1, 2005 and use the modified-prospective transition method.  Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005.  The adoption of FASB ASC 718 resulted in non-cash charges of $110,540 and $108,366 for stock compensation cost for the nine months ended December 31, 2009 and 2008, respectively.

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

Results of Operations

Revenues

Our revenues increased $4,832,195 and $11,719,854, or 14.8% and 11.9%, for the three and nine months ended December 31, 2009, respectively, compared with the corresponding periods of the prior year.  The increase in revenues for the three and nine months ended December 31, 2009 was due mainly to:  (i) the commencement of security services during the first quarter of fiscal 2010 under a new contract to provide such services to a major transportation company at approximately 120 locations in twenty-one states throughout the eastern and western regions of the United States that generated additional aggregate revenues of approximately $6,800,000 and $16,700,000, respectively; (ii) expansion of security services provided to new and existing customers, including several of the nation’s largest banks, a large grocery market distribution center in California, a company that provides merchandising and distribution services to a major grocery retailer in New Jersey, a world leader in electronic design automation, a worldwide innovative technology company and a major New York City based hospital resulting in additional aggregate revenues of approximately $1,500,000 and $4,400,000, respectively; and (iii) the acquisition of two security services businesses in Florida in September 2008 that generated higher revenues of approximately $1,300,000 for the nine months ended December 31, 2009.  The increase in our revenues was partially offset by:  (i) the loss of revenues associated with skycap, wheelchair, cargo, security and baggage handling services previously provided to Delta Air Lines (“Delta”) at John F. Kennedy International Airport (“JFK”) of approximately $1,900,000 and $3,700,000, respectively; (ii) reduced demand for our services from several of our airline customers that we believe is primarily related to trends in the aviation industry toward reduced capacity, which resulted in reductions of service hours that we provided to such carriers and a corresponding reduction of revenues from such carriers or an aggregate of approximately $500,000 and $3,500,000, respectively; and (iii) reductions in service hours for several of our security services customers which we believe is principally attributable to current economic conditions affecting their businesses.

Gross Profit

Our gross profit increased by $897,149 and $1,141,177, or 19.0% and 7.9% for the three and nine months ended December 31, 2009, respectively, compared with the corresponding periods of the prior year.  The increase in gross profit for the three and nine months ended December 31, 2009 was due mainly to:  (i) the commencement of security services during the first quarter of fiscal 2010 under a new contract to provide such services to a  major transportation company throughout the eastern and western regions of the United States as described above; (ii) expanded security services provided to new and existing customers as described above and (iii) the acquisition of two security services businesses in Florida in September 2008.  The increase in gross profit was partially offset by:  (i) the loss of Delta skycap, wheelchair, cargo, security and baggage handling services at JFK as noted above; (ii) reductions of service hours for several of our airline and security services customers which we believe is primarily resulting from a downturn in their respective businesses; and (iii) higher workers’ compensation reserves associated with increased potential future costs for certain existing claims.

General and Administrative Expenses

Our general and administrative expenses decreased by $46,102, or 1.1%, for the three months ended December 31, 2009 and increased by $907,866, or 8.0%, for the nine months ended December 31, 2009 compared with the corresponding periods of the prior year. The decrease in general and administrative expenses for the three months ended December 31, 2009 resulted mainly from the absence of an employment related claim which was settled in the prior year period partially offset by the increases noted below.  The increase in general and administrative expenses for the nine months ended December 31, 2009 resulted primarily from higher:  (i) administrative payroll and related costs of approximately $650,000 associated primarily with expanded operations, including the acquisitions in Florida and new contract awards noted above, additional investment in our corporate staff including the hiring of our Chief Executive Officer; (ii) facility and related office costs; (iii) insurance related costs and (iv) amortization costs associated with the acquisitions in Florida in September 2008, noted above.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $12,017 and $8,132 for the three and nine months ended December 31, 2009, respectively, compared with the corresponding periods of the prior year.  The increase in the provision for doubtful accounts for the three and nine months ended December 31, 2009 was due mainly to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year periods.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.  We do not know if bad debts will increase in future periods nor does our management believe that the increase during the nine months ended December 31, 2009 compared with the corresponding period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income which principally represents interest earned on:  (i) cash balances and (ii) trust funds for potential future workers’ compensation claims, decreased for the three and nine months ended December 31, 2009 compared with the same periods of the prior year as a result of lower trust fund balances for potential future workers’ compensation claims and a reduction in the rate at which interest accrues on such balances.

Interest Expense

Interest expense decreased by $2,460 and $16,815 for the three and nine months ended December 31, 2009, respectively, compared with the corresponding periods of the prior year.  The decrease in interest expense for the three and nine months ended December 31, 2009 was due mainly to lower weighted average interest rates, partially offset by higher average outstanding borrowings, under our commercial revolving loan agreement and short-term insurance financing.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The gains on equipment dispositions for the three and nine months ended December 31, 2009 were primarily due to the disposition of transportation and security equipment at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes increased by $444,700 and $166,700 for the three and nine months ended December 31, 2009, respectively, compared with the corresponding periods of the prior year due mainly to the increase in our pre-tax earnings for the three and nine months ended December 31, 2009 and by a higher effective tax rate in the current year period.

Liquidity and Capital Resources

We pay employees and administrative service clients on a weekly basis, while customers pay for services generally within 60 days after we bill them.  We maintain a commercial revolving loan arrangement, currently with Wells Fargo, to fund our payroll and operations.

Our principal use of short-term borrowings is for carrying accounts receivable.  Our short-term borrowings have supported the increase in accounts receivable associated with our ongoing expansion and organic growth, including our previously announced contract awards aggregating $27,000,000 in annual revenues for services to be provided at approximately 120 locations in twenty-one states throughout the eastern and western regions of the United States.  We intend to continue to use our short-term borrowings to support our working capital requirements.

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

As of December 31, 2009, the interest rates were 4.75% and 3.125% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At December 31, 2009, we had borrowed $360,766 in revolving loans, $10,500,000 in LIBOR loans and had $175,665 letters of credit outstanding representing approximately 63% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the nine months ended December 31, 2009, we were in compliance with all covenants under the Credit Agreement.

Other Borrowings

During the nine months ended December 31, 2009, we increased our short-term borrowings principally to finance our insurance needs.

We have no additional lines of credit other than described above.

Investing

We have no present material commitments for capital expenditures.

Working Capital

Working capital increased by $2,061,198 to $9,167,242 as of December 31, 2009, from $7,106,044 as of March 31, 2009.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,800,777 at December 31, 2009, compared with $1,149,038 at March 31, 2009. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

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

Our gross profit margin increased during the three months ended December 31, 2009 to 15.0% of revenues compared with 14.4% for the corresponding period last year.  During the nine months ended December 31, 2009, our gross profit margin decreased to 14.1% of revenues compared with 14.6% for the corresponding period last year.  We expect our gross profit margins to average between 13.5% and 14.5% of revenue for fiscal 2010 based on current business conditions.  We expect gross profit to remain under pressure due primarily to continued price competition.  However, we expect these effects to be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

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

The aviation services division represents approximately 51% of our total revenue, and Delta, at annual billings of approximately $13,000,000 for fiscal 2010 has been the largest customer of our aviation division representing, for fiscal 2010, approximately 18% of the revenues from our aviation services division and 9% of our total revenues.  We recently participated in a competitive bidding process for Delta’s ongoing aviation services business at John F. Kennedy International Airport (“JFK”), where we operated under a contract with Delta that generated annual revenues of approximately $9,000,000.  On November 11, 2009, we received a letter from Delta in which it informed us that we were not the successful bidder, and consequently that Delta intends to transition the security and baggage handling services previously performed by us for Delta at JFK to a selected supplier and to Delta’s own affiliate.  We discontinued providing such services to Delta under this contract on December 15, 2009.  We continue to provide services for Delta at several of its other airport locations throughout the United States, and expect to continue to do so for the foreseeable future.  We also hope to expand our relationship with Delta to other airport locations, although no assurances can be given in this regard. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

As described above on February 12, 2009, we entered into a new $20,000,000 Credit Agreement with Wells Fargo.  As of the close of business on February 5, 2010, our cash availability was approximately $5,500,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise.  The financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended December 31, 2009, we did not hold a portfolio of securities instruments for either trading or speculative purposes.  Periodically, we hold securities instruments for other than trading purposes.  Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes.  Based on our average outstanding balances during the nine months ended December 31, 2009, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $25,000 over the remainder of our fiscal year ending March 31, 2010.  For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.  There have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 99.1 Press Release, dated February 11, 2010 announcing December 31, 2009 financial results.

Exhibit 99.2 Barry I. Regenstein Employment Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: February 12, 2010	By:	/s/ Edward S. Fleury
Edward S. Fleury
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Financial and Accounting Officer)