Form 10-K
period 2010-03-31
COMMAND SECURITY CORP
filed 2010-06-25
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $16,271,442 as of September 30, 2009.

In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 10,872,098 outstanding shares of the registrant’s common stock as of June 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement relating to the registrant’s 2010 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the close of the registrant’s fiscal year ended March 31, 2010.

Command Security Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2010

Table of Contents

Page
PART I

Item 1. Business	1 - 3

Item 1A. Risk Factors	4 - 7

Item 1B. Unresolved Staff Comments	7

Item 2. Properties	7 - 11

Item 3. Legal Proceedings	11

Item 4. Submission of Matters to a Vote of Security Holders	11

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12 - 13

Item 6. Selected Financial Data	14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	22

Item 8. Financial Statements and Supplementary Data	23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23

Item 9A(T). Controls and Procedures	23

Item 9B. Other Information	23

PART III

Item 10. Directors, Executive Officers and Corporate Governance	24

Item 11. Executive Compensation	24

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24

Item 13. Certain Relationships and Related Transactions, and Director Independence	24

Item 14. Principal Accounting Fees and Services	24

PART IV

Item 15. Exhibits, Financial Statement Schedules	25

Signatures	26

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

We provide security services to governmental, quasi-governmental, health, educational and financial institutions, residential and commercial property management companies, and industrial, distribution, logistics and retail customers through our security services division.  Our security officer services include providing armed and unarmed uniformed security personnel for access control, mobile patrols, traffic control, security console/system operators, fire safety directors; and communication, reception, concierge and front desk/doorman operations.  Our security services division generated approximately $73.0 million, or 50.1% of our revenues for our fiscal year ended March 31, 2010.

Our aviation services division provides aviation security services to more than 100 of the largest domestic and international airlines, airports, airport authorities and the general aviation community at approximately twenty international airports and, to a lesser extent, five regional airports.  Our aviation security services include providing a variety of uniformed services for domestic and international air carriers, including security for airlines, aircraft, passengers and cargo; baggage screening, wheelchair escort services featuring the Company’s proprietary SmartWheelTM technology, special escort services and skycap services.  Our aviation services division generated approximately $72.5 million, or 49.7% of our revenues for our fiscal year ended March 31, 2010.

We also provide support services to security services firms and police departments through our support services division.  Our support services include providing back office support services to security services firms and police departments under administrative service agreements.  Support services generated approximately $0.2 million, or 0.1% of our revenues for our fiscal year ended March 31, 2010.

Operations

We conduct our operations through our offices located throughout the United States.  Since March 2008, we have grown from more than 40 offices in 20 states including Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Illinois, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, Texas, Virginia,  Washington and West Virginia.  As a licensed watch guard and patrol agency, our security services division provides security officers to our customers to protect people and property and to prevent the theft of property.  We principally conduct our security services business by providing security officers and other personnel who are, depending on the particular requirements of the customer, uniformed or plain-clothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts such as fire stations, reception areas or video monitors.  Our security officers maintain contact with their headquarters or supervisors via car radio, hand-held radios or cell phones.  In addition to the more traditional tasks associated with access control and theft prevention, our security officers respond to emergency situations and report fires, natural disasters, work accidents and medical crises to the appropriate authorities.  We provide security officer services to many of our industrial, commercial and residential property management customers on a 24-hour basis, 365 days per year.  For these customers, security officers are on hand to provide plant security, access control, personnel security checks and traffic and parking control and to protect against fire, theft, sabotage and safety hazards.  Our remaining customers include retail establishments, hospitals and governmental units.  The services provided to these customers may require armed as well as unarmed security officers.  We also provide specialized vehicle patrol and inspection services.  During fiscal 2010, our security services division has been successful in obtaining significant new security services contracts for a large banking and financial services organization, a world leader in electronic design automation, a worldwide technology company, one of the world’s largest banking and financial services organizations and the world’s largest express transportation company.

Our aviation services division provides a variety of uniformed services for domestic and international air carriers, including aircraft security, access control, wheelchair escorts, skycaps, baggage handlers and uniformed security officers for cargo security areas.  During fiscal 2010, our aviation services division has been successful in obtaining several new airline service contracts at existing locations and a new contract for a leading global provider in electrical engineering and electronics.

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

We use sophisticated electronic security and access control equipment, including modern computerized watchkey systems and sophisticated video surveillance equipment.  Electronic accountability technology logs officer patrols and generates user-friendly reports for customer and internal use.

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

Employee Recruitment and Training

We believe that the high quality of our security officers is essential to our ability to offer effective and reliable services to our customers.  We require all selected applicants for security officer positions to undergo a detailed pre-employment interview and a background investigation covering such areas as past employment, education, military service, medical history and, subject to applicable state laws, criminal and other background searches.  Employees are selected based on a number of criteria, including physical fitness, maturity, experience, personality, perceived stability and reliability, among others.  We frequently conduct medical examinations and substance abuse testing on potential candidates.  Our security officers and other personnel supplied to our customers are our employees, even though they may be stationed regularly at our customer’s facilities.

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

Significant Customers

For the fiscal year ended March 31, 2010, we generated revenues of approximately $25,177,000 from services we provided to Federal Express (“FedEx”) which represented approximately 17% of our total revenues during such period.   See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing.”

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

Although the majority of our contracts may be terminated by us or by our customers at our or their discretion, we believe that we can minimize customer attrition by adhering to basic performance standards in meeting essential customer requirements.  While all security service companies experience customer attrition, we have historically been successful in renegotiating existing contracts.

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

Employees

Our business is labor intensive and is consequently affected by the availability of qualified personnel and the cost of labor.  Although the security services industry is characterized by high turnover, we have not experienced any material difficulty in hiring qualified security officers.  In some cases, when labor has been in short supply, we have been required to pay higher wages and/or incur overtime charges.  We have approximately 5,200 employees, the majority of whom are hourly service workers, and approximately 220 of whom serve as managers, administrative employees and executives.

Approximately 70% of our employees do not belong to a labor union.  The balance of our employees are members of labor unions including, in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy, La Guardia and Los Angeles airports.  Our unionized employees work under collective bargaining agreements with the following unions:  Allied International Union, Allied Services Division of the Transportation Communications International Union and Special & Superior Officers Benevolent Association.  Many of our competitor’s employees in Los Angeles and New York City are also unionized.  We have experienced no work stoppage attributable to labor disputes.  We believe that our relations with our employees are satisfactory.  The security officers and other personnel that we provide to our customers are Company employees, even though they may be stationed regularly at our customer's facilities.

Service Marks

We believe that we own the service marks “Command Security Corporation,” “CSC” and “CSC Plus” design for security officer, detective, private investigation services and security consulting services.

We also believe that we own the trademarks “Smartwheel” and “Smart Tracker” for the computer programs we use in dispatching and tracking small vehicles, such as carts and wheelchairs at transportation terminals.  The “Smartwheel” trademark was acquired as part our acquisition of United Security Group, Inc.  We also believe that we own the service marks “STAIRS” and “Smart Guard.”

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

Airline Industry Concerns

Several of our aviation customers filed for protection from their creditors under applicable bankruptcy and similar laws during our past three fiscal years.  The aviation industry continues to face various financial and other challenges, including the cost of security and fluctuating fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

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

Concentration of Stock Ownership

Although none of our directors and officers has any agreement relating to the manner in which they will vote their shares of our common stock, such parties together own shares representing approximately 35% of the combined voting power of our outstanding common stock.  The concentration of ownership among these shareholders could give them the power to influence the outcome of substantially all matters subject to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets.  Such decisions may conflict with the interests of our other shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

As of March 31, 2010, we did not own any real property.  We occupy executive offices at Route 55, Lexington Park, Lagrangeville, New York, consisting of approximately 6,600 square feet with a base annual rental of $105,600 under a five-year lease expiring September 30, 2010.  We are currently in discussions with the landlord to extend the lease term on our executive offices.  We also lease office space at the following locations:

Location
668 N. 44th Street
#300
Phoenix, AZ

48521 Warm Springs Boulevard
Suite 301-302
Fremont, CA

8939 S. Sepulveda Boulevard
Suites 201 & 208
Los Angeles, CA

2194 Edison Avenue
Suite N, I & D
San Leandro, CA

2230 S. Fairview Avenue
Santa Ana, CA

3180 University Avenue
Suites 100
San Diego, CA

Norman Y. Mineta San Jose Int’l Airport
1661 Airport Boulevard
San Jose, CA

San Jose Int'l. Airport
1400 Coleman Avenue
Suites D24 & D25
Santa Clara, CA

100 N. Barrancha Avenue
#900
West Covina, CA

40 Richards Avenue
3rd Floor
Norwalk, CT

100 Wells Street
#2AB
Hartford, CT

Suite 208 Wilson Building
3511 Silverside Road
Concord Plaza
Wilmington, DE

3333 South Congress Avenue
Delray Beach, FL

800 Virginia Avenue
Suite 53
Ft. Pierce, FL

5775 Blue Lagoon Drive
Suite 310
Miami, FL

9730 South Western Avenue
Evergreen Plaza Shopping Center
Suite 237
Evergreen Park, IL

21 Cummings Park
Suite 224
Woburn, MA

1601 & 1605 Main Street
Springfield, MA

1006 West Street
First Floor
Laurel, MD

780 Elkridge Landing Road
Suite 220
Linthicum Heights, MD

Portland International Airport
1001 Westbrook Street
Portland, ME

310 Morris Avenue
Elizabeth, NJ

1767 Morris Avenue
Suite 101
First Floor
Union, NJ

1280 Route 46
3rd Floor
Parsippany, NJ

2204 Morris Avenue
Suite 302, 3rd Floor
Union, NJ

52 Oswego Street
Baldwinsville, NY

2144 Doubleday Avenue
Ballston Spa, NY

1458 Main Street
Buffalo, NY

LaGuardia International Airport
United Hangar #2, Rooms 328 & 329
Flushing, NY

JFK International Airport
175-01 Rockaway Boulevard
Jamaica, NY

17 Battery Place
Suite 223
New York, NY

720 Fifth Avenue
10th Floor
New York, NY

Two Gannett Drive
Suite 208
White Plains, NY

265 Sunrise Highway
Suites 41 & 44
Rockville Centre, NY

10121 SE Sunnyside Road
Suite 300
Clackamas, OR

29 Bala Avenue
Suite 118
Bala Cynwyd, PA

2 International Plaza
Suite 242
Philadelphia, PA

Pittsburgh International Airport
1000 Airport Boulevard
Ticketing Level of the Landside Terminal Building
Pittsburgh, PA

4101 Chain Bridge Road
Fairfax, VA

669 Elmwood Avenue
Suite B-4
Providence, RI

1250 Capital of Texas Highway South
Building III, Suite 400
Austin, TX

Seattle-Tacoma Int’l. Airport
17801 International Boulevard
Main Terminal Building
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

The nature of our business is such that there is a significant volume of routine claims and lawsuits against us, the vast majority of which have never led to the award of substantial damages.  We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability.  Some of the claims brought against us could result in significant payments; however, the exposure to us for general liability claims is limited to the first $25,000 per occurrence on the non-aviation and airport wheelchair and electric cart operations related claims and $5,000 per occurrence on the aviation related claims, except $25,000 for damage to aircraft and $100,000 for skycap operations as well as any amount in excess of the maximum coverage provided by such policies.  Any punitive damage award would not be covered by our general liability insurance policy.  Also, the premiums we pay under our insurance policies may be adversely affected by an unfavorable claims history.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended March 31, 2010.

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

The following table sets forth, for the calendar periods indicated, the high and low sales price for our common stock as reflected on the NYSE Amex for each full quarterly period within the two most recent fiscal years.

Last Sales Price Period (1)	Common stock market price
	High	Low
2010
First Quarter	$3.45	$2.69
Second Quarter	3.33	2.65
Third Quarter	2.73	1.89
Fourth Quarter	2.75	2.37

2009
First Quarter	$4.02	$2.60
Second Quarter	3.55	2.80
Third Quarter	3.35	2.53
Fourth Quarter	3.64	2.76

(1) Reflects fiscal years ended March 31, 2010 and 2009 as indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and may not represent actual transactions. The past performance of our common stock is not necessarily indicative of the price at which it may trade in the future.

As of June 18, 2010 there were approximately 850 holders of our common stock.

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

The graph below compares the cumulative total shareholder return on our common shares with the cumulative total return of (1) the Nasdaq Stock Market Index (U.S.) (the “Nasdaq Index”) and (2) an index of publicly traded companies with a Standard Industrial Classification Code (“SIC Code”) of between 7380 and 7389 (the “SIC Code Index”).  This graph assumes that $100 was invested in each of (A) shares of our common stock, (B) the Nasdaq Index and (C) the SIC Code Index on March 31, 2003 and reflects the return through March 31, 2010 and assumes the reinvestment of dividends, if any.  The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, possible future performance of our Common Stock.

THE INFORMATION CONTAINED IN THE STOCK PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

ITEM 6.  SELECTED FINANCIAL DATA.

The financial data included in the table below has been derived from our financial statements as of and for the fiscal years ended March 31, 2010, 2009, 2008, 2007 and 2006, which have been audited by independent certified public accountants.  This information should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.  The dollar amounts presented below in this Item 6 are in thousands of dollars, except for per share data.

	Statements of Operations Data Years Ended March 31,
	2010	2009	2008	2007	2006
Revenues	145,695	130,813	119,404	98,823	85,209
Gross profit	20,482	18,664	16,242	13,665	11,420
Operating income	3,704	3,008	2,969	1,135	8
Net income (loss)	1,632	1,282	2,474	1,240	(100)
Income (loss) per common share	.15	.12	.23	.12	(.01)
Weighted average number of common shares	10,848,375	10,772,613	10,733,797	10,137,970	8,834,952

	Balance Sheet Data at March 31,
	2010	2009	2008	2007	2006
Working capital	9,423	7,106	6,097	6,514	6,838
Total assets	36,715	34,265	32,786	25,330	18,113
Short-term debt (1)	11,112	11,071	8,775	8,751	3,475
Long-term debt (2)	43	109	18	16	57
Stockholders' equity	16,783	14,722	13,360	9,104	7,625

(1)
Our short-term debt includes the current maturities of long-term debt, obligations under capital leases and short term borrowings. See Notes 7, and 15, “Short-Term Borrowings” and “Commitments”, respectively, to the financial statements for further discussion.

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

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and accounts of our wholly-owned domestic subsidiaries.  As of December 29, 2009, Strategic Security Services, Inc., Rodgers Police Patrol, Inc. and Command Security Services, Inc., the Company’s three wholly-owned subsidiaries, were merged with and into Command Security Corporation.  All significant intercompany accounts and transactions have been eliminated in our consolidated financial statements.

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

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs that are being amortized on a straight-line basis over three to ten years and goodwill which is reviewed annually for impairment.  The life assigned to customer lists acquired is based on management’s estimate of the attrition rate.  The attrition rate is estimated based on historical contract longevity and management’s operating experience.  We test for impairment annually or when events and circumstances warrant such a review, if sooner.  Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with FASB ASC 360, Property, Plant, and Equipment.

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

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We were required to adopt the provisions of FASB ASC 718 effective July 1, 2005 and use the modified-prospective transition method.  Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005.  The adoption of FASB ASC 718 resulted in non-cash charges of $140,528, $172,097 and $239,900 for stock based compensation for the years ended March 31, 2010, 2009 and 2008, respectively.

OVERVIEW

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through more than 40 Company-offices in 20 states throughout the United States.  In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

Renewing and extending existing contracts and obtaining new contracts are crucial to our ability to generate revenues, earnings and cash flow.  In addition, our growth strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographical areas, capture market share in the markets in which we operate and improve our profitability.  We intend to pursue acquisition opportunities for contract security officer businesses.  We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions.  However, we cannot assure you that we will identify any suitable acquisition candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

We expect that security will continue to be a key area of focus both domestically in the United States and internationally.

RESULTS OF OPERATIONS

Earnings

Our net income for the fiscal year ended March 31, 2010 was $1,631,639.  Our net income resulted primarily from:  (i) the commencement of security services during the first quarter of fiscal 2010 under a new contract to provide such services to a  major transportation company at approximately 120 locations in twenty-one states throughout the eastern and western regions of the United States; (ii) expansion of security services provided to new and existing customers, including several of the nation’s largest banks, a large grocery market distribution center in California, a company that provides merchandising and distribution services to a major grocery retailer in New Jersey, a world leader in electronic design automation and a worldwide innovative technology company; (iii) the acquisition of two security services businesses in Florida in September 2008; (iv) improved margins principally in our aviation services locations resulting from successful cost control measures including reductions in overtime hours; and (v) lower weighted average interest rates and outstanding borrowings under our commercial revolving loan agreement.    The increase in net income was partially offset by decreases in the current year period as compared with the same period last year primarily due to:  (i) the loss of contracts for skycap, wheelchair and cargo services previously provided to Delta Air Lines (“Delta”) at John F. Kennedy International Airport in New York (“JFK”); (ii) reductions of service hours for several of our airline and security services customers which we believe is primarily resulting from a downturn in their respective businesses; and (iii) higher workers’ compensation reserves associated with increased potential future costs for certain existing claims.

Our net income for the fiscal year ended March 31, 2009 was $1,281,883.  Our net income resulted primarily from:  (i) the acquisitions of security services businesses in Florida (September 2008) and Maryland (January 2008); (ii) expanded security services provided to new and existing customers, including (but not limited to) a major medical center, a New York based hospital center, a major international commercial bank, a large grocery market distribution center in California and a company that provides merchandising and distribution services to a major grocery retailer in New Jersey, (iii) expanded aviation services provided to new and existing customers at John F. Kennedy International Airport (“JFK”) and LaGuardia Airport in New York; and (iv) lower weighted average interest rates under our commercial revolving loan agreement.  Net income decreased in the current year period as compared with the same period last year primarily due to:  (i) the loss of business at seven domestic airport locations resulting from a change in government regulations that requires the Transportation Security Administration (“TSA”) to provide certain document verification services that we formerly provided at these airports; and (ii) a higher effective tax rate in the current year period primarily resulting from the recognition of deferred tax assets in the prior fiscal year.

Revenues

Our revenues for the fiscal year ended March 31, 2010 increased by $14,881,386, or 11.4%, to $145,694,630 from $130,813,244 in fiscal 2009.  The increase was due mainly to:  (i) the commencement of security services during the first quarter of fiscal 2010 under a new contract to provide such services to a major transportation company at approximately 120 locations in twenty-one states throughout the eastern and western regions of the United States that generated additional aggregate revenues of approximately $23,300,000 during such period,  (ii) expansion of security services provided to new and existing customers, including several of the nation’s largest banks, a large grocery market distribution center in California, a company that provides merchandising and distribution services to a major grocery retailer in New Jersey, a world leader in electronic design automation and a worldwide innovative technology company resulting in additional aggregate revenues of approximately $5,500,000; and (iii) the acquisition of two security services businesses in Florida in September 2008 that generated aggregate revenues of approximately $1,450,000.  The increase in our revenues was partially offset by:  (i) the loss of revenues associated with skycap, wheelchair and cargo services previously provided to Delta at JFK of approximately $7,400,000; (ii) reduced demand for our services from several of our airline customers that we believe is primarily related to trends in the aviation industry toward reduced capacity, which resulted in reductions of service hours that we provided to such carriers and a corresponding reduction of revenues from such carriers or an aggregate of approximately $3,400,000; and (iii) reductions in service hours for several of our security services customers which we believe is principally attributable to current economic conditions affecting their businesses.

Our revenues for the fiscal year ended March 31, 2009 increased by $11,409,379, or 9.6%, to $130,813,244 from $119,403,865 in fiscal 2008.  The increase was primarily due to:  (i) expanded security services provided to new and existing customers, including, but not limited to, a major medical center, a New York based hospital center, a major international commercial bank, a large grocery market distribution center in California and a company that provides merchandising and distribution services to a major grocery retailer in New Jersey, resulting in additional aggregate revenues of approximately $9,000,000; (ii) the acquisitions of security services businesses in Florida (September 2008) and Maryland (January 2008), which generated aggregate revenues of approximately $3,500,000; and (iii) expanded aviation services to new and existing customers at our terminal operations at Los Angeles International Airport in California and JFK and LaGuardia Airport in New York, which generated additional aggregate revenues of approximately $3,400,000.  The increase in revenues was partially offset by:  (i) the loss of revenues at seven domestic airport locations of approximately $2,800,000 resulting from a change in government regulations that requires the TSA to provide certain document verification services that we formerly provided at these airports; and (ii) several of our airline customers continuing to reduce capacity within their systems which resulted in reductions of service hours that we provided to such carriers.

Gross Profit

Our gross profit for the fiscal year ended March 31, 2010 increased by $1,818,192, or 9.7%, to $20,482,410 (14.1% of revenues), from $18,664,218 (14.3% of revenues) for fiscal 2009.  The increase was due mainly to:  (i) the commencement of security services during the first quarter of fiscal 2010 under a new contract to provide such services to a  major transportation company throughout the eastern and western regions of the United States as described above; (ii) expanded security services provided to new and existing customers as described above; (iii) the acquisition of two security services businesses in Florida in September 2008; and (iv) improved margins principally in our aviation services locations resulting from successful cost control measures including reductions in overtime hours.    The increase in gross profit was partially offset by:  (i) the loss of Delta skycap, wheelchair and cargo services at JFK as noted above; (ii) reductions of service hours for several of our airline and security services customers which we believe is primarily resulting from a downturn in their respective businesses; and (iii) higher workers’ compensation reserves associated with increased potential future costs for certain existing claims.

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

We have an insurance policy covering workers’ compensation claims in States in which we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles.  Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,870,685, $1,656,742 and $1,609,009, for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

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

General and Administrative Expenses

Our general and administrative expenses for the fiscal year ended March 31, 2010 increased by $979,038 to $16,330,059 (11.2% of revenues), from $15,351,021 (11.7% of revenues) in fiscal 2009.  The increase in general and administrative expenses resulted primarily from higher:  (i) administrative payroll and related costs of approximately $814,000 associated primarily with expanded operations, including the acquisitions in Florida and new contract awards noted above, additional investment in our sales and marketing group and the hiring of our Chief Executive Officer; (ii) facility and related office costs; (iii) insurance related costs and (iv) amortization costs associated with the acquisitions in Florida in September 2008, noted above.

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

Provision for Doubtful Accounts

The provision for doubtful accounts for the fiscal year ended March 31, 2010 increased by $108,014 to $455,194, compared with $347,180 in fiscal 2009.  The increase is due mainly to an additional bad debt charge of $150,000 recorded in the fourth quarter of fiscal 2010 in connection with a large medical center customer located in the New York Metropolitan area that filed for protection under Chapter 11 of the bankruptcy code in April 2010.

The provision for doubtful accounts for the fiscal year ended March 31, 2009 decreased by $12,495 to $347,180, compared with $359,675 in fiscal 2008.  The decrease was due mainly to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year periods.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable.  We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience.  Individual accounts are charged off against the allowance as management deems them as uncollectible.  We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the fiscal year ended March 31, 2010 compared with the same period of the prior year is necessarily indicative of a trend.

Bad Debt Recoveries

Bad debt recoveries for the fiscal year ended March 31, 2010 decreased by $34,530 to $7,094, from $41,624 in fiscal 2009 due mainly to the timing of recoveries related to accounts receivable previously recorded as bad debts.

Bad debt recoveries for the fiscal year ended March 31, 2009 decreased by $469,969 to $41,624, from $511,593 in fiscal 2008 due mainly to the absence in the current year period of a recovery of approximately $412,000 related primarily to the stock that we received under our claim related to the bankruptcy filing of Northwest Airlines.

Interest Income

Interest income for the fiscal year ended March 31, 2010 principally represents interest earned on cash balances.  Interest income in fiscal 2010 decreased as a result of lower weighted average trust fund balances due to payments on related workers’ compensation claims, as well as a reduction in the rate at which interest accrues on such balances.

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

Interest Expense

Interest expense for the fiscal year ended March 31, 2010 decreased by $62,027 to $452,426, from $514,453 in fiscal 2009.  The decrease is due mainly to lower weighted average interest rates which were partially offset by higher weighted average outstanding borrowings under our commercial revolving loan agreement.

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

The $3,504 gain on equipment dispositions for the fiscal year ended March 31, 2010 was primarily due to the disposition of Company vehicles at amounts in excess of their respective book values.

The $24,803 gain on equipment dispositions for the fiscal year ended March 31, 2009 was primarily due to the disposition of Company vehicles at amounts in excess of their respective book values.

Provision for Income Taxes

Provision for income taxes for the fiscal year ended March 31, 2010 increased by $361,561 to $1,625,700 from $1,264,139 in fiscal 2009 due mainly to an increase in our pre-tax earnings in the current year period.   We have determined based on our expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2010 and 2009.

Provision for income taxes for the fiscal year ended March 31, 2009 increased $1,424,139 to $1,264,139 from a tax benefit of $160,000 in fiscal 2008 due mainly to a higher effective tax rate in the current year period and the recognition of deferred tax assets in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

We pay employees and administrative service customers on a weekly basis, while customers pay for services generally within 60 days after billing by us.  In order to fund our payroll and operations, we maintain a commercial revolving loan arrangement, currently with Wells Fargo, to fund our payroll and operations.

Our principal use of short-term borrowings is for carrying accounts receivable.  Our short-term borrowings have supported the increase in accounts receivable associated with our ongoing expansion and organic growth.  We intend to continue to use our short-term borrowings to support our working capital requirements.

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

As of March 31, 2010, the interest rates were 4.75% and 3.00% for revolving and LIBOR loans under the Credit Agreement, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

As of March 31, 2010, we had borrowed $9,000,000 in LIBOR loans and had approximately $169,000 letters of credit outstanding representing approximately 54% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the fiscal year ended March 31, 2010, we were in compliance with all covenants under the Credit Agreement.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2010, 2009 and 2008:

	2010	2009	2008
Net cash provided by operating activities	$5,282,957	$410,620	$2,145,225
Net cash used in investing activities	(166,968)	(1,536,327)	(2,277,876)
Net cash (used in) provided by financing activities	(4,081,052)	1,155,936	59,393

Investing

We finance vehicle purchases typically over three years and insurance through short-term borrowings.  We have no material commitments for capital expenditures at this time.

Financing

During the fiscal year ended March 31, 2010, we increased our short-term borrowings principally to support higher accounts receivable associated with our ongoing expansion and organic growth.

The Company may obtain short-term financing to meet its insurance needs.  For the fiscal year ended March 31, 2010, $3,618,554 was borrowed for this purpose.

Working Capital

Working capital increased by $2,317,414 to $9,423,458 as of March 31, 2010, from $7,106,044 as of March 31, 2009.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $739,206 as of March 31, 2010, compared with $1,149,038 at March 31, 2009.  Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2010 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$159,163	$115,928	$43,235	$—	$—
Operating lease obligations	2,564,588	1,479,823	1,080,184	4,581	—
Purchase obligations (1)	57,965	57,965	—	—	—
Total	$2,781,716	$1,653,716	$1,123,419	$4,581	$—

(1)
Purchase obligations include an agreement to purchase uniform cleaning services that is legally binding on we and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

OUTLOOK

Financial Results

Future revenues will be largely dependent upon our ability to gain additional business from new and existing customers in our security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers.  Our security services division has started to experience both organic and transactional growth over recent quarters after a reduction over the past few years as contracts with unacceptable margins were cancelled.  Our current focus is on increasing revenues while our sales and marketing team and branch managers work to develop new business and retain profitable contracts. The airline industry continues to increase its demand for third party services provided by us; however, several of our airline customers have continued to reduce capacity within their system which results in reductions of service hours provided by us to such carriers.  Additionally, our aviation services division is continually subject to government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and the document verification process at several of our domestic airport locations.

We expect our gross profit margins to average between 14.0% and 15.0% of revenue for fiscal year 2011 based on current business conditions.  We expect gross profit to remain under pressure due primarily to continued price competition.  However, we expect these effects to be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses in future periods.  Additional cost reduction opportunities are being identified and will be pursued as they are determined.

The aviation services division represents approximately 50% of our total revenues and Delta, with annual billings of approximately $12,660,000 during fiscal 2010, is the largest customer of our aviation services division representing, on an annual basis, approximately 18% of the revenues from our aviation services division and 9% of our total revenues.  The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

As described above on February 12, 2009, we entered into a new $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo.  As of the close of business on June 18, 2010, our cash availability was approximately $6,700,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in credit facilities or otherwise.  The financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the fiscal year ended March 31, 2010, we did not hold a portfolio of securities instruments for either trading or speculative purposes.  Periodically, we hold securities instruments for other than trading purposes.  Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes.  Based on our average outstanding balances during the fiscal year ended March 31, 2010, a 1% change in the prime lending rate could impact our financial position and results of operations by approximately $100,000 over the next fiscal year.  For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2010 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2010 and for the period then ended.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)
There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the fourth quarter of fiscal 2010 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2010 Annual Meeting of Stockholders which is expected to be filed with the SEC within 120 days of the close of the our fiscal year ended March 31, 2010 (the “2010 Proxy Statement”) under the caption “Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the 2010 Proxy Statement under the captions “Executive Compensation” and “Director Compensation and Stock Ownership Guidelines,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the 2010 Proxy Statement under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the 2010 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be set forth in the 2010 Proxy Statement under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

(1)	Consolidated Financial Statements:	Page Number From
This Form 10-K

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets - March 31, 2010 and 2009	F-2

	Consolidated Statements of Income - years ended March 31, 2010, 2009 and 2008	F-3

	Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income years ended March 31, 2010, 2009 and 2008	F-4

	Consolidated Statements of Cash Flows - years ended March 31, 2010, 2009 and 2008	F-5 - F-6

	Notes to Consolidated Financial Statements	F-7 - F-18

(2)	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts	F-19

Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Financial Statements or notes thereto.

(3)	Exhibits:

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

Date: June 25, 2010
By: /s/ Edward S. Fleury
Edward S. Fleury
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter Kikis	Chairman of the Board	June 25, 2010
Peter Kikis

/s/ Edward S. Fleury	Director and Chief Executive	June 25, 2010
Edward S. Fleury	Officer (Principal Executive
Officer)

/s/ Barry I. Regenstein	Director, President and	June 25, 2010
Barry I. Regenstein	Chief Financial Officer
(Principal Accounting Officer)

/s/ Martin C. Blake, Jr.	Director and Chief Operating	June 25, 2010
Martin C. Blake, Jr.	Officer

/s/ Robert S. Ellin	Director	June 25, 2010
Robert S. Ellin

/s/ Thomas Kikis	Director	June 25, 2010
Thomas Kikis

/s/ Laurence A. Levy	Director	June 25, 2010
Laurence A. Levy

COMMAND SECURITY CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended & Restated Articles of Incorporation	Incorporated by reference to Exhibit of Incorporation 3.3 of the Form 10-K for the fiscal year ended March 31, 1993 (the “1993 10-K”).

3.2	By-Laws	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the fiscal year ended March 31, 1991 (the "1991 10-K").

3.3	Amendments to By-Laws	Incorporated by reference to Exhibit 3.1 of the Form 8-K filed September 20, 2006.

3.4	Certificate of Amendment of Certificate of Incorporation	Exhibit 3.4 attached hereto.

4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to Registrant's Registration Statement on Form S-18, file number 33, 35007-NY (the "S-18").

4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2 of the Third Amendment to the S-1.

10.1	Purchase and Sale Agreement dated February 24, 1996, for the acquisition of United Security Group Inc.	Incorporated by reference to Exhibit 2.1 of the Form 8-K filed March 23, 1996.

10.2	CIT Group/Business Credit, Inc. Financing Agreement dated December 12, 2003	Incorporated by reference to Exhibit 10.41 of the Form 10-K for the fiscal year ended March 31, 2004 filed on July 14, 2004.

10.3	Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. dated March 21, 2006	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed March 21, 2006.

10.4	Consulting Agreement with Jericho State Capital Consulting LLC dated February 3, 2006	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed February 3, 2006.

10.5	First Amendment and Consent to Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. dated June 13, 2006	Incorporated by reference to Exhibit 10.5 of the Form 8-K filed June 13, 2006.

10.6	Agreement for Purchase and Sale of Assets dated June 13, 2006, for the acquisition of Sterling Protective Group, Inc.	Incorporated by reference to Exhibit 10.6 of the Form 8-K filed June 13, 2006.

10.7	Second Amendment to the Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. dated September 30, 2006	Incorporated by reference to Exhibit 10.7 of the Form 10-Q filed February 13, 2007.

10.8	Third Amendment to Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc. Inc. dated April 12, 2007	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed April 12, 2007.

10.9	Fifth Amendment to Amended and Restated Financing Agreement with CIT Group/Business Credit, Inc.	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 24, 2008.

10.10	Stock Purchase Agreement dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 12, 2007.

10.11	Amended and Restated Plan of Merger dated April 12, 2007, for the acquisition of Brown Security Indus- tries, Inc.	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed April 12, 2007.

10.12	Asset Purchase Agreement dated January 1, 2008 for the acquisition of Expert Security Services, Inc.	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed January 7, 2008.

10.13	Wells Fargo Business Credit, Credit and Security Agreement dated February 12, 2009	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on February 17, 2009.

11	Computation of Income Per Share of Common Stock of the Financial Statements.	Incorporated by reference to Note 10

14	Command Code of Ethics	Incorporated by reference to Exhibit 14 of the Form 10-K for the fiscal year ended March 31, 2008 filed on June 27, 2008.

31.1	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Exhibit 31.1 attached hereto.

31.2	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Exhibit 31.2 attached hereto.

32.1	Section 1350 Certifications	Exhibit 32.1 attached hereto.

99.1	Registration Rights Agreement	Incorporated by reference to Exhibit 99.22 of the Form 8-K filed September 27, 2000.

99.2	Audit Committee of the Board of Directors Charter and Powers	Incorporated by reference to Exhibit 99.3 of the Form 10-K for the fiscal year ended March 31, 2008 filed on June 27, 2008.

99.3	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25 of the Form 10-K for the fiscal year ended March 31, 2001 filed on July 3, 2001.

99.4	2005 Stock Incentive Plan	Incorporated by reference to Exhibit 99.5 of the Form 10-K for the fiscal year ended March 31, 2006 filed on June 28, 2006.

99.5	2009 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A of the 2009 Proxy Statement filed on July 29, 2009.

99.6	Barry I. Regenstein Employment Agreement	Incorporated by reference to Exhibit 99.2 of the Form 10-Q filed on February 12, 2010.

99.7	Marc W. Brown Employment Agreement	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed April 12, 2007.

99.8	Martin C. Blake, Jr. Employment Agreement	Incorporated by reference to Exhibit 99.2 of the Form 10-Q filed on August 14, 2008.

99.9	Edward S. Fleury Employment Agreement	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed September 29, 2008.

99.10	Press Release dated June 23, 2010 announcing March 31, 2010 fourth quarter and fiscal year results	Exhibit 99.9 attached hereto.

Report of Independent Registered
Public Accounting Firm

To the Board of Directors
and Stockholders of
Command Security Corporation

We have audited the accompanying consolidated balance sheets of Command Security Corporation as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended March 31, 2010.  Our audits also included the financial statement schedule II – Valuation and Qualifying Accounts.  Command Security Corporation’s management is responsible for these consolidated financial statements and the schedule. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP

June 25, 2010
Poughkeepsie, New York

Command Security Corporation
Consolidated Balance Sheets
March 31, 2010 and 2009

	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$1,211,948	$177,011
Accounts receivable from security services customers, less allowance for doubtful accounts of $1,167,437 and $1,000,507, respectively	23,131,801	21,603,826
Prepaid expenses	1,674,132	2,256,238
Other current assets	2,522,562	1,861,089
Total current assets	28,540,443	25,898,164

Furniture and equipment at cost, net	602,847	672,166
Intangible assets, net	4,635,512	5,180,077
Restricted cash	82,806	82,636
Other assets	2,853,473	2,431,992

Total assets	$36,715,081	$34,265,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks issued in advance of deposits	$739,206	$1,149,038
Current maturities of obligations under capital leases	115,928	64,827
Short-term borrowings	10,995,744	11,006,134
Accounts payable	510,300	313,745
Accrued expenses and other liabilities	6,755,807	6,258,376
Total current liabilities	19,116,985	18,792,120

Insurance reserves	771,626	642,656
Obligations under capital leases, due after one year	43,235	108,691
Total liabilities	19,931,846	19,543,467

Commitments and contingencies (Notes 15 and 16)

Stockholders' equity:
Preferred stock, convertible Series A, $.0001 par value per share, 1,000,000 shares authorized	—	—
Common stock, $.0001 par value per share, 50,000,000 shares authorized, 10,872,098 and 10,804,683 shares issued and outstanding, respectively	1,087	1,080
Additional paid-in capital	16,243,153	16,045,620
Accumulated earnings (deficit)	587,518	(1,044,121)
Accumulated other comprehensive income	(48,523)	(281,011)
Total stockholders' equity	16,783,235	14,721,568

Total liabilities and stockholders' equity	$36,715,081	$34,265,035

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Consolidated Statements of Income
Years Ended March 31, 2010, 2009 and 2008

	2010	2009	2008

Revenues	$145,694,630	$130,813,244	$119,403,865
Cost of revenues	125,212,220	112,149,026	103,161,588

Gross profit	20,482,410	18,664,218	16,242,277

Operating expenses
General and administrative expenses	16,330,059	15,351,021	13,425,162
Provision for doubtful accounts	455,194	347,180	359,675
Bad debt recoveries	(7,094)	(41,624)	(511,593)
	16,778,159	15,656,577	13,273,244

Operating income	3,704,251	3,007,641	2,969,033

Other income (expenses)
Interest income	2,010	28,031	75,174
Interest expense	(452,426)	(514,453)	(783,669)
Gain on equipment dispositions	3,504	24,803	3,040
Gain on sale of investments	—	—	50,007

	(446,912)	(461,619)	(655,448)

Income before provision (benefit) for income taxes	3,257,339	2,546,022	2,313,585

Income tax expense (benefit)	1,625,700	1,264,139	(160,000)

Net income	$1,631,639	$1,281,883	$2,473,585

Income per share of common stock
Basic	$.15	$.12	$.23
Diluted	$.15	$.11	$.22

Weighted average number of common shares outstanding
Basic	10,848,375	10,772,613	10,733,797
Diluted	11,210,831	11,391,047	11,383,985

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
Years Ended March 31, 2010, 2009 and 2008

					Accumulated
					Other
	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Equity/(Deficit)	Income	Total

Balance at March 31, 2007	$—	$1,014	$13,889,861	$(4,799,589)	$12,550	$9,103,836

Issuance of 614,246 shares for acquisition		61	1,784,939			1,785,000

Options exercised		1	10,247			10,248

Other comprehensive income (a)					(252,820)	(252,820)

Stock compensation cost			239,900			239,900

Net income				2,473,585		2,473,585

Balance at March 31, 2008	—	1,076	15,924,947	(2,326,004)	(240,270)	13,359,749

Options exercised		4	64,076			64,080

Other comprehensive income (a)					(40,741)	(40,741)

Stock compensation cost			172,097			172,097

Deferred tax effect associated with expired warrants			(115,500)			(115,500)

Net income				1,281,883		1,281,883

Balance at March 31, 2009	—	1,080	16,045,620	(1,044,121)	(281,011)	14,721,568

Options exercised		7	91,005			91,012

Other comprehensive income (a)					232,488	232,488

Stock compensation cost			140,528			140,528

Deferred tax effect associated with
expired warrants			(34,000)			(34,000)

Net income				1,631,639		1,631,639

Balance at March 31, 2010	$—	$1,087	$16,243,153	$587,518	$(48,523)	$16,783,235

(a) – Represents unrealized gain (loss) on marketable securities.

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Consolidated Statements of Cash Flows
Years Ended March 31, 2010, 2009 and 2008

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2010	2009	2008

OPERATING ACTIVITIES
Net income	$1,631,639	$1,281,883	$2,473,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	903,290	799,323	697,334
Stock based compensation costs	140,528	172,097	239,900
Tax effect associated with expired warrants	(34,000)	(115,500)	—
Provision for doubtful accounts, net of recoveries	166,930	19,935	(151,918)
Gain on equipment dispositions	(3,504)	(24,803)	(3,040)
Gain on sale of investments	—	—	(50,007)
Deferred income taxes	(257,682)	549,905	(1,246,408)
Insurance reserves	128,970	(27,961)	131,114
Changes in operating assets and liabilities:
Restricted cash	(170)	220,100	(224,610)
Accounts receivable	(1,694,905)	(1,539,163)	(2,379,431)
Prepaid expenses	1,993,342	424,514	(2,123,798)
Other receivables	(224,401)	171,611	347,786
Other assets	1,838,934	(92,696)	1,593,616
Accounts payable and other current liabilities	693,986	(1,428,625)	2,841,102
Net cash provided by operating activities	5,282,957	410,620	2,145,225

INVESTING ACTIVITIES
Purchases of equipment	(139,218)	(202,694)	(169,337)
Proceeds from equipment dispositions	21,819	24,803	3,040
Acquisition of businesses	(49,569)	(1,358,436)	(2,260,675)
Proceeds from sale of investments	—	—	149,096
Net cash used in investing activities	(166,968)	(1,536,327)	(2,277,876)

FINANCING ACTIVITIES
Net (repayments) advances on short-term borrowings	(3,628,943)	2,253,701	265,368
(Decrease)increase in checks issued in advance of deposits	(409,832)	(813,276)	202,159
Proceeds from option exercises	91,012	64,080	10,247
Principal payments on other borrowings	—	(5,901)	(247,055)
Principal payments on capital lease obligations	(122,345)	(38,906)	(17,854)
Debt issuance costs	(10,944)	(303,762)	(153,472)
Net cash (used in) provided by financing activities	(4,081,052)	1,155,936	59,393

Net change in cash and cash equivalents	1,034,937	30,229	(73,258)

Cash and cash equivalents, beginning of year	177,011	146,782	220,040

Cash and cash equivalents, end of year	$1,211,948	$177,011	$146,782

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Consolidated Statements of Cash Flows, Continued
Years Ended March 31, 2010, 2009 and 2008

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:
	2010	2009	2008

Interest	$465,456	$520,327	$803,521
Income taxes	1,167,740	1,332,560	1,747,299

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the fiscal years ended March 31, 2010 and 2009, we purchased security and transportation equipment with lease financing of $107,298 and $177,736, respectively.  These amounts have been excluded from investing and financing activities on the consolidated statements of cash flows presented.

The Company may obtain short-term financing to meet its insurance needs.  For the fiscal year ended March 31, 2010, $3,618,554 was borrowed for this purpose.  These borrowings have been excluded from the consolidated statements of cash flows presented.

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
March 31, 2010, 2009 and 2008

1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

Principal Business Activities

Command Security Corporation (the “Company”) is a uniformed security officer service company operating in Arizona, Connecticut, California, Colorado, Delaware, District of Columbia, Florida, Illinois, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, Texas, Virginia, Washington and West Virginia.  In addition, the Company also provides police departments in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and accounts of our wholly-owned domestic subsidiaries.  As of December 29, 2009, Strategic Security Services, Inc., Rodgers Police Patrol, Inc. and Command Security Services, Inc., the Company’s three wholly-owned subsidiaries, were merged into the parent company.  All significant intercompany accounts and transactions have been eliminated in our consolidated financial statements.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Amounts incurred for recruitment and general business advertising were $70,533, $141,732 and $218,852 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

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

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2010, 2009 and 2008

Investments

We account for our investments in marketable securities in accordance with FASB ASC 320, Debt and Equity Securities. At March 31, 2010, we had no short-term investments. Other investments in marketable equity are classified as available-for-sale and reported in the consolidated balance sheets at fair value, with changes in fair value reported in accumulated other comprehensive income (loss) until realized. Realized gains and losses on sales of all these securities are reported in earnings, computed using the average cost method.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is generally recorded using the straight-line method over estimated useful lives of the equipment ranging from three to seven years.

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs that are being amortized on a straight-line basis over three to ten years and goodwill which is reviewed annually for impairment. The life assigned to customer lists acquired is based on management's estimate of the attrition rate. The attrition rate is estimated based on historical contract longevity and management's operating experience. We test for impairment annually or when events and circumstances warrant such a review, if sooner. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with FASB ASC 360, Property, Plant, and Equipment.

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

Income Per Share

Under the requirements of FASB ASC 260, Earnings Per Share, the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2010, 2009 and 2008 because of the effect the assumed issuance of common shares would have if the outstanding stock options and warrants were exercised.

Stock-Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We were required to adopt the provisions of FASB ASC 718 effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005. The adoption of FASB ASC 718 resulted in non-cash charges of $140,528, $172,097 and $239,900 for stock based compensation for the years ended March 31, 2010, 2009 and 2008, respectively.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2010, 2009 and 2008

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

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a new standard pertaining to subsequent events that defined the period after the balance sheet date during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize events or transactions occurring after the balance sheet date in its financial statements. This standard also requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. We adopted and applied the recognition and disclosure requirements of this standard in the first quarter of fiscal 2010. In February 2010, subsequent to our adoption of the new guidance discussed above, the FASB issued updated guidance on subsequent events amending the May 2009 guidance. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This new guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.

On July 1, 2009, we adopted FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”) 105 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (SFAS No, 141(R)”) as codified in FASB ASC 805, Business Combinations, which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. FASB ASC 805 introduces new accounting concepts and valuation complexities and many of the changes have the potential to generate greater earnings volatility after the reported acquisition. FASB ASC 805 also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. FASB ASC 805 will only affect our financial condition or results of operations to the extent we complete business combinations after the effective date.

2. Furniture and Equipment

Furniture and equipment at March 31, 2010 and 2009 consist of the following:

	2010	2009

Transportation equipment	$469,752	$582,903
Security equipment	979,502	863,778
Office furniture and equipment	2,063,818	1,980,271
	3,513,072	3,426,952
Accumulated depreciation	(2,910,225)	(2,754,786)
Total	$602,847	$672,166

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2010, 2009 and 2008

Depreciation expense for the fiscal years ended March 31, 2010, 2009 and 2008, was $298,213, $297,929 and $291,482, respectively, and includes amortization of assets purchased under capital lease arrangements in the amounts of $75,784, $40,554 and $31,340 for each of the respective years then ended (see Note 15).

3. Intangible Assets

Intangible assets at March 31, 2010 and 2009 consist of the following:
	2010	2009

Customer list	$4,753,428	$4,703,859
Borrowing costs	314,706	303,762
Goodwill	895,258	895,258
Non-compete covenant	100,000	100,000
	6,063,392	6,002,879
Accumulated amortization	(1,427,880)	(822,802)
Total	$4,635,512	$5,180,077

Amortization expense for the fiscal years ended March 31, 2010, 2009 and 2008, was $605,078, $501,394 and $405,852, respectively. Amortization expense for the years ending March 31, 2011, 2012, 2013, 2014 and 2015 for the intangible assets noted above will be $603,665, $576,142, $467,143, $467,143 and $467,143, respectively.

Included in intangible assets for the fiscal years ended March 31, 2010 and 2009 is goodwill of $895,258 that is not subject to amortization and net borrowing costs of $201,771 and $295,429, respectively, which are subject to amortization on a straight line basis over the life of the Company’s financing agreement (see Note 7).

4. Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers' compensation claims.

5. Other Assets

Other assets at March 31, 2010 and 2009 consist of the following:

	2010	2009

Workers’ compensation insurance	$2,262,816	$1,775,027
Other receivables	258,246	33,845
Security deposits	194,864	202,874
Deferred tax asset	2,313,030	2,055,348
Other (a)	347,079	225,987
	5,376,035	4,293,081
Current portion	(2,522,562)	(1,861,089)
Total non-current portion	$2,853,473	$2,431,992

Our marketable equity securities were measured at fair value using quoted market prices. They were classified as Level 1, in accordance with the FASB ASC 820 hierarchy, as they trade in an active market for which closing stock prices are readily available. The cost basis of investments included in other assets at March 31, 2010 and 2009 was $425,752. The fair value of investments included in other assets at March 31, 2010 and 2009 was $377,229 and $144,741, respectively, resulting in unrealized losses of $48,523 and $281,011, respectively, as reported in accumulated other comprehensive income. These investments in marketable equity securities primarily of companies in the airline industry have been in an unrealized loss position for more than twelve months and are classified as available-for-sale and reported in the consolidated balance sheets at fair value. We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to:

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2010, 2009 and 2008

(i) the financial condition and business plans of the investee including its future earnings potential; (ii) value, and the amount of the write-down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. Based on our evaluation of the near-term prospects of the issuers and our ability and intent to hold these the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair investments for a reasonable period sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2010 and 2009 consist of the following:

	2010	2009

Payroll and related expenses	$5,675,521	$4,666,079
Taxes and fees payable	660,119	1,260,174
Accrued interest payable	25,749	38,779
Other	394,418	293,344
Total	$6,755,807	$6,258,376

7. Short-Term Borrowings

Short-term borrowings at March 31, 2010 and 2009 consist of the following:

	2010	2009

Line of credit	$9,000,000	$11,006,134
Insurance financing	1,995,744	—
Total	$10,995,744	$11,006,134

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

On April 12, 2007, we entered into an amendment to the Amended and Restated Agreement (“the Amended Agreement”). Pursuant to the Amended Agreement, the aggregate line of credit was increased from $12,000,000 to $16,000,000, and we were provided with a $2,400,000 acquisition advance to fund the cash requirements associated with the acquisition of a security services business (see Note 8). The Amended Agreement also provided for an extension of the maturity date to December 12, 2008, and for reductions in fees and availability reserves and an increase in the letter of credit sub-line to an aggregate amount of up to $3,000,000. The Amended Agreement provides that interest will be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Amended Agreement), less .25% and for LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Amended Agreement), plus 2.0%.

On October 10, 2008, we amended the Amended Agreement to extend the maturity date of the CIT credit facility to December 31, 2008 and to reduce the written notice period required to terminate the Amended Agreement from 60 days to 30 days.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2010, 2009 and 2008

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

As of March 31, 2010, the interest rates were 4.75% and 3.00% for revolving and LIBOR loans, respectively. Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At March 31, 2010, we had borrowed $9,000,000 in LIBOR loans and had approximately $169,000 letters of credit outstanding representing approximately 54% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the fiscal year ended March 31, 2010, we were in compliance with all covenants under the Credit Agreement.

The Company may obtain short-term financing to meet its insurance needs. For the fiscal year ended March 31, 2010, $3,618,554 was borrowed for this purpose at an annual interest rate of 2.22%. At March 31, 2010, we had $1,995,744 of short-term insurance borrowings outstanding.

8. Acquisitions

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

As of December 29, 2009, Strategic Security Services, Inc., Rodgers Police Patrol, Inc. and Command Security Services, Inc., the Company’s three wholly-owned subsidiaries, were merged into the parent company. Activity related to the acquisition of Brown and its related subsidiaries included in the consolidated statements of income for the fiscal years ended March 31, 2010, 2009 and 2008 consisted of the following:
	2010	2009	2008

Revenues	$14,787,113	$11,494,573	$10,903,293
Earnings before taxes	472,429	105,558	410,608

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2010, 2009 and 2008

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

9. Income per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income for the fiscal years ended March 31, 2010, 2009 and 2008:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Year ended March 31, 2010
Basic EPS	$1,631,639	10,848,375	$.15
Effect of dilutive shares:
Options issued February 2001,
August 2004, May 2005, September 2005,
September 2006, April 2007,
September 2007, January 2008, June 2008,
September 2008 and December 2008		362,456
Diluted EPS	$1,631,639	11,210,831	$.15

Year ended March 31, 2009
Basic EPS	$1,281,883	10,772,613	$.12
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

10. Retirement Plans

In November 1999, the Company adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. During the fiscal year ended March 31, 2007, the plan was revised to allow for employer matching of elective deferrals, only for certain employees working under a specific customer contract, as defined. No discretionary amounts were accrued or paid for the fiscal years ended March 31, 2010, 2009 and 2008.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2010, 2009 and 2008

11. Concentrations of Credit Risk

Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 41% and 36% and in the New York Metropolitan area with 30% and 37% of total receivables as of March 31, 2010 and 2009, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the fiscal years ended March 31, 2010, 2009 and 2008, the Company generated 50%, 56% and 62%, respectively, of its revenue from aviation and related services. Trade receivables due from the commercial airline industry comprised 53% (in both periods) of net receivables as of March 31, 2010 and 2009, respectively. The Company’s remaining customers are not concentrated in any specific industry except for a major express transportation company which accounts for approximately 11% of accounts receivable. The Company maintains its cash accounts in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Company management believes the risk of loss associated with these accounts to be remote.

12. Significant Customers

The Company operates as a provider of security officer services to a wide range of industries which the Company has categorized into three groups; security officer services, aviation services and support services. The latter includes revenues from back office support to police departments.

Net revenues for the groups noted above were as follows for the three years ended March 31:

	2010	2009	2008
Security Officer Services	$73,050,991	$56,932,537	$45,587,205
Aviation Services	72,453,330	73,688,558	73,617,327
Support Services	190,309	192,149	199,333

Total	$145,694,630	$130,813,244	$119,403,865

For the fiscal year ended March 31, 2010, one security services customer accounted for approximately $25,177,000 of the Company’s total revenue. For the fiscal years ended March 31, 2009 and 2008, one airline customer accounted for approximately $19,341,000 and $18,117,000, respectively, of the Company’s total revenue.

13. Insurance Reserves

We have an insurance policy covering workers’ compensation claims in states that we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,870,685, $1,656,742 and $1,609,009, for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

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

14. Contingencies

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

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2010, 2009 and 2008

The Company has employment agreements with certain of its officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

15. Commitments

Lease

The Company is obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $2,014,100, $1,788,812 and $1,526,789, for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

The Company leases certain equipment and vehicles under agreements that are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2010 are $875,082 and $683,605 and at March 31, 2009 are $843,170 and $683,210, respectively.

The future minimum payments under long-term non-cancelable capital and operating lease agreements are as follows:

	Capital	Operating
	Leases	Leases

Year ending: March 31, 2011	$115,928	$1,479,823
March 31, 2012	43,235	786,899
March 31, 2013	—	227,889
March 31, 2014	—	65,396
March 31, 2015	—	4,581
Total	$159,163	$2,564,588

Other

On March 31, 2004, the Company settled a dispute with a uniform cleaning service that calls for the Company to pay approximately $1,756 per week for 344 weeks or a total amount of $604,133 ending in fiscal 2011. The expense recorded in connection with weekly payments under this agreement amounted to $89,566, $91,322 and $91,322 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. For the fiscal year ending March 31, 2011, the required future minimum payments under the agreement are $57,965.

16. Stock Option Plan and Warrants

In November 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the stock option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. During the fiscal years ended March 31, 2010 and 2009, the Company received proceeds of $89,775 and $54,000, respectively, in connection with the exercise of stock options to purchase 66,500 and 40,000 shares, respectively, of the Company’s common stock at an exercise price of $1.35 per share. The outstanding options are exercisable at any time before January 31, 2011, August 29, 2014 and May 23, 2015 at $.75, $1.35 and $1.49 per share, respectively.

In September 2005, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In September and April 2007, options to purchase 80,000 and 65,000 shares of the Company’s common stock were issued. In December, September, June and January 2008, options to purchase 70,000, 568,068, 50,000 and 25,000 shares of the Company’s common stock were issued, respectively. Stock options granted in April 2007, January 2008 and September 2008 (with respect to 510,000 options) were granted in connection with employment agreements and vest with respect to one-twelfth (1/12) of the aggregate number of shares on the date of issuance and on the same date of each succeeding month. The vested outstanding options are exercisable at any time before December 30, 2018 at $3.08 per share, September 28, 2018 at $3.37 per share, September 17, 2018 at $3.36 per share, September 11, 2018 at $3.35 per share, June 4, 2018 at $2.68 per share, December 31, 2017 at $3.35 per share, September 19, 2017 at $3.19 per share, April 11, 2017 at $3.00 per share, September 19, 2016 at $2.67 per share and September 21, 2015 at $2.05 per share, respectively.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2010, 2009 and 2008

In September 2009, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In December 2008, subject to the approval by the Board of Directors and stockholders at the Company’s 2009 Annual Meeting of Shareholders, options to purchase 50,082 shares of the Company’s common stock were issued. The outstanding options are exercisable at any time before December 30, 2018 at $3.08 per share.

In February and October 2006 and April 2007, the Company granted consultants warrants to purchase an aggregate of 350,000, 100,000 and 50,000 shares of the Company’s common stock at exercise prices of $2.00, $2.70 and $2.70 per share, respectively. Such warrants expired in February 2009, September 2009 and March 2010, respectively.

On August 30, 2004 (the “Effective Date”), the Company issued stock options to its President and former Chief Operating Officer (the “Executive”) to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.35 per share. The options became fully vested during August 2007. During the fiscal years ended March 31, 2010 and 2009, the Company received proceeds of $1,235 and $10,080, respectively, in connection with the exercise of stock options to purchase 915 and 7,467 shares, respectively, of the Company’s common stock at an exercise price of $1.35 per share. The vested outstanding options are exercisable at any time before August 29, 2014.

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

A summary of activity related to all Company stock option and warrant activity for the years ended March 31, 2010, 2009 and 2008, are as follows:

	Options				Warrants
	Exercise			Number of	Exercise			Number of
	Price			Shares	Price			Shares

Outstanding at March 31, 2007	$.75	-	2.67	895,000	$2.00	-	2.70	450,000

Issued	3.00	-	3.35	170,000	2.70			50,000
Forfeited	1.49			(5,000)
Outstanding at March 31, 2008	.75	-	3.35	1,060,000	2.00	-	2.70	500,000

Issued	2.68	-	3.37	688,068
Forfeited					2.00			(350,000)
Exercised	1.35			(47,467)
Outstanding at March 31, 2009	.75	-	3.37	1,700,601	2.70			150,000

Issued	3.08			50,082
Forfeited	3.08			(13,068)	2.70			(150,000)
Exercised	1.35			(67,415)
Outstanding at March 31, 2010	$.75	-	$3.37	1,670,200				—

At March 31, 2010 there were 1,670,200 options outstanding exercisable at prices ranging from $.75 to $3.37 and 3,325,118 shares reserved for issuance under all stock arrangements. At March 31, 2010, there was $179,928 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested options. The compensation expense is expected to be recognized over a weighted average vesting period of 1.5 years.

Significant option groups outstanding and exercisable at March 31, 2010 and the related weighted average exercise price and life information are as follows:
			Weighted	Weighted
			Average	Average
Range of	Options	Options	Exercise	Remaining
Exercise Price	Outstanding	Exercisable	Price	Life (years)

$ .75 - $ 3.37	1,670,200	1,420,200	$2.46	6.61

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2010, 2009 and 2008

The weighted average estimated values of stock options granted during fiscal 2010, 2009 and 2008 were $.46, $.68 and $.97, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2010	2009	2008

Risk-free interest rate	1.15%	2.20%	3.94%
Years until exercise	3.00	3.00	3.00
Volatility	19.3%	26.0%	39.7%
Dividend yield	0.00%	0.00%	0.00%
Termination rate	n/a	n/a	n/a

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest. The Company was required to adopt the provisions of FASB ASC 718 effective July 1, 2005 and use the modified-prospective transition method. Under the modified-prospective method, the Company recognizes compensation expense in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005.

The Company recorded total stock based compensation costs of $140,528, $172,097 and $239,900 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

17. Income Taxes

Net income tax expense (benefit) for the fiscal years ended March 31 consists of the following:

	2010	2009	2008
Current:
Federal	$1,503,000	$561,666	$810,000
State and local	320,700	252,473	265,000
	1,823,700	814,139	1,075,000
Deferred:
Federal	(160,000)	324,000	(902,000)
State and local	(38,000)	126,000	(333,000)
	(198,000)	450,000	(1,235,000)
Net income tax expense (benefit)	$1,625,700	$1,264,139	$(160,000)

The differences (expressed as a percentage of pretax income) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

	2010	2009	2008

Statutory federal income tax rate	34.0	34.0	34.0
State and local income taxes	7.3	7.4	7.0
Valuation allowance and reserves	—	—	(47.5)
Permanent differences	4.7	5.9	.7
Utilization of net operating loss carryforwards	—	—	(1.0)
Other	3.9	2.4	—
Effective tax rate	49.9%	49.7%	(6.8)%

The significant components of deferred tax assets and liabilities as of March 31, 2010 and 2009 are as follows:

	2010	2009
Current deferred tax assets:
Accounts receivable	$448,825	$327,570
Accrued expenses	123,780	122,540
Contingency reserves	—	—
Net current deferred tax assets	$572,605	$450,110

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2010, 2009 and 2008

Non-current deferred tax assets (liabilities):
Equipment	$(183,203)	$(157,040)
Intangible assets	166,539	233,609
Self-insurance	318,373	265,160
Workers compensation reserve	1,128,713	941,090
Employee stock compensation	310,003	322,419
Net non-current deferred tax assets	1,740,425	1,605,238
Total deferred tax assets	$2,313,030	$2,055,348

The valuation allowance decreased by $1,108,676 during the fiscal year ended March 31, 2008. The Company has determined based on its expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2010 and 2009. Federal and state net operating loss carryforwards utilized during the year ended March 31, 2008 were acquired via the acquisition of Brown Security Industries, Inc. in April 2007 (see Note 8), as previously available federal net operating loss carryforwards were fully utilized during the year ended March 31, 2007.

Fiscal years 2007 through 2010 remain subject to examination by federal and state taxing authorities with certain states having open tax years beginning in fiscal 2006.

18. Related Party Transactions

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

19. Quarterly Results (unaudited)

Summary data relating to the results of operations for each quarter for the fiscal years ended March 31, 2010 and 2009 follows:

	Three Months Ended
	June 30	Sept. 30	Dec. 31	March 31

Fiscal year 2010
Security officer service revenue	$35,021,830	$37,426,248	$37,545,196	$35,511,047
Administrative service revenue	46,054	48,624	47,472	48,159
Total revenue	35,067,884	37,474,872	37,592,668	35,559,206
Gross profit	4,544,787	5,360,585	5,624,162	4,952,876
Net income	159,220	561,697	729,530	181,192
Net income
per common share (basic)	0.01	0.05	0.07	0.02
per common share (diluted)	0.01	0.05	0.07	0.02

Fiscal year 2009
Security officer service revenue	31,900,624	33,658,259	32,712,146	32,350,068
Administrative service revenue	48,332	47,882	48,327	47,606
Total revenue	31,948,956	33,706,141	32,760,473	32,397,674
Gross profit	4,604,999	5,056,345	4,727,013	4,275,861
Net income	549,935	606,464	248,810	(123,326)
Net income
per common share (basic)	0.05	0.06	0.02	(0.01)
per common share (diluted)	0.05	0.05	0.02	(0.01)

Schedule II

COMMAND SECURITY CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

			Against
		Additions	Amounts
		(Reductions)	Due to
	Balance at	Charged or	Administrative	Charged	Deductions	Balance
	Beginning	Credited to	Service	to Other	from	at End of
	of Period	Expenses	Clients	Accounts	Reserve	Period

Year ended March 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$1,000,507	$448,101	$(126,950)	$1,900	$(156,121)	$1,167,437

Year ended March 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	1,020,442	305,556	—	(5,556)	(319,935)	1,000,507

Year ended March 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	831,397	(151,918)	—	477,493	(136,530)	1,020,442

See auditor's report

End of Filing