Form 10-Q
period 2010-06-30
COMMAND SECURITY CORP
filed 2010-08-13
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of outstanding shares of the registrant’s common stock as of August 6, 2010 was 10,872,098.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income - three months ended June 30, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Balance Sheets - June 30, 2010 (unaudited) and March 31, 2010	4

	Condensed Consolidated Statements of Changes in Stockholders' Equity - three months ended June 30, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows - three months ended June 30, 2010 and 2009 (unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 6.	Exhibits	21

SIGNATURES		22

Exhibit 31.1	Certification of Edward S. Fleury
Exhibit 31.2	Certification of Barry I. Regenstein
Exhibit 32.1	§1350 Certification of Edward S. Fleury
Exhibit 32.2	§1350 Certification of Barry I. Regenstein

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2010	2009

Revenues	$36,236,168	$35,067,884

Cost of revenues	31,214,335	30,523,097

Gross profit	5,021,833	4,544,787

Operating expenses
General and administrative	4,127,374	4,069,310
Provision for doubtful accounts, net	(23,250)	75,108
	4,104,124	4,144,418

Operating income	917,709	400,369

Interest income	211	562
Interest expense	(93,739)	(117,495)
Equipment dispositions	2,994	784

Income before income taxes	827,175	284,220
Provision for income taxes	385,000	125,000

Net income	$442,175	$159,220

Net income per common share
Basic	$.04	$.01
Diluted	$.04	$.01

Weighted average number of common shares outstanding
Basic	10,872,098	10,804,683
Diluted	11,154,435	11,258,041

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$2,549,349	$1,211,948
Accounts receivable, net of allowance for doubtful accounts of $1,079,211 and $1,167,437, respectively	22,303,463	23,131,801
Prepaid expenses	1,145,268	1,674,132
Other assets	1,602,912	2,522,562
Total current assets	27,600,992	28,540,443

Furniture and equipment at cost, net	605,371	602,847

Other assets:
Intangible assets, net	4,503,144	4,635,512
Restricted cash	82,849	82,806
Other assets	2,976,948	2,853,473
Total other assets	7,562,941	7,571,791

Total assets	$35,769,304	$36,715,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$661,731	$739,206
Current maturities of obligations under capital leases	108,664	115,928
Short-term borrowings	9,497,872	10,995,744
Accounts payable	663,961	510,300
Accrued expenses and other liabilities	6,753,388	6,755,807
Total current liabilities	17,685,616	19,116,985

Insurance reserves	632,835	771,626
Obligations under capital leases, due after one year	22,299	43,235
Total liabilities	18,340,750	19,931,846

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	—	—
Common stock, $.0001 par value	1,087	1,087
Additional paid-in capital	16,512,191	16,243,153
Accumulated earnings	1,029,693	587,518
Accumulated other comprehensive loss	(114,417)	(48,523)
Total stockholders’ equity	17,428,554	16,783,235

Total liabilities and stockholders’ equity	$35,769,304	$36,715,081

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Additional	Accumulated
	Preferred	Common	Comprehensive	Paid-In	Earnings
	Stock	Stock	Income (Loss)	Capital	(Deficit)

Balance at March 31, 2009	$—	$1,080	$(281,011)	$16,045,620	$(1,044,121)

Stock compensation cost				31,763

Other comprehensive income (a)			4,073

Net income – three months ended
June 30, 2009					159,220

Balance at June 30, 2009	—	1,080	(276,938)	16,077,383	(884,901)

Options exercised		7		91,005

Stock compensation cost				108,765

Other comprehensive income (a)			228,415

Tax effect associated with expired warrants				(34,000)

Net income – nine months ended March 31, 2010					1,472,419

Balance at March 31, 2010	—	1,087	(48,523)	16,243,153	587,518

Stock compensation cost				269,038

Other comprehensive loss (a)			(65,894)

Net income – three months ended June 30, 2010					442,175

Balance at June 30, 2010	$—	$1,087	$(114,417)	$16,512,191	$1,029,693

(a) – Represents unrealized gain (loss) on marketable securities.

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2010	2009
Cash flow from operating activities:
Net income	$442,175	$159,220
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	228,435	222,590
Provision for doubtful accounts, net	(88,226)	68,043
Gain on equipment dispositions	(2,994)	(784)
Stock based compensation costs	269,038	31,763
Insurance reserves	(138,791)	19,188
Deferred income taxes	(136,963)	42,585
Restricted cash	(43)	(78)
Decrease (increase) in receivables, prepaid expenses and other current assets	2,312,671	(1,871,915)
Decrease in accounts payable and other current liabilities	151,242	500,626
Net cash provided by (used in) operating activities	3,036,544	(828,762)

Cash flows from investing activities:
Purchases of equipment	(76,818)	(2,312)
Proceeds from equipment dispositions	2,998	784
Acquisition of businesses	(21,776)	—
Net cash used in investing activities	(95,596)	(1,528)

Cash flows from financing activities:
Net (repayments) advances on short-term borrowings	(1,497,872)	530,988
Decrease (increase) in checks issued in advance of deposits	(77,475)	337,472
Debt issuance costs	—	(10,944)
Principal payments on capital lease obligations	(28,200)	(40,145)
Net cash (used in) provided by financing activities	(1,603,547)	817,371

Net change in cash and cash equivalents	1,337,401	(12,919)

Cash and cash equivalents, beginning of period	1,211,948	177,011

Cash and cash equivalents, end of period	$2,549,349	$164,092

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:	2010	2009

Interest	$93,626	$113,924
Income taxes	248,750	100

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the three months ended June 30, 2009, the Company purchased security equipment with lease financing of $100,320.  This amount has been excluded from the purchases of equipment on the condensed consolidated statements of cash flows presented.

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States.  These financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended March 31, 2010.  In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation.

The condensed consolidated financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for the fiscal year ending March 31, 2011 or for any subsequent period. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report.  All such adjustments are of a normal recurring nature.

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

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Short-Term Borrowings:

On February 12, 2009, we entered into a new $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  This credit facility, which matures in February 2012, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.  This facility replaced our existing $16,000,000 revolving credit facility with CIT, and was used to refinance outstanding indebtedness under that facility, to pay fees and expenses in connection therewith and, thereafter, for working capital (including acquisitions), letters of credit and other general corporate purposes.

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

As of June 30, 2010, the interest rates were 4.75% and 3.25% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At June 30, 2010, we had borrowed $8,500,000 in LIBOR loans and had $178,665 letters of credit outstanding under the Credit Agreement, representing approximately 54% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the three months ended June 30, 2010, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our insurance needs.  At June 30, 2010, we had $997,872 of short-term insurance borrowings outstanding.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Other Assets:

Other assets consist of the following:
	June 30,	March 31,
	2010	2010

Workers’ compensation insurance	$1,476,800	$2,262,816
Other receivables	124,612	258,246
Security deposits	199,925	194,864
Deferred tax asset	2,449,993	2,313,030
Other (a)	328,530	347,079
	4,579,860	5,376,035
Current portion	(1,602,912)	(2,522,562)

Total non-current portion	$2,976,948	$2,853,473

(a)
Included in other assets are marketable securities.  Our marketable equity securities were measured at fair value using quoted market prices.  They were classified as Level 1, in accordance with the FASB ASC 820-10 hierarchy, as they trade in an active market for which closing stock prices are readily available.  The fair value of investments included in other assets at June 30, 2010 and March 31, 2010 was $402,645 and $377,229, respectively, resulting in unrealized losses of $114,417 and $48,523, respectively.  These investments in marketable equity securities primarily of companies in the airline industry have been in an unrealized loss position for more than twelve months and are classified as available-for-sale and reported in the condensed consolidated balance sheets at fair value.  We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to:  (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment.   Based on our evaluation of the near-term prospects of the issuers and our ability and intent to hold these investments for a reasonable period sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at June 30, 2010.

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:
	June 30,	March 31,
	2010	2010

Payroll and related expenses	$5,152,035	$5,675,521
Taxes and fees payable	887,432	660,119
Accrued interest payable	36,856	25,749
Other	677,065	394,418

Total	$6,753,388	$6,755,807

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $751,709 and $769,226 for the three months ended June 30, 2010 and 2009, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share.  Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three months ended June 30, 2010 and 2009.

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

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Forward Looking Statements

Certain of our statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report and, in particular, those under the heading “Outlook,” contain forward-looking statements. The words “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “plans,” “intend” and “continue,” or the negative of these words or other variations on these words or comparable terminology typically identify such statements. These statements are based on our management’s current expectations, estimates, forecasts and projections about the industry in which we operate generally, and other beliefs of and assumptions made by our management, some or many of which may be incorrect.  In addition, other written or verbal statements that constitute forward-looking statements may be made by us or on our behalf.  While our management believes these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the industries in which we operate.  Moreover, we believe that the current business environment is more challenging and difficult than it has been in the past several years, if not longer.  Many of our customers, particularly those that are primarily involved in the aviation industry, are currently experiencing substantial financial and business difficulties.  If the business of any substantial customer or group of customers fails or is materially and adversely affected by the current economic environment or otherwise, they may seek to substantially reduce their expenditures for our services.  Any loss of business from our substantial customers could cause our actual results to differ materially from the forward-looking statements that we have made in this quarterly report.  Further, other factors, including, but not limited to, those relating to the shortage of qualified labor, competitive conditions and adverse changes in economic conditions of the various markets in which we operate, could adversely impact our business, operations and financial condition and cause our actual results to fail to meet our expectations, as expressed in the forward-looking statements that we have made in this quarterly report. These forward-looking statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult for us to predict.  We undertake no obligation to update publicly any of these forward-looking statements, whether as a result of new information, future events or otherwise.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2010 could cause our actual results and experience to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

Accounts Receivable

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

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We were required to adopt the provisions of FASB ASC 718 effective July 1, 2005 and use the modified-prospective transition method.  Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005.  The adoption of FASB ASC 718 resulted in non-cash charges of $269,038 and $31,763 for stock compensation cost for the three months ended June 30, 2010 and 2009, respectively.

Overview

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through more than 40 Company offices in 20 states throughout the United States.  In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

Results of Operations

Revenues

Our revenues increased by $1,168,284, or 3.3%, to $36,236,168 from $35,067,884 for the three months ended June 30, 2010 compared with the corresponding period of the prior year.   The increase was due mainly to:  (i) a full three months of revenues in the current fiscal quarter related to a contract that commenced at various dates during the prior year period to provide security services to a major transportation company that generated additional aggregate revenues of approximately $3,250,000, and (ii) expansion of security services provided to new customers, including an electronic design company, a technology company, and a major New York City based hospital, that resulted in additional aggregate revenues of approximately $688,000.  The increase in our revenues was partially offset by:  (i) the loss of revenues associated with skycap, wheelchair, cargo, security and baggage handling services previously provided to Delta Air Lines (“Delta”) at John F. Kennedy International Airport (“JFK”) of approximately $2,260,000; and (ii) reduced demand for our services from several of our airline customers that we believe is primarily related to trends in the aviation industry toward reduced capacity, which resulted in reductions of service hours that we provided to such carriers and a corresponding reduction of revenues from such carriers or an aggregate of approximately $620,000.

Gross Profit

Our gross profit increased by $477,046, or 10.5%, to $5,021,833 (13.9% of revenues), from $4,544,787 (13.0% of revenues) for the three months ended June 30, 2010 compared with the corresponding period of the prior year.  The increase was due mainly to:  (i) a full three months of operations under a contract that commenced at various dates during the prior year period to provide security services to a major transportation company; and (ii) expanded security services provided to new customers as described above.  The increase in gross profit was partially offset by:  (i) the loss of Delta skycap, wheelchair, cargo, security and baggage handling services at JFK as noted above; and (ii) continued reductions of service hours for several of our airline customers which we believe is primarily resulting from a downturn in their respective businesses.

General and Administrative Expenses

Our general and administrative expenses increased by $58,064, or 1.4%, to $4,127,374 (11.4% of revenues) from $4,069,310 (11.6% of revenues) for the three months ended June 30, 2010 compared with the corresponding period of the prior year.  The increase in general and administrative expenses for the three months ended June 30, 2010 resulted primarily from higher stock compensation costs associated with stock option awards to key management personnel and directors.  Partially offsetting the increase in general and administrative expenses are lower executive and administrative salaries and professional fees.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $98,358 for the three months ended June 30, 2010 compared with the corresponding period of the prior year.  The decrease in the provision for doubtful accounts for the three months ended June 30, 2010 related primarily to stock that we received under our claim related to the bankruptcy filing of a security services customer, which was valued at approximately $91,000.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.  We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the three months ended June 30, 2010 compared with the corresponding period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income for the three months ended June 30, 2010 principally represents interest earned on cash balances and was comparable with the prior year period.

Interest Expense

Interest expense decreased by $23,756, or 20.2%, to $93,739 from $117,495 for the three months ended June 30, 2010 compared with the corresponding period of the prior year.  The decrease in interest expense for the three months ended June 30, 2010 was due mainly to lower weighted average interest rates and average outstanding borrowings, under our commercial revolving loan agreement.  The decrease was partially offset by increased interest expense associated with our short-term insurance financing.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment in the ordinary course of business at prices above or below book value.

The gains on equipment dispositions for the three months ended June 30, 2010 were primarily due to the disposition of transportation equipment at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes increased by $260,000 for the three months ended June 30, 2010 compared with the corresponding period of the prior year due mainly to the increase in our pre-tax earnings for the three months ended June 30, 2010.

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

Wells Fargo Revolving Credit Facility

On February 12, 2009, we entered into a new $20,000,000 credit facility with Wells Fargo (the “Credit Agreement”).  This credit facility, which matures in February 2012, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.  This facility replaced our existing $16,000,000 revolving credit facility with CIT Group/Business Credit, Inc., and was used to refinance outstanding indebtedness under that facility, to pay fees and expenses in connection therewith and, thereafter, for working capital (including acquisitions), letters of credit and other general corporate purposes.

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

As of June 30, 2010, the interest rates were 4.75% and 3.25% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At June 30, 2010, we had borrowed $8,500,000 in LIBOR loans and had $178,665 letters of credit outstanding representing approximately 54% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the three months ended June 30, 2010, we were in compliance with all covenants under the Credit Agreement.

Other Borrowings

During the three months ended June 30, 2010, we decreased our LIBOR and insurance financing borrowings by $500,000 and $997,872, respectively.

We may obtain short-term financing to meet our insurance needs.  We have no additional lines of credit other than described above.

Investing

We have no material commitments for capital expenditures at this time.

Working Capital

Working capital increased by $491,918, or 5.2%, to $9,915,376 as of June 30, 2010, from $9,423,458 as of March 31, 2010.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $661,731 at June 30, 2010, compared with $739,206 at March 31, 2010. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers.  Our security services division has started to experience both organic and transactional growth over recent quarters after a reduction over the past few years as contracts with unacceptable margins were cancelled.  Our current focus is on increasing revenue while our sales and marketing team and branch managers work to develop new business and retain profitable contracts.  The airline industry continues to increase its demand for third party services provided by us; however, several of our airline customers have continued to reduce capacity within their system, which results in reductions of service hours provided by us to such carriers.  Additionally, our aviation services division is continually subject to government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and most recently with the ongoing federalization of the document verification process at several of our domestic airport locations.

Our gross profit margin increased during the three months ended June 30, 2010 to 13.9% of revenues compared with 13.0% for the corresponding period last year.  We expect our gross profit margins to average between 14.0% and 15.0% of our revenues in fiscal 2011 based on current business conditions.  We expect gross profit to remain under pressure due primarily to continued price competition.  However, we expect these effects to be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses in future periods.  Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $19.6 million or 54% of our revenues for the three months ended June 30, 2010.  One security services customer accounted for approximately $7.1 million or 19.5% of our total revenues for the three months ended June 30, 2010.

Our aviation services division generated approximately $16.6 million or 46% of our revenues for the three months ended June 30, 2010. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

As described above on February 12, 2009, we entered into a new $20,000,000 Credit Agreement with Wells Fargo.  As of the close of business on August 6, 2010, our cash availability was approximately $7,800,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise.  The financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2010, we did not hold a portfolio of securities instruments for either trading or speculative purposes.  Periodically, we hold securities instruments for other than trading purposes.  Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes.  Based on our average outstanding balances during the three months ended June 30, 2010, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $70,000 over the remainder of our fiscal year ending March 31, 2011.  For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.  There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2011 ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2010.

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

Exhibit 99.1 Press Release, dated August 11, 2010 announcing June 30, 2010 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: August 13, 2010	By:	/s/ Edward S. Fleury
Edward S. Fleury
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Financial and Accounting Officer)