Form 10-Q
period 2010-09-30
COMMAND SECURITY CORP
filed 2010-11-10
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of outstanding shares of the registrant’s common stock as of November 5, 2010 was 10,872,098.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income - three and six months ended September 30, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Balance Sheets - September 30, 2010 (unaudited) and March 31, 2010	4

	Condensed Consolidated Statements of Changes in Stockholders' Equity - six months ended September 30, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows - six months ended September 30, 2010 and 2009 (unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 6.	Exhibits	21

SIGNATURES		22

Exhibit 31.1	Certification of Edward S. Fleury
Exhibit 31.2	Certification of Barry I. Regenstein
Exhibit 32.1	§1350 Certification of Edward S. Fleury
Exhibit 32.2	§1350 Certification of Barry I. Regenstein

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$36,944,398	$37,474,872	$73,180,566	$72,542,756

Cost of revenues	31,734,084	32,114,287	62,948,418	62,637,384

Gross profit	5,210,314	5,360,585	10,232,148	9,905,372

Operating expenses
General and administrative	4,166,655	4,149,662	8,294,030	8,218,972
Provision for doubtful accounts, net	82,453	73,672	59,203	148,780
	4,249,108	4,223,334	8,353,233	8,367,752

Operating income	961,206	1,137,251	1,878,915	1,537,620

Interest income	118	477	329	1,039
Interest expense	(88,539)	(125,031)	(182,278)	(242,526)
Equipment dispositions	—	1,000	2,994	1,784

Income before income taxes	872,785	1,013,697	1,699,960	1,297,917

Provision for income taxes	405,000	452,000	790,000	577,000

Net income	$467,785	$561,697	$909,960	$720,917

Net income per common share
Basic	$.04	$.05	$.08	$.07
Diluted	$.04	$.05	$.08	$.06

Weighted average number of common shares outstanding
Basic	10,872,098	10,824,652	10,872,098	10,824,652
Diluted	11,099,174	11,262,657	11,126,805	11,270,334

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$1,672,436	$1,211,948
Accounts receivable, net of allowance for doubtful accounts of $1,059,245 and $1,167,437, respectively	22,344,682	23,131,801
Prepaid expenses	900,592	1,674,132
Other assets	1,236,604	2,522,562
Total current assets	26,154,314	28,540,443

Furniture and equipment at cost, net	600,331	602,847

Other assets:
Intangible assets, net	4,371,044	4,635,512
Restricted cash	82,901	82,806
Other assets	3,115,979	2,853,473
Total other assets	7,569,924	7,571,791

Total assets	$34,324,569	$36,715,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$844,929	$739,206
Current maturities of obligations under capital leases	96,608	115,928
Short-term borrowings	8,000,000	10,995,744
Accounts payable	551,687	510,300
Accrued expenses and other liabilities	6,281,955	6,755,807
Total current liabilities	15,775,179	19,116,985

Insurance reserves	610,496	771,626
Obligations under capital leases, due after one year	5,640	43,235
Total liabilities	16,391,315	19,931,846

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	—	—
Common stock, $.0001 par value	1,087	1,087
Additional paid-in capital	16,557,826	16,243,153
Accumulated earnings	1,497,478	587,518
Accumulated other comprehensive loss	(123,137)	(48,523)
Total stockholders’ equity	17,933,254	16,783,235

Total liabilities and stockholders’ equity	$34,324,569	$36,715,081

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Additional	Accumulated
	Preferred	Common	Comprehensive	Paid-In	Earnings
	Stock	Stock	Income (Loss)	Capital	(Deficit)

Balance at March 31, 2009	$—	$1,080	$(281,011)	$16,045,620	$(1,044,121)

Options exercised		7		91,005

Stock compensation cost				80,552

Other comprehensive income (a)			86,208

Tax effect associated with expired warrants				(34,000)

Net income – six months ended September 30, 2009					720,917

Balance at September 30, 2009	—	1,087	(194,803)	16,183,177	(323,204)

Stock compensation cost				59,976

Other comprehensive income (a)			146,280

Net income – six months ended March 31, 2010					910,722

Balance at March 31, 2010	—	1,087	(48,523)	16,243,153	587,518

Stock compensation cost				314,673

Other comprehensive loss (a)			(74,614)

Net income – six months ended September 30, 2010					909,960

Balance at September 30, 2010	$—	$1,087	$(123,137)	$16,557,826	$1,497,478

(a)–  Represents unrealized gain (loss) on marketable securities.

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2010	2009
Cash flow from operating activities:
Net income	$909,960	$720,917
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	456,968	457,618
Tax effect associated with expired warrants	—	(34,000)
Provision for doubtful accounts, net	(108,192)	46,158
Gain on equipment dispositions	(2,994)	(1,784)
Stock based compensation costs	314,673	80,552
Insurance reserves	(161,130)	102,517
Deferred income taxes	(263,453)	(78,467)
Restricted cash	(95)	(116)
Decrease (increase) in receivables, prepaid expenses and other current assets	2,881,141	(2,691,151)
(Decrease) increase in accounts payable and other current liabilities	(432,465)	1,204,432
Net cash provided by (used in) operating activities	3,594,413	(193,324)

Cash flows from investing activities:
Purchases of equipment	(146,794)	(65,554)
Proceeds from equipment dispositions	2,998	19,099
Costs related to acquisition of businesses	(43,193)	—
Net cash used in investing activities	(186,989)	(46,455)

Cash flows from financing activities:
Net (repayments) advances on short-term borrowings	(2,995,744)	536,094
Increase (decrease) in checks issued in advance of deposits	105,723	(309,449)
Debt issuance costs	—	(10,944)
Proceeds from option exercises	—	91,012
Principal payments on capital lease obligations	(56,915)	(67,474)
Net cash (used in) provided by financing activities	(2,946,936)	239,239

Net change in cash and cash equivalents	460,488	(540)

Cash and cash equivalents, beginning of period	1,211,948	177,011

Cash and cash equivalents, end of period	$1,672,436	$176,471

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:	2010	2009

Interest	$184,841	$247,118
Income taxes	1,184,950	1,050

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the six months ended September 30, 2009, the Company purchased security equipment with lease financing of $107,298.  This amount has been excluded from the purchases of equipment on the condensed consolidated statements of cash flows presented.

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

As of September 30, 2010, the interest rates were 4.75% and 3.125% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At September 30, 2010, we had borrowed $8,000,000 in LIBOR loans and had $178,665 letters of credit outstanding under the Credit Agreement, representing approximately 52% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the six months ended September 30, 2010, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs.  At September 30, 2010, we had no short-term insurance borrowings outstanding.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Other Assets:

Other assets consist of the following:	September 30,	March 31,
	2010	2010

Workers’ compensation insurance	$1,109,209	$2,262,816
Other receivables	120,895	258,246
Security deposits	207,675	194,864
Deferred tax asset	2,576,485	2,313,030
Other (a)	338,319	347,079
	4,352,583	5,376,035
Current portion	(1,236,604)	(2,522,562)

Total non-current portion	$3,115,979	$2,853,473

(a)
Included in other assets are marketable securities.  Our marketable equity securities were measured at fair value using quoted market prices.  They were classified as Level 1, in accordance with the FASB ASC 820-10 hierarchy, as they trade in an active market for which closing stock prices are readily available.  The fair value of investments included in other assets at September 30, 2010 and March 31, 2010 was $393,925 and $377,229, respectively, resulting in unrealized losses of $123,137 and $48,523, respectively.  These investments in marketable equity securities primarily of companies in the airline industry have been in an unrealized loss position for more than twelve months and are classified as available-for-sale and reported in the condensed consolidated balance sheets at fair value.  We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to:  (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment.   Based on our evaluation of the near-term prospects of the issuers and our ability and intent to hold these investments for a reasonable period sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at September 30, 2010.

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	September 30,	March 31,
	2010	2010

Payroll and related expenses	$5,112,066	$5,675,521
Taxes and fees payable	643,248	660,119
Accrued interest payable	23,186	25,749
Other	503,455	394,418
Total	$6,281,955	$6,755,807

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $676,447 and $683,083, and $1,428,155 and $1,452,309 for the three and six months ended September 30, 2010 and 2009, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share.  Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and six months ended September 30, 2010 and 2009.

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

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We were required to adopt the provisions of FASB ASC 718 effective July 1, 2005 and use the modified-prospective transition method.  Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005.  The adoption of FASB ASC 718 resulted in non-cash charges of $314,673 and $80,552 for stock compensation cost for the six months ended September 30, 2010 and 2009, respectively.

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

Results of Operations

Revenues

Our revenues decreased by $530,474 or 1.4%, to $36,944,398 for three months ended September 30, 2010, from $37,474,872 in the corresponding period of the prior year. The decrease in revenues for the three months ended September 30, 2010 was mainly due to: (i) the loss of revenues of approximately $2,300,000 associated with skycap, wheelchair, cargo, security and baggage handling services previously provided to Delta Air Lines (“Delta”) at John F. Kennedy International Airport (“JFK”) and (ii) reductions in service hours and rates of certain security services customers.  The decrease in our revenues was partially offset by:  (i) increased revenues of approximately $600,000 associated with an expansion of services provided under a contract with a major transportation company; (ii) expansion of services provided to new and existing security customers and several airlines that resulted in additional aggregate revenues of approximately $1,200,000 and (iii) rate increases at Los Angeles International Airport (“LAX”) in connection with higher wage and related benefit rates resulting from local living wage ordinances and a collective bargaining agreement.

Our revenues increased $637,810 or 0.9%, to $73,180,566 for the six months ended September 30, 2010, from $72,542,756 in the corresponding period of the prior year.  The increase in revenues for the six months ended September 30, 2010 was due mainly to:  (i) a full six months of revenues in the current year period related to a contract that commenced at various dates during the prior year period to provide security services to a major transportation company that generated additional aggregate revenues in the six months ended September 30, 2010 of approximately $3,900,000; (ii) expansion of services provided to new and existing customers as described above that resulted in additional aggregate revenues of approximately $2,500,000 and (iii) rate increases at LAX as noted above.  The increase in our revenues was partially offset by:  (i) the loss of revenues of approximately $5,300,000 associated with a contract with Delta at JFK as noted above;  (ii) reduced demand for our services from several of our airline customers that we believe is primarily related to trends in the aviation industry toward reduced capacity, which resulted in reductions of service hours that we provided to such carriers and a corresponding reduction of revenues from such carriers of an aggregate of approximately $600,000 and (iii) reductions in service hours and rates of certain security services customers.

Gross Profit

Our gross profit decreased $150,271, or 2.8%, to $5,210,314 (14.1% of revenue) for the three months ended September 30, 2010 from $5,360,585 (14.3% of revenue) in the corresponding period of the prior year.  The decrease was due mainly to: (i) the loss of Delta skycap, wheelchair, cargo, security and baggage handling services at JFK as noted above and (ii) higher wage and related benefit rates at LAX resulting from local living wage ordinances and a collective bargaining agreement which we were not able to fully recover through increases to our customer billing rates during the current year period.  The decrease in gross profit was partially offset by expansion of services provided to new and existing security customers and several airlines as discussed above.

Our gross profit increased by $326,776, or 3.3%, to $10,232,148 (14.0% of revenues) for the six months ended September 30, 2010, from $9,905,372 (13.7% of revenues) in the corresponding period of the prior year.  The increase was due mainly to:  (i) a full six months of operations under a contract that commenced at various dates during the prior year period to provide security services to a major transportation company, as described above, and (ii) expanded security services provided to new and existing customers as described above.  The increase in gross profit was partially offset by: (i) the loss of the Delta contract at JFK as noted above and (ii) higher wage and related benefit rates at LAX as noted above.

General and Administrative Expenses

Our general and administrative expenses increased by $16,993 or 0.4%, to $4,166,655 (11.3% of revenues) for the three months ended September 30, 2010, from $4,149,662 (11.1% of revenues) in the corresponding period of the prior year.  The increase in general and administrative expenses for the three months ended September 30, 2010 resulted primarily from higher professional fees, partially offset by  lower executive and administrative salaries.

Our general and administrative expenses increased by $75,058 or 0.9%, to $8,294,030 (11.3% of revenues) for the six months ended September 30, 2010, from $8,218,972 (11.3% of revenues) in the corresponding period of the prior year.  The increase in general and administrative expenses for the six months ended September 30, 2010 resulted primarily from higher stock compensation costs associated with stock option awards to key management personnel and directors and higher professional fees.  Partially offsetting the increase in general and administrative expenses are lower executive and administrative salaries.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $8,781 for the three months ended September 30, 2010 compared with the corresponding period of the prior year.  The increase in the provision for doubtful accounts for the three months ended September 30, 2010 related primarily to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year period.

The provision for doubtful accounts decreased by $89,577 for the six months ended September 30, 2010 compared with the corresponding period of the prior year.  The decrease in the provision for doubtful accounts for the six months ended September 30, 2010 related primarily to stock that we received under our claim related to the bankruptcy filing of a security services customer, which was valued at approximately $91,000.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.  We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the six months ended September 30, 2010 compared with the corresponding period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income for the three and six months ended September 30, 2010 principally represents interest earned on cash balances and was comparable with the prior year periods.

Interest Expense

Interest expense decreased by $36,492, or 29.2%, to $88,539 for the three months ended September 30, 2010, from $125,031 in the corresponding period of the prior year, and $60,248, or 24.8%, to $182,278 for the six month period ended September 30, 2010 from $242,526 in the corresponding period of the prior year. The decrease in interest expense for the three and six months ended September 30, 2010 was due mainly to lower weighted average interest rates and average outstanding borrowings under our commercial revolving loan agreement.  The decreases were partially offset by increased interest expense associated with our short-term insurance financing.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment in the ordinary course of business at prices above or below book value.

The gains on equipment dispositions for the six months ended September 30, 2010 were primarily due to the disposition of transportation equipment at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes decreased by $47,000 for the three months ended September 30, 2010 compared with the corresponding period of the prior year due mainly to the decrease in our pre-tax earnings for the three months ended September 30, 2010.

Provision for income taxes increased by $213,000 for the six months ended September 30, 2010 compared with the corresponding period of the prior year due mainly to the increase in our pre-tax earnings for the six months ended September 30, 2010.

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

As of September 30, 2010, the interest rates were 4.75% and 3.125% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At September 30, 2010, we had borrowed $8,000,000 in LIBOR loans and had $178,665 letters of credit outstanding representing approximately 52% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the six months ended September 30, 2010, we were in compliance with all covenants under the Credit Agreement.

Other Borrowings

During the six months ended September 30, 2010, we decreased our LIBOR and insurance financing borrowings by $1,000,000 and $1,995,744, respectively.

We may obtain short-term financing to meet our annual property and casualty insurance needs.  We have no additional lines of credit other than as described above.

Investing

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $955,677, or 10.1%, to $10,379,135 as of September 30, 2010, from $9,423,458 as of March 31, 2010.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $844,929 at September 30, 2010, compared with $739,206 at March 31, 2010. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

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

Our gross profit margin increased during the six months ended September 30, 2010 to 14.0% of revenues, compared with 13.7% for the corresponding period last year.  We expect our gross profit margins to average between 14.0% and 15.0% of our revenues in fiscal 2011 based on current business conditions.  We expect gross profit to remain under pressure due primarily to continued price competition.  However, we expect these effects to be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses in future periods.  Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $39.1 million or 54% of our revenues for the six months ended September 30, 2010.  One security services customer accounted for approximately $14.5 million or 19.9% of our total revenues for the six months ended September 30, 2010.  The loss of this customer or any material reduction in business from this customer would materially and adversely affect our business, financial condition and results of operations.

Our aviation services division generated approximately $34.0 million or 46% of our revenues for the six months ended September 30, 2010. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

As described above on February 12, 2009, we entered into a new $20,000,000 Credit Agreement with Wells Fargo.  As of the close of business on November 5, 2010, our cash availability was approximately $8,200,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise.  The financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the six months ended September 30, 2010, we did not hold a portfolio of securities instruments for either trading or speculative purposes.  Periodically, we hold securities instruments for other than trading purposes.  Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes.  Based on our average outstanding balances during the six months ended September 30, 2010, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $40,000 over the remainder of our fiscal year ending March 31, 2011.  For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.  There have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2011 ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 99.1 Press Release, dated November 10, 2010 announcing September 30, 2010 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 10, 2010	By:	/s/ Edward S. Fleury
Edward S. Fleury
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Financial and Accounting Officer)