Form 10-Q
period 2010-12-31
COMMAND SECURITY CORP
filed 2011-02-09
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of outstanding shares of the registrant’s common stock as of February 4, 2011 was 10,878,098.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income - three and nine months ended December 31, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Balance Sheets - December 31, 2010 (unaudited) and March 31, 2010	4

	Condensed Consolidated Statements of Changes in Stockholders' Equity - nine months ended December 31, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows - nine months ended December 31, 2010 and 2009 (unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

SIGNATURES		23

Exhibit 31.1	Certification of Edward S. Fleury
Exhibit 31.2	Certification of Barry I. Regenstein
Exhibit 32.1	§1350 Certification of Edward S. Fleury
Exhibit 32.2	§1350 Certification of Barry I. Regenstein

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 30,	December 31,	December 31,
	2010	2009	2010	2009

Revenues	$37,525,639	$37,592,668	$110,706,205	$110,135,424

Cost of revenues	32,070,865	31,968,506	95,019,283	94,605,890

Gross profit	5,454,774	5,624,162	15,686,922	15,529,534

Operating expenses
General and administrative	4,289,553	4,061,020	12,583,583	12,279,992
Provision for doubtful accounts, net	74,772	73,687	133,975	222,467
	4,364,325	4,134,707	12,717,558	12,502,459

Operating income	1,090,449	1,489,455	2,969,364	3,027,075

Interest income	63	672	392	1,711
Interest expense	(80,315)	(111,917)	(262,593)	(354,443)
Equipment dispositions	14,169	1,020	17,163	2,804
Income before income taxes	1,024,366	1,379,230	2,724,326	2,677,147
Provision for income taxes	473,000	649,700	1,263,000	1,226,700

Net income	$551,366	$729,530	$1,461,326	$1,450,447

Net income per common share
Basic	$.05	$.07	$.13	$.13
Diluted	$.05	$.07	$.13	$.13

Weighted average number of common shares outstanding
Basic	10,874,098	10,872,098	10,872,765	10,840,467
Diluted	11,074,769	11,119,264	11,109,460	11,219,977

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$33,356	$1,211,948
Accounts receivable, net of allowance for doubtful accounts of $1,019,521 and $1,167,437, respectively	22,878,978	23,131,801
Prepaid expenses	2,003,010	1,674,132
Other assets	3,673,421	2,522,562
Total current assets	28,588,765	28,540,443

Furniture and equipment at cost, net	589,449	602,847

Other assets:
Intangible assets, net	4,173,665	4,635,512
Restricted cash	82,932	82,806
Other assets	3,188,407	2,853,473
Total other assets	7,445,004	7,571,791

Total assets	$36,623,218	$36,715,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,462,761	$739,206
Current maturities of obligations under capital leases	73,009	115,928
Short-term borrowings	10,546,937	10,995,744
Accounts payable	569,793	510,300
Accrued expenses and other liabilities	4,695,545	6,755,807
Total current liabilities	17,348,045	19,116,985

Insurance reserves	673,698	771,626
Obligations under capital leases, due after one year	—	43,235
Total liabilities	18,021,743	19,931,846

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	—	—
Common stock, $.0001 par value	1,087	1,087
Additional paid-in capital	16,612,733	16,243,153
Accumulated earnings	2,048,844	587,518
Accumulated other comprehensive loss	(61,189)	(48,523)
Total stockholders’ equity	18,601,475	16,783,235

Total liabilities and stockholders’ equity	$36,623,218	$36,715,081

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Additional	Accumulated
	Preferred	Common	Comprehensive	Paid-In	Earnings
	Stock	Stock	Income (Loss)	Capital	(Deficit)

Balance at March 31, 2009	$—	$1,080	$(281,011)	$16,045,620	$(1,044,121)

Options exercised		7		91,005

Stock compensation cost				110,540

Other comprehensive income (a)			148,735

Tax effect associated with expired warrants				(34,000)

Net income – nine months ended December 31, 2009		-	-	-	1,450,447

Balance at December 31, 2009	—	1,087	(132,276)	16,213,165	406,326

Stock compensation cost				29,988

Other comprehensive income (a)			83,753

Net income – three months ended March 31, 2010					181,192

Balance at March 31, 2010	—	1,087	(48,523)	16,243,153	587,518

Options exercised		—		8,099

Stock compensation cost				361,481

Other comprehensive loss (a)			(12,666)

Net income – nine months ended December 31, 2010					1,461,326

Balance at December 31, 2010	$—	$1,087	$(61,189)	$16,612,733	$2,048,844

(a) –  Represents unrealized gain (loss) on marketable securities.

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended December 31,
	2010	2009
Cash flow from operating activities:
Net income	$1,461,326	$1,450,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	689,905	681,316
Tax effect associated with expired warrants	—	(34,000)
Provision for doubtful accounts, net	(147,916)	85,857
Gain on equipment dispositions	(17,163)	(2,804)
Stock based compensation costs	361,481	110,540
Insurance reserves	(97,928)	173,685
Deferred income taxes	(292,704)	(190,860)
Restricted cash	(126)	(133)
Decrease (increase) in receivables, prepaid expenses and other current assets	2,590,131	(1,107,132)
Decrease in accounts payable and other current liabilities	(2,000,769)	(946,724)
Net cash provided by operating activities	2,546,237	_220,192

Cash flows from investing activities:
Purchases of equipment	(214,664)	(108,307)
Proceeds from equipment dispositions	17,167	21,119
Net cash used in investing activities	(197,497)	(87,188)

Cash flows from financing activities:
Net repayments on short-term borrowings	(4,172,832)	(770,305)
Increase in checks issued in advance of deposits	723,555	651,739
Debt issuance costs	—	(10,944)
Proceeds from option exercises	8,099	91,012
Principal payments on capital lease obligations	(86,154)	(94,647)
Net cash used in financing activities	(3,527,332)	(133,145)

Net change in cash and cash equivalents	(1,178,592)	(141)

Cash and cash equivalents, beginning of period	1,211,948	177,011

Cash and cash equivalents, end of period	$33,356	$176,870

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:	2010	2009

Interest	$265,024	$360,516
Income taxes	1,727,755	437,274

Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company may obtain short-term financing to meet its insurance needs.  For the nine months ended December 31, 2010 and 2009, $3,724,035 and $3,618,554, respectively, was borrowed for this purpose.  These borrowings have been excluded from the condensed consolidated statements of cash flows presented.

During the nine months ended December 31, 2009, the Company purchased security equipment with lease financing of $107,298.  This amount has been excluded from the purchases of equipment on the condensed consolidated statements of cash flows presented.

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

On July 1, 2009, we adopted FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”) 105-10.  ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America.  The adoption of this standard had no impact on our condensed consolidated financial statements.

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

As of December 31, 2010, the interest rates were 4.75% and 3.125% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At December 31, 2010, we had borrowed $7,500,000 in LIBOR loans and had $178,665 letters of credit outstanding under the Credit Agreement, representing approximately 46% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the nine months ended December 31, 2010, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs.  For the nine months ended December 31, 2010, $3,724,035 was borrowed for this purpose.  At December 31, 2010, we had $3,046,937 of short-term insurance borrowings outstanding.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Other Assets:

Other assets consist of the following:	December 31,	March 31,
	2010	2010

Workers’ compensation insurance	$3,551,059	$2,262,816
Other receivables	120,862	258,246
Security deposits	199,155	194,864
Deferred tax asset	2,605,734	2,313,030
Other (a)	385,018	347,079
	6,861,828	5,376,035
Current portion	(3,673,421)	(2,522,562)

Total non-current portion	$3,188,407	$2,853,473

(a)
Included in other assets are marketable securities.  Our marketable equity securities were measured at fair value using quoted market prices.  They were classified as Level 1, in accordance with the FASB ASC 820-10 hierarchy, as they trade in an active market for which closing stock prices are readily available.  The fair value of investments included in other assets at December 31, 2010 and March 31, 2010 was $455,874 and $377,229, respectively, resulting in unrealized losses of $61,189 and $48,523, respectively.  As of December 31, 2010 and March 31, 2010, approximately 164% and 99%, of the $61,189 and $48,523, respectively, of unrealized losses that were in continuous unrealized positions for more than twelve months relate to one issuer, Delta Air Lines (“Delta”) ($100,348 and $47,924, or 23% and 11% of cost, respectively).  This security was principally acquired during 2007 and 2008.  These investments in marketable equity securities primarily of companies in the airline industry have been in an unrealized loss position for more than twelve months and are classified as available-for-sale and reported in the condensed consolidated balance sheets at fair value.  We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to:  (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment.   We believe it is reasonably possible that the market price of Delta will recover to our cost within the next one to two years assuming that there are no material adverse events affecting Delta or the airline industry in which it operates.  Based on our evaluation of the near-term prospects of the issuers and our ability and intent to hold these investments for a reasonable period sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	December 31,	March 31,
	2010	2010

Payroll and related expenses	$3,424,353	$5,675,521
Taxes and fees payable	606,481	660,119
Accrued interest payable	23,318	25,749
Other	641,393	394,418

Total	$4,695,545	$6,755,807

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $615,515 and $694,932, and $2,043,671 and $2,147,242 for the three and nine months ended December 31, 2010 and 2009, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share.  Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and nine months ended December 31, 2010 and 2009.

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

Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying financial statements.  Such reclassifications had no effect on the results of operations or shareholders’ equity as previously recorded.

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

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We were required to adopt the provisions of FASB ASC 718 effective July 1, 2005 and use the modified-prospective transition method.  Under the modified-prospective method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after July 1, 2005.  The adoption of FASB ASC 718 resulted in non-cash charges of $361,481 and $110,540 for stock compensation cost for the nine months ended December 31, 2010 and 2009, respectively.

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

Results of Operations

Revenues

Our revenues decreased slightly by $67,029 or 0.2%, to $37,525,639 for three months ended December 31, 2010, from $37,592,668 in the corresponding period of the prior year. The decrease in revenues for the three months ended December 31, 2010 was mainly due to: (i) the loss of revenues of approximately $1,800,000 associated with skycap, wheelchair, cargo, security and baggage handling services previously provided to Delta Air Lines (“Delta”) at John F. Kennedy International Airport (“JFK”) and (ii) the loss of a contract to provide services to a major domestic airline carrier at Oakland International Airport (“OAK”) of approximately $450,000.  The decrease in our revenues was partially offset by:  (i) increased revenues of approximately $700,000 associated with an expansion of services provided under a contract with a major transportation company; (ii) expansion of services provided to new and existing security customers and several airlines that resulted in additional aggregate revenues of approximately $800,000 and (iii) rate increases at Los Angeles International Airport (“LAX”) in connection with higher wage and related benefit rates resulting from local living wage ordinances and a collective bargaining agreement.

Our revenues increased $570,781 or 0.5%, to $110,706,205 for the nine months ended December 31, 2010, from $110,135,424 in the corresponding period of the prior year.  The increase in revenues for the nine months ended December 31, 2010 was due mainly to:  (i) a full nine months of revenues in the current year period related to a contract that commenced at various dates during the prior year period to provide security services to a major transportation company that generated additional aggregate revenues in the nine months ended December 31, 2010 of approximately $4,600,000; (ii) expansion of services provided to new and existing customers as described above that resulted in additional aggregate revenues of approximately $3,300,000 and (iii) rate increases at LAX as noted above.  The increase in our revenues was partially offset by:  (i) the loss of revenues of approximately $7,100,000 associated with a contract with Delta at JFK as noted above;  (ii) the loss of a contract to provide services to a major domestic airline carrier at OAK of approximately $470,000; (iii) reduced demand for our services from several of our airline customers that we believe is primarily related to trends in the aviation industry toward reduced capacity, which resulted in reductions of service hours that we provided to such carriers and a corresponding reduction of revenues from such carriers of an aggregate of approximately $500,000 and (iv) reductions in service hours and rates of certain security services customers.

Gross Profit

Our gross profit decreased $169,388, or 3.0%, to $5,454,774 (14.5% of revenue) for the three months ended December 31, 2010 from $5,624,162 (15.0% of revenue) in the corresponding period of the prior year.  The decrease was due mainly to: (i) the loss of Delta skycap, wheelchair, cargo, security and baggage handling services at JFK as noted above; (ii) the loss of an aviation services contract at OAK as noted above and (iii) higher wage and related benefit rates at LAX resulting from local living wage ordinances and a collective bargaining agreement which we were not able to fully recover through increases to our customer billing rates during the current year period.  The decrease in gross profit was partially offset by:  (i) expansion of security services to a major transportation company as noted above and (ii) expansion of services provided to new and existing security customers and several airlines as discussed above.

Our gross profit increased by $157,388, or 1.0%, to $15,686,922 (14.2% of revenues) for the nine months ended December 31, 2010, from $15,529,534 (14.1% of revenues) in the corresponding period of the prior year.  The increase was due mainly to:  (i) a full nine months of operations under a contract that commenced at various dates during the prior year period to provide security services to a major transportation company, as described above and (ii) expanded security services provided to new and existing customers as described above.  The increase in gross profit was partially offset by: (i) the loss of the aviation services contracts at JFK and OAK as noted above and (ii) higher wage and related benefit rates at LAX as previously discussed.

General and Administrative Expenses

Our general and administrative expenses increased by $228,533 or 5.6%, to $4,289,553 (11.4% of revenues) for the three months ended December 31, 2010, from $4,061,020 (10.8% of revenues) in the corresponding period of the prior year.  The increase in general and administrative expenses for the three months ended December 31, 2010 resulted primarily from higher:  (i) executive salaries resulting mainly from additional costs associated with reorganizing and closing one regional cost center and increased charges for vacation time; (ii) facility costs and (iii) professional fees.  Partially offsetting the increase in general and administrative expenses are lower administrative salaries.

Our general and administrative expenses increased by $303,591 or 2.5%, to $12,583,583 (11.4% of revenues) for the nine months ended December 31, 2010, from $12,279,992 (11.1% of revenues) in the corresponding period of the prior year.  The increase in general and administrative expenses for the nine months ended December 31, 2010 resulted primarily from higher:  (i) stock compensation costs associated with stock option awards to key management personnel and directors; (ii) executive salaries as described above; (iii) facility costs and (iv) professional fees.  Partially offsetting the increase in general and administrative expenses are lower administrative salaries.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $1,085 for the three months ended December 31, 2010 compared with the corresponding period of the prior year.  The increase in the provision for doubtful accounts for the three months ended December 31, 2010 related primarily to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year period.

The provision for doubtful accounts decreased by $88,492 for the nine months ended December 31, 2010 compared with the corresponding period of the prior year.  The decrease in the provision for doubtful accounts for the nine months ended December 31, 2010 related primarily to stock that we received under our claim related to the bankruptcy filing of a security services customer, which was valued at approximately $91,000.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible.  We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the nine months ended December 31, 2010 compared with the corresponding period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income for the three and nine months ended December 31, 2010 principally represents interest earned on cash balances and was comparable with the prior year periods.

Interest Expense

Interest expense decreased by $31,602, or 28.2%, to $80,315 for the three months ended December 31, 2010, from $111,917 in the corresponding period of the prior year, and $91,850, or 25.9%, to $262,593 for the nine month period ended December 31, 2010 from $354,443 in the corresponding period of the prior year. The decrease in interest expense for the three months ended December 31, 2010 was due primarily to lower average outstanding borrowings under our commercial revolving loan agreement and for the nine months ended December 31, 2010 was due mainly to lower weighted average interest rates and average outstanding borrowings under our commercial revolving loan agreement.  The decreases were partially offset by increased interest expense associated with our short-term insurance financing.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment in the ordinary course of business at prices above or below book value.

The gains on equipment dispositions for the nine months ended December 31, 2010 were primarily due to the disposition of transportation equipment at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes decreased by $176,700 for the three months ended December 31, 2010 compared with the corresponding period of the prior year due mainly to the decrease in our pre-tax earnings for the three months ended December 31, 2010.

Provision for income taxes increased by $36,300 for the nine months ended December 31, 2010 compared with the corresponding period of the prior year due mainly to the increase in our pre-tax earnings for the nine months ended December 31, 2010.

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

As of December 31, 2010, the interest rates were 4.75% and 3.125% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

At December 31, 2010, we had borrowed $7,500,000 in LIBOR loans and had $178,665 letters of credit outstanding representing approximately 46% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the nine months ended December 31, 2010, we were in compliance with all covenants under the Credit Agreement.

Other Borrowings

During the nine months ended December 31, 2010, we decreased our LIBOR borrowings by $1,500,000 and increased our insurance financing borrowings by $1,051,193.

We may obtain short-term financing to meet our annual property and casualty insurance needs.  For the nine months ended December 31, 2010, $3,724,035 was borrowed for this purpose.  At December 31, 2010, we had $3,046,937 of short-term insurance borrowings outstanding.  We have no additional lines of credit other than as described above.

Investing

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $1,817,262, or 19.3%, to $11,240,720 as of December 31, 2010, from $9,423,458 as of March 31, 2010.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,462,761 at December 31, 2010, compared with $739,206 at March 31, 2010. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers.  In addition, our growth strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographical areas, capture market share in the markets in which we operate and improve our profitability.  We intend to pursue acquisition opportunities for contract security officer businesses.   Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions.  Our security services division continues to experience organic growth over recent quarters and the past few years as demand for security services has increased steadily.  Our current focus is on increasing revenue while our sales and marketing team and branch managers work to develop new business and retain profitable contracts.  The airline industry continues to increase its demand for third party services provided by us; however, several of our airline customers have continued to reduce capacity within their system, which results in reductions of service hours provided by us to such carriers.  Also, competitive pressures impact our ability to gain or maintain sales, gross margins and/or employees.  Additionally, our aviation services division is continually subject to government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and document verification process at several of our domestic airport locations.

Our gross profit margin increased during the nine months ended December 31, 2010 to 14.2% of revenues, compared with 14.1% for the corresponding period last year.  We expect our gross profit margins to average between 14.0% and 15.0% of our revenues in fiscal 2011 based on current business conditions.  We expect gross profit to remain under pressure due primarily to continued price competition.  However, we expect these effects to be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses in future periods.  Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $60.1 million or 54% of our revenues for the nine months ended December 31, 2010.  One security services customer accounted for approximately $22.6 million or 20.4% of our total revenues for the nine months ended December 31, 2010.  The loss of this customer or any material reduction in business from this customer would materially and adversely affect our business, financial condition and results of operations.

Our aviation services division generated approximately $50.4 million or 46% of our revenues for the nine months ended December 31, 2010. We recently participated in a competitive bidding process for a major domestic carrier’s aviation services business at both existing and potentially new domestic airport locations.  We have been advised that we were not the successful bidder to either retain our existing business or be awarded additional new business with such airline carrier.  Annual revenues with such airline aggregated approximately $7,500,000 among several of our existing domestic airport locations and we anticipate discontinuing providing services to such airline carrier at various dates during our fourth fiscal quarter.  The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

As described above on February 12, 2009, we entered into a new $20,000,000 Credit Agreement with Wells Fargo.  As of the close of business on February 4, 2011, our cash availability was approximately $8,000,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise.  The financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended December 31, 2010, we did not hold a portfolio of securities instruments for either trading or speculative purposes.  Periodically, we hold securities instruments for other than trading purposes.  Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes.  Based on our average outstanding balances during the nine months ended December 31, 2010, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $20,000 over the remainder of our fiscal year ending March 31, 2011.  For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.  There have been no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2011 ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 99.1 Press Release, dated February 9, 2011 announcing December 31, 2010 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: February 9, 2011	By:	/s/ Edward S. Fleury
Edward S. Fleury
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Financial and Accounting Officer)