Form 10-K
period 2011-03-31
COMMAND SECURITY CORP
filed 2011-06-24
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $15,377,009 as of September 30, 2010.

In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 10,878,098 outstanding shares of the registrant’s common stock as of June 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 5, 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Parts II and III hereof from the registrant’s proxy statement relating to the registrant’s 2011 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the close of the registrant’s fiscal year ended March 31, 2011.

Command Security Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2011

Table of Contents

Page
PART I

Item 1. Business	1 - 4

Item 1A. Risk Factors	5 - 8

Item 1B. Unresolved Staff Comments	8

Item 2. Properties	8 - 12

Item 3. Legal Proceedings	12

Item 4. Removed and Reserved	12

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

Item 6. Selected Financial Data	14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	20

Item 8. Financial Statements and Supplementary Data	21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21

Item 9A. Controls and Procedures	21

Item 9B. Other Information	21

PART III

Item 10. Directors, Executive Officers and Corporate Governance	22

Item 11. Executive Compensation	22

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22

Item 13. Certain Relationships and Related Transactions, and Director Independence	22

Item 14. Principal Accounting Fees and Services	22

PART IV

Item 15. Exhibits, Financial Statement Schedules	23

Signatures	24

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

We provide security services to governmental, quasi-governmental, health, educational and financial institutions, residential and commercial property management companies, and industrial, distribution, logistics and retail customers through our security services division.  Our security services include providing armed and unarmed uniformed security personnel for access control, mobile patrols, traffic control, security console/system operators, fire safety directors, as well as communication, reception, concierge and front desk/doorman operations.  Our security services division generated approximately $80.9 million, or 55.2% of our total revenues for our fiscal year ended March 31, 2011.

Our aviation services division provides aviation security services to more than 100 domestic and international airlines, airports, airport authorities and the general aviation community at approximately twenty international airports and, to a lesser extent, five regional airports.  Our aviation security services include providing a variety of uniformed services for domestic and international air carriers, including security for airlines, aircraft, passengers and cargo; baggage screening, wheelchair escort services featuring the Company’s proprietary SmartWheelTM technology, special escort services and skycap services.  Our aviation services division generated approximately $65.4 million, or 44.6% of our total revenues for our fiscal year ended March 31, 2011.

We also provide support services to security services firms and police departments through our support services division.  Our support services include providing back office support services to security services firms and police departments under administrative service agreements.  Support services generated approximately $0.2 million, or 0.1% of our revenues for our fiscal year ended March 31, 2011.

Operations

We conduct our operations through our offices located throughout the United States.  We have more than 40 offices and operate in 30 states including Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Hawaii, Idaho, Illinois, Indiana, Maine, Maryland, Massachusetts, Minnesota, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and West Virginia.  As a licensed watch guard and patrol agency, our security services division provides security officers to our customers to protect people and property and to prevent the theft of property.  We conduct our security services business principally by providing security officers and other personnel who are, depending on the particular requirements of the customer, uniformed or plain-clothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts such as fire stations, reception areas or video monitors.  Our security officers maintain contact with their headquarters or supervisors via car radio, hand-held radios or cell phones.  In addition to the more traditional tasks associated with access control and theft prevention, our security officers respond to emergency situations and report fires, natural disasters, work accidents and medical crises to the appropriate authorities.  We provide security officer services to many of our industrial, commercial and residential property management customers on a 24-hour/day basis, 365 days per year.  For these customers, security officers are on hand to provide plant security, access control, personnel security checks and traffic and parking control and to protect against fire, theft, sabotage and safety hazards.  Our other customers include retail establishments, hospitals and governmental units.  The security services provided to these customers may require armed as well as unarmed security officers.  We also provide specialized vehicle patrol and inspection services.

Our aviation services division provides a variety of uniformed services for domestic and international air carriers, including aircraft security, access control, wheelchair escorts, skycaps, baggage handlers and uniformed security officers for cargo security areas.   Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and are likely to implement additional measures in the future.  Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us.

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

To ensure that adequate security requirements have been established prior to commencing service to a customer, we conduct a comprehensive security assessment of the customer's site and prepare recommendations for any required changes to existing security programs or services. Site assessments typically include an examination and evaluation of perimeter controls, lighting, personnel and vehicle identification and electronic access control, visitor controls, electronic alarm reporting systems, safety and emergency procedures, key controls, radio/surveillance systems and security force manning levels. While we prepare site assessments and issue recommendations, the security plan and coverage requirements are ultimately determined by our customers.

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

We generally render our security services pursuant to a standard form security services agreement that specifies the personnel and/or equipment to be provided by us at one or more designated locations and the applicable rates, which typically are hourly rates per person. Our rates vary depending on whether our services are provided during normal business hours, overtime or during holidays, as well as the length of time for which we are being engaged. We assume responsibility for a variety of functions, including scheduling for each customer site, paying all security officers and providing uniforms, training, equipment, supervision, fringe benefits and workers' compensation insurance. These security services agreements also provide our customers with flexibility by permitting reduction or expansion of the security force on relatively short notice by our customers. We are responsible for preventing the interruption of security services as a consequence of illness, vacations or resignations of our security officers. In most cases our customers also agree not to directly hire any of our security personnel for at least 180 days after the termination of their engagement with us. Each security services agreement may be terminated by our customer or us, typically upon not less than thirty days prior written notice. We may also terminate an agreement immediately upon default by the customer in payment of our fees, or if the customer is involved in a bankruptcy or similar insolvency event.

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

We use sophisticated technology for our operational needs, and to support efficiency, accuracy, and dependability of our general and administrative needs and functions. Scheduling, payroll, billing, training, inventory and e-procurement are integrated through a third party vendor software platform. This software platform is used to provide financial, labor and operations management products.

Employee Recruitment and Training

We believe that the high quality of our security officers is essential to our ability to offer effective and reliable services to our customers. We require all selected applicants for security officer positions to undergo a detailed pre-employment interview and a background investigation covering such areas as past employment, education, military service, medical history and, subject to applicable state laws, criminal and other background searches. Employees are selected based on a number of criteria, including physical fitness, maturity, experience, personality, perceived stability and reliability, among others. We frequently conduct medical examinations and substance abuse testing on potential candidates, again subject to applicable laws and regulations. Our security officers and other personnel supplied to our customers are employees of our company, even though they may be stationed regularly at our customer’s facilities.

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

Significant Customers

For the fiscal year ended March 31, 2011, we generated revenues of approximately $30,367,000 from services we provided to Federal Express (“FedEx”) which represented approximately 21% of our total revenues during such period. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing.”

Several of our airline customers filed for protection from their creditors under applicable bankruptcy and similar laws in recent years.  Airline operations are impacted by general economic and industry conditions.  The airline industry may undergo further bankruptcy restructuring, industry consolidation, or the creation or modification of alliances or joint ventures, any of which could have a material adverse impact on our liquidity, results of operations and financial condition.

Competition

The contract security officer segment of the security services business is highly competitive, labor intensive and substantially affected by the cost of labor and by the availability of qualified personnel.  Our ability to provide the required number of competent, trained personnel in a timely manner is critical to retain our business, contain payroll costs and avoid undue insurance exposure.  To satisfy these requirements, we need to successfully manage our human resources, manpower planning, quality control, risk management, general and financial management and sales and marketing.

Although most of our contracts may be terminated by us or by our customers at our or their discretion, we believe that we can minimize customer attrition by adhering to basic performance standards in meeting essential customer requirements.  While all security service companies experience customer attrition, we have historically been successful in renewing contracts with existing customers.

As noted above, competition in the security service business is intense.  We believe that a customer’s selection of a company to provide security services is based primarily on price, quality of services provided, scope of services performed, name recognition, recruiting, training, the extent and quality of security officer supervision and the ability to handle multiple worksites on a nationwide basis.  As we have expanded our operations, we have had to compete more frequently against larger national companies, such as Securitas North America, the Wackenhut Corporation, AlliedBarton Security and Guardsmark, LLC, all which have substantially greater financial and other resources, personnel and facilities than us.  These competitors also offer a range of security and investigative services that are at least as extensive as, and directly competitive with, the services that we offer.  In addition, we compete with many regional and local organizations that offer substantially all of the services that we offer to our customers.  Although our management believes that, particularly with respect to certain of our markets, we enjoy a favorable competitive position because of our emphasis on customer service, supervision and training, and that we have been able to successfully compete on the basis of the quality of our services, our personal relationships with our customers and our reputation, we cannot assure you that we will be able to continue to effectively compete with other companies, particularly those having greater financial and other resources, personnel and facilities.

Government Regulation

We are subject to local and state firearm and occupational licensing laws that apply to security officers and private investigators.  In addition, many states have laws requiring training and registration of security officers, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond, surety or insurance standards.  We may incur penalties and fines as the result of licensing irregularities or the misconduct of one of our security officers from time to time in the ordinary course of our business.  However, our management believes we are in material compliance with all applicable laws and regulations.

Employees

Our business is labor intensive and is consequently affected by the availability of qualified personnel and the cost of labor.  Although the security services industry is characterized by high turnover, we have not experienced any material difficulty in hiring qualified security officers.  In some cases, when labor has been in short supply, we have been required to pay higher wages and/or incur overtime charges.  We have approximately 5,150 employees, the majority of whom are hourly service workers, and approximately 225 of whom serve as managers, administrative employees and executives.

Approximately 72% of our employees do not belong to a labor union.  The balance of our employees are members of labor unions including, in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International, LaGuardia and Los Angeles International airports.  Our unionized employees work under collective bargaining agreements with the following unions:  Allied International Union, Allied Services Division of the Transportation Communications International Union and Special & Superior Officers Benevolent Association.  Many of our competitor’s employees in Los Angeles and New York City are also unionized.  We have experienced no work stoppage attributable to labor disputes.  We believe that our relations with our employees are satisfactory.

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

ITEM 1A.  RISK FACTORS.

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors that could materially and adversely affect our business, financial condition and future operating results.  The risks described below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Airline Industry Concerns

Several of our airline customers filed for protection from their creditors under applicable bankruptcy and similar laws in recent years.  Airline operations are impacted by general economic and industry conditions.  The airline industry may undergo further bankruptcy restructuring, industry consolidation, or the creation or modification of alliances or joint ventures, any of which could have a material adverse impact on our liquidity, results of operations and financial condition.

Acquisitions

Part of our growth strategy involves seeking to acquire other successful security services companies.  Our acquisition strategy entails numerous risks.  The pursuit of acquisition candidates is expensive and may not be successful.  Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions, in each case, before any attractive candidates are purchased by other parties, some of whom have substantially greater financial and other resources than we have.  Whether or not any particular acquisition is successfully completed, each of these activities is expensive and time consuming and would likely require our management to spend considerable time and effort to complete, which would detract from our management’s ability to run our current business.  Although we may spend considerable funds and efforts to pursue acquisitions, we may not be able to complete them.  Further, our ability to grow through acquisitions will depend in part on whether we can identify suitable acquisition candidates upon attractive terms, including price.

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

Additional Financing

We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditures and debt service requirements for the foreseeable future.  However, we cannot assure you that this will be the case, and we may be required to obtain additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise.  We are currently evaluating preliminary terms and conditions as relates to an extension of our existing credit agreement.  The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

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

Service Contracts

Our largest expenses are for payroll and related taxes and employee benefits. Most of our service contracts provide for fixed hourly billing rates, and some of our service contracts provide for payments of either fixed fees or fees that increase by only small amounts during the terms of such service contracts or not at all. Competitive pressures in the security and aviation services industries may prevent us from increasing our hourly billing rates on contract anniversary or renewal dates. Our profitability will be adversely affected if, due to inflation or other causes, including increases in statutory payroll taxes, we are compelled to increase the wages, salaries and related benefits of our employees in amounts that exceed the amount that we can pass on to our customers through increased billing rates charged under our service contracts.

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

Loss of Large Customers

Our success depends in part upon retaining our large security and aviation services customers. In general, security services companies such as ours face the risk of losing customers as a result of the expiration or termination of a contract, or as a result of a merger or acquisition or business failure involving our large customers, or the selection by such customers of another provider of security services. We generate a significant portion of our revenues from large security services and airline customers, some of which are experiencing substantial financial difficulties. We cannot assure you that we will be able to retain all or a substantial portion of our long-term or significant customers or develop relationships with new significant customers in the future.

Loss of Key Management Personnel

Our success depends to a significant extent upon the continuing efforts and abilities of our key executive officers and senior management personnel, several of whom have been with our company or have worked in our industry for decades. We have programs in place that have been designed to motivate, reward and retain such employees, including cash bonus and equity incentive plans. The loss or unavailability of any such key executives or senior management personnel, due to retirement, resignation or otherwise could have a material adverse effect on our business, financial condition and results of operations if we are unable to attract and retain highly qualified replacement personnel on a timely basis, or at all.

Concentration of Stock Ownership

Although none of our directors and officers has any agreement relating to the manner in which they will vote their shares of our common stock, such parties together own shares representing approximately 32% of the combined voting power of our outstanding common stock. The concentration of ownership among these shareholders could give them the power to influence the outcome of substantially all matters subject to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. Such decisions may conflict with the interests of our other shareholders.

Stock Price Volatility

The stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. The market price of our common stock may also fluctuate as a result of variations in our operating results. Due to the nature of our business, the market price of the common stock may fall in response to a number of factors, some of which are beyond our control, including: announcements of competitive developments by others; changes in estimates of our financial performance or changes in recommendations by securities analysts; any loss by us of a major customer; additions or departures of key management or other personnel; future sale of our common or preferred stock; acquisitions or strategic alliances by us or our competitors; our historical and anticipated operating results; quarterly fluctuations in our financial and operating results; volume fluctuations; changes in market valuations of other companies that operate in our business markets or industry sector; and general market and economic conditions. Accordingly, market fluctuations, as well as general economic, political and market conditions such as recessions and interest rate changes, may negatively impact the market price of our common stock.

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

In addition, we are subject to, among other laws and regulations, comprehensive U.S. occupational health and safety laws and regulations. Such laws and regulations may become more stringent and result in necessary modifications to our current practices and facilities or our current and future operations may be subject to additional regulation as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted. Any or all of these laws and regulations could force us to incur additional costs that could adversely affect our business, financial condition and results of operations.

Also, our operations at certain domestic airport locations are subject to audits by the relevant state or local government authorities, in connection with their evaluation of whether certain of our sales and services at such airports are subject to a regulatory fee. In the event of a dispute with any such regulatory authority, we could be subject to claims for fees, including penalties and interest, which could adversely affect our business, financial condition and results of operations.

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

Catastrophic Events

We are exposed to potential claims for catastrophic events, such as acts of terrorism, or based upon allegations that we failed to perform our services in accordance with contractual or industry standards. Our insurance coverage limits are currently $7,000,000 per occurrence for non-aviation related business (with an additional excess umbrella policy of $10,000,000) and $30,000,000 per occurrence for aviation related business. We retain the risk for the first $25,000 per occurrence on the non-aviation related policy that includes airport wheelchair and electric cart operations and $5,000 on the aviation related policy (except $25,000 for damage to aircraft and $100,000 for skycap operations). The Terrorism Risk Insurance Act of 2002 established a program within the United States Department of the Treasury, under which the federal government and the insurance industry, share the risk of loss from future “acts of terrorism,” as defined in such Act. We currently maintain additional insurance coverage for losses arising from “acts of terrorism” under our non-aviation related business policy. In addition, terrorist attacks could have a material impact on us by increasing our insurance premium costs or making adequate insurance coverage unavailable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of March 31, 2011, we did not own any real property. We occupy executive offices at Route 55, Lexington Park, Lagrangeville, New York, consisting of approximately 6,600 square feet with a base annual rental of $105,600 under a five-year lease expiring September 30, 2013. We also lease office space at the following locations:

Location
668 N. 44th Street
#300
Phoenix, AZ

48521 Warm Springs Boulevard
Suite 301-302
Fremont, CA

8939 S. Sepulveda Boulevard
Suite 300
Los Angeles, CA

Los Angeles World Airports
Terminal 2
Los Angeles, CA

2194 Edison Avenue
Suite K
San Leandro, CA

2230 S. Fairview Avenue
Santa Ana, CA

409 Camino Del Rio South
Suite 100
San Diego, CA

Norman Y. Mineta San Jose Int’l Airport
1701 Airport Boulevard
San Jose, CA

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

1985 Main Street
Springfield, MA

1006 West Street
First Floor
Laurel, MD

780 Elkridge Landing Road
Suite 220
Linthicum Heights, MD

500 Forest Avenue
2nd Floor
Portland, ME

310 Morris Avenue
Elizabeth, NJ

1767 Morris Avenue
Suite 101, First Floor
Union, NJ

1280 Route 46
3rd Floor
Parsippany, NJ

2204 Morris Avenue
Suite 302, 3rd Floor
Union, NJ

52 Oswego Street
Baldwinsville, NY

2144 Doubleday Avenue
Ballston Spa, NY

1458 Main Street
Buffalo, NY

LaGuardia Airport
United Hangar #2, Rooms 328 & 329
Flushing, NY

JFK International Airport
175-01 Rockaway Boulevard
Jamaica, NY

17 Battery Place
Suite 223
New York, NY

720 Fifth Avenue
10th Floor
New York, NY

Two Gannett Drive
Suite 208
White Plains, NY

265 Sunrise Highway
Suite 21
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

ITEM 3. LEGAL PROCEEDINGS.

Except as described below, we believe that, based on currently know facts, we are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

On May 3, 2011 a purported class action complaint was filed in Orange County, California, Superior Court against the Company seeking to represent a class of past and present employees of the Company employed as security guards in the State of California since May 2, 2007. The complaint alleges meal and rest period and paycheck information violations, but does not raise any overtime claims. The Company intends to conduct a vigorous defense of this case.

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

ITEM 4. REMOVED AND RESERVED.

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

Last Sales Price Period (1)	Common stock market price
	High	Low

2011
First Quarter	$2.69	$2.01
Second Quarter	2.25	1.95
Third Quarter	2.20	1.78
Fourth Quarter	2.02	1.63

2010
First Quarter	$3.45	$2.69
Second Quarter	3.33	2.65
Third Quarter	2.73	1.89
Fourth Quarter	2.75	2.37

(1) Reflects fiscal years ended March 31, 2011 and 2010 as indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and may not represent actual transactions. The past performance of our common stock is not necessarily indicative of the price at which it may trade in the future.

As of June 17, 2011 there were approximately 1,055 holders of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

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

Income Taxes

Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes.  Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates.  A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.  The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We use the modified-prospective transition method.  Under the modified-prospective transition method, we recognize compensation expense in our financial statements for all share-based payments granted, modified or settled.  Non-cash charges of $467,526 and $140,528 for stock based compensation have been recorded for the years ended March 31, 2011 and 2010, respectively.

OVERVIEW

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through more than 40 Company-offices in over 20 states throughout the United States.  In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

Renewing and extending existing contracts and obtaining new contracts are crucial to our ability to generate revenues, earnings and cash flow.  In addition, our growth strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographical areas, capture market share in the markets in which we operate and improve our profitability.  We intend to pursue acquisition opportunities for contract security officer businesses.  We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions.  From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any acquisition material to our operations or otherwise so far advanced in any discussions as to make an acquisition material to our operations reasonable certain.  However, we cannot assure you that we will identify any suitable acquisition candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

The global security industry has grown largely due to an increasing fear of crime and terrorism.  In the United States, the demand for security-related products and central station monitoring services also has grown steadily.  We believe that there is continued heightened attention to and demand for security due to worldwide events, and the ensuing threat, or perceived threat, of criminal and terrorist activities.  For these reasons, we expect that security will continue to be a key area of focus both domestically in the United States and internationally.

Demand for security officer services is dependent upon a number of factors, including demographic trends, general economic variables such as growth in the gross domestic product, unemployment rates, consumer spending levels, perceived and actual crime rates, government legislation, terrorism sensitivity, war/external conflicts and technology.

RESULTS OF OPERATIONS

Earnings

Our net income for the fiscal years ended March 31, 2011 and 2010 was $1,620,255 and $1,631,639, respectively. Our net income was impacted primarily by: (i) a full twelve months of security services related to a contract that commenced at various dates during the prior year period to provide security services to a major transportation company; and (ii) expansion of services provided to new and existing security customers and several airlines.  Net income decreased in the current year period as compared with the same period last year primarily due to:  (i) the loss of skycap, wheelchair, cargo, security and baggage handling services previously provided to Delta Air Lines (“Delta”) at John F. Kennedy International Airport (“JFK”); (ii) the loss of a contract to provide services to a major domestic airline carrier at Oakland International Airport (“OAK”); (iii) higher wage and related benefit rates at Los Angeles International Airport (“LAX”) resulting from local living wage ordinances and a collective bargaining agreement which we were not able to fully recover through increases to our customer billing rates during the current year and (iv) reductions in service hours and rates of certain security services customers.

Revenues

Our revenues for the fiscal year ended March 31, 2011 were essentially the same as our revenues for the fiscal year ended March 31, 2010.  Revenues in fiscal 2011 increased $795,529 or 0.5% to $146,490,159 from $145,694,630 in fiscal 2010.  Our revenues were impacted primarily by: (i) a full twelve months of revenues in the current year period related to a contract that commenced at various dates during the prior year period to provide security services to a major transportation company that generated additional aggregate revenues in the fiscal year ended March 31, 2011 of approximately $5,200,000;  (ii) expansion of services provided to new and existing security customers and several airlines that resulted in additional aggregate revenues of approximately $3,900,000 and (iii) rate increases at LAX in connection with higher wage and related benefit rates resulting from local living wage ordinances and a collective bargaining agreement. The increase in our revenues was partially offset by:  (i) the loss of revenues of approximately $7,100,000 associated with skycap, wheelchair, cargo, security and baggage handling services previously provided to Delta at JFK; (ii) the loss of a contract to provide services to a major domestic airline carrier at OAK of approximately $900,000; and (iii) reductions in service hours and rates of certain security and aviation services customers.

Gross Profit

Our gross profit for the fiscal year ended March 31, 2011 decreased $387,241 or 1.9% to 20,095,169 (13.7% of revenues) from $20,482,410 (14.1% of revenues) for fiscal 2010.  Our gross profit was impacted primarily by: (i) the loss of Delta skycap, wheelchair, cargo, security and baggage handling services at JFK as noted above; (ii) the loss of an aviation services contract at OAK as noted above; (iii) higher wage and related benefit rates at LAX resulting from local living wage ordinances and a collective bargaining agreement which we were not able to fully recover through increases to our customer billing rates during the current year period and (iv) reductions in service hours and rates of certain security services customers.  The decrease in gross profit was partially offset by:  (i) expansion of security services to a major transportation company as noted above and (ii) expansion of services provided to new and existing security customers and several airlines as discussed above.

We have an insurance policy covering workers’ compensation claims in States in which we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles.  Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,561,114 and $2,870,685 for the fiscal years ended March 31, 2011 and 2010, respectively.

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

General and Administrative Expenses

Our general and administrative expenses for the fiscal year ended March 31, 2011 increased by $244,720 to $16,574,779 (11.3% of revenues) from $16,330,059 (11.2% of revenues) in fiscal 2010. The increase in general and administrative expenses resulted primarily from: (i) executive salaries resulting mainly from additional costs associated with reorganizing and closing one regional cost center and increased charges for vacation time; (ii) facility costs and (iii) professional fees.  Partially offsetting the increase in general and administrative expenses are lower administrative salaries.

Provision for Doubtful Accounts

The provision for doubtful accounts for the fiscal year ended March 31, 2011 decreased by $147,741 to $307,453 from $455,194 in fiscal 2010.  The decrease is due mainly to the absence in fiscal 2011 of an additional bad debt charge of $150,000 recorded in the fourth quarter of fiscal 2010 in connection with a large medical center customer located in the New York Metropolitan area that filed for protection under Chapter 11 of the bankruptcy code in April 2010.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable.  We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience.  Individual accounts are charged off against the allowance as management deems them as uncollectible.  We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the fiscal year ended March 31, 2011 compared with the same period of the prior year is necessarily indicative of a trend.

Bad Debt Recoveries

Bad debt recoveries for the fiscal year ended March 31, 2011 increased by $101,487 to $108,581 from $7,094 in fiscal 2010 due mainly to stock that we received under our claim related to the bankruptcy filing of a security services customer, which was valued at approximately $95,000.

Interest Income

Interest income was comparable for the fiscal years ended March 31, 2011 and 2010, and principally represents interest earned on cash balances.

Interest Expense

Interest expense for the fiscal year ended March 31, 2011 decreased by $108,942 to $343,484, from $452,426 in fiscal 2010.  The decrease is due mainly to lower average outstanding borrowings and weighted average interest rates under our commercial revolving loan agreement.  The decrease was partially offset by increased interest expense associated with our short-term insurance financing.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The $21,277 and $3,504 gain on equipment dispositions for the fiscal years ended March 31, 2011 and 2010, respectively, were primarily due to the disposition of Company vehicles at amounts in excess of their respective book values.

Gain on Sale of Investments

The $36,488 gain on sale of investments for the fiscal year ended March 31, 2011 represents proceeds in excess of carrying amount for the sale of stock received under our claim related to the bankruptcy filing of Spansion Inc.

Provision for Income Taxes

Provision for income taxes for the fiscal year ended March 31, 2011 decreased $209,700 compared with fiscal 2010 due mainly to a decrease in our pre-tax earnings and effective tax rate.  We have determined based on our expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

We pay employees and administrative service customers on a weekly basis, while customers pay for services generally within 60 days after billing by us.  In order to fund our payroll and operations, we maintain a commercial revolving loan arrangement, currently with Wells Fargo, to fund our payroll and operations.

Our principal use of short-term borrowings is for carrying accounts receivable.  Our short-term borrowings have supported the accounts receivable associated with our ongoing expansion and organic growth.  We intend to continue to use our short-term borrowings to support our working capital requirements.

We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise.  We are currently evaluating preliminary terms and conditions as relates to an extension of our existing credit agreement.  The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

Wells Fargo Revolving Loan

On February 12, 2009, we entered into a new $20,000,000 credit facility with Wells Fargo (the “Credit Agreement”).  This new credit facility, which matures in February 2012 contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.  This new facility replaced our previous $16,000,000 revolving credit facility with CIT Group/Business Credit, Inc., and was used to refinance outstanding indebtedness under that facility, to pay fees and expenses in connection therewith and, thereafter, for working capital (including acquisitions), letters of credit and other general corporate purposes.

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

As of March 31, 2011, the interest rates were 4.75% and 3.125% for revolving and LIBOR loans under the Credit Agreement, respectively.  As of March 31, 2010, the interest rates were 4.75% and 3.00% for revolving and LIBOR loans under the Credit Agreement, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

As of March 31, 2011 and 2010, we had borrowed $7,500,000 and $9,000,000 in LIBOR loans and had approximately $181,770 and $169,000 letters of credit outstanding under the Credit Agreement representing approximately 53% and 54% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such dates, respectively.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the fiscal year ended March 31, 2011, we were in compliance with all covenants under the Credit Agreement.

Other Borrowings

We may obtain short-term financing to meet our annual property and casualty insurance needs.  For the fiscal years ended March 31, 2011 and 2010, $3,724,035 and $3,618,554, respectively, was borrowed for this purpose at an annual interest rate of 2.2% for each year.  At March 31, 2011 and 2010, we had $2,031,292 and $1,995,744, respectively, of short-term insurance borrowings outstanding.

During the fiscal year ended March 31, 2011, we decreased our LIBOR borrowings by $1,500,000 and increased our insurance financing borrowing by $35,548.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$7,845,066	$5,282,957
Net cash used in investing activities	(92,294)	(166,968)
Net cash used in financing activities	(5,501,259)	(4,081,052)

Investing

We have no material commitments for capital expenditures at this time.

Financing

The Company may obtain short-term financing to meet its insurance needs.  For the fiscal years ended March 31, 2011 and 2010, $3,724,035 and $3,618,554, respectively, was borrowed for this purpose as described under “Other Borrowings” above.

Working Capital

Working capital increased by $2,541,688, or 27.0%, to $11,965,146 as of March 31, 2011, from $9,423,458 as of March 31, 2010.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $534,253 as of March 31, 2011, compared with $739,206 at March 31, 2010.  Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

OUTLOOK

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers.  In addition, our growth strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographical areas, capture market share in the markets in which we operate and improve our profitability.  We intend to pursue acquisition opportunities for contract security officer businesses.  Our ability to complete future acquisitions will depend on our ability to identify suitable acquisitions candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions.  Our security services division continues to experience organic growth over the past few years as demand for security services has increased steadily.  Our current focus is on increasing revenue while our sales and marketing team and branch managers work to develop new business and retain profitable contracts.  However, several of our airline customers have continued to reduce capacity within their system which results in reductions of service hours provided by us to such carriers.  Also, competitive pressures impact our ability to gain or maintain sales, gross margins and/or employees.  Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and are likely to implement additional measures in the future.  Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us.  Additionally, our aviation services division is continually subject to such government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and the document verification process at several of our domestic airport locations.

Our gross profit margin decreased during the fiscal year ended March 31, 2011 to 13.7% of revenues, compared with 14.1% for the corresponding period of the previous year.  We expect our gross profit margins to average between 13.0% and 14.0% of revenue for fiscal year 2012 based on current business conditions.  We expect gross profit to remain under pressure due primarily to continued price competition.  However, we expect these effects to be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses in future periods.  Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $80.9 million, or 55.2% of our revenues for the fiscal year ended March 31, 2011.  One security services customer accounted for approximately $30.4 million or 21.0% of our total revenues for the fiscal year ended March 31, 2011.  The loss of this customer or any material reduction in business from this customer would materially and adversely affect our business, financial condition and results of operations.

Our aviation services division generated approximately $65.4 million or 44.6% of our revenues for the fiscal year ended March 31, 2011.  During the second half of fiscal 2011, we participated in a competitive bidding process for a major domestic carrier’s aviation services business at both existing and potentially new domestic airport locations.  During the fiscal year ended March 31, 2011, we were advised that we were not the successful bidder to either retain our existing business or be awarded additional new business with such airline carrier.  Annual revenues with such airline aggregated approximately $8.0 million among several of our existing domestic airport locations.  The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, results of operations and financial condition.

As described above on February 12, 2009, we entered into a new $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo.  As of the close of business on June 17, 2011, our cash availability was approximately $8,500,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in credit facilities or otherwise.  The financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2011 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2011 and for the period then ended.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)
There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the fourth quarter of fiscal 2011 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders which is expected to be filed with the SEC within 120 days of the close of the our fiscal year ended March 31, 2011 (the “2011 Proxy Statement”) under the caption “Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the 2011 Proxy Statement under the captions “Executive Compensation” and “Director Compensation and Stock Ownership Guidelines,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the 2011 Proxy Statement under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the 2011 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be set forth in the 2011 Proxy Statement under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Page Number From
This Form 10-K

(1)	Consolidated Financial Statements:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets - March 31, 2011 and 2010	F-2

	Consolidated Statements of Income - years ended March 31, 2011 and 2010	F-3

	Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income years ended March 31, 2011 and 2010	F-4

	Consolidated Statements of Cash Flows - years ended March 31, 2011 and 2010	F-5 - F-6

	Notes to Consolidated Financial Statements	F-7 - F-17

(2)	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts	F-18

Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Financial Statements or notes thereto.

(3)	Exhibits:

A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index on pages 25-26 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: June 24, 2011
By: /s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter Kikis	Chairman of the Board	June 24, 2011
Peter Kikis

/s/ Barry I. Regenstein	Director, President and	June 24, 2011
Barry I. Regenstein	Chief Financial Officer
(Principal Executive Officer and
Principal Accounting Officer)

/s/ Martin C. Blake, Jr.	Director and Chief Operating	June 24, 2011
Martin C. Blake, Jr.	Officer

/s/ James P. Heffernan	Director	June 24, 2011
James P. Heffernan

/s/ Thomas Kikis	Director	June 24, 2011
Thomas Kikis

/s/ Janet L. Steinmayer	Director	June 24, 2011
Janet L. Steinmayer

COMMAND SECURITY CORPORATION
EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended & Restated Articles of Incorporation	Incorporated by reference to Exhibit of Incorporation 3.3 of the Form 10-K for the fiscal year ended March 31, 1993 (the “1993 10-K”).

3.2	By-Laws	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the fiscal year ended March 31, 1991 (the "1991 10-K").

3.3	Amendments to By-Laws	Incorporated by reference to Exhibit 3.1 of the Form 8-K filed September 20, 2006.

3.4	Certificate of Amendment of Certificate of Incorporation	Exhibit 3.4 attached hereto.

4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to Registrant's Registration Statement on Form S-18, file number 33, 35007-NY (the "S-18").

4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2 of the Third Amendment to the S-1.

10.1	Purchase and Sale Agreement dated February 24, 1996, for the acquisition of United Security Group Inc.	Incorporated by reference to Exhibit 2.1 of the Form 8-K filed March 23, 1996.

10.2	Consulting Agreement with Jericho State Capital Consulting LLC dated February 3, 2006	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed February 3, 2006.

10.3	Agreement for Purchase and Sale of Assets dated June 13, 2006, for the acquisition of Sterling Protective Group, Inc.	Incorporated by reference to Exhibit 10.6 of the Form 8-K filed June 13, 2006.

10.4	Stock Purchase Agreement dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 12, 2007.

10.5	Amended and Restated Plan of Merger dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed April 12, 2007.

10.6	Asset Purchase Agreement dated January 1, 2008 for the acquisition of Expert Security Services, Inc.	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed January 7, 2008.

10.7	Wells Fargo Business Credit, Credit and Security Agreement dated February 12, 2009	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on February 17, 2009.

11	Computation of Income Per Share of Common Stock	Incorporated by reference to Note 10 of the Financial Statements.

14	Command Code of Ethics	Incorporated by reference to Exhibit 14 of the Form 10-K for the fiscal year ended March 31, 2008 filed on June 27, 2008.

31.1	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Exhibit 31.1 attached hereto.

31.2	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Exhibit 31.2 attached hereto.

32.1	Section 1350 Certifications	Exhibit 32.1 attached hereto.

99.1	Registration Rights Agreement	Incorporated by reference to Exhibit 99.22 of the Form 8-K filed September 27, 2000.

99.2	Audit Committee of the Board of Directors Charter and Powers	Incorporated by reference to Exhibit 99.3 of the Form 10-K for the fiscal year ended March 31, 2008 filed on June 27, 2008.

99.3	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25 of the Form 10-K for the fiscal year ended March 31, 2001 filed on July 3, 2001.

99.4	2005 Stock Incentive Plan	Incorporated by reference to Exhibit 99.5 of the Form 10-K for the fiscal year ended March 31, 2006 filed on June 28, 2006.

99.5	2009 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A of the 2009 Proxy Statement filed on July 29, 2009.

99.6	Barry I. Regenstein Employment Agreement	Incorporated by reference to Exhibit 99.2 of the Form 10-Q filed on February 12, 2010.

99.7	Marc W. Brown Employment Agreement	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed April 12, 2007.

99.8	Martin C. Blake, Jr. Employment Agreement	Incorporated by reference to Exhibit 99.2 of the Form 10-Q filed on August 14, 2008.

99.9	Edward S. Fleury Employment Agreement	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed September 29, 2008.

99.10	Press Release dated June 24, 2011 announcing March 31, 2011 fourth quarter and fiscal year results	Exhibit 99.10 attached hereto.

Report of Independent Registered
Public Accounting Firm

To the Board of Directors
and Stockholders of
Command Security Corporation

We have audited the accompanying consolidated balance sheets of Command Security Corporation as of March 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended March 31, 2011.  Our audits also included the financial statement schedule II – Valuation and Qualifying Accounts.  Command Security Corporation’s management is responsible for these consolidated financial statements and the schedule. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP

June 24, 2011
Poughkeepsie, New York

Command Security Corporation
Consolidated Balance Sheets
March 31, 2011 and 2010

	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$3,463,461	$1,211,948
Accounts receivable from security services customers, less allowance for doubtful accounts of $306,469 and $1,167,437, respectively	21,712,418	23,131,801
Prepaid expenses	1,822,640	1,674,132
Other current assets	3,035,988	2,522,562

Total current assets	30,034,507	28,540,443

Furniture and equipment at cost, net	538,414	602,847
Intangible assets, net	4,022,955	4,635,512
Restricted cash	82,970	82,806
Other assets	2,863,213	2,853,473

Total assets	$37,542,059	$36,715,081

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks issued in advance of deposits	$534,253	$739,206
Current maturities of obligations under capital leases	43,235	115,928
Short-term borrowings	9,531,292	10,995,744
Accounts payable	617,039	510,300
Accrued expenses and other liabilities	7,343,542	6,755,807
Total current liabilities	18,069,361	19,116,985

Insurance reserves	719,630	771,626
Obligations under capital leases, due after one year	—	43,235
Total liabilities	18,788,991	19,931,846

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
Preferred stock, convertible Series A, $.0001 par value per share, 1,000,000 shares authorized	—	—
Common stock, $.0001 par value per share, 50,000,000 shares authorized, 10,878,098 and 10,872,098 shares issued and outstanding, respectively	1,087	1,087
Additional paid-in capital	16,718,779	16,243,153
Accumulated earnings	2,207,773	587,518
Accumulated other comprehensive income	(174,571)	(48,523)
Total stockholders' equity	18,753,068	16,783,235

Total liabilities and stockholders' equity	$37,542,059	$36,715,081

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Consolidated Statements of Income
Years Ended March 31, 2011 and 2010

	2011	2010

Revenues	$146,490,159	$145,694,630
Cost of revenues	126,394,990	125,212,220

Gross profit	20,095,169	20,482,410

Operating expenses
General and administrative expenses	16,574,779	16,330,059
Provision for doubtful accounts	307,453	455,194
Bad debt recoveries	(108,581)	(7,094)
	16,773,651	16,778,159

Operating income	3,321,518	3,704,251

Other income (expenses)
Interest income	456	2,010
Interest expense	(343,484)	(452,426)
Gain on equipment dispositions	21,277	3,504
Gain on sale of investments	36,488	—

	(285,263)	(446,912)

Income before provision for income taxes	3,036,255	3,257,339

Income tax expense	1,416,000	1,625,700

Net income	$1,620,255	$1,631,639

Income per share of common stock
Basic	$.15	$.15
Diluted	$.15	$.15

Weighted average number of common shares outstanding
Basic	10,874,098	10,848,375
Diluted	11,090,917	11,210,831

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
Years Ended March 31, 2011 and 2010

					Accumulated
					Other
	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Earnings/(Deficit)	Income	Total

Balance at March 31, 2009	$—	$1,080	$16,045,620	$(1,044,121)	$(281,011)	$14,721,568

Options exercised		7	91,005			91,012

Other comprehensive income (a)					232,488	232,488

Stock compensation cost			140,528			140,528

Deferred tax effect associated with expired warrants			(34,000)			(34,000)

Net income				1,631,639		1,631,639

Balance at March 31, 2010	—	1,087	16,243,153	587,518	(48,523)	16,783,235

Options exercised		—	8,100			8,100

Other comprehensive income (a)					(126,048)	(126,048)

Stock compensation cost			467,526			467,526

Net income				1,620,255		1,620,255

Balance at March 31, 2011	$—	$1,087	$16,718,779	$2,207,773	$(174,571)	$18,753,068

(a) – Represents unrealized gain (loss) on marketable securities.

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Consolidated Statements of Cash Flows
Years Ended March 31, 2011 and 2010

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2011	2010

OPERATING ACTIVITIES
Net income	$1,620,255	$1,631,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	918,554	903,290
Stock based compensation costs	467,526	140,528
Tax effect associated with expired warrants	—	(34,000)
Provision for doubtful accounts, net of recoveries	(860,968)	166,930
Gain on equipment dispositions	(21,277)	(3,504)
Gain on sale of investments	(36,488)	—
Deferred income taxes	(95,848)	(257,682)
Insurance reserves	(51,996)	128,970
Changes in operating assets and liabilities:
Restricted cash	(164)	(170)
Accounts receivable	2,184,964	(1,694,905)
Prepaid expenses	929,573	1,993,342
Other receivables	116,883	(224,401)
Other assets	1,979,578	1,838,934
Accounts payable and other current liabilities	694,474	693,986
Net cash provided by operating activities	7,845,066	5,282,957

INVESTING ACTIVITIES
Purchases of equipment	(241,568)	(139,218)
Proceeds from equipment dispositions	21,281	21,819
Acquisition of businesses	—	(49,569)
Proceeds from sale of investments, net	127,993	—
Net cash used in investing activities	(92,294)	(166,968)

FINANCING ACTIVITIES
Net repayments on short-term borrowings	(5,188,478)	(3,628,943)
Decrease in checks issued in advance of deposits	(204,953)	(409,832)
Proceeds from option exercises	8,100	91,012
Principal payments on capital lease obligations	(115,928)	(122,345)
Debt issuance costs	—	(10,944)
Net cash used in financing activities	(5,501,259)	(4,081,052)

Net change in cash and cash equivalents	2,251,513	1,034,937

Cash and cash equivalents, beginning of year	1,211,948	177,011

Cash and cash equivalents, end of year	$3,463,461	$1,211,948

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Consolidated Statements of Cash Flows, Continued
Years Ended March 31, 2011 and 2010

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:
	2011	2010

Interest	$346,556	$465,456
Income taxes	1,931,421	1,167,740

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company may obtain short-term financing to meet its insurance needs.  For the fiscal years ended March 31, 2011 and 2010, $3,724,035 and $3,618,554, respectively, was borrowed for this purpose.  These borrowings have been excluded from the consolidated statements of cash flows presented.

For the fiscal year ended March 31, 2010, we purchased security and transportation equipment with lease financing of $107,298.  This amount has been excluded from investing and financing activities on the consolidated statements of cash flows presented.

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation.

Principal Business Activities

Command Security Corporation (the “Company”) is a uniformed security officer service company operating in Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Hawaii, Idaho, Illinois, Indiana, Maine, Maryland, Massachusetts, Minnesota, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington and West Virginia.  In addition, the Company also provides police departments in various states with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Amounts incurred for recruitment and general business advertising were $67,969 and $70,533 for the fiscal years ended March 31, 2011 and 2010, respectively.

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

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2011 and 2010

Investments

We account for our investments in marketable securities in accordance with FASB ASC 320, Debt and Equity Securities.  At March 31, 2011, we had no short-term investments.  Other investments in marketable equity are classified as available-for-sale and reported in the consolidated balance sheets at fair value, with changes in fair value reported in accumulated other comprehensive income (loss) until realized.  Realized gains and losses on sales of all these securities are reported in earnings, computed using the average cost method.

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

Income Taxes

Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes.  Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates.  A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.  The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense.  The Company did not have any unrecognized tax benefits as of March 31, 2011 and 2010.

Income Per Share

Under the requirements of FASB ASC 260, Earnings Per Share, the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2011 and 2010 because of the effect the assumed issuance of common shares would have if the outstanding stock options and warrants were exercised.

Stock-Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We use the modified-prospective transition method.  Under the modified-prospective transition method, we recognize compensation expense in our financial statements for all share-based payments granted, modified or settled.  Non-cash charges of $467,526 and $140,528 for stock based compensation have been recorded for the years ended March 31, 2011 and 2010, respectively.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2011 and 2010

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

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  We will adopt this guidance for acquisitions beginning in fiscal year 2012.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (SFAS No, 141(R)) as codified in FASB ASC 805, Business Combinations, which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods.  FASB ASC 805 introduces new accounting concepts and valuation complexities and many of the changes have the potential to generate greater earnings volatility after the reported acquisition.  FASB ASC 805 also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date.  FASB ASC 805 will only affect our financial condition or results of operations to the extent we complete business combinations after the effective date.

2. Furniture and Equipment

Furniture and equipment at March 31, 2011 and 2010 consist of the following:

	2011	2010

Transportation equipment	$339,463	$469,752
Security equipment	1,082,046	979,502
Office furniture and equipment	2,191,807	2,063,818
	3,613,316	3,513,072
Accumulated depreciation	(3,074,902)	(2,910,225)
Total	$538,414	$602,847

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2011 and 2010

Depreciation expense for the fiscal years ended March 31, 2011 and 2010, was $305,996 and $298,213, respectively, and includes amortization of assets purchased under capital lease arrangements in the amounts of $89,196 and $75,784 for each of the respective years then ended (see Note 14).

3. Intangible Assets

Intangible assets at March 31, 2011 and 2010 consist of the following:
	2011	2010

Customer list	$4,723,429	$4,753,428
Borrowing costs	314,706	314,706
Goodwill	895,258	895,258
Non-compete covenant	100,000	100,000
	6,033,393	6,063,392
Accumulated amortization	(2,010,438)	(1,427,880)
Total	$4,022,955	$4,635,512

Amortization expense for the fiscal years ended March 31, 2011 and 2010, was $612,558 and $605,078, respectively.    Amortization expense for the years ending March 31, 2012, 2013, 2014, 2015 and 2016 for the intangible assets noted above will be $581,565, $472,566, $472,566, $472,566 and $472,566, respectively.

Included in intangible assets for the fiscal years ended March 31, 2011 and 2010 is goodwill of $895,258 that is not subject to amortization and net borrowing costs of $96,499 and $201,771, respectively, which are subject to amortization on a straight line basis over the life of the Company’s financing agreement (see Note 7).

4. Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers' compensation claims.

5. Other Assets

Other assets at March 31, 2011 and 2010 consist of the following:

	2011	2010

Workers’ compensation insurance	$2,894,125	$2,262,816
Other receivables	141,363	258,246
Security deposits	199,339	194,864
Deferred tax asset	2,408,878	2,313,030
Other (a)	255,496	347,079
	5,899,201	5,376,035
Current portion	(3,035,988)	(2,522,562)
Total non-current portion	$2,863,213	$2,853,473

(a)
Included in other assets are marketable securities.  Our marketable equity securities were measured at fair value using quoted market prices.  They were classified as Level 1, in accordance with the FASB ASC 820-10 hierarchy, as they trade in an active market for which closing stock prices are readily available.  The cost basis of investments included in other assets at March 31, 2011 and 2010 was $428,769 and $425,752, respectively.  The fair value of investments included in other assets at March 31, 2011 and March 31, 2010 was $255,496 and $377,229, respectively, resulting in unrealized losses of $174,571 and $48,523, respectively.  As of March 31, 2011 and  2010, approximately 99% of the $174,571 and $48,523, respectively, of unrealized losses that were in continuous unrealized positions for more than twelve months relate to one issuer, Delta Air Lines (“Delta”) ($173,022 and $47,924, or 40% and 11% of cost, respectively).  This security was principally acquired during 2007 and 2008.  At March 31, 2011 and 2010, we reviewed publicly available information on Delta and concluded that their underlying business was financially sound and continued to possess significant future earnings potential, and that it is likely that their stock price will eventually exceed our original cost.  We also concluded that the market price declines in Delta of 40% and 11% as of March 31, 2011 and 2010, respectively, were not extraordinary given their completion of integration with Northwest Airlines, economic and other airline industry conditions prevalent in 2011 and 2010.  These investments in marketable equity securities primarily of companies in the airline industry have been in an unrealized loss position for more than twelve months and are classified as available-for-sale and reported in the consolidated balance sheets at fair value.  We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to:  (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment.   We believe it is reasonably possible that the market price of Delta will recover to our cost within the next one to two years assuming that there are no material adverse events affecting Delta or the airline industry in which it operates.  Based on our evaluation of the near-term prospects of the issuers and our ability and intent to hold these investments for a reasonable period sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2011 and 2010

During the year ended March 31, 2011, the Company sold securities with a total cost basis of $92,275 for proceeds of $128,763 resulting in a gross realized gain of $36,488 which is included in our consolidated statements of income.

The following table sets forth our marketable equity securities by level within the fair value hierarchy as of March 31, 2011 and 2010:

	Level 1	Level 2	Level 3	Total
March 31, 2011:

Marketable equity securities	$255,496	$—	$—	$255,496

March 31, 2010:

Marketable equity securities	$377,229	$—	$—	$377,229

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2011 and 2010 consist of the following:

	2011	2010

Payroll and related expenses	$6,022,642	$5,675,521
Taxes and fees payable	681,332	660,119
Accrued interest payable	22,677	25,749
Other	616,891	394,418
Total	$7,343,542	$6,755,807

7. Short-Term Borrowings

Short-term borrowings at March 31, 2011 and 2010 consist of the following:

	2011	2010

Line of credit	$7,500,000	$9,000,000
Insurance financing	2,031,292	1,995,744
Total	$9,531,292	$10,995,744

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2011 and 2010

On February 12, 2009, we entered into a new $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  This credit facility, which matures in February 2012 contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.  This facility replaced our existing $16,000,000 revolving credit facility with CIT, and was used to refinance outstanding indebtedness under that facility, to pay fees and expenses in connection therewith and, thereafter, for working capital (including acquisitions), letters of credit and other general corporate purposes.

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

As of March 31, 2011, the interest rates were 4.75% and 3.125% for revolving and LIBOR loans, respectively.  As of March 31, 2010, the interest rates were 4.75% and 3.00% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year life of the Credit Agreement.

As of March 31, 2011 and 2010, we had borrowed $7,500,000 and $9,000,000 in LIBOR loans and had approximately $181,770 and $169,000 letters of credit outstanding under the Credit Agreement representing approximately 53% and 54% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such dates, respectively.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the fiscal year ended March 31, 2011, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs.  For the fiscal year ended March 31, 2011 and 2010, $3,724,035 and $3,618,554, respectively, was borrowed for this purpose at an annual interest rate of 2.2% for each year.  At March 31, 2011 and 2010, we had $2,031,292 and $1,995,744, respectively, of short-term insurance borrowings outstanding.

8. Income per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income for the fiscal years ended March 31, 2011 and 2010:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Year ended March 31, 2011
Basic EPS	$1,620,255	10,874,098	$.15
Effect of dilutive shares:
Options issued August 2004, May 2005 September 2005, September 2006, April 2007, September 2007, January 2008 June 2008, September 2008, December 2008, April 2010, May 2010, July 2010, October 2010 and March 2011		216,819
Diluted EPS	$1,620,255	11,090,917	$.15

Year ended March 31, 2010
Basic EPS	$1,631,639	10,848,375	$.15
Effect of dilutive shares:
Options issued February 2001, August 2004, May 2005, September 2005, September 2006, April 2007, September 2007, January 2008, June 2008, September 2008 and December 2008		362,456
Diluted EPS	$1,631,639	11,210,831	$.15

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2011 and 2010

9. Retirement Plans

In November 1999, the Company adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants.  During the fiscal year ended March 31, 2007, the plan was revised to allow for employer matching of elective deferrals, only for certain employees working under a specific customer contract, as defined.  No discretionary amounts were accrued or paid for the fiscal years ended March 31, 2011 and 2010.  The Company’s expense under this plan for the fiscal years ended March 31, 2011 and 2010 amounted to $1,687 and $0, respectively.

10. Concentrations of Credit Risk

Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 35% and 41% and in the New York Metropolitan area with 33% and 30% of total receivables as of March 31, 2011 and 2010, respectively.  The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions.  During the fiscal years ended March 31, 2011 and 2010 the Company generated 45% and 50%, respectively, of its revenue from aviation and related services. Trade receivables due from the commercial airline industry comprised 50% and 53%, respectively, of net receivables as of March 31, 2011 and 2010.  The Company’s remaining customers are not concentrated in any specific industry except for a major express transportation company which accounts for approximately 13% of accounts receivable.  The Company maintains its cash accounts in bank deposit accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Company management believes the risk of loss associated with these accounts to be remote.  Approximately 28% of our workforce is subject to collective bargaining agreements of which approximately 14% are due to expire within one year as of March 31, 2011.

11. Significant Customers

The Company operates as a provider of security officer services to a wide range of industries which the Company has categorized into three groups; security officer services, aviation services and support services.  The latter includes revenues from back office support to police departments.

Net revenues for the groups noted above were as follows for the two years ended March 31:

	2011	2010
Security Officer Services	$80,911,960	$73,050,991
Aviation Services	65,374,490	72,453,330
Support Services	203,709	190,309

Total	$146,490,159	$145,694,630

For the fiscal years ended March 31, 2011 and 2010, one security services customer accounted for approximately $30,367,000 and $25,177,000, respectively, of the Company’s total revenue.

12. Insurance Reserves

We have an insurance policy covering workers’ compensation claims in states that we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles.  Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,561,114 and $2,870,685, for the fiscal years ended March 31, 2011 and 2010, respectively.

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

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2011 and 2010

13. Contingencies

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

14. Commitments

Lease

The Company is obligated under various operating lease agreements for office space, equipment and auto rentals.  Rent expense under operating lease agreements approximated $2,145,274 and $2,014,100, for the fiscal years ended March 31, 2011 and 2010, respectively.

The Company leases certain equipment and vehicles under agreements that are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term.  Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2011 are $875,082 and $772,801 and at March 31, 2010 are $875,082 and $683,605, respectively.

The future minimum payments under long-term non-cancelable capital and operating lease agreements are as follows:

	Capital	Operating
	Leases	Leases

Year ending: March 31, 2012	$43,235	$1,583,656
March 31, 2013	—	934,460
March 31, 2014	—	613,401
March 31, 2015	—	306,267
March 31, 2016	—	75,715
Total	$43,235	$3,513,499

15. Stock Option Plans and Warrants

In November 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan.  Under the stock option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted.  In May 2010, options to purchase 205,000 shares of the Company’s common stock were issued.  No options may be granted under this plan after 2010.  During the fiscal years ended March 31, 2011 and 2010, the Company received proceeds of $8,100 and $89,775, respectively, in connection with the exercise of stock options to purchase 6,000 and 66,500 shares, respectively, of the Company’s common stock at an exercise price of $1.35 per share.  The outstanding options are exercisable at any time before August 29, 2014, May 23, 2015 and May 26, 2020 at $1.35, $1.49 and $2.40 per share, respectively.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2011 and 2010

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

In September 2009, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In December 2008, subject to the approval by the Board of Directors and stockholders at the Company’s 2009 Annual Meeting of Shareholders, options to purchase 50,082 shares of the Company’s common stock were issued. In April, May, July and October 2010, options to purchase 116,283, 120,000, 31,624 and 74,616 shares of the Company’s common stock were issued, respectively. In March 2011, options to purchase 169,683 shares of the Company’s common stock were issued. The vested outstanding options are exercisable at any time before October 20, 2020 at $2.01 per share, May 26, 2020 at $2.40 per share, December 30, 2018 at $3.08 per share, March 22, 2014 at $1.85 per share, October 18, 2013 at $2.05 per share, July 8, 2013 at $2.11 per share and April 14, 2013 at $2.59 per share, respectively.

In February and October 2006 and April 2007, the Company granted consultants warrants to purchase an aggregate of 350,000, 100,000 and 50,000 shares of the Company’s common stock at exercise prices of $2.00, $2.70 and $2.70 per share, respectively. Such warrants expired in February 2009, September 2009 and March 2010, respectively.

On August 30, 2004 (the “Effective Date”), the Company issued stock options to its President and former Chief Operating Officer (the “Executive”) to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.35 per share. The options became fully vested during August 2007. During the fiscal year ended March 31, 2010, the Company received proceeds of $1,235 in connection with the exercise of stock options to purchase 915 of the Company’s common stock at an exercise price of $1.35 per share. The vested outstanding options are exercisable at any time before August 29, 2014.

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

A summary of activity related to all Company stock option and warrant activity for the years ended March 31, 2011 and 2010, are as follows:

	Options		Warrants
	Exercise	Number of	Exercise	Number of
	Price	Shares	Price	Shares
Outstanding at March 31, 2009	$.75 - 3.37	1,700,601	$2.70	150,000

Issued	3.08	50,082
Forfeited	3.08	(13,068)	2.70	(150,000)
Exercised	1.35	(67,415)
Outstanding at March 31, 2010	.75 - 3.37	1,670,200		—

Issued	1.85 - 2.59	717,206
Forfeited	.75 - 3.36	(291,000)
Exercised	1.35	(6,000)
Outstanding at March 31, 2011	$1.35 - $3.37	2,090,406		—

At March 31, 2011 there were 2,090,406 options outstanding exercisable at prices ranging from $1.35 to $3.37 and 3,028,118 shares reserved for issuance under all stock arrangements.  At March 31, 2011, there was $71,158 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested options.  The compensation expense is expected to be recognized over a weighted average vesting period of 0.5 years.

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2011 and 2010

Significant option groups outstanding and exercisable at March 31, 2011 and the related weighted average exercise price and life information are as follows:

			Weighted	Weighted
			Average	Average
Range of	Options	Options	Exercise	Remaining
Exercise Price	Outstanding	Exercisable	Price	Life (years)

$1.35 - $3.37	2,090,406	1,982,073	$3.06	5.79

The weighted average estimated values of stock options granted during fiscal 2011 and 2010 were $.42 - $.49 and $.46, respectively.  The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2011	2010

Risk-free interest rate	0.5 - 1.62%	1.15%
Years until exercise	3.00	3.00
Volatility	30.3 - 32.6%	19.3%
Dividend yield	0.00%	0.00%
Termination rate	n/a	n/a

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest.  The Company uses the modified-prospective transition method.  Under the modified-prospective method, the Company recognizes compensation expense in the financial statements for all share-based payments granted, modified or settled.

The Company recorded total stock based compensation costs of $467,526 and $140,528 for the fiscal years ended March 31, 2011 and 2010, respectively.

16. Income Taxes

Net income tax expense for the fiscal years ended March 31 consists of the following:

	2011	2010
Current:
Federal	$1,271,000	$1,503,000
State and local	271,000	320,700
	1,542,000	1,823,700
Deferred:
Federal	(100,000)	(160,000)
State and local	(26,000)	(38,000)
	(126,000)	(198,000)
Net income tax expense	$1,416,000	$1,625,700

The differences (expressed as a percentage of pretax income) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of income are as follows:

	2011	2010

Statutory federal income tax rate	34.0	34.0
State and local income taxes	7.3	7.3
Permanent differences	4.3	4.7
Other	1.0	3.9
Effective tax rate	46.6%	49.9%

Command Security Corporation
Notes to Consolidated Financial Statements, Continued March 31, 2011 and 2010

The significant components of deferred tax assets and liabilities as of March 31, 2011 and 2010 are as follows:

	2011	2010
Current deferred tax assets:
Accounts receivable	$126,892	$448,825
Accrued expenses	165,040	123,780
Net current deferred tax assets	$291,932	$572,605
Non-current deferred tax assets (liabilities):
Equipment	$(164,104)	$(183,203)
Intangible assets	177,964	166,539
Self-insurance	296,919	318,373
Workers compensation reserve	1,304,203	1,128,713
Employee stock compensation	501,964	310,003
Net non-current deferred tax assets	2,116,946	1,740,425
Total deferred tax assets	$2,408,878	$2,313,030

The Company has determined based on its expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2011 and 2010.

Fiscal years 2008 through 2011 remain subject to examination by federal and state taxing authorities with certain states having open tax years beginning in fiscal 2007.

17. Related Party Transactions

Each of the Company’s non-employee directors receives from the Company an annual cash fee of $18,000, paid quarterly in arrears.  Non-employee directors are also paid $1,000 per meeting attended of the board and certain of its committees.  In addition, effective as of December 2008, the Company’s Chairman of the Board, Chairman of the Audit Committee and Chairman of the Compensation Committee receive an additional cash payment of $5,000 per annum.

18. Subsequent Events

Effective on May 17, 2011, Edward S. Fleury resigned as the registrant’s Chief Executive Officer and as a member of the registrant’s board of directors, following the mutual decision of Mr. Fleury and the registrant that Mr. Fleury’s employment agreement with the registrant dated September 29, 2008 (the “Employment Agreement”) would not be renewed or extended beyond the initial term of the Employment Agreement, which was scheduled to end on September 29, 2011.  Pursuant to an agreement between the registrant and Mr. Fleury, Mr. Fleury was paid an aggregate amount of one hundred seventy four thousand two hundred dollars (US $174,200), and the registrant has agreed to permit Mr. Fleury to exercise all stock options previously granted to him at any time, or from time to time, until September 29, 2018.

Schedule II

COMMAND SECURITY CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Against
		Additions	Amounts
		(Reductions)	Due to
	Balance at	Charged or	Administrative	Charged	Deductions	Balance
	Beginning	Credited to	Service	to Other	from	at End of
	of Period	Expenses	Clients	Accounts	Reserve	Period

Year ended March 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$1,167,437	$198,871	$(79,640)	$140,648	$(1,120,847)	$306,469

Year ended March 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	1,000,507	448,101	(126,950)	1,900	(156,121)	1,167,437

See Report of Independent Registered Public Accounting Firm