Form 10-Q
period 2011-06-30
COMMAND SECURITY CORP
filed 2011-08-15
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock as of August 5, 2011 was 10,878,098.

Table of Contents

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Statements of Income - three months ended June 30, 2011 and 2010 (unaudited)	3

	Condensed Balance Sheets - June 30, 2011 (unaudited) and March 31, 2011	4

	Condensed Statements of Changes in Stockholders' Equity - three months ended June 30, 2011 and 2010 (unaudited)	5

	Condensed Statements of Cash Flows - three months ended June 30, 2011 and 2010 (unaudited)	6-7

	Notes to Condensed Financial Statements	8-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 6.	Exhibits	21

SIGNATURES		22

Exhibit 31.1	Certification of Barry I. Regenstein

Exhibit 32.1	§1350 Certification of Barry I. Regenstein

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2011	2010

Revenues	$34,785,603	$36,236,168

Cost of revenues	30,135,199	31,214,335

Gross profit	4,650,404	5,021,833

Operating expenses
General and administrative	4,099,301	4,127,374
Provision for doubtful accounts, net	74,242	(23,250)
	4,173,543	4,104,124

Operating income	476,861	917,709

Interest income	28	211
Interest expense	(72,662)	(93,739)
Equipment dispositions	4,493	2,994

Income before income taxes	408,720	827,175

Provision for income taxes	200,000	385,000

Net income	$208,720	$442,175

Net income per common share
Basic	$.02	$.04
Diluted	$.02	$.04

Weighted average number of common shares outstanding
Basic	10,878,098	10,872,098
Diluted	10,983,494	11,154,435

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	June 30,	March 31,
	2011	2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,135,124	$3,463,461
Accounts receivable, net of allowance for doubtful accounts of $379,469 and $306,469, respectively	21,961,691	21,712,418
Prepaid expenses	1,186,300	1,822,640
Other assets	1,970,952	3,035,988
Total current assets	27,254,067	30,034,507

Furniture and equipment at cost, net	471,564	538,414

Other assets:
Intangible assets, net	3,872,245	4,022,955
Restricted cash	82,983	82,970
Other assets	2,888,019	2,863,213
Total other assets	6,843,247	6,969,138
Total assets	$34,568,878	$37,542,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$132,981	$534,253
Current maturities of obligations under capital leases	22,298	43,235
Short-term borrowings	7,015,646	9,531,292
Accounts payable	932,226	617,039
Accrued expenses and other liabilities	6,718,582	7,343,542
Total current liabilities	14,821,733	18,069,361

Insurance reserves	712,390	719,630
Obligations under capital leases, due after one year	—	—
Total liabilities	15,534,123	18,788,991

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	—	—
Common stock, $.0001 par value	1,087	1,087
Additional paid-in capital	16,806,757	16,718,779
Accumulated earnings	2,416,493	2,207,773
Accumulated other comprehensive loss	(189,582)	(174,571)
Total stockholders’ equity	19,034,755	18,753,068
Total liabilities and stockholders’ equity	$34,568,878	$37,542,059

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Additional
	Preferred	Common	Comprehensive	Paid-In	Accumulated
	Stock	Stock	Loss	Capital	Earnings

Balance at March 31, 2010	$—	$1,087	$(48,523)	$16,243,153	$587,518

Stock compensation cost				269,038

Other comprehensive loss (a)			(65,894)

Net income – three months ended June 30, 2010					442,175

Balance at June 30, 2010	—	1,087	(114,417)	16,512,191	1,029,693

Options exercised				8,100

Stock compensation cost				198,488

Other comprehensive loss (a)			(60,154)

Net income – nine months ended March 31, 2011					1,178,080

Balance at March 31, 2011	—	1,087	(174,571)	16,718,779	2,207,773

Stock compensation cost				87,978

Other comprehensive loss (a)			(15,011)

Net income – three months ended June 30, 2011					208,720

Balance at June 30, 2011	$—	$1,087	$(189,582)	$16,806,757	$2,416,493

(a)	– Represents unrealized loss on marketable securities.

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2011	2010
Cash flow from operating activities:
Net income	$208,720	$442,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,270	228,435
Provision for doubtful accounts, net	73,000	(88,226)
Gain on equipment dispositions	(4,493)	(2,994)
Stock based compensation costs	87,978	269,038
Insurance reserves	(7,240)	(138,791)
Deferred income taxes	11,242	(136,963)
Restricted cash	(13)	(43)
Decrease in receivables, prepaid expenses and other current assets	1,328,044	2,312,671
(Decrease) increase in accounts payable and other current liabilities	(309,773)	151,242
Net cash provided by operating activities	1,614,735	3,036,544

Cash flows from investing activities:
Purchases of equipment	(11,058)	(76,818)
Proceeds from equipment dispositions	5,841	2,998
Acquisition of businesses	—	(21,776)
Net cash used in investing activities	(5,217)	(95,596)

Cash flows from financing activities:
Net repayments on short-term borrowings	(2,515,646)	(1,497,872)
Decrease in checks issued in advance of deposits	(401,272)	(77,475)
Principal payments on capital lease obligations	(20,937)	(28,200)
Net cash used in financing activities	(2,937,855)	(1,603,547)

Net change in cash and cash equivalents	(1,328,337)	1,337,401

Cash and cash equivalents, beginning of period	3,463,461	1,211,948

Cash and cash equivalents, end of period	$2,135,124	$2,549,349

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:	2011	2010
Interest	$77,392	$93,626
Income taxes	10,400	248,750

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States.  These financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended March 31, 2011.  In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation.

The condensed financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for any period after the date hereof, including for the fiscal year ending March 31, 2012 or for any subsequent period.  In the opinion of our management, the accompanying condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report.  All such adjustments are of a normal recurring nature.

1.	Recent Accounting Pronouncements

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  This guidance is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied retrospectively.  We will include such disclosures in our Annual Report on Form 10-K for the fiscal year ending March 31, 2012.

2.	Short-Term Borrowings:

On February 12, 2009, we entered into a $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  This credit facility, which matures in February 2012, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.  This facility replaced our existing $16,000,000 revolving credit facility with CIT, and was used to refinance outstanding indebtedness under that facility, to pay fees and expenses in connection therewith and, thereafter, for working capital (including acquisitions), letters of credit and other general corporate purposes.

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

As of June 30, 2011, the interest rates were 4.75% and 3.125% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year term of the Credit Agreement.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2011, we had $6,000,000 in LIBOR loans and $194,940 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 39% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the three months ended June 30, 2011, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs.  At June 30, 2011, we had $1,015,646 of short-term insurance borrowings outstanding.

3.	Other Assets:

Other assets consist of the following:

	June 30,	March 31,
	2011	2011
Workers’ compensation insurance	$1,849,421	$2,894,125
Other receivables	120,031	141,363
Security deposits	193,454	199,339
Deferred tax asset	2,397,636	2,408,878
Other (a)	298,429	255,496
	4,858,971	5,899,201
Current portion	(1,970,952)	(3,035,988)
Total non-current portion	$2,888,019	$2,863,213

(a)
Included in other assets are marketable securities.  Our marketable equity securities were measured at fair value using quoted market prices.  They were classified as Level 1, in accordance with the FASB ASC 820-10 hierarchy, as they trade in an active market for which closing stock prices are readily available.  The cost basis of investments included in other assets at June 30, 2011 and March 31, 2011 was $428,769.  The fair value of investments included in other assets at June 30, 2011 and March 31, 2011 was $239,187 and $255,496, respectively, resulting in unrealized losses of $189,582 and $174,571, respectively.  As of June 30, 2011 and March 31, 2011, approximately 100% and 99%, of the $189,582 and $174,571, respectively, of unrealized losses that were in continuous unrealized positions for more than twelve months relate to one issuer, Delta Air Lines (“Delta”)($189,374 and $173,022, or 44% and 40% of cost, respectively).  This security was principally acquired during 2007 and 2008.  At June 30, 2011 and March 31, 2011, we reviewed publicly available information on Delta and concluded that their underlying business was financially sound and continued to possess significant future earnings potential, and that it is likely that their stock price will eventually exceed our original cost.  We also concluded that the market price declines in Delta of 44% and 40% as of June 30, 2011 and March 31, 2011, respectively, were not extraordinary given their completion of integration with Northwest Airlines, economic and other airline industry conditions prevalent in 2011 and 2010.  These investments in marketable equity securities primarily of companies in the airline industry have been in an unrealized loss position for more than twelve months and are classified as available-for-sale and reported in the condensed balance sheets at fair value.  We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to:  (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment.   We believe it is reasonably possible that the market price of Delta will recover to our cost within the next one to two years assuming that there are no material adverse events affecting Delta or the airline industry in which it operates.  Based on our evaluation of the near-term prospects of the issuers and our ability and intent to hold these investments for a reasonable period sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at June 30, 2011.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth our marketable equity securities by level within the fair value hierarchy as of June 30, 2011 and March 31, 2011:

	Level 1	Level 2	Level 3	Total
June 30, 2011:
Marketable equity securities	$239,187	$—	$—	$239,187
March 31, 2011:
Marketable equity securities	$255,496	$—	$—	$255,496

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:
	June 30,	March 31,
	2011	2011
Payroll and related expenses	$5,542,022	$6,022,642
Taxes and fees payable	633,286	681,332
Accrued interest payable	17,947	22,677
Other	525,327	616,891
Total	$6,718,582	$7,343,542

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $495,461 and $751,709 for the three months ended June 30, 2011 and 2010, respectively.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share.  Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three months ended June 30, 2011 and 2010.

7.	Contingencies:

The nature of our business is such that there is a significant volume of routine claims and lawsuits that are made against us, the vast majority of which never lead to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability that we face, relating to these matters. Some of the claims brought against us could result in significant payments; however, the exposure to us under general liability is limited to the first $25,000 per occurrence on the non-aviation, airport wheelchair and electric cart operations related claims and $5,000 per occurrence on the aviation related claims except for $25,000 for damage to aircraft and $100,000 for skycap operations.  Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and the related notes contained in this quarterly report.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2011 could cause our actual results and experience to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs that are being amortized on a straight-line basis over three to ten years and goodwill which is reviewed annually for impairment.  The life assigned to customer lists acquired is based on management’s estimate of the attrition rate.  The attrition rate is estimated based on historical contract longevity and management’s operating experience.  We test for impairment annually or when events and circumstances warrant such a review, if sooner.  Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with FASB ASC 360, Property, Plant and Equipment.

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

Income Taxes

Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes.  Deferred tax assets or liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax laws and rates.  A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.  In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We use the modified-prospective transition method.  Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled.  Non-cash charges of $87,978 and $269,038 for stock based compensation have been recorded for the three months ended June 30, 2011 and 2010, respectively.

Overview

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through more than 40 offices and operate in 30 states throughout the United States.  In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as compensating such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

Renewing and extending existing contracts and obtaining new contracts are crucial to our ability to generate revenues, earnings and cash flow.  In addition, our growth strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographical areas, increase market share in the markets in which we operate, gain market share in the markets in which we do not currently operate   and improve our profitability.  We intend to pursue acquisition opportunities for contract security officer businesses.  We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions.  However, we cannot assure you that we will identify any suitable acquisition candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

The global security industry has grown largely due to an increasing fear of crime and terrorism.  In the United States, the demand for security-related products and central station monitoring services has also grown steadily.  We believe that there is continued heightened attention to and demand for security due to worldwide events, and the ensuing threat, or perceived threat, of criminal and terrorist activities.  For these reasons, we expect that security will continue to be a key area of focus both domestically in the United States and abroad.

Demand for security officer services is dependent upon a number of factors, including demographic trends, general economic variables such as growth in the gross domestic product, unemployment rates, consumer spending levels, perceived and actual crime rates, government legislation, terrorism sensitivity, war/external conflicts and technology.

Results of Operations

Revenues

Our revenues decreased by $1,450,565 or 4.0%, to $34,785,603 for three months ended June 30, 2011, from $36,236,168 in the corresponding period of the prior year. The decrease in revenues for the three months ended June 30, 2011 was mainly due to: (i) the previously reported loss of a major domestic carrier’s aviation services business at six domestic airport locations during the latter half of fiscal 2011 of approximately $2,300,000; (ii) the loss of a security services contract for a large Silicon Valley technology company of approximately $260,000 and (iii) reductions in security services hours associated with a large banking and financial services organization of approximately $550,000.  The decrease in our revenues was partially offset by:  (i) increased revenues of approximately $1,100,000 associated with an expansion of services provided under a contract with a major transportation company; (ii) a new aviation services contract with a municipal airport authority of approximately $340,000 and (iii) expansion of services to new and existing security customers that resulted in additional aggregate revenues of approximately $240,000.

Gross Profit

Our gross profit decreased $371,429, or 7.4%, to $4,650,404 (13.4% of revenue) for the three months ended June 30, 2011 from $5,021,833 (13.9% of revenue) in the corresponding period of the prior year.  The decrease was due mainly to: (i) the loss of a major domestic carrier’s aviation services business as noted above; (ii) the loss of a security services contract for a large technology company as described above and (iii) reductions in security services hours associated with a large bank and financial services organization.  The decrease in gross profit was partially offset by:  (i) expansion of security services to a major transportation company as noted above; (ii) expansion of services provided to new and existing security and aviation customers as discussed above and (iii) lower costs associated with our workers’ compensation insurance program.

General and Administrative Expenses

Our general and administrative expenses decreased by $28,073 or 0.7%, to $4,099,301 (11.8% of revenues) for the three months ended June 30, 2011, from $4,127,374 (11.4% of revenues) in the corresponding period of the prior year.  The decrease in general and administrative expenses for the three months ended June 30, 2011 resulted primarily from lower executive salaries resulting mainly from reorganizing our regional and local branch management, which was partially offset by payment of $174,200 related to the resignation of our former Chief Executive Officer.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $97,492 for the three months ended June 30, 2011 compared with the corresponding period of the prior year.  The increase in the provision for doubtful accounts for the three months ended June 30, 2011 related primarily to stock that we received under our claim related to the bankruptcy filing of a security services customer in the prior year period, which was valued at approximately $91,000.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments in cases where our management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance for doubtful accounts as our management deems them to be uncollectible.  We do not know if bad debts will increase in future periods nor do we believe that the increase in the provision for doubtful accounts during the three months ended June 30, 2011 compared with the corresponding period of the prior year is indicative of a trend.

Interest Income

Interest income for the three months ended June 30, 2011 principally represents interest earned on cash balances and was comparable with the prior year period.

Interest Expense

Interest expense decreased by $21,077, or 22.5%, to $72,662 for the three months ended June 30, 2011, from $93,739 in the corresponding period of the prior year. The decrease in interest expense for the three months ended June 30, 2011 was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo, described below.  The decrease was partially offset by increased interest expense associated with our short-term insurance financing.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment in the ordinary course of business at prices above or below book value.

The gains on equipment dispositions for the three months ended June 30, 2011 and 2010 were primarily due to the disposition of transportation equipment at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes decreased by $185,000 for the three months ended June 30, 2011 compared with the corresponding period of the prior year due mainly to the decrease in our pre-tax earnings for the three months ended June 30, 2011.

Liquidity and Capital Resources

We pay employees and administrative service clients on a weekly basis, while customers generally pay for our services within 60 days after we bill them.  We maintain a commercial revolving loan arrangement, currently with Wells Fargo.  We fund our payroll and operations primarily through borrowings under our $20,000,000 credit facility with Wells Fargo (the “Credit Agreement”), described below under “Wells Fargo Revolving Credit Facility.”

We principally use short-term borrowings under our Credit Agreement to fund our accounts receivable.  Our short-term borrowings have supported the increase in accounts receivable associated with our ongoing expansion and organic growth.  We intend to continue to use short-term borrowings to support our working capital requirements.

We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise.  We are currently evaluating preliminary terms and conditions relating to a proposed extension of our existing Credit Agreement.  The failure by us to obtain such financing, if needed, would have a material adverse affect upon our business, financial condition and results of operations.

Wells Fargo Revolving Credit Facility

On February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo.  This credit facility, which matures in February 2012, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.  This facility replaced our existing $16,000,000 revolving credit facility with CIT Group/Business Credit, Inc., and was used to refinance outstanding indebtedness under that facility, to pay fees and expenses in connection therewith and, thereafter, for working capital (including acquisitions), letters of credit and other general corporate purposes.

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

As of June 30, 2011, the interest rates were 4.75% and 3.125% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the three year term of the Credit Agreement.

At June 30, 2011, we had $6,000,000 in LIBOR loans and $194,940 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 39% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the three months ended June 30, 2011, we were in compliance with all covenants under the Credit Agreement.

Other Borrowings

During the three months ended June 30, 2011, we decreased our LIBOR and insurance financing borrowings by $1,500,000 and $1,015,646, respectively.

We may obtain short-term financing to meet our annual property and casualty insurance needs.  At June 30, 2011, we had $1,015,646 of short-term insurance borrowings outstanding.  We have no additional lines of credit other than as described above.

Investing

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $467,188, or 3.9%, to $12,432,334 as of June 30, 2011, from $11,965,146 as of March 31, 2011.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $132,981 at June 30, 2011, compared with $534,253 at March 31, 2011.  Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security officer and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers.  In addition, our growth strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographical areas, capture market share in the markets in which we operate, enter new markets and improve our profitability.  We intend to pursue acquisition opportunities for contract security officer businesses.  Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions.  Our security services division continues to experience organic growth over recent quarters and the past few years as demand for security services has increased steadily.  Our current focus is on increasing our revenues, as our sales and marketing team and branch managers work to develop new business and retain profitable contracts.  However, several of our airline and security services customers have reduced capacity within their systems, which typically results in reductions of service hours provided by us to such customers.  Also, competitive pressures impact our ability to gain or maintain sales, gross margins and/or employees.  Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and are likely to implement additional measures in the future.  Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us.  Additionally, our aviation services division is continually subject to such government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and the document verification process at several of our domestic airport locations.

Our gross profit margin decreased during the three months ended June 30, 2011 to 13.4% of revenues, compared with 13.9% during the corresponding period of the prior year.  We expect our gross profit margins to average between 13.0% and 14.0% of revenue in fiscal 2012 based on current business conditions.  We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have.  However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses.  Annual operating and general and administrative cost reduction opportunities of approximately $1,300,000 were identified and implemented during the current fiscal quarter.  Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $20.6 million or 59% of our total revenues in the three months ended June 30, 2011.  One security services customer accounted for approximately $8.1 million or 23.3% of our total revenues during the three months ended June 30, 2011.  The loss of this customer or any material reduction in business from this customer would materially and adversely affect our business, financial condition and results of operations.

Our aviation services division generated approximately $14.1 million or 41% of our total revenues in the three months ended June 30, 2011.  During the second half of fiscal 2011, we participated in a competitive bidding process for a major domestic carrier’s aviation services business at both existing and potentially new domestic airport locations.  During the fiscal year ended March 31, 2011, we were advised that we were not the successful bidder to either retain our existing business or be awarded additional new business with such airline carrier.  Our annual revenues from such airline were approximately $8.0 million. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As described above on February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo.  As of the close of business on August 5, 2011, our cash availability was approximately $10,250,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo, and subject either to renewal of our Credit Agreement or replacement of the Credit Agreement with a commercially acceptable credit facility.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise.  The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  We are currently evaluating preliminary terms and conditions of a proposed extension of our existing Credit Agreement.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2011, we did not hold a portfolio of securities instruments for either trading or speculative purposes.  Periodically, we hold securities instruments for other than trading purposes.  Due to the short-term nature of our investments, except for marketable equity securities of Delta Air Lines, see “accompanying notes to condensed financial statements-3(a)”, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes.  Based on our average outstanding balances during the three months ended June 30, 2011, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $50,000 over the remainder of our fiscal year ending March 31, 2012.  For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

Reference is made to Item 2 of Part I of this quarterly report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.”

Item 4.   Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Principal Executive Officer and Chief Financial Officer has concluded that such controls and procedures are effective at the reasonable assurance level.

An evaluation was performed under the supervision and with the participation of management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation and subject to the foregoing, the Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.  There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2012 ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

For a description of material legal proceedings to which we are a party, see Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed on June 24, 2011.

Item 1A.    Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2011.

Item 6.    Exhibits

(a)	Exhibits

Exhibit 31.1 Certification of Barry I. Regenstein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Barry I. Regenstein pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1 Press Release, dated August 12, 2011 announcing June 30, 2011 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: August 12, 2011	By:	/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial
and Accounting Officer)