Form 10-Q
period 2011-09-30
COMMAND SECURITY CORP
filed 2011-11-10
CIK 864509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

(845) 454-3703
(Registrant’s telephone number, including area code)

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
Yes ☐    No ☒

The number of outstanding shares of the registrant’s common stock as of November 4, 2011 was 10,878,098.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Statements of Income - three and six months ended September 30, 2011 and 2010 (unaudited)	3

	Condensed Balance Sheets - September 30, 2011 (unaudited) and March 31, 2011	4

	Condensed Statements of Changes in Stockholders’ Equity - six months ended September 30, 2011 and 2010 (unaudited)	5

	Condensed Statements of Cash Flows - six months ended September 30, 2011 and 2010 (unaudited)	6-7

	Notes to Condensed Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

SIGNATURES		24

Exhibit 31.1	Certification of Barry I. Regenstein	25
Exhibit 32.1	§1350 Certification of Barry I. Regenstein	26

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues	$36,108,610	$36,944,398	$70,894,213	$73,180,566

Cost of revenues	31,020,211	31,734,084	61,155,410	62,948,418

Gross profit	5,088,399	5,210,314	9,738,803	10,232,148

Operating expenses
General and administrative	3,899,695	4,166,655	7,998,996	8,294,030
Provision for doubtful accounts, net	3,403	82,453	77,645	59,203
	3,903,098	4,249,108	8,076,641	8,353,233

Operating income	1,185,301	961,206	1,662,162	1,878,915

Interest income	32	118	60	329
Interest expense	(70,413)	(88,539)	(143,075)	(182,278)
Asset dispositions	543	--	5,036	2,994

Income before income taxes	1,115,463	872,785	1,524,183	1,699,960

Provision for income taxes	595,000	405,000	795,000	790,000

Net income	$520,463	$467,785	$729,183	$909,960

Net income per common share
Basic	$.05	$.04	$.07	$.08
Diluted	$.05	$.04	$.07	$.08

Weighted average number of common shares outstanding
Basic	10,878,098	10,872,098	10,878,098	10,872,098
Diluted	10,963,892	11,099,174	10,973,693	11,126,805

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$936,075	$3,463,461
Accounts receivable, net of allowance for doubtful accounts of $454,469 and $306,469, respectively	22,713,796	21,712,418
Prepaid expenses	647,273	1,822,640
Other assets	1,395,289	3,035,988
Total current assets	25,692,433	30,034,507
Furniture and equipment at cost, net	433,548	538,414

Other assets:
Intangible assets, net	3,721,536	4,022,955
Restricted cash	82,994	82,970
Other assets	2,869,209	2,863,213
Total other assets	6,673,739	6,969,138
Total assets	$32,799,720	$37,542,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$958,651	$534,253
Current maturities of obligations under capital leases	--	43,235
Short-term borrowings	6,000,000	9,531,292
Accounts payable	787,255	617,039
Accrued expenses and other liabilities	4,858,197	7,343,542
Total current liabilities	12,604,103	18,069,361

Insurance reserves	648,293	719,630
Obligations under capital leases, due after one year	--	--
Total liabilities	13,252,396	18,788,991

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	--	--
Common stock, $.0001 par value	1,087	1,087
Additional paid-in capital	16,850,936	16,718,779
Accumulated earnings	2,936,956	2,207,773
Accumulated other comprehensive loss	(241,655)	(174,571)
Total stockholders’ equity	19,547,324	18,753,068
Total liabilities and stockholders’ equity	$32,799,720	$37,542,059

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Additional
	Preferred	Common	Comprehensive	Paid-In	Accumulated
	Stock	Stock	Loss	Capital	Earnings
Balance at March 31, 2010	$--	$1,087	$(48,523)	$16,243,153	$587,518

Stock compensation cost				314,673

Other comprehensive loss (a)			(74,614)

Net income – six months ended September 30, 2010					909,960

Balance at September 30, 2010	--	1,087	(123,137)	16,557,826	1,497,478

Options exercised				8,100

Stock compensation cost				152,853

Other comprehensive loss (a)			(51,434)

Net income – six months ended March 31, 2011					710,295

Balance at March 31, 2011	--	1,087	(174,571)	16,718,779	2,207,773

Stock compensation cost				132,157

Other comprehensive loss (a)			(67,084)

Net income – six months ended September 30, 2011					729,183

Balance at September 30, 2011	$--	$1,087	$(241,655)	$16,850,936	$2,936,956

(a)	– Represents unrealized loss on marketable securities.

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2011	2010
Cash flow from operating activities:
Net income	$729,183	$909,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	436,155	456,968
Provision for doubtful accounts, net	148,000	(108,192)
Gain on asset dispositions	(5,036)	(2,994)
Stock based compensation costs	132,157	314,673
Insurance reserves	(71,337)	(161,130)
Deferred income taxes	(15,387)	(263,453)
Restricted cash	(24)	(95)
Decrease in receivables, prepaid expenses and other current assets	1,609,117	2,881,141
Decrease in accounts payable and other current liabilities	(2,315,129)	(432,465)
Net cash provided by operating activities	647,699	3,594,413

Cash flows from investing activities:
Purchases of equipment	(33,198)	(146,794)
Proceeds from asset dispositions	8,242	2,998
Acquisition of businesses	--	(43,193)
Net cash used in investing activities	(24,956)	(186,989)

Cash flows from financing activities:
Net repayments on short-term borrowings	(3,531,292)	(2,995,744)
Increase in checks issued in advance of deposits	424,398	105,723
Principal payments on capital lease obligations	(43,235)	(56,915)
Net cash used in financing activities	(3,150,129)	(2,946,936)

Net change in cash and cash equivalents	(2,527,386)	460,488

Cash and cash equivalents, beginning of period	3,463,461	1,211,948

Cash and cash equivalents, end of period	$936,075	$1,672,436

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosures of Cash Flow Information

	2011	2010
Cash paid during the six months ended September 30 for:
Interest	$147,581	$184,841
Income taxes	44,300	1,184,950

During the six months ended September 30, 2011 and 2010, the Company received $71,597 and $93,310, respectively, in marketable securities related principally to the bankruptcy filing of a security services customer.  These amounts have been excluded from the operating activities on the condensed statements of cash flows presented.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment.  ASU 2011-08 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  This standard is not expected to have a significant impact on our financial statements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This guidance is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied retrospectively.  We will include such disclosures in our Annual Report on Form 10-K for the fiscal year ending March 31, 2012.

2.	Short-Term Borrowings:

On February 12, 2009, we entered into a $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  This credit facility, which recently was amended (see Note 8) matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $3,000,000.  The Credit Agreement also provides for interest to be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Credit Agreement) plus 1.50%.  For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Credit Agreement) plus 2.75% (see Note 8).

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2011, the interest rates were 4.75% and 3.125% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the original three year term of the Credit Agreement.

At September 30, 2011, we had $6,000,000 in LIBOR loans and $202,807 under our letters of credit sub-
line outstanding under the Credit Agreement, representing approximately 41% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the three months ended September 30, 2011, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs.  At September 30, 2011, we had no short-term insurance borrowings outstanding.

3.	Other Assets:

Other assets consist of the following:	September 30,	March 31,
	2011	2011
Workers’ compensation insurance	$1,274,758	$2,894,125
Other receivables	120,031	141,363
Security deposits	192,179	199,339
Deferred tax asset	2,424,265	2,408,878
Other (a)	253,265	255,496
	4,264,498	5,899,201
Current portion	(1,395,289)	(3,035,988)
Total non-current portion	$2,869,209	$2,863,213

(a)
Included in other assets are marketable securities.  Our marketable equity securities were measured at fair value using quoted market prices.  They were classified as Level 1, in accordance with the FASB ASC 820-10 hierarchy, as they trade in an active market for which closing stock prices are readily available.  The cost basis of investments included in other assets at September 30, 2011 and March 31, 2011 was $500,307 and $428,769, respectively.  The fair value of investments included in other assets at September 30, 2011 and March 31, 2011 was $258,652 and $255,496, respectively, resulting in unrealized losses of $241,655 and $174,571, respectively.  As of September 30, 2011 and March 31, 2011, approximately 96% and 99%, of the $241,655 and $174,571, respectively, of unrealized losses that were in continuous unrealized positions for more than twelve months relate to one issuer, Delta Air Lines (“Delta”)($232,731 and $173,022, or 54% and 40% of cost, respectively).  This security was principally acquired during 2007 and 2008.  At September 30, 2011 and March 31, 2011, we reviewed publicly available information on Delta and concluded that their underlying business was financially sound and continued to possess significant future earnings potential, and that it is likely that their stock price will eventually exceed our original cost.  We also concluded that the market price declines in Delta of 54% and 40% as of September 30, 2011 and March 31, 2011, respectively, were not extraordinary given their completion of integration with Northwest Airlines, economic and other airline industry conditions prevalent in 2011 and 2010.  These investments in marketable equity securities primarily of companies in the airline industry have been in an unrealized loss position for more than twelve months and are classified as available-for-sale and reported in the condensed balance sheets at fair value.  We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to:  (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment.   We believe it is reasonably possible that the market price of Delta will recover to our cost within the next one to two years assuming that there are no material adverse events affecting Delta or the airline industry in which it operates.  Based on our evaluation of the near-term prospects of the issuers and our ability and intent to hold these investments for a reasonable period sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at September 30, 2011.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth our marketable equity securities by level within the fair value hierarchy as of September 30, 2011 and March 31, 2011:

	Level 1	Level 2	Level 3	Total
September 30, 2011:
Marketable equity securities	$258,652	$—	$—	$258,652
March 31, 2011:
Marketable equity securities	$255,496	$—	$—	$255,496

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	September 30,	March 31,
	2011	2011
Payroll and related expenses	$3,308,677	$6,022,642
Taxes and fees payable	994,874	681,332
Accrued interest payable	27,025	22,677
Other	527,621	616,891
Total	$4,858,197	$7,343,542

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $717,455 and $676,447 and $1,212,916 and $1,428,155 for the three and six months ended September 30, 2011 and 2010, respectively.

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Cumulative amounts estimated to be payable by us with respect to pending and potential claims for all years in which we are liable under our general liability retention and workers’ compensation policies have been accrued as liabilities.  Such accrued liabilities are necessarily based on estimates; accordingly, our ultimate liability may exceed or be less than the amounts accrued.  The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any adjustments resulting therefrom are reflected in our current results of operations.

6.	Net Income per Common Share:

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share.  Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and six months ended September 30, 2011 and 2010.

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

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.	Subsequent Event:

On October 18, 2011, the Company entered into an amendment (the “Amendment”) to its Credit and Security Agreement dated February 12, 2009 between the Company and Wells Fargo Bank, National Association (“Credit Facility”). The Amendment (i) extends the term of the $20,000,000 Credit Facility to October 2016, (ii) decreases the interest rate spreads on the outstanding principal balance of the revolving loans to LIBOR plus 1.75% and amends certain covenants including: (a) increasing the amount of capital expenditures that can be incurred in the aggregate during any fiscal year or in any one transaction and (b) permitting the Company to repurchase up to $2,000,000 of its common stock subject to certain conditions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and the related notes contained in this quarterly report.

Forward Looking Statements

Certain of our statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report and, in particular, those under the heading “Outlook,” contain forward-looking statements. The words “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “plans,” “intend” and “continue,” or the negative of these words or other variations on these words or comparable terminology typically identify such statements. These statements are based on our management’s current expectations, estimates, forecasts and projections about the industry in which we operate generally, and other beliefs of and assumptions made by our management, some or many of which may be incorrect.  In addition, other written or verbal statements that constitute forward-looking statements may be made by us or on our behalf.  While our management believes these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the industries in which we operate.  Moreover, we believe that the current business environment is more challenging and difficult than it has been in the past several years, if not longer.  Many of our customers, particularly those that are primarily involved in the aviation industry, are currently experiencing substantial financial and business difficulties.  If the business of any substantial customer or group of customers fails or is materially and adversely affected by the current economic environment or otherwise, they may seek to substantially reduce their expenditures for our services.  Any loss of business from our substantial customers could cause our actual results to differ materially from the forward-looking statements that we have made in this quarterly report.  Further, other factors, including, but not limited to, those relating to the shortage of qualified labor, competitive conditions and adverse changes in economic conditions of the various markets in which we operate, could adversely impact our business, operations and financial condition and cause our actual results to fail to meet our expectations, as expressed in the forward-looking statements that we have made in this quarterly report. These forward-looking statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that we may not be able to accurately predict.  We undertake no obligation to update publicly any of these forward-looking statements, whether as a result of new information, future events or otherwise.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2011 could cause our actual financial condition and results from operations to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  The estimates that we make include allowances for doubtful accounts, depreciation and amortization, income tax assets and insurance reserves.  Estimates are based on historical experience, where applicable or other assumptions that our management believes are reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, our actual results may differ from those estimates under different assumptions or conditions.

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

Accounts Receivable

We periodically evaluate the requirement for providing for billing adjustments and/or reflect the extent to which we will be able to collect our accounts receivable. We provide for billing adjustments where management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience.  Individual accounts are charged off against the allowance as management deems them to be uncollectible.

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs that are being amortized on a straight-line basis over a period of three to ten years, and goodwill, which is reviewed annually for impairment.  The life assigned to customer lists acquired is based on management’s estimate of our expected customer attrition rate.  The attrition rate is estimated based on historical contract longevity and management’s operating experience.  We test for impairment annually or when events and circumstances warrant such a review, if earlier.  Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with FASB ASC 360, Property, Plant and Equipment.

Insurance Reserves

General liability estimated accrued liabilities are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends.  Projected settlements and incurred but not reported claims are estimated based on pending claims, historical trends and related data.

Workers’ compensation annual premiums are based on the incurred losses as determined at the end of the coverage period, subject to minimum and maximum premiums.  Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles.

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

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.  We use the modified-prospective transition method.  Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled.  Non-cash charges of $132,157 and $314,673 for stock based compensation have been recorded for the six months ended September 30, 2011 and 2010, respectively.

Overview

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through more than 40 offices, and operate in 30 states throughout the United States.  In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as compensating such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

Renewing and extending existing contracts and obtaining new contracts are crucial to our ability to generate revenues, earnings and cash flow.  In addition, our growth strategy involves the acquisition and integration of complementary businesses to increase our scale within certain geographical areas, increase our market share in the markets in which we operate, gain market share in the markets in which we do not currently operate and improve our profitability.  We intend to pursue suitable acquisition opportunities for contract security officer businesses.  We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions.  However, we cannot assure you that we will identify any suitable acquisition candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

The global security industry has grown largely due to an increasing fear of crime and terrorism.  In the United States, the demand for security-related products and central station monitoring services has also grown steadily.  We believe that there is continued heightened attention to and demand for security due to worldwide events, and the ensuing threat, or perceived threat, of criminal and terrorist activities.  For these reasons, we believe that security will continue to be a key area of focus both domestically in the United States and abroad.

Demand for security officer services is dependent upon a number of factors, including, among other things, demographic trends, general economic variables such as growth in the gross domestic product, unemployment rates, consumer spending levels, perceived and actual crime rates, government legislation, terrorism sensitivity, war/external conflicts and technology.

Results of Operations

Revenues

Our revenues decreased by $835,788, or 2.3%, to $36,108,610 for the three months ended September 30, 2011, from $36,944,398 in the corresponding period of the prior year. The decrease in revenues for the three months ended September 30, 2011 was mainly due to: (i) the previously reported loss of a major domestic carrier’s aviation services business at six domestic airport locations during the latter half of fiscal 2011 of approximately $2,300,000; (ii) the loss of security services contracts for a Silicon Valley technology company, a Silicon Valley semiconductor equipment manufacturer’s facility in New York and a company that provides distribution services to a grocery retailer in New Jersey of approximately $660,000 and (iii) reductions in security services hours associated with a large banking and financial services organization of approximately $320,000.  The decrease in our revenues was partially offset by:  (i) increased revenues of approximately $1,100,000 associated with an expansion of services provided under a contract with a major transportation company; (ii) a new aviation services contract with a municipal airport authority of approximately $320,000 and (iii) expansion of services to new and existing security and aviation customers that resulted in additional aggregate revenues of approximately $635,000.

Our revenues decreased by $2,286,353, or 3.1%, to $70,894,213 for six months ended September 30, 2011, from $73,180,566 in the corresponding period of the prior year. The decrease in revenues for the six months ended September 30, 2011 was mainly due to: (i) the previously reported loss of a major domestic carrier’s aviation services business at six domestic airport locations during the latter half of fiscal 2011 of approximately $4,600,000; (ii) the loss of security services contracts for a Silicon Valley technology company, a Silicon Valley semiconductor equipment manufacturer’s facility in New York and a company that provides distribution services to a grocery retailer in New Jersey of approximately $760,000 and (iii) reductions in security services hours associated with a large banking and financial services organization of approximately $870,000.  The decrease in our revenues was partially offset by:  (i) increased revenues of approximately $2,200,000 associated with an expansion of services provided under a contract with a major transportation company; (ii) a new aviation services contract with a municipal airport authority of approximately $660,000 and (iii) expansion of services to new and existing security and aviation customers that resulted in additional aggregate revenues of approximately $1,280,000.

Gross Profit

Our gross profit decreased $121,915, or 2.3%, to $5,088,399 (14.1% of revenue) for the three months ended September 30, 2011, from $5,210,314 (14.1% of revenue) in the corresponding period of the prior year.  The decrease was due mainly to: (i) the loss of a major domestic carrier’s aviation services business as noted above; (ii) the loss of security services contracts for a technology company, semiconductor equipment manufacturer and a company that provides distribution services to a grocery retailer as described above; (iii) reductions in security services hours associated with a large bank and financial services organization and (iv) professional and related fees principally associated with settlement of employment related claims.  The decrease in gross profit was partially offset by expansion of security services to a major transportation company and services provided to new and existing security and aviation customers as described above.

Our gross profit decreased $493,345, or 4.8%, to $9,738,803 (13.7% of revenue) for the six months ended September 30, 2011, from $10,232,148 (14.0% of revenue) in the corresponding period of the prior year.  The decrease was due mainly to: (i) the loss of a major domestic carrier’s aviation services business as noted above; (ii) the loss of security services contracts for a technology company, semiconductor equipment manufacturer and a company that provides distribution services to a grocery retailer as described above; (iii) reductions in security services hours associated with a large bank and financial services organization and (iv) professional and related fees principally associated with settlement of employment related claims.  The decrease in gross profit was partially offset by:  (i) expansion of security services to a major transportation company as noted above; (ii) expansion of services provided to new and existing security and aviation customers as discussed above and (iii) lower costs associated with our workers’ compensation insurance program.

General and Administrative Expenses

Our general and administrative expenses decreased by $266,960, or 6.4%, to $3,899,695 (10.8% of revenues) for the three months ended September 30, 2011, from $4,166,655 (11.3% of revenues) in the corresponding period of the prior year.  The decrease in general and administrative expenses for the three months ended September 30, 2011 resulted primarily from lower executive salaries resulting mainly from reorganizing our regional and local branch management, which was partially offset by higher legal and executive search fees.

Our general and administrative expenses decreased by $295,034 or 3.6%, to $7,998,996 (11.3% of revenues) for the six months ended September 30, 2011, from $8,294,030 (11.3% of revenue) in the corresponding period of the prior year.  The decrease in general and administrative expenses for the six months ended September 30, 2011 resulted primarily from lower executive salaries resulting mainly from reorganizing our regional and local branch management, which was partially offset by higher legal and executive search fees.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased by $79,050 for the three months ended September 30, 2011 compared with the corresponding period of the prior year.  The decrease in the provision for doubtful accounts for the three months ended September 30, 2011 related primarily to stock that we received under our claim related to the bankruptcy filing of a security services customer, which was valued at approximately $72,000.

The provision for doubtful accounts increased by $18,442 for the six months ended September 30, 2011 compared with the corresponding period of the prior year.  The increase in the provision for doubtful accounts for the six months ended September 30, 2011 related primarily to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year period.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments in cases where our management determines that there is a likelihood of a significant adjustment for disputed billings.  Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance for doubtful accounts as our management deems them to be uncollectible.  We do not know if bad debts will increase in future periods nor do we believe that the increase in the provision for doubtful accounts during the six months ended September 30, 2011 compared with the corresponding period of the prior year is indicative of a trend.

Interest Income

Interest income for the three and six months ended September 30, 2011 principally represents interest earned on cash balances and was comparable with the corresponding periods of the prior year.

Interest Expense

Interest expense decreased by $18,126, or 20.5%, to $70,413 for the three months ended September 30, 2011, from $88,539 in the corresponding period of the prior year, and by $39,203, or 21.5%, to $143,075 for the six months ended September 30, 2011, from $182,278 in the corresponding period of the prior year. The decrease in interest expense for the three and six months ended September 30, 2011 was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Asset Dispositions

Asset dispositions result primarily from the sale of vehicles, office equipment and security equipment in the ordinary course of business at prices above or below book value.

The gains on asset dispositions for the three and six months ended September 30, 2011 and 2010 were primarily due to the disposition of transportation equipment at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes increased by $190,000 for the three months ended September 30, 2011 compared with the corresponding period of the prior year due mainly to the increase in our pre-tax earnings for the three months ended September 30, 2011 and the loss of deferred tax assets resulting from the cancellation of stock options previously held by former employees and directors.

Provision for income taxes increased by $5,000 for the six months ended September 30, 2011 compared with the corresponding period of the prior year due mainly to the loss of deferred tax assets resulting from the cancellation of stock options previously held by former employees and directors.

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

Wells Fargo Revolving Credit Facility

On February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo.  This credit facility, which recently was amended as described below, matures in October 2016, and contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios.

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $3,000,000.  The Credit Agreement also provides for interest to be calculated on the outstanding principal balance of the revolving loans at the Prime Rate (as defined in the Credit Agreement) plus 1.50%.  For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Credit Agreement) plus 2.75% (see below).

As of September 30, 2011, the interest rates were 4.75% and 3.125% for revolving and LIBOR loans, respectively.  Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the original three year term of the Credit Agreement.

At September 30, 2011, we had $6,000,000 in LIBOR loans and $202,807 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 41% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the three months ended September 30, 2011, we were in compliance with all covenants under the Credit Agreement.

On October 18, 2011, we entered into an amendment (the “Amendment”) to our Credit Agreement.  The Amendment (i) extends the term of the $20,000,000 Credit Facility to October 2016, (ii) decreases the interest rate spreads on the outstanding principal balance of the revolving loans to LIBOR plus 1.75% and amends certain covenants including: (a) increasing the amount of capital expenditures that can be incurred in the aggregate during any fiscal year or in any one transaction and (b) permitting us to repurchase up to $2,000,000 of our common stock subject to certain conditions.

Other Borrowings

During the six months ended September 30, 2011, we decreased our LIBOR and insurance financing borrowings by $1,500,000 and $2,031,292, respectively.

We may obtain short-term financing to meet our annual property and casualty insurance needs.  At September 30, 2011, we had no short-term insurance borrowings outstanding as September 30th coincides with the end of our annual property and casualty policy periods.  We have no additional lines of credit other than as described above.

Investing

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $1,123,184, or 9.4%, to $13,088,330 as of September 30, 2011, from $11,965,146 as of March 31, 2011.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $958,651 at September 30, 2011, compared with $534,253 at March 31, 2011.  Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security officer and aviation services divisions at acceptable margins, while minimizing terminations of contracts with existing customers.  In addition, our growth strategy involves the acquisition and integration of complementary businesses to increase our scale within certain geographical areas, capture market share in the markets in which we operate, enter new markets and improve our profitability.  We intend to pursue acquisition opportunities for contract security officer businesses.  Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions.  Our security services division continues to experience organic growth over recent quarters and over the past few years, as demand for our security services has steadily increased.  Our current focus is on increasing our revenues, as our sales and marketing team and branch managers’ work to develop new business and retain profitable contracts.  However, several of our airline and security services customers have reduced capacity within their systems, which typically results in reductions of service hours provided by us to such customers.  Also, competition from other security services companies impacts our ability to gain or maintain sales, gross margins and/or employees.  Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and are likely to implement additional measures in the future.  Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us.  Additionally, our aviation services division is continually subject to such government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and the document verification process at several of our domestic airport locations.

Our gross profit margin decreased during the six months ended September 30, 2011 to 13.7% of revenues, compared with 14.0% during the corresponding period of the prior year.  We expect our gross profit margins to average between 13.0% and 14.0% of revenue in fiscal 2012 based on current business conditions.  We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have.  However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses.  Annual operating and general and administrative cost reduction opportunities of approximately $1,300,000 were identified and implemented during the first quarter of fiscal 2012.  Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $42.2 million or 60% of our total revenues in the six months ended September 30, 2011.  One security services customer accounted for approximately $16.7 million or 23.6% of our total revenues during the six months ended September 30, 2011.  The loss of this customer or any material reduction in business from this customer would materially and adversely affect our business, financial condition and results of operations.

Our aviation services division generated approximately $28.6 million or 40% of our total revenues in the six months ended September 30, 2011.  During the second half of fiscal 2011, we participated in a competitive bidding process for a major domestic carrier’s aviation services business at both existing and potentially new domestic airport locations.  During the fiscal year ended March 31, 2011, we were advised that we were not the successful bidder to either retain our existing business or be awarded additional new business with such airline carrier.  Our annual revenues from such airline were approximately $8.0 million. Recently, we were advised by such airline that they wished to re-engage us as their service provider at a domestic airport location beginning in November 2011.  The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices.  Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As noted earlier, on February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo, which was amended on October 18, 2011, as described above.  As of the close of business on November 4, 2011, our cash availability was approximately $10,500,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise.  The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the six months ended September 30, 2011, we did not hold a portfolio of securities instruments for either trading or speculative purposes.  Periodically, we hold securities instruments for other than trading purposes.  Due to the short-term nature of our investments, except for marketable equity securities of Delta Air Lines (see “accompanying notes to condensed financial statements-3(a)”), we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes.  Based on our average outstanding balances during the six months ended September 30, 2011, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $30,000 over the remainder of our fiscal year ending March 31, 2012.  For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation and subject to the foregoing, the Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.  There have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2012 ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of material legal proceedings to which we are a party, see Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed on June 24, 2011.

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

Exhibit 99.1 Press Release, dated November 10, 2011 announcing September 30, 2011 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 10, 2011	By:	/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)