Form 10-Q
period 2011-12-31
COMMAND SECURITY CORP
filed 2012-02-10
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock as of February 3, 2012 was 10,741,498.

Table of Contents

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Condensed Statements of Income - three and nine months ended December 31, 2011 and 2010 (unaudited)	3

	Condensed Balance Sheets - December 31, 2011 (unaudited) and March 31, 2011	4

	Condensed Statements of Changes in Stockholders' Equity - nine months ended December 31, 2011 and 2010 (unaudited)	5

	Condensed Statements of Cash Flows - nine months ended December 31, 2011 and 2010 (unaudited)	6-7

	Notes to Condensed Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

SIGNATURES		24

Exhibit 31.1	Certification of Craig P. Coy
Exhibit 31.2	Certification of Barry I. Regenstein
Exhibit 32.1	§1350 Certification of Craig P. Coy
Exhibit 32.2	§1350 Certification of Barry I. Regenstein

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

Revenues	$35,784,511	$37,525,639	$106,678,724	$110,706,205

Cost of revenues	31,256,017	32,070,865	92,411,427	95,019,283

Gross profit	4,528,494	5,454,774	14,267,297	15,686,922

Operating expenses
General and administrative	3,983,518	4,289,553	11,982,515	12,583,583
Provision for doubtful accounts, net	75,112	74,772	152,757	133,975
	4,058,630	4,364,325	12,135,272	12,717,558

Operating income	469,864	1,090,449	2,132,025	2,969,364

Interest income	31	63	91	392
Interest expense	(53,561)	(80,315)	(196,636)	(262,593)
Loss on sale of investment	(2,137)	—	(2,015)	—
Asset dispositions	—	14,169	4,915	17,163

Income before provision for income taxes	414,197	1,024,366	1,938,380	2,724,326

Provision for income taxes	197,000	473,000	992,000	1,263,000

Net income	$217,197	$551,366	$946,380	$1,461,326

Net income per common share
Basic	$.02	$.05	$.09	$.13
Diluted	$.02	$.05	$.09	$.13

Weighted average number of common shares outstanding
Basic	10,855,331	10,874,098	10,870,509	10,872,765
Diluted	10,952,424	11,074,769	10,966,603	11,109,460

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
ASSETS	(Unaudited)

Current assets:

Cash and cash equivalents	$11,324	$3,463,461
Accounts receivable, net of allowance for
doubtful accounts of $628,323 and $306,469, respectively	23,871,772	21,712,418
Prepaid expenses	1,792,324	1,822,640
Other assets	3,459,106	3,035,988
Total current assets	29,134,526	30,034,507

Furniture and equipment at cost, net	398,692	538,414

Other assets:
Intangible assets, net	3,577,076	4,022,955
Restricted cash	83,004	82,970
Other assets	2,982,383	2,863,213
Total other assets	6,642,463	6,969,138

Total assets	$36,175,681	$37,542,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,284,572	$534,253
Current maturities of obligations under capital leases	—	43,235
Short-term borrowings	8,994,284	9,531,292
Accounts payable	884,078	617,039
Accrued expenses and other liabilities	4,817,043	7,343,542
Total current liabilities	15,979,977	18,069,361

Insurance reserves	608,008	719,630
Obligations under capital leases, due after one year	—	—
Total liabilities	16,587,985	18,788,991

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	—	—
Common stock, $.0001 par value	1,074	1,087
Additional paid-in capital	16,650,534	16,718,779
Accumulated earnings	3,154,153	2,207,773
Accumulated other comprehensive loss	(218,065)	(174,571)
Total stockholders’ equity	19,587,696	18,753,068

Total liabilities and stockholders’ equity	$36,175,681	$37,542,059

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Additional Paid-In Capital		Accumulated Earnings

Balance at March 31, 2010	$—	$1,087	$(48,523)	$16,243,153		$587,518

Options exercised				8,099

Stock compensation cost				361,481

Other comprehensive loss (a)			(12,666)

Net income – nine months ended
December 31, 2010					_	1,461,326

Balance at December 31, 2010	—	1,087	(61,189)	16,612,733		2,048,844

Options exercised				1

Stock compensation cost				106,045

Other comprehensive loss (a)			(113,382)

Net income – three months ended
March 31, 2011						158,929

Balance at March 31, 2011	—	1,087	(174,571)	16,718,779		2,207,773

Stock compensation cost				142,745

Other comprehensive loss (a)			(43,494)

Repurchase and retirement of shares		(13)		(210,990)

Net income – nine months ended
December 31, 2011						946,380

Balance at December 31, 2011	$—	$1,074	$(218,065)	$16,650,534		$3,154,153

(a)	– Represents unrealized loss on marketable securities.

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31,
	2011	2010

Cash flow from operating activities:
Net income	$946,380	$1,461,326
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	635,319	689,905
Provision for doubtful accounts, net	321,854	(147,916)
Gain on asset dispositions	(4,915)	(17,163)
Loss on sale of investments	2,015	—
Stock based compensation costs	142,745	361,481
Insurance reserves	(111,622)	(97,928)
Deferred income taxes	(169,252)	(292,704)
Restricted cash	(34)	(126)
Decrease in receivables, prepaid expenses
and other current assets	706,763	2,590,131
Decrease in accounts payable and other current liabilities	(2,259,460)	(2,000,769)
Net cash provided by operating activities	209,793	2,546,237

Cash flows from investing activities:
Purchases of equipment	(53,445)	(214,664)
Proceeds from asset dispositions	8,641	17,167
Proceeds from sales of marketable securities	68,248	—
Net cash provided by (used in) investing activities	23,444	(197,497)

Cash flows from financing activities:
Net repayments on short-term borrowings	(4,181,455)	(4,172,832)
Increase in checks issued in advance of deposits	750,319	723,555
Repurchase and retirement of shares	(211,003)	—
Proceeds from option exercises	—	8,099
Principal payments on capital lease obligations	(43,235)	(86,154)
Net cash used in financing activities	(3,685,374)	(3,527,332)

Net change in cash and cash equivalents	(3,452,137)	(1,178,592)

Cash and cash equivalents, beginning of period	3,463,461	1,211,948

Cash and cash equivalents, end of period	$11,324	$33,356

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:	2011	2010

Interest	$208,784	$265,024
Income taxes	872,536	1,727,755

Supplemental Schedule of Non-Cash Investing and Financing Activities

During the nine months ended December 31, 2011 and 2010, the Company received $73,902 and $95,387, respectively, in marketable securities related principally to the bankruptcy filing of a security services customer. These amounts have been excluded from the operating activities on the condensed statements of cash flows presented.

The Company may obtain short-term premium financing to assist with meeting its annual property and casualty insurance needs. For the nine months ended December 31, 2011 and 2010, $3,644,447 and $3,724,035, respectively, was financed for this purpose. These insurance premium financings have been excluded from the condensed statements of cash flows presented.

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

In December 2011, the FASB issued updated authoritative guidance related to new disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to a netting arrangement. The updated authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We are currently evaluating the potential impact, if any, of the adoption of this updated authoritative guidance on our financial statement disclosures.

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

On February 12, 2009, we entered into a $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was amended in October 2011 (see below) matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $3,000,000. The Credit Agreement also provided for interest to be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Credit Agreement) plus 1.50%. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Credit Agreement) plus 2.75% (see below).

On October 18, 2011, the Company entered into an amendment (the “Amendment”) to its Credit Agreement. The Amendment (i) extends the term of the $20,000,000 Credit Agreement to October 2016, (ii) decreases the interest rate spreads on the outstanding principal balance of the revolving loans to LIBOR plus 1.75% and amends certain covenants including: (a) increasing the amount of capital expenditures that can be incurred in the aggregate during any fiscal year or in any one transaction and (b) permitting the Company to repurchase up to $2,000,000 of its common stock subject to certain conditions.

As of December 31, 2011, the interest rates were 2.375% and 2.125% for revolving and LIBOR loans, respectively. Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the original three year term of the Credit Agreement.

At December 31, 2011, we had $5,000,000 and $1,073,151 in LIBOR and revolving loans, respectively, and $202,807 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 38% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended December 31, 2011, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At December 31, 2011, we had $2,921,133 of short-term insurance borrowings outstanding.

3.	Other Assets:

Other assets consist of the following:	December 31,	March 31,
	2011	2011

Workers’ compensation insurance	$3,420,945	$2,894,125
Other receivables	32,661	141,363
Security deposits	197,473	199,339
Deferred tax asset	2,578,130	2,408,878
Other (a)	212,280	255,496
	6,441,489	5,899,201
Current portion	(3,459,106)	(3,035,988)

Total non-current portion	$2,982,383	$2,863,213

(a)	Included in other assets are marketable securities. Our marketable equity securities were measured at fair value using quoted market prices. They were classified as Level 1, in accordance with the FASB ASC 820-10 hierarchy, as they trade in an active market for which closing stock prices are readily available. The cost basis of investments included in other assets at December 31, 2011 and March 31, 2011 was $431,597 and

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

$428,769, respectively. The fair value of investments included in other assets at December 31, 2011 and March 31, 2011 was $213,532 and $255,496, respectively, resulting in unrealized losses of $218,065 and $174,571, respectively. As of December 31, 2011 and March 31, 2011, approximately 99%, of both the $218,065 and $174,571 of unrealized losses that were in continuous unrealized positions for more than twelve months relate to one issuer, Delta Air Lines (“Delta”)($217,372 and $173,022, or 51% and 40% of cost, respectively). This security was principally acquired during 2007 and 2008. At December 31, 2011 and March 31, 2011, we reviewed publicly available information on Delta and concluded that their underlying business was financially sound and continued to possess significant future earnings potential, and that it is likely that their stock price will eventually exceed our original cost. We also concluded that the market price declines in Delta of 51% and 40% as of December 31, 2011 and March 31, 2011, respectively, were not extraordinary given their completion of integration with Northwest Airlines, economic and other airline industry conditions prevalent in 2011 and 2010. These investments in marketable equity securities primarily of companies in the airline industry have been in an unrealized loss position for more than twelve months and are classified as available-for-sale and reported in the condensed balance sheets at fair value. We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. We believe it is reasonably possible that the market price of Delta will recover to our cost within the next one to two years assuming that there are no material adverse events affecting Delta or the airline industry in which it operates. Based on our evaluation of the near-term prospects of the issuers and our ability and intent to hold these investments for a reasonable period sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at December 31, 2011.

The following table sets forth our marketable equity securities by level within the fair value hierarchy as of December 31, 2011 and March 31, 2011:

	Level 1	Level 2	Level 3	Total
December 31, 2011:
Marketable equity securities	$213,532	$—	$—	$213,532
March 31, 2011:
Marketable equity securities	$255,496	$—	$—	$255,496

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	December 31,	March 31,
	2011	2011
Payroll and related expenses	$3,744,429	$6,022,642
Taxes and fees payable	747,191	681,332
Accrued interest payable	7,279	22,677
Other	318,144	616,891

Total	$4,817,043	$7,343,542

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $578,777 and $615,515 and $1,791,694 and $2,043,671 for the three and nine months ended December 31, 2011 and 2010, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and nine months ended December 31, 2011 and 2010.

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

8.	Issuer Purchases of Equity Securities:

During December 2011, we repurchased shares of our common stock having a value of $208,236 pursuant to our share repurchase program. The number and average price of shares purchased in December 2011 are set forth in the table below:

Period	Total Number of Shares Purchased as Part of Program	Average Price Paid per Share	Dollar Value of Shares that May Yet Be Purchased Under the Program
Dec. 8 – 16, 2011	136,600	$1.52	$1,791,764

Under our stock repurchase program, we repurchase our common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par being charged against paid-in capital. All shares repurchased have been retired. The program does not have a prescribed expiration date.

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

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $142,745 and $361,481 for stock based compensation have been recorded for the nine months ended December 31, 2011 and 2010, respectively.

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

Results of Operations

Revenues

Our revenues decreased by $1,741,128, or 4.6%, to $35,784,511 for the three months ended December 31, 2011, from $37,525,639 in the corresponding period of the prior year. The decrease in revenues for the three months ended December 31, 2011 was mainly due to: (i) the previously reported loss of a major domestic carrier’s aviation services business at six domestic airport locations during the latter half of fiscal 2011 of approximately $1,900,000; (ii) the loss of security services contracts for a Silicon Valley technology company, a Silicon Valley semiconductor equipment manufacturer’s facility in New York and a company that provides distribution services to a grocery retailer in New Jersey of approximately $680,000; (iii) reductions in security services hours associated with a large banking and financial services organization of approximately $580,000 and (iv) reductions in service hours and rates of approximately $270,000 associated with the renewal of a contract with a major international carrier at John F. Kennedy International Airport (“JFK”). The decrease in our revenues was partially offset by: (i) increased revenues of approximately $1,040,000 associated with an expansion of services provided under a contract with a major transportation company; (ii) a new aviation services contract with a municipal airport authority of approximately $310,000 and (iii) expansion of services to new and existing security and aviation customers that resulted in additional aggregate revenues of approximately $480,000.

Our revenues decreased by $4,027,481, or 3.6%, to $106,678,724 for the nine months ended December 31, 2011, from $110,706,205 in the corresponding period of the prior year. The decrease in revenues for the nine months ended December 31, 2011 was mainly due to: (i) the previously reported loss of a major domestic carrier’s aviation services business at six domestic airport locations during the latter half of fiscal 2011 of approximately $6,500,000; (ii) the loss of security services contracts for a Silicon Valley technology company, a Silicon Valley semiconductor equipment manufacturer’s facility in New York and a company that provides distribution services to a grocery retailer in New Jersey of approximately $1,440,000; (iii) reductions in security services hours associated with a large banking and financial services organization of approximately $1,450,000 and (iv) reductions in service hours and rates of approximately $250,000 associated with the renewal of a contract with a major international carrier at JFK. The decrease in our revenues was partially offset by: (i) increased revenues of approximately $3,230,000 associated with an expansion of services provided under a contract with a major transportation company; (ii) a new aviation services contract with a municipal airport authority of approximately $970,000 and (iii) expansion of services to new and existing security and aviation customers that resulted in additional aggregate revenues of approximately $1,790,000.

Gross Profit

Our gross profit decreased $926,280 or 17.0%, to $4,528,494 (12.7% of revenues) for the three months ended December 31, 2011, from $5,454,774 (14.5% of revenues) in the corresponding period of the prior year. The decrease was due mainly to: (i) the loss of a major domestic carrier’s aviation services business as noted above; (ii) the loss of security services contracts for a technology company, semiconductor equipment manufacturer and a company that provides distribution services to a grocery retailer as described above; (iii) reductions in security services hours associated with a large bank and financial services organization; (iv) reductions in service hours and rates associated with the renewal of a contract at JFK as noted above; (v) additional federal unemployment tax surcharges associated with several states in which we operate that had Federal Unemployment Trust Fund loans, taken to keep their unemployment insurance benefit programs solvent during recent periods of extended high unemployment and (vi) professional and related fees principally associated with settlement of employment related claims. The decrease in gross profit was partially offset by expansion of security services to a major transportation company and services provided to new and existing security and aviation customers as described above.

Our gross profit decreased $1,419,625, or 9.0%, to $14,267,297 (13.4% of revenues) for the nine months ended December 31, 2011, from $15,686,922 (14.2% of revenues) in the corresponding period of the prior year. The decrease was due mainly to: (i) the loss of a major domestic carrier’s aviation services business as noted above; (ii) the loss of security services contracts for a technology company, semiconductor equipment manufacturer and a company that provides distribution services to a grocery retailer as described above; (iii) reductions in security services hours associated with a large bank and financial services organization; (iv) reductions in service hours and rates associated with the renewal of a contract at JFK as noted above; (v) additional federal and state unemployment tax surcharges as described above and (vi) professional and related fees principally associated with settlement of employment related claims. The decrease in gross profit was partially offset by: (i) expansion of security services to a major transportation company as noted above; (ii) expansion of services provided to new and existing security and aviation customers as discussed above and (iii) lower costs associated with our workers’ compensation insurance program.

General and Administrative Expenses

Our general and administrative expenses decreased by $306,035, or 7.1%, to $3,983,518 (11.1% of revenues) for the three months ended December 31, 2011, from $4,289,553 (11.4% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the three months ended December 31, 2011 resulted primarily from lower executive salaries resulting mainly from reorganizing our regional and local branch management, which was partially offset by higher legal and executive search fees.

Our general and administrative expenses decreased by $601,068 or 4.8%, to $11,982,515 (11.2% of revenues) for the nine months ended December 31, 2011, from $12,583,583 (11.4% of revenue) in the corresponding period of the prior year. The decrease in general and administrative expenses for the nine months ended December 31, 2011 resulted primarily from lower: (i) executive salaries resulting mainly from reorganizing our regional and local branch management and (ii) stock based compensation costs, which were partially offset by higher legal and executive search fees.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended December 31, 2011 was comparable with the corresponding period of the prior year. The slight increase in the provision for doubtful accounts for the three months ended December 31, 2011 related primarily to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year period.

The provision for doubtful accounts increased by $18,782 for the nine months ended December 31, 2011 compared with the corresponding period of the prior year. The increase in the provision for doubtful accounts for the nine months ended December 31, 2011 related primarily to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year period.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments in cases where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance for doubtful accounts as our management deems them to be uncollectible. We do not know if bad debts will increase in future periods nor do we believe that the increase in the provision for doubtful accounts during the nine months ended December 31, 2011 compared with the corresponding period of the prior year is indicative of a trend.

Interest Income

Interest income for the three and nine months ended December 31, 2011 principally represents interest earned on cash balances and was comparable with the corresponding periods of the prior year.

Interest Expense

Interest expense decreased by $26,754, or 33.3%, to $53,561 for the three months ended December 31, 2011, from $80,315 in the corresponding period of the prior year, and by $65,957, or 25.1%, to $196,636 for the nine months ended December 31, 2011, from $262,593 in the corresponding period of the prior year. The decrease in interest expense for the three and nine months ended December 31, 2011 was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo and reduced borrowing rates, described below.

Asset Dispositions

Asset dispositions result primarily from the sale of vehicles, office equipment and security equipment in the ordinary course of business at prices above or below book value.

The gains on asset dispositions for the nine months ended December 31, 2011 and 2010 were primarily due to the disposition of transportation equipment at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes decreased by $276,000 for the three months ended December 31, 2011 compared with the corresponding period of the prior year due mainly to the decrease in our pre-tax earnings for the three months ended December 31, 2011.

Provision for income taxes decreased by $271,000 for the nine months ended December 31, 2011 compared with the corresponding period of the prior year due mainly to the decrease in our pre-tax earnings for the nine months ended December 31, 2011 partially offset by the loss of deferred tax assets resulting from the cancellation of stock options previously held by former employees and directors.

Liquidity and Capital Resources

We pay employees and administrative service clients on a weekly basis, while customers generally pay for our services within approximately 60 days after we bill them. We maintain a commercial revolving loan arrangement, currently with Wells Fargo. We fund our payroll and operations primarily through borrowings under our $20,000,000 credit facility with Wells Fargo (the “Credit Agreement”), described below under “Wells Fargo Revolving Credit Facility.”

We principally use short-term borrowings under our Credit Agreement to fund our accounts receivable.  Our short-term borrowings have supported the increase in accounts receivable associated with our organic growth.  We intend to continue to use short-term borrowings to support our working capital requirements.

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

Wells Fargo Revolving Credit Facility

On February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo. This credit facility, which was amended in October 2011 as described below, matures in October 2016, and contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

As of December 31, 2011, the interest rates were 2.375% and 2.125% for revolving and LIBOR loans, respectively. Closing costs for the Credit Agreement totaled $314,706 and are being amortized over the original three year term of the Credit Agreement.

At December 31, 2011, we had $5,000,000 and $1,073,151 in LIBOR and revolving loans, respectively, and $202,807 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 38% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended December 31, 2011, we were in compliance with all covenants under the Credit Agreement.

Other Borrowings

During the nine months ended December 31, 2011, we decreased our LIBOR and revolving loan borrowings by $1,426,849.

We may obtain short-term premium financing to assist with meeting our annual property and casualty insurance needs. At December 31, 2011, we had $2,921,133 of short-term insurance financing outstanding. We have no additional lines of credit other than as described above.

Investing

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $1,189,403, or 9.9%, to $13,154,549 as of December 31, 2011, from $11,965,146 as of March 31, 2011.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,284,572 at December 31, 2011, compared with $534,253 at March 31, 2011. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

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

Our gross profit margin decreased during the nine months ended December 31, 2011 to 13.4% of revenues, compared with 14.2% during the corresponding period of the prior year. We expect our gross profit margins to average between 13.0% and 14.0% of revenue in fiscal 2012 based on current business conditions. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses. Annual operating and general and administrative cost reduction opportunities of approximately $1,300,000 were identified and implemented during the first quarter of fiscal 2012. Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $63.8 million or 60% of our total revenues in the nine months ended December 31, 2011. One security services customer accounted for approximately $25.8 million or 24.2% of our total revenues during the nine months ended December 31, 2011. The loss of this customer or any material reduction in business from this customer would materially and adversely affect our business, financial condition and results of operations.

Our aviation services division generated approximately $42.8 million or 40% of our total revenues in the nine months ended December 31, 2011. During the second half of fiscal 2011, we participated in a competitive bidding process for a major domestic carrier’s aviation services business at both existing and potentially new domestic airport locations. During the fiscal year ended March 31, 2011, we were advised that we were not the successful bidder to either retain our existing business or be awarded additional new business with such airline carrier. Our annual revenues from such airline were approximately $8.0 million. During the current quarter, we were advised by such airline that they wished to re-engage us as their service provider at a domestic airport location beginning in November 2011. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. On November 29, 2011, the AMR Corporation, the parent company of American Airlines (“AMR”), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. AMR’s filing for Chapter 11 bankruptcy protection did not have a material adverse impact on our liquidity, financial condition and results of operations and we are continuing to operate under the original contract between the Company and American Airlines. However, additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As noted earlier, on February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo, which was amended on October 18, 2011, as described above. As of the close of business on February 3, 2012, our cash availability was approximately $10,400,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended December 31, 2011, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, except for marketable equity securities of Delta Air Lines (see “accompanying notes to condensed financial statements-3(a)”), we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the nine months ended December 31, 2011, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $15,000 over the remainder of our fiscal year ending March 31, 2012. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Principal Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the reasonable assurance level.

An evaluation was performed under the supervision and with the participation of management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011. There have been no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2012 ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 99.1 Press Release, dated February 10, 2012 announcing December 31, 2011 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: February 10, 2012	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

