Form 10-K
period 2012-03-31
COMMAND SECURITY CORP
filed 2012-06-28
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-33525

Command Security Corporation
(Exact name of registrant as specified in its charter)

New York	14-1626307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1133 Route 55, Suite D, Lagrangeville, New York (Address of principal executive offices)	12540 (Zip Code)

Registrant’s telephone number, including area code: (845) 454-3703

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $14,455,222 as of September 30, 2011. The closing price of the registrant’s common stock on September 30, 2011, as reported on the NYSE MKT, was $1.71 per share.

In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 9,666,498 outstanding shares of the registrant’s common stock as of June 8, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 5, 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Parts II and III hereof from the registrant’s definitive proxy statement relating to the registrant’s 2012 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the close of the registrant’s fiscal year ended March 31, 2012.

Command Security Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2012

Table of Contents

Page

PART I

Item 1. Business	2 - 5

Item 1A. Risk Factors	5 - 9

Item 1B. Unresolved Staff Comments	9

Item 2. Properties	9 - 11

Item 3. Legal Proceedings	11

Item 4. Mine Safety Disclosures	11

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12 - 13

Item 6. Selected Financial Data	13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 19

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	20

Item 8. Financial Statements and Supplementary Data	20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20

Item 9A. Controls and Procedures	20

Item 9B. Other Information	20

PART III

Item 10. Directors, Executive Officers and Corporate Governance	21

Item 11. Executive Compensation	21

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21

Item 13. Certain Relationships and Related Transactions, and Director Independence	21

Item 14. Principal Accounting Fees and Services	21

PART IV

Item 15. Exhibits, Financial Statement Schedules	22

Signatures	23

PART I

ITEM 1. BUSINESS.

General

Command Security Corporation (the “Company,” or “we”) was incorporated in New York in 1980 and principally provides uniformed security officers, aviation security services and support security services to commercial, financial, industrial, aviation and governmental customers throughout the United States. We provide our security services to our customers through our security, aviation and support services divisions.

The security services division provides security services to governmental, quasi-governmental and financial institutions, healthcare facilities, colleges and universities, residential communities, commercial real estate, and industrial, distribution, logistics and retail customers. Our security services include providing armed and unarmed uniformed security personnel for access control, mobile patrols, traffic control, security console/system operators and fire safety directors, as well as providing personnel for communication, reception, concierge and front desk/doorman operations. The security services division generated approximately $84.9 million, or 60.0% of our total revenues for the fiscal year ended March 31, 2012.

The aviation services division provides aviation security services to more than 100 domestic and international airlines, airports, airport authorities and the general aviation community at approximately twenty international airports and five regional airports. Our aviation security division provides a variety of uniformed services for domestic and international air carriers, including security for airlines, aircraft, passengers and cargo; baggage screening, wheelchair escort services featuring the Company’s proprietary SmartWheelTM technology, special escort services and skycap services. The aviation services division generated approximately $56.4 million, or 39.9% of our total revenues for the fiscal year ended March 31, 2012.

The support services division provides support services to other security services firms and police departments, including providing back office support services under administrative service agreements. The support services division generated approximately $0.2 million, or 0.1% of our revenues for the fiscal year ended March 31, 2012.

Operations

As a licensed watch guard and patrol agency, our security services division provides security officers to our customers to protect people and property; prevent the theft of property; and deter, observe, detect and report security threats. We conduct our security services business principally by providing security officers and other personnel who are, depending on the particular requirements of the customer, uniformed or plain-clothed, armed or unarmed, and who patrol in marked radio cars or stand duty on the premises at stationary posts such as fire stations, reception areas or video monitors. Our security officers maintain contact with their headquarters or supervisors via car radio, hand-held radios or cell phones. In addition to the more traditional tasks associated with access control and theft prevention, our security officers respond to emergency situations and report fires, natural disasters, work accidents and medical crises to the appropriate authorities. We provide security officer services to many of our industrial, commercial and residential property management customers on a 24-hours a day basis, 365 days per year. For these customers, security officers are on hand to provide plant security, access control, personnel security checks and traffic and parking control and to protect against fire, theft, sabotage and safety hazards. Our other customers include retail establishments, hospitals and government facilities. We also provide specialized vehicle patrol and inspection services.

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

Our operations are divided into five geographical regions, each of which is managed by a vice president/general manager responsible for developing and executing our regional business plan based on the demand, needs and competition in our regional markets. While each regional business plan is based on our overall corporate strategy, our regional general managers evaluate and recommend programs and initiatives designed to build success in their particular regional markets. The primary mission of the regional general manager is to follow through on our focus on customer service to ensure that customer expectations are being met. They also are expected to manage the growth and profitability of their regions’ operations. We have approximately 35 offices and operate throughout the United States, including in Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Maine, Maryland, Massachusetts, Minnesota, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, South Dakota, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin and Wyoming. We frequently establish offices close to our customers and delegate responsibility and decision-making authority to our local managers to ensure customer satisfaction. Our managers have ongoing contact with our customers so they can promptly and effectively anticipate and respond to the needs of customers and security officers. Our managers play an important role in maintaining service quality and assisting with sales and marketing efforts. We believe that, in most situations, providing a single individual with responsibility for the customer relationship results in better supervision, quality control and greater responsiveness to customer needs. Our sales and marketing efforts are designed to focus on customers located primarily in urban centers and other concentrated business districts in major metropolitan areas and select suburban areas with a high density of businesses.

We generally render our security services pursuant to a standard form security services agreement that specifies the personnel and/or equipment to be provided by us at one or more designated locations and the applicable payment rates, which typically are hourly rates per person. Our rates vary depending on whether our services are provided during normal business hours, overtime or during holidays, as well as the length of time for which we are being engaged. We assume responsibility for a variety of functions, including scheduling of our personnel for each customer site, paying all security officers and providing uniforms, training, equipment, supervision, fringe benefits and workers' compensation insurance. These security services agreements also provide our customers with flexibility by permitting reduction or expansion of the security force on relatively short notice by our customers. We are responsible for preventing the interruption of security services as a consequence of illness, vacations or resignations of our security officers. In most cases our customers also agree not to directly hire any of our security personnel for at least 180 days after the termination of their engagement with us. Each security services agreement may be terminated by our customer or us, typically upon not less than thirty days prior written notice. We may also terminate an agreement immediately upon default by the customer in payment of our fees, or if the customer is involved in a bankruptcy or similar insolvency event.

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

We are increasingly dependent on information technology networks and systems to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for electronic communications among our locations around the country and between our personnel and our customers and suppliers. We use sophisticated electronic security and access control equipment, including computerized watchkey systems and video surveillance equipment. Electronic accountability technology logs officer patrols and generates user-friendly reports for customer and internal use.

We use technology to support efficiency, accuracy, and dependability in our administrative functions. Scheduling, payroll, billing, training, inventory and e-procurement are integrated through a third party vendor software platform. This software platform is used to provide financial, labor and operations management services to all of our customers.

Employee Recruitment and Training

We believe that the high quality of our security officers is essential to our ability to offer effective and reliable services to our customers. We encourage the retention of our security officers and seek to control our operating costs through effective management of the hiring process, including extensive candidate screening, training and development. We require all applicants for security officer positions to undergo a detailed pre-employment interview and a background investigation covering such areas as past employment, education, military service, medical history and, subject to applicable state laws, criminal and other background searches. Employees are selected based on a number of criteria, including physical fitness, maturity, experience, personality, perceived stability and reliability, among others. We frequently conduct medical examinations and substance abuse testing on potential candidates, subject to applicable laws and regulations. Our security officers and other personnel supplied to our customers are employees of our company, even though they may be stationed regularly at our customer’s facilities.

We are committed to ensuring that our staff not only meet all state and federal requirements for training, but also our own rigorous standards in specialized areas including: terrorism response, CPR, first-aid, fire safety, crowd and riot control, media interaction, public relations, crisis management and emergency situations. Additionally, we provide our employees with site-specific training to meet the needs of individual industries, facilities and customers.

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

We are an equal opportunity employer and make all employment-related decisions without regard to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation.

Significant Customers

For the fiscal year ended March 31, 2012, we generated revenues of approximately $34,412,000 from services we provided to Federal Express (“FedEx”), which represented approximately 24% of our total revenues during such period. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing.”

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

See “Notes to Financial Statements—Note 10 Concentrations of Credit Risk,” and “Notes to Financial Statements—Note 11 Significant Customers.”

Competition

The contract security officer segment of the security services business is highly competitive, labor intensive and substantially affected by the cost of labor and by the availability of qualified personnel. Our ability to provide the required number of competent, trained personnel in a timely manner is critical to retaining our business, containing payroll costs and avoiding undue insurance exposure. To meet these goals, we strive to successfully manage our human resources needs through manpower planning, quality control and risk management, while focusing on financial management and effective sales and marketing strategies.

Although most of our contracts may be terminated by us or by our customers at our or their discretion, we minimize customer attrition by adhering to basic performance standards in meeting essential customer requirements. While all security service companies experience customer attrition, we have historically been successful in renewing contracts with existing customers.

We believe that a customer’s selection of a company to provide security services is based primarily on price, quality of services provided, scope of services performed, name recognition, recruiting, training, the extent and quality of security officer supervision and the ability to handle multiple worksites on a nationwide basis. It has become more common for our customers to select security service providers through competitive bid processes intended to procure quality services at lower prices. Some of our competitors may be willing to provide services at lower prices, accept a lower profit margin or expend more capital in order to obtain or retain business. As we have expanded our operations, we have had to compete more frequently against larger national companies, such as Securitas North America, G4S Secure Solutions (USA), AlliedBarton Security and Guardsmark, LLC, all which have substantially greater financial and other resources, personnel and facilities than us. These competitors also offer a range of security and investigative services that are at least as extensive as, and directly competitive with, the services that we offer. In addition, we compete with many regional and local organizations that offer substantially all of the services that we offer to our customers and that may have better knowledge of the local conditions in their regions and increased local visibility, which may provide such companies with a competitive edge. Our management believes that we have been able to successfully compete on the basis of the quality of our services, our personal relationships with our customers and our reputation. Particularly with respect to certain of our markets, management believes we enjoy a favorable competitive position because of our emphasis on customer service, supervision and training. However, we cannot assure you that we will be able to continue to effectively compete with other companies, particularly those having greater financial and other resources, personnel and facilities. See “Risk Factors—Competition.”

Government Regulation

We are subject to a large number of city, county and state firearm and occupational licensing laws and regulations that apply to security officers and private investigators. In addition, many states have laws requiring training and registration of security officers, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond, surety or insurance standards. As required, we are licensed to provide private security services in each of the states in which we do business. We may incur penalties and fines as the result of licensing irregularities or the misconduct of one of our security officers from time to time in the ordinary course of our business. However, our management believes we are in material compliance with all applicable laws and regulations. See “Risk Factors—Regulation.”

Employees

Our business is labor intensive and is consequently affected by the availability of qualified personnel and the cost of labor. Although the security services industry is characterized by high turnover, we have not experienced any material difficulty in hiring qualified security officers. In some cases, when labor has been in short supply, we have been required to pay higher wages and/or incur overtime charges. We have approximately 5,100 total employees, including 4,200 full-time employees, the majority of whom are hourly service workers, and approximately 215 of whom serve as managers, administrative employees and executives in 35 offices nationwide.

Approximately 80% of our employees do not belong to a labor union. The balance of our employees are members of labor unions including, in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International and LaGuardia airports. Our unionized employees work under collective bargaining agreements with the following unions: Allied International Union, Allied Services Division of the Transportation Communications International Union and Special & Superior Officers Benevolent Association. In the past, our employees at Los Angeles International Airport worked under a collective bargaining agreement with a local uncertified union. On December 30, 2011, we terminated that collective bargaining agreement in accordance with the majority vote of the subject employees.  The union has attempted to overturn the termination before the National Mediation Board and to date such efforts have been unsuccessful.  Many of our competitors’ employees in New York City are also unionized. Our relations with our employees are satisfactory, and we have not experienced any work stoppages as a result of labor disputes.

Intellectual Property

We own the service marks “Command Security Corporation,” “CSC” and the “CSC Plus” design for security officer, detective, private investigation services and security consulting services. We also own the service marks “STAIRS” and “Smart Guard.”

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

We cannot assure you that we will be able to complete acquisitions that we believe are necessary to complement our growth strategy on acceptable terms, or at all. Further, if we do not successfully integrate the operations of any companies that we have acquired or subsequently acquire, we may not achieve the potential benefits of such acquisitions.

Additional Financing

We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditures and debt service requirements for the foreseeable future. However, we cannot assure you that this will be the case, and we may be required to obtain additional financing to maintain and expand our existing operations through the sale of our securities, an increase in borrowings under our credit facilities or otherwise. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

Credit and Security Agreement

Our Credit and Security Agreement contains covenants that impose operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities and taking certain corporate actions. These restrictions may limit our ability to:

•	guarantee additional indebtedness;
•	pay dividends and make distributions;
•	make certain investments;
•	repurchase stock;
•	incur liens;
•	transfer or sell assets;
•	enter into sale and leaseback transactions;
•	merge or consolidate; and
•	engage in a materially different line of business.

The limits set forth in these covenants may adversely affect our ability to finance future operations or capital needs.

Competition

Our assumptions regarding projected results depend largely upon our ability to retain substantially all of our current customers and obtain new customers. Retention is affected by several factors including, but not limited to, regulatory limitations, the quality of the services that we provide, the quality and pricing of comparable services offered by competitors and continuity of our management and non-management personnel. The contract security officer industry is intensely competitive. There are several major national competitors with substantially greater financial and other resources than we have and that, therefore, have the ability to provide more attractive service, cost and compensation incentives to customers and employees than we are able to provide. We also compete with smaller local and regional companies whose familiarity with local markets gives them a competitive advantage. There can be no assurance that we will continue to retain customer accounts at historic levels in an increasingly competitive market. In addition, there can be no assurance that we will be able to acquire new customer accounts and retain existing customer accounts on terms as favorable as those previously available, and if we are unable to do so our profitability will be adversely affected.

Indemnification Obligations

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

Professional Reputation

We depend to a large extent on our relationships with our customers and our reputation for quality contract security services. Our customers’ expectations and perception of the quality of our services are in large part determined by the satisfaction they derive from contact with our managers. A well-publicized security incident or breach at one or more of our customers’ locations could result in a negative perception of our services, damage to our reputation and the loss of existing or potential customers, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in Accounting Standards and Taxation Requirements

New accounting standards or pronouncements that become applicable to us and our financial statements from time to time, and changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. We are also subject to income and various other taxes in the numerous jurisdictions where we generate revenues. Increases in income or other tax rates or bases could reduce our after-tax results from affected jurisdictions in which we operate.

Collective Bargaining Agreements and Organized Labor Action

Many of our employees at our operating locations are covered by collective bargaining agreements. If we are unable to renew such agreements on satisfactory terms, our labor costs could increase, which would negatively affect our business, financial condition and results of operations.

The security industry has been the subject of campaigns to increase the number of unionized employees. In addition, strikes or work stoppages at our locations could impair our ability to provide required services to our customers, which would reduce our revenues and expose us to customer claims. Although we believe that our relations with our employees are satisfactory, we cannot assure you that organized labor action at one or more of our operating locations will not occur, or that any such activities, or any other labor difficulties at our operating locations, would not adversely affect our business, financial condition and results of operations.

Cost Management

Our largest expenses are for payroll and related taxes and employee benefits. Most of our service contracts provide for fixed hourly billing rates, and some of our service contracts provide for payments of either fixed fees or fees that increase by only small amounts during the terms of such service contracts. Competitive pressures in the security and aviation services industries may prevent us from increasing our hourly billing rates on contract anniversary or renewal dates. Our profitability will be adversely affected if, due to inflation, collective bargaining or other causes, including increases in statutory payroll taxes, we are compelled to increase the wages, salaries and related benefits of our employees in amounts that exceed the amount that we can pass on to our customers through increased billing rates charged under our service contracts.

Our ability to realize financial expectations will be largely dependent upon management’s ability to maintain or increase gross margins, which in turn will be determined in large part by management's ability to control our expenses. However, to a significant extent, certain costs are not within the control of management, and margins may be adversely affected by a number of items, including litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs. Our business, financial condition and results of operations will be adversely affected if the costs associated with these items are greater than we anticipate.

Collection of Accounts Receivable

We extend credit to our customers primarily through the use of weekly billing due within 30 days of the invoice date. The aviation industry in general poses a high degree of customer credit risk. Any default in the payment of accounts receivable by one or more of our significant customers due to bankruptcy or otherwise could have a material adverse impact on our liquidity, results of operations and financial condition. See “Notes to Financial Statements—Note 10 Concentrations of Credit Risk.”

Loss of Customers

Our success depends in part upon retaining our large security and aviation services customers, including FedEx. See “Business—Significant Customers.” In general, security services companies such as ours face the risk of losing customers as a result of the expiration or termination of a contract, or as a result of a merger or acquisition or business failure involving our large customers, or the selection by such customers of another provider of security services. We generate a significant portion of our revenues from large security services and airline customers, some of which are experiencing substantial financial difficulties. We cannot assure you that we will be able to retain all or a substantial portion of our long-term or significant customers or develop relationships with new significant customers in the future.

Our standard customer contract is a one-year contract that may be terminated by either us or our customer on 30 days’ written notice at any time. We serve certain of our customers under month-to-month extensions of these written contracts. If we are not able to maintain our existing security service contracts or obtain additional security service contracts, our business, financial condition and results of operations will be adversely affected.

Significant Customer

We rely on FedEx for a significant portion of our revenues. During Fiscal 2012, FedEx represented approximately 24% of our total revenues. Our net sales and operating income could fluctuate significantly due to the loss of, reduction of business with, or less favorable terms for FedEx. A reduction in business with FedEx, or a delay or default in payment by FedEx could materially harm our results of operations and liquidity.

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

Concentration of Stock Ownership

Although none of our directors and officers has any agreement relating to the manner in which they will vote their shares of our common stock, such parties together own shares representing approximately 33% of the combined voting power of our outstanding common stock. The concentration of ownership among these shareholders could give them the power to influence the outcome of substantially all matters subject to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. Such decisions may conflict with the interests of our other shareholders.

Stock Price Volatility

The stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. The market price of our common stock may also fluctuate as a result of variations in our operating results. Due to the nature of our business, the market price of the common stock may fall in response to a number of factors, some of which are beyond our control, including: announcements of competitive developments by others; changes in estimates of our financial performance or changes in recommendations by securities analysts; any loss by us of a major customer; additions or departures of key management or other personnel; future sales of our common or preferred stock; acquisitions or strategic alliances by us or our competitors; our historical and anticipated operating results; quarterly fluctuations in our financial and operating results; volume fluctuations; changes in market valuations of other companies that operate in our business markets or industry sector; and general market and economic conditions. Accordingly, market fluctuations, as well as general economic, political and market conditions such as recessions and interest rate changes, may negatively impact the market price of our common stock.

Our common stock trades on the NYSE MKT and has low trading volumes compared to other companies traded on the NYSE MKT. Securities with low trading volumes are subject to greater volatility in price. We cannot predict how our common stock will trade in the future or the effect that trading volumes will have on our common stock price.

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

Regulation

We are subject to a large number of city, county and state occupational licensing laws and regulations that apply to security officers. Any liability we may have from our failure to comply with these regulations may materially and adversely affect our business by restricting our operations and subjecting us to potential penalties. If the current regulation and federalization of pre-board screening and documentation verification services provided by us to airline customers is expanded into other areas such as general security and baggage handling at aviation facilities, our business, financial condition and results of operations could be materially adversely affected.

In addition, we are subject to, among other laws and regulations, comprehensive U.S. occupational health and safety laws and regulations. Such laws and regulations may become more stringent and result in necessary modifications to our current practices and facilities. Any or all of these laws and regulations could force us to incur additional costs that could adversely affect our business, financial condition and results of operations.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs. The costs of these provisions are expected to be funded by a variety of taxes and fees. Some of the taxes and fees, as well as certain health care changes required by these acts, are expected to result, directly or indirectly, in increased health care costs for us. It remains difficult to predict the cost impact of health care reform and at this time, we cannot quantify the extent of any long-term impact from the legislation or any potential changes to the legislation. There is no assurance that we will be able to absorb and/or pass through the costs of complying with such legislation in a manner that will not adversely impact our results of operations.

Our current and future operations may be subject to additional regulation as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are interpreted.

Economic Downturn

During economic declines, some decisions to implement security programs and install systems may be deferred or cancelled. In other cases, customers may increase their purchases of security systems because they fear more inventory shrinkage and theft will occur due to increasing economic need. We are not able to accurately predict to what extent an economic slowdown will decrease the demand for our services. If demand for our services decreases, our business, financial condition and results of operations will be adversely affected.

Catastrophic Events

We are exposed to potential claims resulting from the occurrence of catastrophic events, such as acts of terrorism, or based upon allegations that we failed to perform our services in accordance with contractual or industry standards. Our insurance coverage limits are currently $7,000,000 per occurrence for non-aviation related business (with an additional excess umbrella policy of $10,000,000) and $30,000,000 per occurrence for aviation related business. We retain the risk for the first $25,000 per occurrence on the non-aviation related policy that includes airport wheelchair and electric cart operations and $5,000 on the aviation related policy (except $25,000 for damage to aircraft and $100,000 for skycap operations. The Terrorism Risk Insurance Act of 2002 established a program within the United States Department of the Treasury, under which the federal government and the insurance industry, share the risk of loss from future “acts of terrorism,” as defined in such Act. We currently maintain additional insurance coverage for losses arising from “acts of terrorism” under our non-aviation related business policy. In addition, terrorist attacks could have a material adverse impact on us by increasing our insurance premium costs, making adequate insurance coverage unavailable or by requiring us to incur additional personnel costs as a result of compliance with expanded security rules and regulations.

Strategic Initiatives

Any strategic initiatives that we may undertake may not achieve the benefits anticipated and could result in additional unanticipated costs, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations. We regularly evaluate our existing operations, service capacity and business efficiencies and, as a result of such evaluations, we may undertake strategic initiatives within our businesses, including the recently announced consolidation of corporate offices and streamlining of our management structure. These strategic initiatives may involve higher costs or longer timetables than we anticipate and could result in substantial costs related to severance and other employee-related matters, litigation risks and expenses, and other costs. These strategic initiatives may not result in improvements in future financial performance. If we are unable to realize the benefits of any strategic initiatives or appropriately structure our businesses to meet market conditions, the strategic initiatives could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of March 31, 2012, we did not own any real property. We occupy executive offices at Route 55, Lexington Park, Lagrangeville, New York, consisting of approximately 6,600 square feet with a base annual rental of $109,095 under a five-year lease expiring September 30, 2013. We also lease office space at the following locations under long-term operating or short-term month-to-month leases:

Location

668 N. 44th Street #300 Phoenix, AZ	409 Camino Del Rio South Suite 100 San Diego, CA

733-737 Ames Avenue Milpitas, CA	100 Wells Street #2AB Hartford, CT

8929 South Sepulveda Boulevard Suite 300 Los Angeles, CA	40 Richards Avenue 3rd Floor Norwalk, CT

Los Angeles World Airports Terminal 2 & Tom Bradley International Terminal Los Angeles, CA	Suite 208 Wilson Building 3511 Silverside Road, Concord Plaza Wilmington, DE

2194 Edison Avenue Suite K San Leandro, CA	3333 South Congress Avenue Delray Beach, FL

2228 & 2230 South Fairview Avenue Santa Ana, CA	800 Virginia Avenue Suite 53 Ft. Pierce, FL

5775 Blue Lagoon Drive Suite 310 Miami, FL	JFK International Airport 175-01 Rockaway Boulevard Jamaica, NY

9730 South Western Avenue Evergreen Plaza Shopping Center Suite 237 Evergreen Park, IL	17 Battery Place Suite 223 New York, NY

21 Cummings Park Suite 224 Woburn, MA	720 Fifth Avenue 10th Floor New York, NY

1985 Main Street Springfield, MA	388 Westchester Avenue Port Chester, NY

780 Elkridge Landing Road Suite 220 Linthicum Heights, MD	265 Sunrise Highway Suites 32 & 33 Rockville Centre, NY

500 Forest Avenue 2nd Floor Portland, ME	10121 SE Sunnyside Road Suite 300 Clackamas, OR

310 Morris Avenue Elizabeth, NJ	Two International Plaza Suite 242 Philadelphia, PA

1280 Route 46 3rd Floor Parsippany, NJ	Pittsburgh International Airport 1000 Airport Boulevard Ticketing Level of the Landside Terminal Building Pittsburgh, PA

1767 Morris Avenue Suite 101, First Floor Union, NJ	669 Elmwood Avenue Suite B-4 Providence, RI

52 Oswego Street Baldwinsville, NY	1250 Capital of Texas Highway South Building III, Suite 400 Austin, TX

2144 Doubleday Avenue Ballston Spa, NY	4101 Chain Bridge Road Fairfax, VA

1458 Main Street Buffalo, NY	Seattle-Tacoma Int’l. Airport 17801 International Boulevard Main Terminal Building Room MT3469B Seattle, WA

LaGuardia Airport United Hangar #2, Rooms 328 & 329 Flushing, NY

We believe our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS.

We are party to a variety of legal proceedings arising out of the conduct of our business. While the results of these proceedings cannot be predicted with certainty, management believes that, except as described below, the final outcome of these proceedings will not have a material affect on our business.

On May 3, 2011 a purported class action complaint was filed in Orange County, California, Superior Court against the Company seeking to represent a class of past and present employees of the Company employed as security guards in the State of California since May 2, 2007.  The complaint alleges meal and rest period and paycheck information violations, but does not raise any overtime claims.  The Company intends to conduct a vigorous defense of this case. On April 10, 2012, the Court granted the Company’s motion to compel the single named plaintiff to arbitrate all her claims against the Company, and stayed all proceedings in this case until at least July 10, 2012.

In connection with the bankruptcy proceedings of one of our customers, on April 11, 2012, a claim was filed against the Company in the United States Bankruptcy Court for Southern District of New York seeking the return of alleged preference payments made to the Company by the bankruptcy debtor in the amount of $774,128. On May 17, 2012, the Company filed an answer and affirmative defenses. The Company intends to conduct a vigorous defense of this case.

The nature of our business is such that there is a significant volume of routine claims and lawsuits against us, the vast majority of which have never led to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability. Some of the claims brought against us could result in significant payments; however, the exposure to us for general liability claims is limited to the deductibles under our insurance policies, as well as any amount in excess of the maximum coverage provided by such policies. Any punitive damage award would not be covered by our general liability insurance policy. Also, the premiums we pay under our insurance policies may be adversely affected by an unfavorable claims history.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Trading Information

Shares of our common stock trade on the NYSE MKT, an exchange regulated market, under the ticker symbol “MOC.”

The following table sets forth, for the calendar periods indicated, the high and low sales price for our common stock as reflected on the NYSE MKT for each full quarterly period within the two most recent fiscal years.

Last Sales Price Period (1)	Common stock market price
	High	Low

2012
First Quarter	$1.82	$1.46
Second Quarter	1.80	1.37
Third Quarter	1.82	1.36
Fourth Quarter	1.70	1.34

2011
First Quarter	$2.69	$2.01
Second Quarter	2.25	1.95
Third Quarter	2.20	1.78
Fourth Quarter	2.02	1.63

(1) Reflects fiscal years ended March 31, 2012 and 2011 as indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and may not represent actual transactions. The past performance of our common stock is not necessarily indicative of the price at which it may trade in the future.

As of June 8, 2012 there were approximately 1,000 holders of our common stock.

For certain information regarding our equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividends

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

Common Stock Repurchases

During the three months ended March 31, 2012, we repurchased shares of our common stock having a value of $1,766,990 pursuant to our share repurchase program. The number and average price of shares purchased in the three months ended March 31, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2012 through January 31, 2012	-	N/A	0	$1,791,764
February 1, 2012 through February 29, 2012	1,075,000	$1.64	1,075,000	$24,774
March 1, 2012 through March 31,2012	-	N/A	0	$24,774

Total	1,075,000	$1.64	1,075,000	$24,774

Under our stock repurchase program, announced on December 8, 2011, we can repurchase up to $2,000,000 of our common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par being charged against additional paid-in capital. Shares repurchased during February 2012 are being held in treasury. The program does not have a prescribed expiration date. See “Notes to Financial Statements—Note 18 Issuer Purchases of Equity Securities.”

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and that require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include allowances for doubtful accounts, depreciation and amortization, income tax assets and insurance reserves. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. We have identified the policies described below as our critical accounting policies. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions. See “Notes to Financial Statements—Note 1 Business Description and Summary of Accounting Policies.”

Revenue Recognition

We record revenues as services are provided to our customers. Revenues relate primarily to the provision of aviation and security services, which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to other security companies are calculated as a percentage of the administrative service customer's revenue and are recognized when billings for the related security services are generated. Revenue is reported net of applicable taxes.

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

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs that are being amortized on a straight-line basis over three to ten years, and goodwill, which is reviewed annually for impairment. The life assigned to customer lists acquired is based on management’s estimate of our expected customer attrition rate. The attrition rate is estimated based on historical contract longevity and management’s operating experience. We test for impairment annually or when events and circumstances warrant such a review, if earlier. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with FASB ASC 360, Property, Plant and Equipment.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $160,730 and $467,526 for stock based compensation have been recorded for the fiscal years ended March 31, 2012 and 2011, respectively.

OVERVIEW

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through approximately 35 offices throughout the United States. In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

Renewing and extending existing contracts and obtaining new contracts are crucial to our ability to generate revenues, earnings and cash flow. In addition, our growth strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographical areas, increase our market share in the markets in which we operate, gain market share in the markets in which we do not currently operate and improve our profitability. We intend to pursue suitable acquisition opportunities for contract security officer businesses. We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. However, we cannot assure you that we will identify any suitable acquisition candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

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

RESULTS OF OPERATIONS

Earnings

Our net income for the fiscal years ended March 31, 2012 and 2011 was $140,760 and $1,620,255, respectively. Our net income was impacted primarily by: (i) the loss of a major domestic carrier’s aviation services business at six domestic airport locations during the latter half of fiscal 2011; (ii) the loss of security services contracts for a Silicon Valley technology company, a Silicon Valley semiconductor equipment manufacturer’s facility in New York and a company that provides distribution services to a grocery retailer in New Jersey; (iii) reductions in security services hours associated with a large bank and financial services organization; (iv) reductions in service hours and rates associated with the renewal of a contract with a major international air carrier at John F. Kennedy International Airport (“JFK”); (v) additional federal and state unemployment tax surcharges associated with several states in which we operate that had Federal Unemployment Trust Fund loans, taken to keep their unemployment insurance benefit programs solvent during recent periods of extended high unemployment; (vi) higher costs associated with our workers’ compensation insurance program; (vii) professional and related fees principally associated with settlement of employment related claims and (viii) the loss on sale of investments as described in “—Loss/Gain on Sale of Investments” below. The decrease in net income was partially offset by: (i) expansion of security services under a contract with a major transportation company; (ii) expansion of services provided to new and existing security and aviation customers; (iii) a decrease in general and administrative expenses that resulted primarily from lower executive salaries (due mainly to the reorganization of our regional and local branch management), which were partially offset by higher legal and executive search fees.

Revenues

Our revenues decreased by $4,931,990, or 3.4%, to $141,558,169 for the fiscal year ended March 31, 2012, from $146,490,159 in the corresponding period of the prior year. The decrease in revenues for the fiscal year ended March 31, 2012 was mainly due to: (i) the previously reported loss of a major domestic carrier’s aviation services business at six domestic airport locations of approximately $7,655,000; (ii) the loss of security services contracts for a Silicon Valley technology company, a Silicon Valley semiconductor equipment manufacturer’s facility in New York and a company that provides distribution services to a grocery retailer in New Jersey of approximately $2,035,000; (iii) reductions in security services hours associated with a large banking and financial services organization of approximately $2,118,000; (iv) reductions in service hours and rates of approximately $477,000 associated with the renewal of a contract with a major international air carrier at JFK and (v) the loss of a major international air carrier’s aviation services business at JFK during the fourth quarter of fiscal 2012 of approximately $345,000. The decrease in our revenues was partially offset by: (i) increased revenues of approximately $4,044,000 associated with an expansion of services provided under a contract with a major transportation company; (ii) a new aviation services contract with a municipal airport authority of approximately $1,150,000 and (iii) expansion of services to new and existing security and aviation customers that resulted in additional aggregate revenues of approximately $2,288,000.

Gross Profit

Our gross profit for the fiscal year ended March 31, 2012 decreased $2,996,788 or 14.9% to $17,098,381 (12.1% of revenues) from $20,095,169 (13.7% of revenues) for fiscal 2011. Our gross profit was impacted primarily by: (i) the loss of a major domestic carrier’s aviation services business as noted above; (ii) the loss of security services contracts for a technology company, semiconductor equipment manufacturer and a company that provides distribution services to a grocery retailer as described above; (iii) reductions in security services hours associated with a large bank and financial services organization; (iv) reductions in service hours and rates associated with the renewal of a contract and the loss of another major international aviation carrier’s business at JFK as noted above; (v) additional federal unemployment tax surcharges associated with several states in which we operate that had Federal Unemployment Trust Fund loans, taken to keep their unemployment insurance benefit programs solvent during recent periods of extended high unemployment; (vi) higher costs associated with our workers’ compensation insurance program and (vii) professional and related fees principally associated with settlement of employment related claims. The decrease in gross profit was partially offset by expansion of security services to a major transportation company and services provided to new and existing security and aviation customers as described above.

We have an insurance policy covering workers’ compensation claims in States in which we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,800,455 and $2,561,114 for the fiscal years ended March 31, 2012 and 2011, respectively.

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

General and Administrative Expenses

Our general and administrative expenses for the fiscal year ended March 31, 2012 decreased by $684,060 to $15,890,719 (11.2% of revenues) from $16,574,779 (11.3% of revenues) in fiscal 2011. The decrease in general and administrative expenses resulted primarily from a decrease in executive salaries resulting mainly from reorganizing our regional and local branch management, which was partially offset by higher legal and executive search fees.

Provision for Doubtful Accounts

The provision for doubtful accounts for the fiscal year ended March 31, 2012 decreased by $5,036 to $302,417 from $307,453 in fiscal 2011. The decrease is due mainly to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year period.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the fiscal year ended March 31, 2012 compared with the same period of the prior year is necessarily indicative of a trend.

Bad Debt Recoveries

Bad debt recoveries for the fiscal year ended March 31, 2012 decreased by $33,735 to $74,846 from $108,581 in fiscal 2011. The recoveries in the fiscal years ended March 31, 2012 and 2011 are primarily due to the receipt of $73,902 and $95,388, respectively, in marketable securities related principally to the bankruptcy filing of a security services customer.

Interest Income

Interest income was comparable for the fiscal years ended March 31, 2012 and 2011, and principally represents interest earned on cash balances.

Interest Expense

Interest expense for the fiscal year ended March 31, 2012 decreased by $82,071 to $261,413 from $343,484 in fiscal 2011. The decrease in interest expense was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo and reduced borrowing rates, described below.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The $4,915 and $21,277 gain on equipment dispositions for the fiscal years ended March 31, 2012 and 2011, respectively, were primarily due to the disposition of Company vehicles at amounts in excess of their respective book values.

Loss/Gain on Sale of Investments

The $167,958 loss on sale of investments for the fiscal year ended March 31, 2012 primarily represents carrying value in excess of proceeds for the sale of stock received under our claim related to the bankruptcy filings of Delta and Northwest Airlines in September 2005. The $36,488 gain on sale of investments for the fiscal year ended March 31, 2011 represents proceeds in excess of carrying amount for the sale of stock received under our claim related to the bankruptcy filing of Spansion Inc. in March 2009.

Provision for Income Taxes

Provision for income taxes for the fiscal year ended March 31, 2012 decreased $1,001,000 compared with fiscal 2011 due mainly to decrease in our pre-tax earnings which was partially offset by the loss of deferred tax assets resulting from the cancellation of stock options previously held by former employees and directors. We have determined based on our expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2012, we began paying employees and administrative service customers on a bi-weekly basis, except for one operating location at which employees are paid weekly, while customers pay for services generally within 60 days after billing by us. We maintain a commercial revolving loan arrangement, currently with Wells Fargo. We fund our payroll and operations primarily through borrowings under our $20,000,000 credit facility with Wells Fargo (as amended, the “Credit Agreement”), described below under “—Wells Fargo Revolving Credit Facility.”

We principally use short-term borrowings under our Credit Agreement to fund our accounts receivable.  Our short-term borrowings have supported the accounts receivable associated with our organic growth.  We intend to continue to use short-term borrowings to support our working capital requirements.

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

Wells Fargo Revolving Credit Facility

On February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo. This Credit Agreement, which was amended in October 2011 as described below, matures in October 2016, and contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

As of March 31, 2012, the interest rate was 2.0% for LIBOR loans. Closing costs for the Credit Agreement totaled $314,706 and were amortized over the original three year term of the Credit Agreement which ended in February 2012.

At March 31, 2012, we had $5,000,000 in LIBOR loans and $202,807 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 41% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the fiscal year ended March 31, 2012, we were in compliance with all covenants under the Credit Agreement. See “Notes to Financial Statements—Note 7 Borrowings.”

Other Borrowings

We may obtain short-term financing to meet our annual property and casualty insurance needs. For the fiscal years ended March 31, 2012 and 2011, $3,644,447 and $3,724,035, respectively, was borrowed for this purpose at annual interest rates of 2.3% and 2.2%, respectively, for each year. At March 31, 2012 and 2011, we had $1,830,951 and $2,031,292, respectively, of short-term insurance borrowings outstanding. Such borrowings are collateralized by unearned premiums and dividends which may become payable under our insurance policies.

During the fiscal year ended March 31, 2012, we decreased our LIBOR borrowings by $2,500,000 and decreased our insurance financing borrowing by $200,341.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2012 and 2011:

	2012	2011
Net cash provided by operating activities	$5,761,667	$7,845,066
Net cash used in investing activities	(11,629)	(92,294)
Net cash used in financing activities	(8,037,690)	(5,501,259)

Investments and Capital Expenditures

During the fiscal year ended March 31, 2012, we received proceeds from the sale of marketable securities in the amount of $329,871. See “Notes to Financial Statements—Note 5 Other Assets.” We have no material commitments for capital expenditures at this time.

Financing

The Company uses borrowings under its Credit Agreement to meet its working capital needs and may obtain short-term financing to meet its insurance needs. See “—Wells Fargo Credit Facility” and “—Other Borrowings” above.

Working Capital

Our working capital decreased by $1,009,052, or 8.4%, to $10,956,094 as of March 31, 2012, from $11,965,146 as of March 31, 2011, which includes the effect of repurchases of shares of our common stock having a value of $1,975,226 pursuant to our share repurchase program.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $884,095 as of March 31, 2012, compared with $534,253 at March 31, 2011. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

OUTLOOK

Strategic Initiatives

Our Board of Directors and management have initiated a number of strategic actions to improve the Company’s performance. Craig P. Coy joined the Company as Chief Executive Officer on January 3, 2012, as previously announced. Following Mr. Coy’s appointment, we began implementing strategic initiatives designed to further increase efficiencies across the organization and lower the overall cost structure. Key elements of these initiatives include:

•	The consolidation of our corporate offices and streamlining of our management structure to integrate all of our functions into a common platform and use resources more efficiently.
•	Renewed focus on operational performance, including managing overtime, to improve our operating margins and service delivery capabilities.
•	Strategic new hires in the human resources and sales departments, bringing on board a new Vice President of Human Resources and a new Vice President of Sales and Marketing and expanding our sales and marketing team with the hiring of additional sales executives to maximize our marketing opportunities.
•	Reviews of our market position and product and service offerings to ensure that “best in breed” capabilities are brought to market.

These strategic initiatives may result in future costs related to severance and other employee-related matters, litigation risks and expenses, and other costs. At this time we are unable to determine the scope of these potential costs.

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers. In addition, our growth strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographical areas, increase market share in the markets in which we operate, enter new markets and improve our profitability. We intend to pursue acquisition opportunities for contract security officer businesses. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions. Our security services division continues to experience organic growth over recent quarters and over the past few years, as demand for our security services has steadily increased. Our current focus is on increasing our revenues, as our sales and marketing team and branch managers’ work to develop new business and retain profitable contracts. However, several of our airline and security services customers have reduced capacity within their systems, which typically results in reductions of service hours provided by us to such customers. Also, competition from other security services companies impacts our ability to gain or maintain sales, gross margins and/or employees. Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and are likely to implement additional measures in the future. Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us. Additionally, our aviation services division is continually subject to such government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and the document verification process at several of our domestic airport locations.

Our gross profit margin decreased during the fiscal year ended March 31, 2012 to 12.1% of revenues, compared with 13.7% for the corresponding period of the previous year. We expect our gross profit margins to average between 13.0% and 14.0% of revenue for fiscal year 2013 based on current business conditions. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses. Annual operating and general and administrative cost reduction opportunities of approximately $1,300,000 were identified and implemented during the first quarter of fiscal 2012. Additional cost reduction opportunities are being identified and will be pursued as they are determined.

As noted earlier, on February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo, which was amended on October 18, 2011, as described above. As of the close of business on June 8, 2012, our cash availability was approximately $9,295,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2012 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2012 and for the period then ended.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)	There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the fourth quarter of fiscal 2012 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2012 Annual Meeting of Stockholders which is expected to be filed with the SEC within 120 days of the close of the our fiscal year ended March 31, 2012 (the “2012 Proxy Statement”) under the captions “Proposal One: Election of Directors,” “Information Concerning Executive Officers,” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the 2012 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the 2012 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the 2012 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be set forth in the 2012 Proxy Statement under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Page Number from this Form 10-K
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheets - March 31, 2012 and 2011	F-2
	Statements of Income and Comprehensive Income - years ended March 31, 2012 and 2011	F-3
	Statements of Changes in Stockholders' Equity - years ended March 31, 2012 and 2011	F-4
	Statements of Cash Flows - years ended March 31, 2012 and 2011	F-5
	Notes to Financial Statements	F-7

(2)	Financial Statement Schedules:
	Schedule II - Valuation and Qualifying Accounts	F-19
Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Financial Statements or notes thereto.

(3)	Exhibits:
A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index on pages 24-25 of this report.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: June 28, 2012
By: /s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter T. Kikis	Chairman of the Board	June 28, 2012
Peter T. Kikis

/s/ Craig P. Coy	Director and Chief Executive Officer	June 28, 2012
Craig P. Coy	(Principal Executive Officer)

/s/ Barry I. Regenstein	Director, President and Chief Financial Officer	June 28, 2012
Barry I. Regenstein	(Principal Accounting Officer)

/s/ Martin C. Blake, Jr.	Director and Chief Operating Officer	June 28, 2012
Martin C. Blake, Jr.

/s/ James P. Heffernan	Director	June 28, 2012
James P. Heffernan

/s/ Thomas P. Kikis	Director	June 28, 2012
Thomas P. Kikis

/s/ Janet L. Steinmayer	Director	June 28, 2012
Janet L. Steinmayer

COMMAND SECURITY CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit of Incorporation 3.3 of the Form 10-K for the fiscal year ended March 31, 1993.
3.2	By-Laws	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the fiscal year ended March 31, 1991.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to Registrant's Registration Statement on Form S-18, file number 33, 35007-NY.
4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-1 filed October 27, 1993.
10.1	Agreement for Purchase and Sale of Assets dated June 13, 2006, for the acquisition of Sterling Protective Group, Inc.	Incorporated by reference to Exhibit 10.6 of the Form 8-K filed June 13, 2006.
10.2	Stock Purchase Agreement dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 12, 2007.
10.3	Amended and Restated Plan of Merger dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed April 12, 2007.
10.4	Wells Fargo Business Credit, Credit and Security Agreement dated February 12, 2009	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed February 17, 2009.
10.5	Second Amendment to [Wells Fargo Business] Credit and Security Agreement dated as of October 18, 2011	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 18, 2011.
*10.6	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25 of the Form 10-K for the fiscal year ended March 31, 2001 filed July 3, 2001.
*10.7	2005 Stock Incentive Plan	Incorporated by reference to Exhibit 99.5 of the Form 10-K for the fiscal year ended March 31, 2006 filed June 28, 2006.
*10.8	2009 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A of the 2009 Proxy Statement filed July 29, 2009.
*10.9	Barry I. Regenstein Employment Agreement	Incorporated by reference to Exhibit 99.2 of the Form 10-Q filed February 12, 2010.
*10.10	Marc W. Brown Employment Agreement	Incorporated by reference to Exhibit 10.4 of the Form 8-K filed April 12, 2007.
*10.11	Martin C. Blake, Jr. Employment Agreement	Incorporated by reference to Exhibit 99.2 of the Form 10-Q filed August 14, 2008.
*10.12	Edward S. Fleury Employment Agreement	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed September 29, 2008.
*10.13	Craig P. Coy Employment Agreement	Filed herewith.
11.1	Computation of Income Per Share of Common Stock	Incorporated by reference to Note 8 of the Financial Statements filed with this Annual Report on Form 10-K.
31.1	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
31.2	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
32.1	Section 1350 Certifications	Filed herewith.
32.2	Section 1350 Certifications	Filed herewith.
99.1	Press Release dated June 28, 2012 announcing March 31, 2012 fourth quarter and fiscal year results	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

* Management contract or compensatory plan or arrangement.

Report of Independent Registered

Public Accounting Firm

To the Board of Directors

and Stockholders of

Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2012. Our audits also included the financial statement schedule II – Valuation and Qualifying Accounts. Command Security Corporation’s management is responsible for these financial statements and the schedule. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP

June 28, 2012

Poughkeepsie, New York

Command Security Corporation

Balance Sheets

March 31, 2012 and 2011

	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$1,175,809	$3,463,461
Accounts receivable from security services customers, less allowance for doubtful accounts of $582,510 and $306,469, respectively	20,608,677	21,712,418
Prepaid expenses	1,744,425	1,822,640
Other current assets	2,662,904	3,035,988

Total current assets	26,191,815	30,034,507

Furniture and equipment at cost, net	385,664	538,414
Intangible assets, net	3,391,821	4,022,955
Restricted cash	83,023	82,970
Other assets	2,989,360	2,863,213

Total assets	$33,041,683	$37,542,059

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks issued in advance of deposits	$884,095	$534,253
Current maturities of obligations under capital leases	—	43,235
Short-term borrowings	6,830,951	9,531,292
Accounts payable	997,605	617,039
Accrued expenses and other liabilities	6,523,070	7,343,542

Total current liabilities	15,235,721	18,069,361

Insurance reserves	576,342	719,630

Total liabilities	15,812,063	18,788,991

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
Preferred stock, convertible Series A, $.0001 par value per share, 1,000,000 shares authorized	—	—
Common stock, $.0001 par value per share, 50,000,000 shares authorized, 10,741,498 and 9,666,498 shares issued and outstanding, respectively, in 2012 and 10,878,098 shares issued and outstanding in 2011	1,074	1,087
Treasury stock, at cost, 1,075,000 and 0 shares, respectively	(1,788,505)	—
Additional paid-in capital	16,668,518	16,718,779
Accumulated earnings	2,348,533	2,207,773
Accumulated other comprehensive income	—	(174,571)

Total stockholders' equity	17,229,620	18,753,068

Total liabilities and stockholders' equity	$33,041,683	$37,542,059

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Income and Comprehensive Income

Years Ended March 31, 2012 and 2011

	2012	2011

Revenues	$141,558,169	$146,490,159
Cost of revenues	124,459,788	126,394,990

Gross profit	17,098,381	20,095,169

Operating expenses
General and administrative expenses	15,890,719	16,574,779
Provision for doubtful accounts	302,417	307,453
Bad debt recoveries	(74,846)	(108,581)

	16,118,290	16,773,651

Operating income	980,091	3,321,518

Other income (expenses)
Interest income	125	456
Interest expense	(261,413)	(343,484)
Gain on equipment dispositions	4,915	21,277
(Loss) gain on sale of investments	(167,958)	36,488

	(424,331)	(285,263)

Income before provision for income taxes	555,760	3,036,255

Provision for income taxes	415,000	1,416,000

Net income	140,760	1,620,255

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	6,613	(126,048)
Reclassification adjustment	167,958	—

Net gain (loss) recognized in other comprehensive income	174,571	(126,048)

Total comprehensive income	$315,331	$1,494,207

Income per share of common stock
Basic	$.01	$.15
Diluted	$.01	$.15

Weighted average number of common shares outstanding
Basic	10,703,881	10,874,098
Diluted	10,798,741	11,090,917

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Changes in Stockholders' Equity

Years Ended March 31, 2012 and 2011

						Accumulated
				Additional		Other
	Preferred	Treasury	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income	Total

Balance at March 31, 2010	$—	$—	$1,087	$16,243,153	$587,518	$(48,523)	$16,783,235

Options exercised			—	8,100			8,100

Other comprehensive income (a)						(126,048)	(126,048)

Stock compensation cost				467,526			467,526

Net income					1,620,255		1,620,255

Balance at March 31, 2011	—	—	1,087	16,718,779	2,207,773	(174,571)	18,753,068

Common stock repurchased		(1,788,505)	(13)	(210,991)			(1,999,509)

Unrealized gain and reclassification adjustment on available for sale securities						174,571	174,571

Stock compensation cost				160,730			160,730

Net income					140,760		140,760

Balance at March 31, 2012	$—	$(1,788,505)	$1,074	$16,668,518	$2,348,533	$—	$17,229,620

(a) – Represents unrealized gain (loss) on marketable securities.

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Cash Flows

Years Ended March 31, 2012 and 2011

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2012	2011

OPERATING ACTIVITIES
Net income	$140,760	$1,620,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	824,274	918,554
Stock based compensation costs	160,730	467,526
Provision for doubtful accounts, net of recoveries	276,041	(860,968)
Gain on equipment dispositions	(4,915)	(21,277)
Loss (gain) on sale of investments	167,958	(36,488)
Deferred income taxes	(320,153)	(95,848)
Insurance reserves	(143,288)	(51,996)
Changes in operating assets and liabilities:
Restricted cash	(53)	(164)
Accounts receivable	827,700	2,184,964
Prepaid expenses	1,317,327	929,573
Other receivables	(117,318)	116,883
Other assets	3,022,941	1,979,578
Accounts payable and other current liabilities	(390,337)	694,474

Net cash provided by operating activities	5,761,667	7,845,066

INVESTING ACTIVITIES
Purchases of equipment	(93,684)	(241,568)
Proceeds from equipment dispositions	8,641	21,281
Proceeds from sale of investments, net	73,414	127,993

Net cash used in investing activities	(11,629)	(92,294)

FINANCING ACTIVITIES
Net repayments on short-term borrowings	(6,344,788)	(5,188,478)
Increase (decrease) in checks issued in advance of deposits	349,842	(204,953)
Repurchases and retirement of shares	(1,999,509)	—
Proceeds from option exercises	—	8,100
Principal payments on capital lease obligations	(43,235)	(115,928)

Net cash used in financing activities	(8,037,690)	(5,501,259)

Net change in cash and cash equivalents	(2,287,652)	2,251,513

Cash and cash equivalents, beginning of year	3,463,461	1,211,948

Cash and cash equivalents, end of year	$1,175,809	$3,463,461

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Cash Flows, Continued

Years Ended March 31, 2012 and 2011

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:

	2012	2011

Interest	$270,623	$346,556
Income taxes	955,510	1,931,421

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the fiscal years ended March 31, 2012 and 2011, the Company received $73,902 and $95,388, respectively, in marketable securities related principally to the bankruptcy filing of a security services customer. These amounts have been excluded from the operating activities on the statements of cash flows presented.

The Company may obtain short-term premium financing to assist with meeting its annual property and casualty insurance needs. For the fiscal years ended March 31, 2012 and 2011, $3,644,447 and $3,724,035, respectively, was financed for this purpose. These insurance premium financings have been excluded from the statements of cash flows presented.

On March 29, 2012, the Company sold marketable securities for which the proceeds of $261,299 were not received until subsequent to year end. This amount has been excluded from the operating and investing activities on the statements of cash flows presented.

See accompanying Notes to Financial Statements

Command Security Corporation

Notes to Financial Statements

March 31, 2012 and 2011

1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation. In this discussion, the words "Company", "we", "our" and "us" refer to Command Security Corporation.

Principal Business Activities

We are a uniformed security officer service company operating in Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Maine, Maryland, Massachusetts, Minnesota, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, South Dakota, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin and Wyoming. In addition, we also provide police departments with administrative services, such as billing, collection and payroll, for a percentage of the related gross revenue.

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

Revenue Recognition

We record revenue as services are provided to our customers. Revenue relates primarily to the provision of aviation and security services, which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue for administrative services provided to police departments are calculated as a percentage of the administrative service customer's revenue and are recognized when billings for the related security services are generated. Revenue is reported net of applicable taxes.

Advertising Costs

We expense advertising costs as incurred. Amounts incurred for recruitment and general business advertising were $224,867 and $67,969 for the fiscal years ended March 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

We define cash and cash equivalents as operating cash (non-restricted) and highly liquid investments with maturities of ninety (90) days or less at the date of purchase. The carrying amounts of our cash equivalents approximate their fair values.

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

Investments

We account for our investments in marketable securities in accordance with FASB ASC 320, Debt and Equity Securities. At March 31, 2012, we had no short-term investments. Other investments in marketable equity are classified as available-for-sale and reported in the consolidated balance sheets at fair value, with changes in fair value reported in accumulated other comprehensive income (loss) until realized. Realized gains and losses on sales of all these securities are reported in earnings, computed using the average cost method.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2012 and 2011

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is generally recorded using the straight-line method over estimated useful lives of the equipment ranging from three to seven years.

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs that are being amortized on a straight-line basis over a period of three to ten years, and goodwill, which is reviewed annually for impairment. The life assigned to customer lists acquired is based on management's estimate of our expected customer attrition rate. The attrition rate is estimated based on historical contract longevity and management's operating experience. We test for impairment annually or when events and circumstances warrant such a review, if earlier. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with FASB ASC 360, Property, Plant and Equipment.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of March 31, 2012 and 2011.

Income Per Share

Under the requirements of FASB ASC 260, Earnings Per Share, the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2012 and 2011 because of the effect the assumed issuance of common shares would have if the outstanding stock options were exercised.

Stock-Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $160,730 and $467,526 for stock based compensation have been recorded for the years ended March 31, 2012 and 2011, respectively.

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2012 and 2011

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

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  This guidance is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied retrospectively.  We have included such disclosures in the accompanying financial statements for the fiscal years ended March 31, 2012 and 2011.

2. Furniture and Equipment

Furniture and equipment at March 31, 2012 and 2011 consist of the following:

	2012	2011

Transportation equipment	$298,785	$339,463
Security equipment	1,102,230	1,082,046
Office furniture and equipment	2,249,894	2,191,807

	3,650,909	3,613,316
Accumulated depreciation	(3,265,245)	(3,074,902)

Total	$385,664	$538,414

Depreciation expense for the fiscal years ended March 31, 2012 and 2011, was $242,708 and $305,996, respectively, and includes amortization of assets purchased under capital lease arrangements in the amounts of $48,959 and $89,196 for each of the respective years then ended (see Note 14).

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2012 and 2011

3. Intangible Assets

Intangible assets at March 31, 2012 and 2011 consist of the following:

	2012	2011

Customer list	$4,673,860	$4,753,429
Borrowing costs	314,706	314,706
Goodwill	895,258	895,258
Non-compete covenant	100,000	100,000

	5,983,824	6,063,393
Accumulated amortization	(2,592,003)	(2,010,438)

Total	$3,391,821	$4,022,955

Amortization expense for the fiscal years ended March 31, 2012 and 2011, was $581,565 and $612,558, respectively. Amortization expense for the years ending March 31, 2013, 2014, 2015, 2016 and 2017 for the intangible assets noted above will be $472,566, $472,566, $472,566, $472,566 and $410,113, respectively.

Included in intangible assets for the fiscal years ended March 31, 2012 and 2011 is goodwill of $895,258 that is not subject to amortization and net borrowing costs of $0 and $96,499, respectively, which were subject to amortization on a straight line basis over the life of the Company’s financing agreement (see Note 7).

4. Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers' compensation claims.

5. Other Assets

Other assets at March 31, 2012 and 2011 consist of the following:

	2012	2011

Workers’ compensation insurance	$2,397,723	$2,894,125
Other receivables	258,681	141,363
Security deposits	196,982	199,339
Deferred tax asset	2,729,032	2,408,878
Other (a)	69,846	255,496

	5,652,264	5,899,201
Current portion	(2,662,904)	(3,035,988)

Total non-current portion	$2,989,360	$2,863,213

(a)	Included in other assets at March 31, 2011 are marketable securities. There were no marketable securities included in other assets at March 31, 2012. Our marketable equity securities were measured at fair value using quoted market prices. They were classified as Level 1, in accordance with the FASB ASC 820-10 hierarchy, as they trade in an active market for which closing stock prices are readily available. The cost basis of investments included in other assets at March 31, 2011 was $428,769. The fair value of investments included in other assets at March 31, 2011 was $255,496 resulting in an unrealized loss of $174,571. As of March 31, 2011, approximately 99% of the $174,571 unrealized loss was in a continuous unrealized position for more than twelve months and relates to one issuer, Delta Air Lines (“Delta”) ($173,022 or 40% of cost). This security was principally acquired during 2007 and 2008. At March 31, 2011, we reviewed publicly available information on Delta and concluded that their underlying business was financially sound and continued to possess significant future earnings potential, and that it was likely that their stock price would eventually exceed our original cost. We also concluded that the market price decline in Delta of 40% as of March 31, 2011 was not extraordinary given their completion of integration with Northwest Airlines, economic and other airline industry conditions prevalent in 2011.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2012 and 2011

These investments in marketable equity securities primarily of companies in the airline industry were in an unrealized loss position for more than twelve months and were classified as available-for-sale and reported in the balance sheet at fair value. We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment.

During the fiscal years ended March 31, 2012 and 2011, we sold securities with a total cost basis of $497,829 and $92,275, respectively, for proceeds of $329,871 and $128,763, respectively, resulting in a gross realized loss of $167,958 and gain of $36,488, respectively, which are included in our statements of income and comprehensive income.

The net unrealized gain and loss on available for sale securities included in other comprehensive income/loss for the fiscal years ended March 31, 2012 and 2011 was $6,613 and $126,048, respectively, net of tax. The reclassification adjustment included in other comprehensive income for the fiscal year ended March 31, 2012 was $167,958, net of tax. There were no material deferred tax benefits associated with the components of other comprehensive income.

The following table sets forth our marketable equity securities by level within the fair value hierarchy as of March 31, 2011:

	Level 1	Level 2	Level 3	Total

March 31, 2011:

Marketable equity securities - airline industry	$255,496	$—	$—	$255,496

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2012 and 2011 consist of the following:

	2012	2011

Payroll and related expenses	$5,343,982	$6,022,642
Taxes and fees payable	486,726	681,332
Accrued interest payable	7,339	22,677
Other	685,023	616,891

Total	$6,523,070	$7,343,542

7. Borrowings

Short-term borrowings at March 31, 2012 and 2011 consist of the following:

	2012	2011

Line of credit	$5,000,000	$7,500,000
Insurance financing	1,830,951	2,031,292

Total	$6,830,951	$9,531,292

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2012 and 2011

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

As of March 31, 2012 and 2011, the interest rates were 2.00% and 3.125% for LIBOR loans, respectively. Closing costs for the Credit Agreement totaled $314,706 and were amortized over the original three year term of the Credit Agreement which ended in February 2012.

As of March 31, 2012 and 2011, we had borrowed $5,000,000 and $7,500,000 in LIBOR loans and had approximately $202,807 and $181,770 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 41% and 53% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such dates, respectively.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the fiscal year ended March 31, 2012, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. For the fiscal years ended March 31, 2012 and 2011, $3,644,447 and $3,724,035, respectively, was borrowed for this purpose at annual interest rates of 2.3% and 2.2%, respectively, for each year. At March 31, 2012 and 2011, we had $1,830,951 and $2,031,292, respectively, of short-term insurance borrowings outstanding. Such borrowings are collateralized by unearned premiums and dividends which may become payable under our insurance policies.

8. Income per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income for the fiscal years ended March 31, 2012 and 2011:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Year ended March 31, 2012
Basic EPS	$140,760	10,703,881	$.01
Effect of dilutive shares:
Options issued August 2004, May 2005, September 2005, September 2006, April 2007, September 2007, January 2008, June 2008, September 2008, December 2008, April 2010, May 2010, July 2010, October 2010, March 2011, September 2011 and January 2012		94,860

Diluted EPS	$140,760	10,798,741	$.01

Year ended March 31, 2011
Basic EPS	$1,620,255	10,874,098	$.15
Effect of dilutive shares:
Options issued August 2004, May 2005, September 2005, September 2006, April 2007, September 2007, January 2008, June 2008, September 2008, December 2008, April 2010, May 2010, July 2010, October 2010 and March 2011		216,819

Diluted EPS	$1,620,255	11,090,917	$.15

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2012 and 2011

9. Retirement Plans

In November 1999, we adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The plan was amended to allow for employer matching of elective deferrals, for certain employees working under a specific customer contract, as defined. During the fiscal year ended March 31, 2012, we accrued or paid discretionary contributions of $120,172. No discretionary amounts were accrued or paid for the fiscal year ended March 31, 2011. Our expense under this plan for the fiscal years ended March 31, 2012 and 2011 amounted to $128,454 and $1,687, respectively.

10. Concentrations of Credit Risk

Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 37% and 35% and in the New York Metropolitan area with 34% and 33% of total receivables as of March 31, 2012 and 2011, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the fiscal years ended March 31, 2012 and 2011 we generated 40% and 45%, respectively, of our revenue from aviation and related services. Accounts receivables due from the commercial airline industry comprised 50% of net receivables as of March 31, 2012 and 2011. Our remaining customers are not concentrated in any specific industry except for a major express transportation company which accounts for approximately 14% and 24% of our accounts receivable and revenue, respectively. We maintain our cash accounts in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses in such accounts. Company management believes the risk of loss associated with these accounts to be remote. Approximately 20% of our workforce is subject to collective bargaining agreements of which approximately 23% are due to expire within one year as of March 31, 2012.

11. Significant Customers

We operate as a provider of security officer services to a wide range of industries which we have categorized into three groups; security officer services, aviation services and support services. The latter includes revenues from back office support to police departments.

Net revenues for the groups noted above were as follows for the two years ended March 31:

	2012	2011
Security Officer Services	$84,944,275	$80,911,960
Aviation Services	56,413,527	65,374,490
Support Services	200,367	203,709

Total	$141,558,169	$146,490,159

For the fiscal years ended March 31, 2012 and 2011, one security services customer accounted for approximately $34,412,000 and $30,367,000, respectively, of our total revenue.

12. Insurance Reserves

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,800,455 and $2,561,114, for the fiscal years ended March 31, 2012 and 2011, respectively.

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2012 and 2011

13. Contingencies

The nature of our business is such that there is a significant volume of routine claims and lawsuits that are made against us, the vast majority of which never lead to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability that we face relating to these matters. Some of the claims brought against us could result in significant payments; however, the exposure to us under general liability is limited to the first $25,000 per occurrence on the non-aviation, airport wheelchair and electric cart operations related claims and $5,000 per occurrence on the aviation related claims except $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

We have employment agreements with certain of our officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

In connection with the bankruptcy proceedings of one of our customers, on April 11, 2012, a claim was filed against the Company in the United States Bankruptcy Court for Southern District of New York seeking the return of alleged preference payments made to the Company by the bankruptcy debtor in the amount of $774,128. On May 17, 2012, the Company filed an answer and affirmative defenses. The Company intends to conduct a vigorous defense of this case.

14. Commitments

Lease

We are obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $2,171,583 and $2,145,274, for the fiscal years ended March 31, 2012 and 2011, respectively.

We lease certain equipment and vehicles under agreements that are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2012 are $875,082 and $821,761 and at March 31, 2011 are $875,082 and $772,801, respectively.

There are no future minimum payments under long-term non-cancelable capital lease agreements. The future minimum payments under long-term non-cancelable operating lease agreements are as follows:

		Operating
		Leases

Year ending:	March 31, 2013	$1,531,269
	March 31, 2014	1,228,056
	March 31, 2015	719,782
	March 31, 2016	268,545
	March 31, 2017 and thereafter	1,494,582

Total		$5,242,234

15. Stock Option Plans and Warrants

In November 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the stock option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In May 2010, options to purchase 205,000 shares of the Company’s common stock were issued. No options may be granted under this plan after 2010. During the fiscal year ended March 31, 2011, the Company received proceeds of $8,100 in connection with the exercise of stock options to purchase 6,000 shares of the Company’s common stock at an exercise price of $1.35 per share. The outstanding options are exercisable at any time before August 29, 2014, May 23, 2015 and May 26, 2020 at $1.35, $1.49 and $2.40 per share, respectively.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2012 and 2011

In September 2005, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In September and April 2007, options to purchase 80,000 and 65,000 shares of the Company’s common stock were issued. The vested outstanding options are exercisable at any time before December 30, 2018 at $3.08 per share, September 28, 2018 at $3.37 per share, September 17, 2018 at $3.36 per share, September 19, 2017 at $3.19 per share, April 11, 2017 at $3.00 per share, September 19, 2016 at $2.67 per share and September 21, 2015 at $2.05 per share, respectively.

In September 2009, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In April, May, July and October 2010, options to purchase 116,283, 120,000, 31,624 and 74,616 shares of the Company’s common stock were issued, respectively. In March, June and September 2011, options to purchase 169,683, 109,553 and 120,000 shares of the Company’s common stock were issued. In January 2012, options to purchase 600,000 shares of the Company’s common stock were issued. The vested outstanding options are exercisable at any time before January 2, 2022 at $1.45, $2.30 and $3.00 per share, September 12, 2021 at $1.42 per share, June 8, 2021 at $1.50 per share, October 20, 2020 at $2.01 per share, May 26, 2020 at $2.40 per share, December 30, 2018 at $3.08 per share, June 21, 2014 at $1.60 per share, March 22, 2014 at $1.85 per share, October 18, 2013 at $2.05 per share, July 8, 2013 at $2.11 per share and April 14, 2013 at $2.59 per share, respectively.

On August 30, 2004 (the “Effective Date”), the Company issued stock options to its President and former Chief Operating Officer (the “Executive”) to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.35 per share. The options became fully vested during August 2007. The vested outstanding options are exercisable at any time before August 29, 2014.

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

A summary of activity related to all Company stock option activity for the years ended March 31, 2012 and 2011, are as follows:

	Options
	Exercise	Number of
	Price	Shares

Outstanding at March 31, 2010	$.75 - 3.37	1,670,200

Issued	1.85 - 2.59	717,206
Forfeited	.75 - 3.36	(291,000)
Exercised	1.35	(6,000)

Outstanding at March 31, 2011	1.35 - 3.37	2,090,406

Issued	1.42 - 3.00	829,553
Forfeited	2.40 - 3.36	(159,871)

Outstanding at March 31, 2012	$1.35 - $3.37	2,760,088

At March 31, 2012 there were 2,760,088 options outstanding exercisable at prices ranging from $1.35 to $3.37 and 3,271,918 shares reserved for issuance under all stock arrangements. At March 31, 2012, there was $163,643 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested options. The compensation expense is expected to be recognized over a weighted average vesting period of 1.75 years.

Significant option groups outstanding and exercisable at March 31, 2012 and the related weighted average exercise price and life information are as follows:

			Weighted	Weighted
			Average	Average
Range of	Options	Options	Exercise	Remaining
Exercise Price	Outstanding	Exercisable	Price	Life (years)

$1.35 - $3.37	2,780,088	2,063,421	$2.22	6.01

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2012 and 2011

The weighted average estimated values of stock options granted during fiscal 2012 and 2011 were $.29 - $.36 and $.42 - $.49, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2012	2011

Risk-free interest rate	0.91 - 1.12%	0.5 - 1.62%
Years until exercise	3.00 - 5.00	3.00
Volatility	26.0 - 30.6%	30.3 - 32.6%
Dividend yield	0.00%	0.00%
Termination rate	n/a	n/a

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

The Company recorded total stock based compensation costs of $160,730 and $467,526 for the fiscal years ended March 31, 2012 and 2011, respectively.

16. Income Taxes

Net provision for income taxes for the fiscal years ended March 31 consists of the following:

	2012	2011
Current:
Federal	$663,000	$1,271,000
State and local	142,000	271,000

	805,000	1,542,000

Deferred:
Federal	(320,000)	(100,000)
State and local	(70,000)	(26,000)

	(390,000)	(126,000)

Net provision for income taxes	$415,000	$1,416,000

The differences (expressed as a percentage of pretax income) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of income are as follows:

	2012	2011

Statutory federal income tax rate	34.0	34.0
State and local income taxes	7.3	7.3
Permanent differences	46.1	4.3
Other	(12.7)	1.0
Effective tax rate	74.7%	46.6%

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2012 and 2011

The significant components of deferred tax assets and liabilities as of March 31, 2012 and 2011 are as follows:

	2012	2011
Current deferred tax assets:
Accounts receivable	$240,344	$126,892
Accrued expenses	180,513	165,040

Net current deferred tax assets	$420,857	$291,932

Non-current deferred tax assets (liabilities):
Equipment	$(142,243)	$(164,104)
Intangible assets	264,129	177,964
Self-insurance	237,799	296,919
Workers compensation reserve	1,408,677	1,304,203
Capital loss carryforward	69,299	—
Employee stock compensation	470,514	501,964

Net non-current deferred tax assets	2,308,175	2,116,946

Total deferred tax assets	$2,729,032	$2,408,878

At March 31, 2012, we have available a capital loss carryforward in the amount of $167,958 which will expire if unused by fiscal 2017. We have determined based on our expectations for the future that it is more likely than not that future taxable income will be sufficient to utilize fully the net deferred tax assets at March 31, 2012 and 2011.

Fiscal years 2009 through 2012 remain subject to examination by federal and state taxing authorities with certain states having open tax years beginning in fiscal 2008.

17. Related Party Transactions

Each of our non-employee directors receives from us an annual cash fee of $18,000, paid quarterly in arrears. In addition, effective as of December 2008, our Chairman of the Board, Chairman of the Audit Committee and Chairman of the Compensation Committee receive an additional cash payment of $5,000 per annum. Non-employee directors are also paid $1,000 per meeting attended of the board and certain of its committees. Effective October 1, 2011, the annual cash fee was increased to $28,000, the fee for meetings attended was eliminated and annual stock option awards were increased to 25,000 options per fiscal year with an additional 10,000 options for chairpersons of the Audit and Compensation Committees of the Board.

Rent expense related to an affiliate principally owned by certain directors of the Company totaled $60,000 for fiscal years ended March 31, 2012 and 2011. The rent expense was derived from a month to month lease which terminated in April 2012. In addition, we paid brokerage commissions and fees related to our stock repurchase plan to an affiliate principally owned by certain directors of the Company totaling $24,282 for the fiscal year ended March 31, 2012.

18. Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2012, we repurchased shares of our common stock having a value of $1,975,226 pursuant to our share repurchase program. The number and average price of shares purchased in December 2011 and February 2012 are set forth in the table below:

			Dollar Value of
	Total Number of		Shares that May
	Shares Purchased as	Average Price	Yet Be Purchased
Period	Part of Program	Paid per Share	Under the Program

Dec. 8 – 16, 2011	136,600	$1.52	$1,791,764
Feb. 13 – 21, 2012	1,075,000	1.64	24,774

Total	1,211,600	$1.63

Under our stock repurchase program, we can repurchase up to $2,000,000 of our common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par being charged against additional paid-in capital. Shares repurchased during December 2011 have been retired. Shares repurchased during February 2012 are being held in treasury. The program does not have a prescribed expiration date.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2012 and 2011

19. Reclassifications

As a result of our adoption of accounting guidance related to the presentation of comprehensive income in financial statements, and to maintain consistency and conformity, certain amounts from previously reported financial statements have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on our previously reported financial statements.

Schedule II

COMMAND SECURITY CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Against
		Additions	Amounts
		(Reductions)	Due to
	Balance at	Charged or	Administrative	Charged	Deductions	Balance
	Beginning	Credited to	Service	to Other	from	at End of
	of Period	Expenses	Clients	Accounts	Reserve	Period

Year ended March 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$306,469	$227,571	$—	$172,429	$(123,959)	$582,510

Year ended March 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	1,167,437	198,871	(79,640)	140,648	(1,120,847)	306,469

See Report of Independent Registered Public Accounting Firm

End of Filing

