Form 10-Q
period 2012-06-30
COMMAND SECURITY CORP
filed 2012-08-13
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-33525

COMMAND SECURITY CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1626307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1133 Route 55, Suite D, Lagrangeville, New York	12540
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock as of August 3, 2012 was 9,666,498.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements Condensed Statements of Income - three months ended June 30, 2012 and 2011 (unaudited)	3

	Condensed Balance Sheets - June 30, 2012 (unaudited) and March 31, 2012	4

	Condensed Statements of Changes in Stockholders' Equity - three months ended June 30, 2012 and 2011 (unaudited)	5

	Condensed Statements of Cash Flows - three months ended June 30, 2012 and 2011 (unaudited)	6-7

	Notes to Condensed Financial Statements	8-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 6.	Exhibits	21

SIGNATURES		22

Exhibit 31.1	Certification of Craig P. Coy
Exhibit 31.2	Certification of Barry I. Regenstein
Exhibit 32.1	§1350 Certification of Craig P. Coy
Exhibit 32.2	§1350 Certification of Barry I. Regenstein

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2012	2011

Revenues	$35,641,679	$34,785,603

Cost of revenues	31,113,579	30,135,199

Gross profit	4,528,100	4,650,404

Operating expenses
General and administrative	3,942,031	4,099,301
Provision for doubtful accounts, net	72,287	74,242
	4,014,318	4,173,543

Operating income	513,782	476,861

Interest income	41	28
Interest expense	(34,459)	(72,662)
Equipment dispositions	1,904	4,493
Income before income taxes	481,268	408,720

Provision for income taxes	250,000	200,000

Net income	231,268	208,720

Other comprehensive income (loss):
Unrealized loss on available for sale securities	—	(15,011)

Net loss recognized in other comprehensive income	—	(15,011)

Total comprehensive income	$231,268	$193,709

Net income per common share
Basic	$.02	$.02
Diluted	$.02	$.02

Weighted average number of common shares outstanding
Basic	9,666,498	10,878,098
Diluted	9,666,498	10,983,494

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$9,189	$1,175,809
Accounts receivable, net of allowance for doubtful accounts of $568,735 and $582,510, respectively	22,017,818	20,608,677
Prepaid expenses	958,902	1,744,425
Other assets	1,718,090	2,662,904
Total current assets	24,703,999	26,191,815

Furniture and equipment at cost, net	365,209	385,664

Other assets:
Intangible assets, net	3,273,679	3,391,821
Restricted cash	83,048	83,023
Other assets	3,137,672	2,989,360
Total other assets	6,494,399	6,464,204

Total assets	$31,563,607	$33,041,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$793,913	$884,095
Short-term borrowings	4,734,486	6,830,951
Accounts payable	714,564	997,605
Accrued expenses and other liabilities	6,985,098	6,523,070
Total current liabilities	13,228,061	15,235,721

Insurance reserves	751,306	576,342
Total liabilities	13,979,367	15,812,063

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	—	—
Common stock, $.0001 par value	1,074	1,074
Treasury stock, at cost	(1,788,505)	(1,788,505)
Additional paid-in capital	16,791,870	16,668,518
Accumulated earnings	2,579,801	2,348,533
Total stockholders’ equity	17,584,240	17,229,620

Total liabilities and stockholders’ equity	$31,563,607	$33,041,683

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Additional
	Preferred	Treasury	Common	Comprehensive	Paid-In	Accumulated
	Stock	Stock	Stock	Loss	Capital	Earnings

Balance at March 31, 2011	$—	$—	$1,087	$(174,571)	$16,718,779	$2,207,773

Stock compensation cost					87,978

Other comprehensive loss (a)				(15,011)

Net income – three months ended June 30, 2011				—	—	208,720

Balance at June 30, 2011	—	—	1,087	(189,582)	16,806,757	2,416,493

Common stock repurchased		(1,788,505)	(13)		(210,991)

Stock compensation cost					72,752

Unrealized gain and reclassification adjustment on available for sale securities				189,582

Net loss – nine months ended March 31, 2012						(67,960)

Balance at March 31, 2012	—	(1,788,505)	1,074	—	16,668,518	2,348,533

Stock compensation cost					123,352

Net income – three months ended June 30, 2012						231,268

Balance at June 30, 2012	$—	$(1,788,505)	$1,074	$—	$16,791,870	$2,579,801

(a) – Represents unrealized loss on marketable securities.

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,
	2012	2011
Cash flow from operating activities:
Net income	$231,268	$208,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,708	227,270
Provision for doubtful accounts, net	(13,775)	73,000
Gain on asset dispositions	(1,904)	(4,493)
Stock based compensation costs	123,352	87,978
Insurance reserves	174,964	(7,240)
Deferred income taxes	(161,353)	11,242
Restricted cash	(25)	(13)
Decrease in receivables, prepaid expenses and other current assets	89,326	1,328,044
Increase (decrease) in accounts payable and other current liabilities	178,986	(309,773)
Net cash provided by operating activities	789,547	1,614,735

Cash flows from investing activities:
Purchases of equipment	(31,316)	(11,058)
Collection on other receivable	258,681	—
Proceeds from asset dispositions	3,115	5,841
Net cash provided by (used in) investing activities	230,480	(5,217)

Cash flows from financing activities:
Net repayments on short-term borrowings	(2,096,465)	(2,515,646)
Decrease in checks issued in advance of deposits	(90,182)	(401,272)
Principal payments on capital lease obligations	—	(20,937)
Net cash used in financing activities	(2,186,647)	(2,937,855)

Net change in cash and cash equivalents	(1,166,620)	(1,328,337)

Cash and cash equivalents, beginning of period	1,175,809	3,463,461

Cash and cash equivalents, end of period	$9,189	$2,135,124

See accompanying notes to condensed financial statements

6

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:	2 0 12	2 0 11

Interest	$45,001	$77,392
Income taxes	15,950	10,400

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The accompanying condensed financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended March 31, 2012. In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation.

The condensed financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for any period after the date hereof, including for the fiscal year ending March 31, 2013 or for any subsequent period. In the opinion of our management, the accompanying condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report. All such adjustments are of a normal recurring nature.

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

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  This guidance is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied retrospectively.  We have included such disclosures in the accompanying financial statements.

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

As of June 30, 2012, the interest rate was 2.0% for LIBOR loans. At June 30, 2012, we had $4,000,000 in LIBOR loans and $202,807 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 30% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended June 30, 2012, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At June 30, 2012, we had $734,486 of short-term insurance borrowings outstanding.

3.	Other Assets:

	June 30,	March 31,
Other assets consist of the following:	2012	2012

Workers’ compensation insurance	$1,710,990	$2,397,723
Other receivables	—	258,681
Security deposits	190,894	196,982
Deferred tax asset	2,890,384	2,729,032
Other	63,494	69,846
	4,855,762	5,652,264
Current portion	(1,718,090)	(2,662,904)

Total non-current portion	$3,137,672	$2,989,360

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	Accrued Expenses and Other Liabilities:

	June 30,	March 31,
Accrued expenses and other liabilities consist of the following:	2012	2012

Payroll and related expenses	$5,882,937	$5,343,982
Taxes and fees payable	581,273	486,726
Accrued interest payable	6,163	7,339
Other	514,725	685,023

Total	$6,985,098	$6,523,070

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $690,039 and $495,461 for the three months ended June 30, 2012 and 2011, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three months ended June 30, 2012 and 2011.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In connection with the bankruptcy proceedings of one of our customers, on April 11, 2012, an action was filed against the Company in the United States Bankruptcy Court for Southern District of New York seeking the return of alleged preference payments made to the Company by the bankruptcy debtor in the amount of $774,128. On May 17, 2012, the Company filed an answer and affirmative defenses. The Company intends to conduct a vigorous defense of this case.

8.	Subsequent Event:

On July 17, 2012, the Company announced to its employees the upcoming consolidation and relocation of its corporate headquarters to Herndon, Virginia. Currently, the Company has three separate offices in Lagrangeville, New York; Parsippany, New Jersey and Rockville Centre, New York. The decision to consolidate and relocate was approved by the Board of Directors (the “Board”) following a thorough review of recommendations made by a real estate consulting firm hired by the Company. The main reasons driving the decision are: (1) a desire to locate all corporate staff together for improved communication and process; (2) a desire to locate headquarters near a major transportation hub; (3) proximity to our strategic markets; (4) competitive office rents, operating expenses, personnel and living costs; and (5) a desire to locate in a strong population center to attract employees within the security industry. The Board believes this move will enhance the Company’s financial and operational effectiveness and improve cohesiveness, cost-effectiveness and focus in the Company.

The Company is in the final stages of lease negotiations for the new space with an anticipated move date of November 1, 2012. While the Company is unable to determine the ultimate impact of the consolidation and relocation at this time, it estimates that initial costs could range from $1,000,000 to $2,000,000, depending primarily on personnel decisions.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2012 could cause our actual financial condition and results from operations to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of June 30, 2012 and 2011.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $123,352 and $87,978 for stock based compensation have been recorded for the three months ended June 30, 2012 and 2011, respectively.

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

Results of Operations

Revenues

Our revenues increased by $856,076, or 2.5%, to $35,641,679 for the three months ended June 30, 2012 from $34,785,603 in the corresponding period of the prior year. The increase in revenues for the three months ended June 30, 2012 was due mainly to: (i) expansion of services provided under a contract with a major transportation company of approximately $600,000; (ii) expansion of aviation services with an existing customer at a domestic airport location of approximately $390,000; (iii) a new contract with a large municipal agency which commenced during the fourth quarter of the prior fiscal year of approximately $340,000; (iv) a new contract with an international air freight carrier at four domestic airport locations of approximately $329,000 and (v) a new contract with a community college which commenced during the second half of the prior fiscal year of approximately $126,000. The increase in revenues was partially offset by: (i) the previously reported loss of security services contracts for a technology company and a semiconductor equipment manufacturer’s facility of approximately $216,000; (ii) reductions in service hours and rates of approximately $200,000 associated with the renewal of a contract with a major international carrier; (iii) the absence in the current period of a large airport construction contract of approximately $190,000; (iv) reduction in service hours at a major hospital of approximately $160,000 and (v) the loss of a service contract with a large international carrier in the fourth quarter of the prior fiscal year of approximately $160,000.

Gross Profit

Our gross profit decreased $122,304, or 2.6%, to $4,528,100 (12.7% of revenues) for the three months ended June 30, 2012, from $4,650,404 (13.4% of revenues) in the corresponding period of the prior year. The decrease was due mainly to: (i) the loss of a security services contract with a semiconductor equipment manufacturer; (ii) reductions in service hours and rates associated with the renewal of a contract as noted above; (iii) the absence in the current period of a large airport construction contract; (iv) reduction in service hours at a major hospital and (v) the loss of a service contract with a large international carrier in the fourth quarter of last year. The decrease in gross profit was partially offset by: (i) increased revenues associated with an expansion of services provided under a contract with a major transportation company; (ii) expansion of services with an existing customer at a domestic airport location; (iii) a new contract with a large municipal agency; (iv) a new contract with an international air freight carrier at four domestic airport locations and (v) a new contract with a community college.

General and Administrative Expenses

Our general and administrative expenses decreased by $157,270, or 3.8%, to $3,942,031 (11.1% of revenues) for the three months ended June 30, 2012, from $4,099,301 (11.8% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the three months ended June 30, 2012 resulted primarily from lower executive salaries resulting mainly from the absence in the current year period of termination payments made to the former CEO in the prior year and reductions in Human Resources personnel. The decrease in general and administrative expenses was partially offset by higher consulting fees and accruals for unused vacation pay in the current year period.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended June 30, 2012 was comparable with the corresponding period of the prior year. The slight decrease in the provision for doubtful accounts for the three months ended June 30, 2012 related primarily to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year period.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments in cases where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance for doubtful accounts as our management deems them to be uncollectible. We do not know if bad debts will increase in future periods nor do we believe that the decrease in the provision for doubtful accounts during the three months ended June 30, 2012 compared with the corresponding period of the prior year is indicative of a trend.

Interest Income

Interest income for the three months ended June 30, 2012 principally represents interest earned on cash balances and was comparable with the corresponding period of the prior year.

Interest Expense

Interest expense decreased by $38,203, or 52.6%, to $34,459 for the three months ended June 30, 2012, from $72,662 in the corresponding period of the prior year. The decrease in interest expense for the three months ended June 30, 2012 was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo and reduced borrowing rates, described below.

Asset Dispositions

Asset dispositions result primarily from the sale of vehicles, office equipment and security equipment in the ordinary course of business at prices above or below book value.

The gains on asset dispositions for the three months ended June 30, 2012 and 2011 were primarily due to the disposition of transportation equipment at amounts in excess of their respective book values.

Provision for income taxes

Provision for income taxes increased by $50,000 for the three months ended June 30, 2012 compared with the corresponding period of the prior year due mainly to the increase in our pre-tax earnings for the three months ended June 30, 2012 and the loss of deferred tax assets resulting from the cancellation of stock options previously held by former employees.

Liquidity and Capital Resources

During fiscal 2012, we began paying employees and administrative service clients on a bi-weekly basis, except for one operating location at which employees are paid weekly, while customers generally pay for our services within approximately 60 days after we bill them. We maintain a commercial revolving loan arrangement, currently with Wells Fargo. We fund our payroll and operations primarily through borrowings under our $20,000,000 credit facility with Wells Fargo (the “Credit Agreement”), described below under “Wells Fargo Revolving Credit Facility.”

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

As of June 30, 2012, the interest rate was 2.0% for LIBOR loans. At June 30, 2012, we had $4,000,000 in LIBOR loans and $202,807 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 30% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended June 30, 2012, we were in compliance with all covenants under the Credit Agreement.

Other Borrowings

During the three months ended June 30, 2012, we decreased our LIBOR borrowings by $1,000,000 and decreased our insurance borrowing by $1,096,465.

We may obtain short-term premium financing to assist with meeting our annual property and casualty insurance needs. At June 30, 2012, we had $734,486 of short-term insurance financing outstanding. We have no additional lines of credit other than as described above.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $519,844, or 4.7%, to $11,475,938 as of June 30, 2012, from $10,956,094 as of March 31, 2012.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $793,913 at June 30, 2012, compared with $884,095 at March 31, 2012. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

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

These strategic initiatives may result in future costs related to severance and other employee-related matters, litigation risks and expenses, and other costs. While the Company is unable to determine the ultimate impact of the consolidation and relocation of our corporate offices at this time, it estimates that initial costs could range from $1.0 to $2.0 million, depending primarily on personnel decisions.

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

Our gross profit margin decreased during the three months ended June 30, 2012 to 12.7% of revenues, compared with 13.4% during the corresponding period of the prior year. We expect our gross profit margins to average between 13.0% and 14.0% of revenue in fiscal 2013 based on current business conditions. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses. Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $22.2 million or 62.4% of our total revenues in the three months ended June 30, 2012. One security services customer accounted for approximately $8.7 million or 24.4% of our total revenues during the three months ended June 30, 2012. The loss of this customer or any material reduction in business from this customer would materially and adversely affect our business, financial condition and results of operations.

Our aviation services division generated approximately $13.4 million or 37.6% of our total revenues in the three months ended June 30, 2012. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As noted earlier, on February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo, which was amended on October 18, 2011, as described above. As of the close of business on August 3, 2012, our cash availability was approximately $10,350,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2012, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the three months ended June 30, 2012, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $34,000 over the remainder of our fiscal year ending March 31, 2013. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2013 ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 7 “Contingencies” to the Notes to Condensed Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2012.

Item6.	Exhibits

(a)	Exhibits

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

COMMAND SECURITY CORPORATION

Date: August 13, 2012	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

