Form 10-Q
period 2012-09-30
COMMAND SECURITY CORP
filed 2012-11-14
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of outstanding shares of the registrant’s common stock as of November 2, 2012 was 9,666,498.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Statements of Income - three and six months ended September 30, 2012 and 2011 (unaudited)	3

	Condensed Balance Sheets - September 30, 2012 (unaudited) and March 31, 2012	4

	Condensed Statements of Changes in Stockholders' Equity - six months ended September 30, 2012 and 2011 (unaudited)	5

	Condensed Statements of Cash Flows - six months ended September 30, 2012 and 2011 (unaudited)	6-7

	Notes to Condensed Financial Statements	8-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

SIGNATURES		24

Exhibit 31.1	Certification of Craig P. Coy
Exhibit 31.2	Certification of Barry I. Regenstein
Exhibit 32.1	§1350 Certification of Craig P. Coy
Exhibit 32.2	§1350 Certification of Barry I. Regenstein

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues	$38,164,921	$36,108,610	$73,806,600	$70,894,213

Cost of revenues	32,779,967	31,020,211	63,893,546	61,155,410

Gross profit	5,384,954	5,088,399	9,913,054	9,738,803

Operating expenses
General and administrative	4,618,290	3,899,695	8,560,321	7,998,996
Provision for doubtful accounts, net	74,728	3,403	147,014	77,645
	4,693,018	3,903,098	8,707,335	8,076,641

Operating income	691,936	1,185,301	1,205,719	1,662,162

Interest income	44	32	85	60
Interest expense	(28,002)	(70,413)	(62,461)	(143,075)
Equipment dispositions	5,299	543	7,203	5,036
Income before provision for income taxes	669,277	1,115,463	1,150,546	1,524,183

Provision for income taxes	340,000	595,000	590,000	795,000

Net income	329,277	520,463	560,546	729,183

Other comprehensive income (loss):
Unrealized loss on available for sale securities	—	(52,073)	—	(67,084)

Net loss recognized in other comprehensive income	—	(52,073)	—	(67,084)

Total comprehensive income	$329,277	$468,390	$560,546	$662,099

Net income per common share
Basic	$.03	$.05	$.06	$.07
Diluted	$.03	$.05	$.06	$.07

Weighted average number of common shares outstanding
Basic	9,666,498	10,878,098	9,666,498	10,878,098
Diluted	9,666,498	10,963,892	9,666,498	10,973,693

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$9,456	$1,175,809
Accounts receivable, net of allowance for doubtful accounts of $624,721 and $582,510, respectively	25,053,361	20,608,677
Prepaid expenses	467,310	1,744,425
Other assets	1,152,605	2,662,904
Total current assets	26,682,732	26,191,815

Furniture and equipment at cost, net	399,870	385,664

Other assets:
Intangible assets, net	2,762,735	3,391,821
Restricted cash	83,069	83,023
Other assets	3,254,618	2,989,360
Total other assets	6,100,422	6,464,204

Total assets	$33,183,024	$33,041,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,883,407	$884,095
Short-term borrowings	4,697,809	6,830,951
Accounts payable	953,724	997,605
Accrued expenses and other liabilities	6,800,735	6,523,070
Total current liabilities	14,335,675	15,235,721

Insurance reserves	900,735	576,342
Total liabilities	15,236,410	15,812,063

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	—	—
Common stock, $.0001 par value	1,074	1,074
Treasury stock, at cost	(1,788,505)	(1,788,505)
Additional paid-in capital	16,824,966	16,668,518
Accumulated earnings	2,909,079	2,348,533
Total stockholders’ equity	17,946,614	17,229,620

Total liabilities and stockholders’ equity	$33,183,024	$33,041,683

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Additional
	Preferred	Treasury	Common	Comprehensive	Paid-In	Accumulated
	Stock	Stock	Stock	Loss	Capital	Earnings

Balance at March 31, 2011	$—	$—	$1,087	$(174,571)	$16,718,779	$2,207,773

Stock compensation cost					132,157

Other comprehensive loss (a)				(67,084)

Net income – six months ended September 30, 2011						729,183

Balance at September 30, 2011	—	—	1,087	(241,655)	16,850,936	2,936,956

Common stock repurchased		(1,788,505)	(13)		(210,991)

Stock compensation cost					28,573

Unrealized gain and reclassification adjustment on available for sale securities				241,655

Net loss – six months ended March 31, 2012						(588,423)

Balance at March 31, 2012	—	(1,788,505)	1,074	—	16,668,518	2,348,533

Stock compensation cost					156,448

Net income – six months ended September 30, 2012						560,546

Balance at September 30, 2012	$—	$(1,788,505)	$1,074	$—	$16,824,966	$2,909,079

(a) – Represents unrealized loss on marketable securities.

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30,
	2012	2011
Cash flow from operating activities:
Net income	$560,546	$729,183
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	334,674	436,155
Provision for doubtful accounts, net	42,211	148,000
Gain on asset dispositions	(7,203)	(5,036)
Stock based compensation costs	156,448	132,157
Insurance reserves	324,393	(71,337)
Deferred income taxes	(291,288)	(15,387)
Restricted cash	(46)	(24)
(Increase) decrease in receivables, prepaid expenses and other current assets	(1,932,130)	1,609,117
Increase (decrease) in accounts payable and other current liabilities	233,783	(2,315,129)
Net cash (used in) provided by operating activities	(578,612)	647,699

Cash flows from investing activities:
Purchases of equipment	(119,953)	(33,198)
Collection on other receivable	258,681	—
Return of escrow funds related to prior business acquisition	398,946	—
Proceeds from asset dispositions	8,415	8,242
Net cash provided by (used in) investing activities	546,089	(24,956)

Cash flows from financing activities:
Net repayments on short-term borrowings	(2,133,142)	(3,531,292)
Increase in checks issued in advance of deposits	999,312	424,398
Principal payments on capital lease obligations	—	(43,235)
Net cash used in financing activities	(1,133,830)	(3,150,129)

Net change in cash and cash equivalents	(1,166,353)	(2,527,386)

Cash and cash equivalents, beginning of period	1,175,809	3,463,461

Cash and cash equivalents, end of period	$9,456	$936,075

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:	2 0 12	2 0 11

Interest	$62,758	$147,581
Income taxes	370,650	44,300

During the six months ended September 30, 2011, the Company received $71,597 in marketable securities related principally to the bankruptcy filing of a securities services customer. This amount has been excluded from operating activities on the condensed statements of cash flows presented.

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

The condensed financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for any period after the date hereof, including for the fiscal year ending March 31, 2013 or for any subsequent period. In the opinion of our management, the accompanying condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, other than the adjustments for relocation expenses as noted, considered necessary for a fair presentation of the financial statements included in this quarterly report. Except for the relocation expenses, all such adjustments are of a normal recurring nature.

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

On February 12, 2009, we entered into a $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was amended in October 2011 and November 2012 as described below, matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

As of September 30, 2012, the interest rates were 2.00% and 2.125% for LIBOR and revolving loans, respectively. At September 30, 2012, we had $4,000,000 and $697,809 in LIBOR and revolving loans, respectively, and $202,807 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 30% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

On November 6, 2012, the Company entered into an amendment to its Credit Agreement (the “Subsequent Amendment”). The Subsequent Amendment (i) allows for the Company to repurchase up to an additional $2,000,000 of its common stock, subject to certain conditions; (ii) provides for the consent of Wells Fargo to the consolidation and relocation of the Company’s headquarters and (iii) amends a financial covenant of the Credit Agreement for certain expenses associated with the consolidation and relocation of the Company’s headquarters.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the six months ended September 30, 2012, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At September 30, 2012, we had no short-term insurance borrowings outstanding.

3.	Other Assets:

Other assets consist of the following:	September 30,	March 31,
	2012	2012

Workers’ compensation insurance	$1,145,605	$2,397,723
Other receivables	—	258,681
Security deposits	207,740	196,982
Deferred tax asset	3,020,319	2,729,032
Other	33,559	69,846
	4,407,223	5,652,264
Current portion	(1,152,605)	(2,662,904)

Total non-current portion	$3,254,618	$2,989,360

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	September 30,	March 31,
	2012	2012

Payroll and related expenses	$5,747,900	$5,343,982
Taxes and fees payable	596,493	486,726
Accrued interest payable	6,487	7,339
Other	449,855	685,023

Total	$6,800,735	$6,523,070

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $735,064 and $717,455 and $1,425,103 and $1,212,916 for the three and six months ended September 30, 2012 and 2011, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others. We insure against such claims and suits through general liability policies with third-party insurance companies. As of September 30, 2012, our insurance coverage limits were $7,000,000 per occurrence for non-aviation related business (with an additional excess umbrella policy of $10,000,000) and $30,000,000 per occurrence for aviation related business. We retain the risk for the first $25,000 per occurrence on the non-aviation related policy which includes airport wheelchair and electric cart operations, and $5,000 on the aviation related policy except for $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to us.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and six months ended September 30, 2012 and 2011.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.	Contingencies:

The nature of our business is such that there is a significant volume of routine claims and lawsuits that are made against us, the vast majority of which never lead to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability that we face, relating to these matters. Some of the claims brought against us could result in significant payments; however, effective as of October 1, 2012, the exposure to us under general liability is limited to the first $25,000 per occurrence on the non-aviation related claims and $5,000 per occurrence on the aviation related claims except for $25,000 for damage to aircraft, $100,000 for skycap operations and $50,000 for damage to airport wheelchair and electric cart operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of September 30, 2012 and 2011.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $156,448 and $132,157 for stock based compensation have been recorded for the six months ended September 30, 2012 and 2011, respectively.

Overview

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through approximately 35 offices throughout the United States. In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, benefits and workers’ compensation insurance.

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

The global security industry has grown we believe largely due to an increasing desire for security to combat crime and terrorism. In the United States, the demand for security-related products and central station monitoring services also has grown steadily. We believe that there is continued heightened attention to and demand for security due to worldwide events, and the ensuing threat, or perceived threat, of criminal and terrorist activities. For these reasons, we expect that security will continue to be a key area of focus both domestically in the United States and abroad.

Demand for security officer services is dependent upon a number of factors, including, among other things, demographic trends, general economic variables such as growth in the gross domestic product, unemployment rates, consumer spending levels, perceived and actual crime rates, government legislation, terrorism sensitivity, war/external conflicts and technology.

Results of Operations

Revenues

Our revenues increased by $2,056,311, or 5.7%, to $38,164,921 for the three months ended September 30, 2012 from $36,108,610 in the corresponding period of the prior year. The increase in revenues for the three months ended September 30, 2012 was due mainly to: (i) expansion of services provided under a contract with a major transportation company of approximately $435,000; (ii) expansion of aviation services with an existing customer at a domestic airport location of approximately $1,300,000; (iii) expansion of services to new and existing security and aviation customers that resulted in additional aggregate revenues of approximately $960,000, including a new contract with a large municipal agency which commenced during the fourth quarter of the prior fiscal year, a new contract with an international air freight carrier at four domestic airport locations, a new contract with a community college which commenced during the second half of the prior fiscal year and a large construction contract at a major New York metropolitan area airport and (iv) a new contract to provide security services to an airport facility located in upstate New York of approximately $240,000. The increase in revenues was partially offset by: (i) reductions in service hours and rates of approximately $326,000 associated with the renewal of a contract with a major international carrier; (ii) the absence in the current period of a large airport construction contract of approximately $76,000; (iii) reduction in service hours at a major hospital of approximately $160,000 and (iv) the loss of a service contract with a large international carrier in the fourth quarter of the prior fiscal year of approximately $170,000.

Our revenues increased by $2,912,387, or 4.1%, to $73,806,600 for the six months ended September 30, 2012 from $70,894,213 in the corresponding period of the prior year. The increase in revenues for the six months ended September 30, 2012 was due mainly to: (i) expansion of services provided under a contract with a major transportation company of approximately $1,000,000; (ii) expansion of aviation services with an existing customer at a domestic airport location of approximately $1,700,000; (iii) expansion of services to new and existing security and aviation customers as noted above that resulted in aggregate revenues of approximately $1,900,000 and (iv) a new contract to provide security services to an airport facility located in upstate New York of approximately $240,000. The increase in revenues was partially offset by: (i) the previously reported loss of a security services contract for a semiconductor equipment manufacturer’s facility of approximately $216,000; (ii) reductions in service hours and rates of approximately $526,000 associated with the renewal of a contract with a major international carrier; (iii) the absence in the current period of a large airport construction contract of approximately $270,000; (iv) reduction in service hours at a major hospital of approximately $330,000 and (v) the loss of a service contract with a large international carrier in the fourth quarter of the prior fiscal year of approximately $340,000.

Gross Profit

Our gross profit increased $296,555, or 5.8%, to $5,384,954 (14.1% of revenues) for the three months ended September 30, 2012, from $5,088,399 (14.1% of revenues) in the corresponding period of the prior year. The increase was primarily due to: (i) expansion of services provided under a contract with a major transportation company; (ii) expansion of aviation services with an existing customer at a domestic airport location; (iii) expansion of services to new and existing security and aviation customers including. a new contract with a large municipal agency which commenced during the fourth quarter of the prior fiscal year, a new contract with an international air freight carrier at four domestic airport locations, a new contract with a community college which commenced during the second half of the prior fiscal year and a large construction contract at a major New York metropolitan area airport; (iv) a new contract to provide security services to an airport facility located in upstate New York and (v) the absence in the current period of professional and related fees principally associated with settlement of employment related claims in the comparable prior year period. The increase in gross profit was partially offset by: (i) reductions in service hours and rates associated with the renewal of a contract with a major international carrier; (ii) the absence in the current period of a large airport construction contract; (iii) reduction in service hours at a major hospital and (iv) the loss of a service contract with a large international carrier in the fourth quarter of the prior fiscal year.

Our gross profit increased $174,251, or 1.8%, to $9,913,054 (13.4% of revenues) for the six months ended September 30, 2012, from $9,738,803 (13.7% of revenues) in the corresponding period of the prior year. The increase was primarily due to: (i) expansion of services provided under a contract with a major transportation company; (ii) expansion of aviation services with an existing customer at a domestic airport location; (iii) expansion of services to new and existing security and aviation customers as noted above; (iv) a new contract to provide security services to an airport facility located in upstate New York and (v) the absence in the current year of professional and related fees principally associated with settlement of employment related claims in the comparable prior year. The increase in gross profit was partially offset by: (i) the previously reported loss of a security services contract for a semiconductor equipment manufacturer’s facility; (ii) reductions in service hours and rates associated with the renewal of a contract with a major international carrier; (iii) the absence in the current period of a large airport construction contract; (iv) reduction in service hours at a major hospital and (v) the loss of a service contract with a large international carrier in the fourth quarter of the prior fiscal year.

General and Administrative Expenses

Our general and administrative expenses increased by $718,595, or 18.4%, to $4,618,290 (12.1% of revenues) for the three months ended September 30, 2012, from $3,899,695 (10.8% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses for the three months ended September 30, 2012 resulted primarily from accrued labor (mainly employee severance) and other related expenses associated with our previously disclosed plan to consolidate and relocate our corporate headquarters to Herndon, Virginia.

Our general and administrative expenses increased by $561,325, or 7.0%, to $8,560,321 (11.6% of revenues) for the six months ended September 30, 2012, from $7,998,996 (11.3% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses for the six months ended September 30, 2012 resulted primarily from accrued labor mainly (employee severance) and other related expenses associated with our previously disclosed plan to consolidate and relocate our corporate headquarters to Herndon, Virginia.

Provision for Doubtful Accounts

The provision for doubtful accounts increased $71,325 to $74,728 for the three months ended September 30, 2012 from $3,403 in the corresponding period of the prior year. The increase in the provision for doubtful accounts for the three months ended September 30, 2012 related primarily to stock that we received in the comparable prior year period under our claim related to the bankruptcy filing of a security services customer, which was valued at approximately $72,000.

The provision for doubtful accounts increased $69,369 to $147,014 for the six months ended September 30, 2012 from $77,645 in the corresponding period of the prior year. The increase in the provision for doubtful accounts for the six months ended September 30, 2012 related primarily to stock that we received in the comparable prior year period under our claim related to the bankruptcy filing of a security services customer as noted above.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments in cases where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance for doubtful accounts as our management deems them to be uncollectible. We do not know if bad debts will increase in future periods nor do we believe that the increase in the provision for doubtful accounts during the six months ended September 30, 2012 compared with the corresponding period of the prior year is indicative of a trend.

Interest Income

Interest income for the three and six months ended September 30, 2012 principally represents interest earned on cash balances and was comparable with the corresponding period of the prior year and not deemed significant to our condensed financial statements.

Interest Expense

Interest expense decreased by $42,411, or 60.2%, to $28,002 for the three months ended September 30, 2012, from $70,413 in the corresponding period of the prior year. The decrease in interest expense for the three months ended September 30, 2012 was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo and reduced borrowing rates.

Interest expense decreased by $80,614, or 56.3%, to $62,461 for the six months ended September 30, 2012, from $143,075 in the corresponding period of the prior year. The decrease in interest expense for the six months ended September 30, 2012 was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo and reduced borrowing rates.

Asset Dispositions

Asset dispositions result primarily from the sale of vehicles, office equipment and security equipment in the ordinary course of business at prices above or below book value.

The gains on asset dispositions for the three and six months ended September 30, 2012 and 2011 were primarily due to the disposition of transportation equipment at amounts in excess of their respective book values and were not deemed significant to our condensed financial statements.

Provision for income taxes

Provision for income taxes decreased by $255,000 for the three months ended September 30, 2012 compared with the corresponding period of the prior year due mainly to the decrease in our pre-tax earnings for the three months ended September 30, 2012.

Provision for income taxes decreased by $205,000 for the six months ended September 30, 2012 compared with the corresponding period of the prior year due mainly to the decrease in our pre-tax earnings for the six months ended September 30, 2012 partially offset by the loss of deferred tax assets resulting from the cancellation of stock options previously held by former employees.

Liquidity and Capital Resources

During fiscal 2012, we began paying employees and administrative service clients on a bi-weekly basis, except for one operating location at which employees are paid weekly. Customers generally pay for our services within approximately 60 days after we bill them. We maintain a commercial revolving loan arrangement, currently with Wells Fargo. We fund our payroll and operations primarily through borrowings under our $20,000,000 credit facility with Wells Fargo (the “Credit Agreement”), described below under “Wells Fargo Revolving Credit Facility.”

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

Wells Fargo Revolving Credit Facility

On February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo. This credit facility, which was amended in October 2011 and November 2012 as described below, matures in October 2016, and contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

As of September 30, 2012, the interest rates were 2.00% and 2.125% for LIBOR and revolving loans, respectively. At September 30, 2012, we had $4,000,000 and $697,809 in LIBOR and revolving loans, respectively, and $202,807 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 30% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

On November 6, 2012, the Company entered into an amendment (the “Subsequent Amendment”) to the Credit Agreement. The Subsequent Amendment (i) allows for the Company to repurchase up to an additional $2,000,000 of its common stock, subject to certain conditions; (ii) provides for the consent of Wells Fargo to the consolidation and relocation of the Company’s headquarters and (iii) amends a financial covenant of the Credit Agreement for certain expenses associated with the consolidation and relocation of the Company’s headquarters.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the six months ended September 30, 2012, we were in compliance with all covenants under the Credit Agreement.

Other Borrowings

During the six months ended September 30, 2012, we decreased our bank borrowings by $302,191 and decreased our insurance borrowing by $1,830,951.

We may obtain short-term premium financing to assist with meeting our annual property and casualty insurance needs. At September 30, 2012, we had no short-term insurance financing outstanding. We have no additional lines of credit other than as described above.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $1,390,963 or 12.7%, to $12,347,057 as of September 30, 2012, from $10,956,094 as of March 31, 2012.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,883,407 at September 30, 2012, compared with $884,095 at March 31, 2012. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Strategic Initiatives

Our Board of Directors and management have initiated a number of strategic actions to improve the Company’s performance. Craig P. Coy joined the Company as Chief Executive Officer on January 3, 2012, as previously announced. Following Mr. Coy’s appointment, we began implementing strategic initiatives designed to further increase efficiencies across the organization and lower the overall cost structure. Key elements of these initiatives include:

•	The consolidation of our corporate offices and streamlining of our management structure to integrate all of our functions into a common platform and use resources more efficiently.
•	Renewed focus on operational performance, including managing overtime, to improve our operating margins and service delivery capabilities.
•	Strategic new hires in the human resources, sales and operations departments, bringing on board a new Vice President of Human Resources, a new Vice President of Sales and Marketing, a new Vice President of Operations and expanding our sales and marketing team with the hiring of additional sales executives to maximize our marketing opportunities.
•	Reviews of our market position and product and service offerings to ensure that “best in breed” capabilities are brought to market.

These strategic initiatives may result in future costs related to severance and other employee-related matters, litigation risks and expenses, and other costs. While the Company is unable to determine the ultimate impact of the consolidation and relocation of our corporate offices at this time, it estimates that initial costs could range from $1.0 to $2.0 million, depending primarily on personnel decisions. As of September 30, 2012, we have recorded $747,032 in selling, general & administrative costs related to this initiative.

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

Our gross profit margin decreased during the six months ended September 30, 2012 to 13.4% of revenues, compared with 13.7% during the corresponding period of the prior year. We expect our gross profit margins to average between 13.0% and 14.0% of revenue in fiscal 2013 based on current business conditions. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses. Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $45.2 million or 61.3% of our total revenues in the six months ended September 30, 2012. One security services customer accounted for approximately $17.8 million or 24.1% of our total revenues during the six months ended September 30, 2012. The loss of this customer or any material reduction in business from this customer would materially and adversely affect our business, financial condition and results of operations.

Our aviation services division generated approximately $28.5 million or 38.6% of our total revenues in the six months ended September 30, 2012. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As noted earlier, on February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo, which was amended in October 2011 and November 2012, as described above. As of the close of business on November 2, 2012, our cash availability was approximately $11,600,000 which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Non-GAAP Financial Measures

In addition to financial measures determined in accordance with United States generally accepted accounting principles (“GAAP”), we are providing certain non-GAAP measures for the three and six months ended September 30, 2012 for use in assessing our performance. These non-GAAP measures include: (i) adjusted operating income and (ii) adjusted net income, each of which have been adjusted to exclude the impact of certain non-recurring accrued labor charges and expenses related to our corporate headquarter relocation, and (iii) adjusted diluted earnings per common share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the accrued labor charges and expenses related to our corporate headquarter relocation.

Our reported financial results for the three and six months ended September 30, 2012 include substantial non-recurring charges, primarily from accrued labor (mainly employee severance) and other related expenses associated with our previously disclosed plan to consolidate and relocate our corporate headquarters to Herndon, Virginia. We believe that presentation of operating results and related per share amounts exclusive of these costs provides useful supplemental information to facilitate the analysis of our core operating results and comparison of operating results across reporting periods. We also believe that the supplemental non-GAAP information (presented below, reconciled to the comparable GAAP measures for the three and six months ended September 30, 2011, and presented with the comparable GAAP measures for the three and six months ended September 30, 2012) is also useful in analyzing and assessing our past and future operating performance. The usefulness of adjusted operating income, adjusted net income and adjusted diluted earnings per share as performance measures, however, is limited by the fact that they exclude the impact of certain charges and expenses. Therefore, these non-GAAP financial results should be considered as an addition to, and not a substitute for, or superior to, financial measures calculated in accordance with GAAP. Other companies may define adjusted operating income, adjusted net income and adjusted diluted earnings per share differently and, as a result, our measures of adjusted operating income, adjusted net income and adjusted diluted earnings per share may not be directly comparable to adjusted operating income, adjusted net income and adjusted diluted earnings per share measures of other companies.

Adjusted Operating Income, Adjusted Net Income and Adjusted Diluted Earnings Per Share adjusting for corporate headquarter relocation costs are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Operating income	$691,936	$1,185,301	$1,205,719	$1,662,162
Relocation expenses	747,032	--	747,032	--

Adjusted operating income	$1,438,968	$1,185,301	$1,952,751	$1,662,162

Net income	$329,277	$520,463	$560,546	$729,183
Relocation expenses (net of taxes)	367,540	--	363,954	--

Adjusted net income	$696,817	$520,463	$924,500	$729,183

Diluted earnings per common share	$0.03	$0.05	$0.06	$0.07
Relocation expenses	0.04	--	0.04	--

Adjusted diluted earnings per common share	$0.07	$0.05	$0.10	$0.07

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended September 30, 2012, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the six months ended September 30, 2012, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $22,000 over the remainder of our fiscal year ending March 31, 2013. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. There have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2013 ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

See our discussion under Note 7 “Contingencies” to the Notes to Condensed Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2012.

Item 6.    Exhibits

(a)	Exhibits

Exhibit 10.1 Landry Employment Offer Letter dated October 1, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 4, 2012.)

Exhibit 10.2 Third Amendment to Credit and Security Agreement, dated as of November 6, 2012, between Command Security Corporation and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 6, 2012.)

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

Exhibit 99.1 Press Release, dated November 14, 2012 announcing September 30, 2012 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 14, 2012	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry I. Regenstein
Barry I. Regenstein
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

