Form 10-Q
period 2012-12-31
COMMAND SECURITY CORP
filed 2013-02-12
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

l company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock as of February 1, 2013 was 8,989,298.

Table of Contents

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Condensed Statements of Income -	3
	three and nine months ended December 31, 2012
	and 2011 (unaudited)

	Condensed Balance Sheets -	4
	December 31, 2012 (unaudited) and March 31, 2012

	Condensed Statements of Changes in Stockholders' Equity -	5
	nine months ended December 31, 2012 and 2011
	(unaudited)

	Condensed Statements of Cash Flows -	6-7
	nine months ended December 31, 2012 and 2011
	(unaudited)

	Notes to Condensed Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

SIGNATURES		26

Exhibit 31.1	Certification of Craig P. Coy	27
Exhibit 31.2	Certification of N. Paul Brost	28
Exhibit 32.1	§1350 Certification of Craig P. Coy	29
Exhibit 32.2	§1350 Certification of N. Paul Brost	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011

Revenues	$38,930,273	$35,784,511	$112,736,873	$106,678,724

Cost of revenues	33,922,021	31,256,017	97,815,567	92,411,427

Gross profit	5,008,252	4,528,494	14,921,306	14,267,297

Operating expenses
General and administrative	4,188,517	3,983,518	12,748,838	11,982,515
Provision for doubtful accounts, net	74,434	75,112	221,448	152,757
	4,262,951	4,058,630	12,970,286	12,135,272

Operating income	745,301	469,864	1,951,020	2,132,025

Interest income	35	31	120	91
Interest expense	(36,688)	(53,561)	(99,149)	(196,636)
Loss on sale of investment	--	(2,137)	--	(2,015)
Equipment dispositions	--	--	7,203	4,915

Income before provision for income taxes	708,648	414,197	1,859,194	1,938,380

Provision for income taxes	355,000	197,000	945,000	992,000

Net income	353,648	217,197	914,194	946,380

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	--	23,590	--	(43,494)

Net gain (loss) recognized in other comprehensive income	--	23,590	--	(43,494)

Total comprehensive income	$353,648	$240,787	$914,194	$902,886

Net income per common share
Basic	$.04	$.02	$.10	$.09
Diluted	$.04	$.02	$.10	$.09

Weighted average number of common shares outstanding
Basic	9,475,702	10,855,331	9,602,899	10,870,509
Diluted	9,582,022	10,952,424	9,638,339	10,966,603

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	December 31,	March 31,
	2012	2012
	(Unaudited)

Current assets:

Cash and cash equivalents	$9,544	$1,175,809
Accounts receivable, net of allowance for doubtful accounts of $684,866 and $582,510, respectively	25,544,662	20,608,677
Prepaid expenses	1,210,290	1,744,425
Other assets	2,154,736	2,662,904
Total current assets	28,919,232	26,191,815

Furniture and equipment at cost, net	578,085	385,664

Other assets:
Intangible assets, net	2,663,026	3,391,821
Restricted cash	83,088	83,023
Other assets	3,403,814	2,989,360
Total other assets	6,149,928	6,464,204

Total assets	$35,647,245	$33,041,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$506,776	$884,095
Short-term borrowings	6,834,279	6,830,951
Accounts payable	1,221,824	997,605
Accrued expenses and other liabilities	8,777,732	6,523,070
Total current liabilities	17,340,611	15,235,721

Insurance reserves	1,088,999	576,342
Total liabilities	18,429,610	15,812,063

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	--	--
Common stock, $.0001 par value	1,074	1,074
Treasury stock, at cost	(2,885,579)	(1,788,505)
Additional paid-in capital	16,839,413	16,668,518
Accumulated earnings	3,262,727	2,348,533
Total stockholders’ equity	17,217,635	17,229,620

Total liabilities and stockholders’ equity	$35,647,245	$33,041,683

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Additional
	Preferred	Treasury	Common	Comprehensive	Paid-In	Accumulated
	Stock	Stock	Stock	Loss	Capital	Earnings

Balance at March 31, 2011	$--	$--	$1,087	$(174,571)	$16,718,779	$2,207,773

Stock compensation cost					142,745

Other comprehensive loss (a)				(43,494)

Repurchase and retirement of shares			(13)		(210,990)

Net income – nine months ended December 31, 2011				_	_	946,380

Balance at December 31, 2011	--	--	1,074	(218,065)	16,650,534	3,154,153

Common stock repurchased		(1,788,505)

Stock compensation cost					17,984

Unrealized gain and reclassification adjustment on available for sale securities				218,065

Net loss – three months ended March 31, 2012						(805,620)

Balance at March 31, 2012	--	(1,788,505)	1,074	--	16,668,518	2,348,533

Common stock repurchased		(1,097,074)

Stock compensation cost					170,895

Net income – nine months ended December 31, 2012						914,194

Balance at December 31, 2012	$--	$(2,885,579)	$1,074	$--	$16,839,413	$3,262,727

(a)	– Represents unrealized loss on marketable securities.

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31,
	2012	2011
Cash flow from operating activities:
Net income	$914,194	$946,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	503,425	635,319
Provision for doubtful accounts, net	102,356	321,854
Gain on asset dispositions	(7,203)	(4,915)
Loss on sale of investments	--	2,015
Stock based compensation costs	170,895	142,745
Insurance reserves	512,657	(111,622)
Deferred income taxes	(464,738)	(169,252)
Restricted cash	(65)	(34)
(Increase) decrease in receivables, prepaid expenses and other current assets	(3,205,665)	706,763
Increase (decrease) in accounts payable and other current liabilities	2,478,881	(2,259,460)
Net cash provided by operating activities	1,004,737	209,793

Cash flows from investing activities:
Purchases of equipment	(367,209)	(53,445)
Collection on other receivable	258,681	--
Return of escrow funds related to prior business acquisition	398,946	--
Proceeds from sales of marketable securities	--	68,248
Proceeds from asset dispositions	8,415	8,641
Net cash provided by investing activities	298,833	23,444

Cash flows from financing activities:
Net repayments on short-term borrowings	(995,442)	(4,181,455)
(Decrease) increase in checks issued in advance of deposits	(377,319)	750,319
Repurchase and retirement of shares	(1,097,074)	(211,003)
Principal payments on capital lease obligations	--	(43,235)
Net cash used in financing activities	(2,469,835)	(3,685,374)

Net change in cash and cash equivalents	(1,166,265)	(3,452,137)

Cash and cash equivalents, beginning of period	1,175,809	3,463,461

Cash and cash equivalents, end of period	$9,544	$11,324

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:	2012	2011

Interest	$97,673	$208,784
Income taxes	774,550	872,536

Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company may obtain short-term premium financing to assist with meeting its annual property and casualty insurance needs. For the nine months ended December 31, 2012 and 2011, $998,770 and $3,644,447, respectively, was financed for this purpose. These insurance premium financings have been excluded from the condensed statements of cash flows presented.

During the nine months ended December 31, 2011, the Company received $73,902 in marketable securities related principally to the bankruptcy filing of a securities services customer. This amount has been excluded from operating activities on the condensed statements of cash flows presented.

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

As of December 31, 2012, the interest rates were 2.00% and 2.125% for LIBOR and revolving loans, respectively. At December 31, 2012, we had $5,500,000 and $533,735 in LIBOR and revolving loans, respectively, and $172,540 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 39% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the nine months ended December 31, 2012, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. For the nine months ended December 31, 2012, $998,770 was financed for this purpose and, at December 31, 2012, we had $800,544 of short-term insurance borrowings outstanding.

3.	Other Assets:

Other assets consist of the following:	December 31,	March 31,
	2012	2012

Workers’ compensation insurance	$2,148,736	$2,397,723
Other receivables	--	258,681
Security deposits	205,936	196,982
Deferred tax asset	3,193,769	2,729,032
Other	10,109	69,846
	5,558,550	5,652,264
Current portion	(2,154,736)	(2,662,904)
Total	$3,403,814	$2,989,360

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following:	December 31,	March 31,
	2012	2012

Payroll and related expenses	$7,612,955	$5,343,982
Taxes and fees payable	602,137	486,726
Accrued interest payable	8,260	7,339
Other	554,380	685,023

Total	$8,777,732	$6,523,070

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $753,633 and $578,777 and $2,178,737 and $1,791,694 for the three and nine months ended December 31, 2012 and 2011, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others. We insure against such claims and suits through general liability policies with third-party insurance companies. As of December 31, 2012, our insurance coverage limits were $1,000,000 per occurrence for non-aviation related business (with additional excess umbrella and excess liability policies with a total of $15,000,000) and $30,000,000 per occurrence for aviation related business. We retain the risk for the first $25,000 per occurrence on the non-aviation related policy and $5,000 on the aviation related policy except for $25,000 for damage to aircraft (with a $1,000,000 annual aggregate), $50,000 for wheelchairs and electric carts, and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to us.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and nine months ended December 31, 2012 and 2011.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.	Contingencies:

The nature of our business is such that there is a significant volume of routine claims and lawsuits that are made against us, the vast majority of which never lead to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability that we face, relating to these matters. Some of the claims brought against us could result in significant payments; however, effective as of October 1, 2012, the exposure to us under general liability is limited to the first $25,000 per occurrence on the non-aviation related claims and $5,000 per occurrence on the aviation related claims except for $25,000 for damage to aircraft (with a $1,000,000 annual aggregate), $50,000 for damage to wheelchairs and electric carts, and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

The Company entered into an office lease agreement (the “Lease”) with FP Van Buren, LLC, a Delaware limited liability company (the “Lessor”), to lease approximately 10,435 square feet of office space (the “Premises”) located at 512 Herndon Parkway, Herndon, Virginia. The Company plans to use the Premises as its new corporate headquarters. The term of the Lease is for a period of twelve (12) years which commenced on January 14, 2013, and expires on January 31, 2025, unless earlier terminated pursuant to the Lease. The Lease provides for monthly payments of rent during the Term as set forth in the Lease. No rent will be due during the first twelve months of the Term. Rent shall be $17.95 per square foot per annum for the first three years of the Term, with rent increasing three percent over the prior year’s rent amount for each year thereafter for the duration of the Lease. Additionally, the Lease provides that during the first twelve (12) months of the Term, the rent includes certain operating and property tax expenses. After the first twelve (12) months of the Term, the Company must pay the Lessor for the Company’s share of increases in certain operating and property tax expenses in addition to the base rent. The Company’s obligations for the full twelve (12) year Lease term are approximately $2.4 million.

8.	Issuer Purchases of Equity Securities:

During December 2012, we repurchased shares of our common stock having a value of $1,083,520 pursuant to our share repurchase program.

			Total Number of Shares	Dollar Value of
	Total Number of		Purchased as Part of	Shares that May
	Shares Purchased as	Average Price	Publicly Announced Plans	Yet Be Purchased Under
Period	Part of Program	Paid per Share	or Programs	the Program(1)
October 1-31, 2012	-	-	-
November 1-30, 2012	-	-	-
December 1-31, 2012	677,200	$1.60	677,200	$941,254
Total	677,200	$1.60	677,200	$941,254

(1) Under our stock repurchase program, effective as of November 6, 2012, we can repurchase up to an aggregate of $4,000,000 of our common stock on the open market. Shares repurchased during December 2012 are being held in treasury. The program does not have a prescribed expiration date.

9.	Reclassifications:

Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying condensed financial statements. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously recorded.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of December 31, 2012 and 2011.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $170,895 and $142,745 for stock based compensation have been recorded for the nine months ended December 31, 2012 and 2011, respectively.

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

Results of Operations

Revenues

Our revenues increased by $3,145,762, or 8.8%, to $38,930,273 for the three months ended December 31, 2012 from $35,784,511 in the corresponding period of the prior year. The increase in revenues for the three months ended December 31, 2012 was due mainly to: (i) expansion of services provided under a contract with a major transportation company of approximately $600,000; (ii) expansion of aviation services with an existing customer at a domestic airport location of approximately $1,500,000; (iii) expansion of services to new and existing security and aviation customers that resulted in additional aggregate revenues of approximately $1,000,000; including a new contract with a large municipal agency which commenced during the fourth quarter of the prior fiscal year, a new contract with an international air freight carrier at four domestic airport locations, a new contract with a community college which commenced during the second half of the prior fiscal year and a large construction contract at a major New York metropolitan area airport and (iv) a new contract to provide security services to an airport facility located in upstate New York of approximately $230,000. The increase in revenues was partially offset by: (i) the absence in the current period of two large airport construction contracts of approximately $290,000 and (ii) the loss of a service contract with a large international carrier in the fourth quarter of the prior fiscal year of approximately $155,000.

Our revenues increased by $6,058,149, or 5.7%, to $112,736,873 for the nine months ended December 31, 2012 from $106,678,724 in the corresponding period of the prior year. The increase in revenues for the nine months ended December 31, 2012 was due mainly to: (i) expansion of services provided under a contract with a major transportation company of approximately $1,600,000; (ii) expansion of aviation services with an existing customer at a domestic airport location of approximately $3,200,000; (iii) expansion of services to new and existing security and aviation customers as noted above that resulted in aggregate revenues of approximately $2,900,000 and (iv) a new contract to provide security services to an airport facility located in upstate New York of approximately $470,000. The increase in revenues was partially offset by: (i) the previously reported loss of a security services contract for a semiconductor equipment manufacturer’s facility of approximately $215,000; (ii) reductions in service hours and rates of approximately $460,000 associated with the renewal of a contract with a major international carrier; (iii) the absence in the current period of two large airport construction contracts of approximately $785,000; (iv) reduction in service hours at a major hospital of approximately $330,000 and (v) the loss of a service contract with a large international carrier in the fourth quarter of the prior fiscal year of approximately $495,000.

Gross Profit

Our gross profit increased $479,758, or 10.6%, to $5,008,252 (12.9% of revenues) for the three months ended December 31, 2012, from $4,528,494 (12.7% of revenues) in the corresponding period of the prior year. The increase was primarily due to: (i) expansion of services provided under a contract with a major transportation company; (ii) expansion of aviation services with an existing customer at a domestic airport location; (iii) expansion of services to new and existing security and aviation customers including; a new contract with a large municipal agency which commenced during the fourth quarter of the prior fiscal year, a new contract with an international air freight carrier at four domestic airport locations, a new contract with a community college which commenced during the second half of the prior fiscal year and a large construction contract at a major New York metropolitan area airport; (iv) a new contract to provide security services to an airport facility located in upstate New York and (v) the absence in the current period of professional and related fees principally associated with settlement of employment related claims in the comparable prior year period. The increase in gross profit was partially offset by: (i) the absence in the current period of two large airport construction contracts and (ii) the loss of a service contract with a large international carrier in the fourth quarter of the prior fiscal year.

Our gross profit increased $654,009, or 4.6%, to $14,921,306 (13.2% of revenues) for the nine months ended December 31, 2012, from $14,267,297 (13.4% of revenues) in the corresponding period of the prior year. The increase was primarily due to: (i) expansion of services provided under a contract with a major transportation company; (ii) expansion of aviation services with an existing customer at a domestic airport location; (iii) expansion of services to new and existing security and aviation customers as noted above; (iv) a new contract to provide security services to an airport facility located in upstate New York and (v) the absence in the current year of professional and related fees principally associated with settlement of employment related claims in the comparable prior year. The increase in gross profit was partially offset by: (i) the previously reported loss of a security services contract for a semiconductor equipment manufacturer’s facility; (ii) reductions in service hours and rates associated with the renewal of a contract with a major international carrier; (iii) the absence in the current period of two large airport construction contracts; (iv) reduction in service hours at a major hospital and (v) the loss of a service contract with a large international carrier in the fourth quarter of the prior fiscal year.

General and Administrative Expenses

Our general and administrative expenses increased by $204,999, or 5.1%, to $4,188,517 (10.8% of revenues) for the three months ended December 31, 2012, from $3,983,518 (11.1% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses for the three months ended December 31, 2012 resulted primarily from accrued labor (mainly employee severance) and other related expenses associated with our previously disclosed plan to consolidate and relocate our corporate headquarters to Herndon, Virginia.

Our general and administrative expenses increased by $766,323, or 6.4%, to $12,748,838 (11.3% of revenues) for the nine months ended December 31, 2012, from $11,982,515 (11.2% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses for the nine months ended December 31, 2012 resulted primarily from accrued labor (mainly employee severance) and other related expenses associated with our previously disclosed plan to consolidate and relocate our corporate headquarters to Herndon, Virginia.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended December 31, 2012 was comparable with the corresponding period of the prior year reflecting the timing and amounts of uncollectible accounts charged and/or credited to expense.

The provision for doubtful accounts increased $68,691 to $221,448 for the nine months ended December 31, 2012 from $152,757 in the corresponding period of the prior year. The increase in the provision for doubtful accounts for the nine months ended December 31, 2012 related primarily to stock that we received in the comparable prior year period under our claim related to the bankruptcy filing of a security services customer, which was valued at approximately $72,000.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments in cases where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance for doubtful accounts as our management deems them to be uncollectible. We do not know if bad debts will increase in future periods nor do we believe that the increase in the provision for doubtful accounts during the nine months ended December 31, 2012 compared with the corresponding period of the prior year is indicative of a trend.

Interest Income

Interest income for the three and nine months ended December 31, 2012 principally represents interest earned on cash balances and was comparable with the corresponding period of the prior year and not deemed significant to our condensed financial statements.

Interest Expense

Interest expense decreased by $16,873, or 31.5%, to $36,688 for the three months ended December 31, 2012, from $53,561 in the corresponding period of the prior year. The decrease in interest expense for the three months ended December 31, 2012 was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo and reduced borrowing rates.

Interest expense decreased by $97,487, or 49.6%, to $99,149 for the nine months ended December 31, 2012, from $196,636 in the corresponding period of the prior year. The decrease in interest expense for the nine months ended December 31, 2012 was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo and reduced borrowing rates.

Asset Dispositions

Asset dispositions result primarily from the sale of vehicles, office equipment and security equipment in the ordinary course of business at prices above or below book value.

The gains on asset dispositions for the three and nine months ended December 31, 2012 and 2011 were primarily due to the disposition of transportation equipment at amounts in excess of their respective book values and were not deemed significant to our condensed financial statements.

Provision for income taxes

Provision for income taxes increased by $158,000 for the three months ended December 31, 2012 compared with the corresponding period of the prior year due mainly to the increase in our pre-tax earnings for the three months ended December 31, 2012.

Provision for income taxes decreased by $47,000 for the nine months ended December 31, 2012 compared with the corresponding period of the prior year due mainly to the decrease in our pre-tax earnings for the nine months ended December 31, 2012 partially offset by the loss of deferred tax assets resulting from the cancellation of stock options previously held by former employees.

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

As of December 31, 2012, the interest rates were 2.00% and 2.125% for LIBOR and revolving loans, respectively. At December 31, 2012, we had $5,500,000 and $533,735 in LIBOR and revolving loans, respectively, and $172,540 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 39% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the nine months ended December 31, 2012, we were in compliance with all covenants under the Credit Agreement.

Other Borrowings

During the nine months ended December 31, 2012, we increased our bank borrowings by $1,033,735 and decreased our insurance borrowing by $1,030,407.

We may obtain short-term premium financing to assist with meeting our annual property and casualty insurance needs. For the nine months ended December 31, 2012, $998,770 was financed for this purpose and, at December 31, 2012, we had $800,544 of short-term insurance financing outstanding. We have no additional lines of credit other than as described above.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $622,527 or 5.7%, to $11,578,621 as of December 31, 2012, from $10,956,094 as of March 31, 2012.

We experienced checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $506,776 at December 31, 2012, compared with $884,095 at March 31, 2012. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

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

These strategic initiatives may result in future costs related to severance and other employee-related matters, litigation risks and expenses, and other costs. While the Company is unable to determine the ultimate impact of the consolidation and relocation of our corporate offices at this time, it currently estimates that costs may range from $1.5 to $2.0 million, depending primarily on personnel decisions. As of December 31, 2012, we have recorded $1,048,818 in selling, general & administrative costs related to this initiative. As previously announced, the Company opened its new corporate headquarters in Herndon, VA which will consolidate headquarters personnel from three existing office locations. The transition of corporate functions is expected to be completed by February 15, 2013.

In connection with our corporate headquarters relocation, we entered into an office lease agreement (the “Lease”) with FP Van Buren, LLC, a Delaware limited liability company (the “Lessor”), to lease approximately 10,435 square feet of office space located at 512 Herndon Parkway, Herndon, Virginia. The term of the Lease is for a period of twelve (12) years which commenced on January 14, 2013, and expires on January 31, 2025, unless earlier terminated pursuant to the Lease. The Lease provides for monthly payments of rent during the Term as set forth in the Lease. No rent will be due during the first twelve months of the Term. Rent shall be $17.95 per square foot per annum for the first three years of the Term, with rent increasing three percent over the prior year’s rent amount for each year thereafter for the duration of the Lease. Additionally, the Lease provides that during the first twelve (12) months of the Term, the rent includes certain operating and property tax expenses. After the first twelve (12) months of the Term, we must pay the Lessor for our share of increases in certain operating and property tax expenses in addition to the base rent. Our obligations for the full twelve (12) year Lease term are approximately $2.4 million.

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

Our gross profit margin decreased during the nine months ended December 31, 2012 to 13.2% of revenues, compared with 13.4% during the corresponding period of the prior year. We expect our gross profit margins to average between 13.0% and 14.0% of revenue in fiscal 2013 based on current business conditions. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our cost reduction program is expected to reduce certain of our operating and general and administrative expenses. Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $69.1 million or 61.3% of our total revenues in the nine months ended December 31, 2012. One security services customer accounted for approximately $27.4 million or 24.3% of our total revenues during the nine months ended December 31, 2012. The original term of the contract with this customer was for a period of four years which expires on May 31, 2013. This customer has recently commenced and invited us to participate in a system-wide competitive bidding process for the continued performance of these as well as additional services. We cannot assure you that we will be able to retain all or a substantial portion of our services with this customer beyond the contract termination date. The loss of this customer or any material reduction in business from this customer would materially and adversely affect our business, financial condition and results of operations.

Our aviation services division generated approximately $43.5 million or 38.6% of our total revenues in the nine months ended December 31, 2012. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As noted earlier, on February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo, which was amended in October 2011 and November 2012, as described above. As of the close of business on February 1, 2013, our cash availability was approximately $10,100,000 which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Non-GAAP Financial Measures

In addition to financial measures determined in accordance with United States generally accepted accounting principles (“GAAP”), we are providing certain non-GAAP measures for the three and nine months ended December 31, 2012 for use in assessing our performance. These non-GAAP measures include: (i) adjusted operating income; (ii) adjusted net income, each of which have been adjusted to exclude the impact of certain non-recurring accrued labor charges and expenses related to our corporate headquarter relocation and (iii) adjusted diluted earnings per common share, which we calculate as diluted earnings per share adjusted to exclude the estimated per share impact of the accrued labor charges and expenses related to our corporate headquarter relocation.

Our reported financial results for the three and nine months ended December 31, 2012 include substantial non-recurring charges, primarily from accrued labor (mainly employee severance) and other related expenses associated with our previously disclosed plan to consolidate and relocate our corporate headquarters to Herndon, Virginia. We believe that presentation of operating results and related per share amounts exclusive of these costs provides useful supplemental information to facilitate the analysis of our core operating results and comparison of operating results across reporting periods. We also believe that the supplemental non-GAAP information (presented below, reconciled to the comparable GAAP measures for the three and nine months ended December 31, 2011, and presented with the comparable GAAP measures for the three and nine months ended December 31, 2012) is also useful in analyzing and assessing our past and future operating performance. The usefulness of adjusted operating income, adjusted net income and adjusted diluted earnings per share as performance measures, however, is limited by the fact that they exclude the impact of certain charges and expenses. Therefore, these non-GAAP financial results should be considered as an addition to, and not a substitute for, or superior to, financial measures calculated in accordance with GAAP. We also use, and recommend that your consider, Net Income in accordance with GAAP as a measure of performance. Other companies may define adjusted operating income, adjusted net income and adjusted diluted earnings per share differently and, as a result, our measures of adjusted operating income, adjusted net income and adjusted diluted earnings per share may not be directly comparable to adjusted operating income, adjusted net income and adjusted diluted earnings per share measures of other companies.

Adjusted operating income, adjusted net income and adjusted diluted earnings per share adjusting for corporate headquarter relocation costs are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Operating income	$745,301	$469,864	$1,951,020	$2,132,025
Relocation expenses	301,786	--	1,048,818	--

Adjusted operating income	$1,047,087	$469,864	$2,999,838	$2,132,025

Net income	$353,648	$217,197	$914,194	$946,380
Relocation expenses (net of taxes)	150,591	--	516,018	--

Adjusted net income	$504,239	$217,197	$1,430,212	$946,380

Diluted earnings per common share	$0.04	$0.02	$0.10	$0.09
Relocation expenses	0.02	--	0.05	--

Adjusted diluted earnings per common share	$0.05	$0.02	$0.15	$0.09

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended December 31, 2012, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the nine months ended December 31, 2012, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $12,000 over the remainder of our fiscal year ending March 31, 2013. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

Reference is made to Item 2 of Part I of this quarterly report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.”

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that such controls and procedures are effective at the reasonable assurance level.

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012. There have been no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2013 ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The number and average price of shares purchased in the three months ended December 31, 2012 are set forth

			Total Number of Shares	Dollar Value of
	Total Number of		Purchased as Part of	Shares that May
	Shares Purchased as	Average Price	Publicly Announced Plans	Yet Be Purchased Under
Period	Part of Program	Paid per Share	or Programs	the Program(1)
October 1-31, 2012	-	-	-
November 1-30, 2012	-	-	-
December 1-31, 2012	677,200	$1.60	677,200	$941,254
Total	677,200	$1.60	677,200	$941,254

(1) Under our stock repurchase program, effective as of November 6, 2012, we can repurchase up to an aggregate of $4,000,000 of our common stock on the open market. Shares repurchased during December 2012 are being held in treasury. The program does not have a prescribed expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.1 Brost Employment Offer Letter dated January 11, 2013 (Incorporated by reference to the Company’s Current Report on From 8-K dated January 17, 2013.)

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1 Press Release, dated February 12, 2013 announcing December 31, 2012 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: February 12, 2013	By:	/s/ Craig P. Coy
Craig P. Coy Chief Executive Officer (Principal Executive Officer)

By:	/s/ N. Paul Brost
N. Paul Brost Chief Financial Officer (Principal Financial Officer)

