Form 10-K
period 2013-03-31
COMMAND SECURITY CORP
filed 2013-06-27
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-33525

Command Security Corporation
(Exact name of registrant as specified in its charter)

New York	14-1626307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

512 Herndon Parkway, Suite A, Herndon, VA (Address of principal executive offices)	20170 (Zip Code)

Registrant’s telephone number, including area code: (703) 464-4735

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $8,840,345 as of September 28, 2012. The closing price of the registrant’s common stock on September 30, 2012, as reported on the NYSE MKT, was $1.23 per share.

In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 9,093,598 outstanding shares of the registrant’s common stock as of June 10, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 5, 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Parts II and III hereof from the registrant’s definitive proxy statement relating to the registrant’s 2013 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the close of the registrant’s fiscal year ended March 31, 2013.

Command Security Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2013

Table of Contents

Page

PART I

Item 1. Business	2 - 4

Item 1A. Risk Factors	4 - 9

Item 1B. Unresolved Staff Comments	9

Item 2. Properties	9 - 11

Item 3. Legal Proceedings	11

Item 4. Mine Safety Disclosures	11

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12 - 13

Item 6. Selected Financial Data	13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 19

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	20

Item 8. Financial Statements and Supplementary Data	20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20

Item 9A. Controls and Procedures	20

Item 9B. Other Information	20

PART III

Item 10. Directors, Executive Officers and Corporate Governance	21

Item 11. Executive Compensation	21

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21

Item 13. Certain Relationships and Related Transactions, and Director Independence	21

Item 14. Principal Accounting Fees and Services	21

PART IV

Item 15. Exhibits, Financial Statement Schedules	22

Signatures	23

PART I

ITEM 1. BUSINESS.

General

Command Security Corporation (the “Company,” or “we”) was incorporated in New York in 1980 and principally provides uniformed security officers and aviation security services to commercial, financial, industrial, aviation and governmental customers throughout the United States. We provide our security services to our customers through Command Security, our security division, and our aviation security services through our Aviation Safeguards division.

Command Security provides security services to governmental, quasi-governmental and financial institutions, healthcare facilities, colleges and universities, residential communities, commercial real estate, industrial, distribution, logistics and retail customers. Our security services include providing armed and unarmed uniformed security personnel for access control, loss prevention, mobile patrols, traffic control, security console/system operators and fire safety directors, as well as providing personnel for reception, concierge and front desk/doorman operations. The security services division generated approximately $91.7 million, or 61.1% of our total revenues for the fiscal year ended March 31, 2013.

Aviation Safeguards provides aviation security and passenger assistance services to more than 100 domestic and international airlines, airports, airport authorities and the general aviation community at approximately twenty international airports and five regional airports. Our aviation security division provides a variety of uniformed services for domestic and international air carriers, including security for airlines, aircraft, passengers and cargo, baggage screening, wheelchair escort services featuring the Company’s proprietary SmartTrackerTM SmartWheelTM technology, special escort services and skycap services. The aviation services division generated approximately $58.4 million, or 38.9% of our total revenues for the fiscal year ended March 31, 2013.

Operations

As a licensed security company, our security services division deploys security officers to protect people and property; prevent the theft of property; and deter, observe, detect and report security threats for our customers. We conduct our security services principally by providing security officers and other personnel who are, depending on the particular customer requirements, uniformed or plain-clothed, armed or unarmed. Based on the customer requirements and/or our internal threat assessment, our security officers patrol in marked vehicles with radio communications; stand duty on the customer premises at stationary posts such as points of access, reception areas or surveillance monitors; and/or conduct foot patrols around the customer perimeter and other high-value areas. Our security officers maintain contact with their headquarters or supervisors via car radio, hand-held radios or cell phones. In addition to the more traditional tasks associated with access control and loss prevention, our security officers respond to and report emergency situations such as fires, natural disasters, work accidents and medical crises to the appropriate authorities. We provide security officer services to many of our customers on a 24-hours a day, 365 days per year basis. Our security officers are deployed to provide facility security, access control, personnel security checks, traffic and parking control and to protect against fire, theft, sabotage and safety hazards. We also provide specialized vehicle patrol and inspection services as well as technical products such as access control, video monitoring and other devices through distribution arrangements. Our aviation services division provides a variety of uniformed personnel for security including aircraft and cargo security, access control, wheelchair and passenger escorts, skycaps and baggage handlers for domestic and international air carriers. Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and may implement additional measures in the future. Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us.

To better integrate and manage our business, our operations are divided into two geographical regions, each of which is managed by a regional vice president/general manager responsible for developing and executing our regional business plan based on the demand, needs and competition in our regional markets. They are assisted by district managers who are responsible for local implementation of policies and procedures. While each regional business plan is based on our overall corporate strategy, the primary mission of our regional vice presidents is to staff, train and deploy their teams to provide the necessary physical security and customer service solutions in a responsive fashion consistent with customer service expectations. They also are expected to manage the growth and profitability of their region’s operations. We have approximately 30 offices and operate throughout the United States, including in Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Hawaii, Idaho, Illinois, Indiana, Maine, Maryland, Massachusetts, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin and Wyoming. We frequently establish offices close to our customers and delegate responsibility to our local managers to ensure customer satisfaction. Our managers maintain ongoing relationships and contact with our customers to ensure they may promptly and effectively anticipate and respond to the needs of customers and security officers. Our managers play an important role in maintaining service quality and assisting with sales and marketing efforts. Our sales and marketing efforts focus on customers located primarily in urban centers and other concentrated business districts in major metropolitan areas and select suburban areas with a high density of businesses.

We generally render our security services pursuant to a standard form security services agreement that specifies the personnel and/or equipment to be provided by us at one or more designated locations and the applicable payment rates, which typically are hourly rates per person. Our rates vary depending on whether our services are provided during normal business hours, overtime or during holidays, as well as the length of time for which we are being engaged. Our security services incorporates certain management functions, including threat assessments, personnel scheduling, compensation, outfitting, equipment, training and supervision. These security services agreements also provide our customers with flexibility by permitting reductions or expansions of the security force on relatively short notice by our customers. We are responsible for preventing the interruption of security services as a consequence of illness, vacations or resignations of our security officers.

To ensure that adequate security requirements have been established prior to commencing service to a customer, we conduct a comprehensive threat assessment of the customer's site and prepare recommended changes to existing customer security programs or services. While we prepare site assessments and issue recommendations, the security plan and coverage requirements are ultimately determined by our customers.

We are increasingly dependent on information technology networks and systems to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for electronic communications among our locations across the country and between our personnel and our customers and suppliers. Based on the level of contracted services, we use sophisticated electronic security and access control equipment, including computerized systems,video surveillance equipment and electronic accountability technology to monitor and log security officer patrols and generate user-friendly reports for customer and internal use.

We use technology to support efficiency, accuracy, and dependability in our administrative functions including finance and accounting. In addition, labor and operations management services such as scheduling, reporting, payroll, billing and training management are integrated through a third party vendor software platform.

Employee Recruitment and Training

We believe that the high quality of our security officers is essential to our ability to offer effective and reliable services to our customers. We encourage the retention of our security officers and seek to control our operating costs through effective management of the hiring process, including extensive candidate screening, training and development. We require all applicants for security officer positions to undergo a detailed pre-employment interview and a background investigation covering such areas as past employment, education, military service, medical history and, subject to applicable state laws, criminal and other background searches. Employees are selected based on a number of criteria including physical fitness, maturity, experience, personality, perceived stability and reliability, among others. We frequently conduct medical examinations and substance abuse testing on potential candidates, subject to applicable laws and regulations. Our security officers and other personnel supplied to our customers are employees of our company, even though they may be stationed regularly at our customer’s facilities.

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

Significant Customers

For the fiscal year ended March 31, 2013, we generated revenues of approximately $36,598,000 from services we provided to Federal Express (“FedEx”), which represented approximately 24% of our total revenues during such period. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing.”

See “Notes to Financial Statements—Note 10 Concentrations of Credit Risk,” and “Notes to Financial Statements—Note 11 Significant Customers.”

Competition

The contract security officer segment of the security services business is highly competitive, labor intensive and substantially affected by the cost of labor and by the availability of qualified personnel. Our ability to provide the required number of competent, trained personnel in a timely manner is critical to retaining our business, containing payroll costs and avoiding undue insurance exposure. To meet these goals, we strive to successfully manage our human resource needs through manpower planning, quality control and risk management, while focusing on financial management and effective sales and marketing strategies.

Although most of our contracts may be terminated by us or by our customers at our or their discretion, we minimize customer attrition by adhering to basic performance standards in meeting essential customer requirements. While all security service companies experience customer attrition, we have historically been successful in renewing contracts with existing customers.

We believe that a customer’s selection of a company to provide security services is based primarily on price, quality of services provided, scope of services performed, name recognition, recruiting, training, the extent and quality of security officer supervision and the ability to handle multiple worksites on a nationwide basis. It has become more common for our customers to select security service providers through competitive bid processes intended to procure quality services at lower prices. Some of our competitors may be willing to provide services at lower prices, accept a lower profit margin or expend more capital in order to obtain or retain business. As we have expanded our operations, we have had to compete more frequently against larger national companies, such as Securitas North America, G4S Secure Solutions (USA), AlliedBarton Security and Guardsmark, LLC, all which have substantially greater financial and other resources, personnel and facilities than us. These competitors also offer a range of security and investigative services that are at least as extensive as, and directly competitive with, the services that we offer. In addition, we compete with many regional and local organizations that offer substantially all of the services that we offer to our customers and that may have better knowledge of the local conditions in their regions and increased local visibility, which may provide such companies with a competitive edge. Our management believes that we have been able to successfully compete on the basis of the quality of our services, our professional relationships and our reputation. Particularly with respect to certain of our markets, management believes we enjoy a favorable competitive position because of our emphasis on responsive customer service, supervision and training. However, we cannot assure you that we will be able to continue to effectively compete with other companies, particularly those having greater financial and other resources, personnel and facilities. See “Risk Factors—Competition.”

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

Employees

Our business is labor intensive and is consequently affected by the availability of qualified personnel and the cost of labor. Although the security services industry is characterized by high turnover, we have not experienced any material difficulty in hiring qualified security officers. In some cases, when labor has been in short supply, we have been required to pay higher wages and/or incur overtime charges. We have approximately 5,500 total employees, including 4,000 full-time employees, the majority of whom are hourly service workers, and approximately 265 of whom serve as managers, administrative employees and executives in 30 offices nationwide.

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

ITEM 1A. RISK FACTORS

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

Our standard customer contract may be terminated by either us or our customer on 30 days written notice at any time. In addition, we serve certain customers under month-to-month extensions of these written contracts. If we are not able to maintain our existing security service contracts or obtain additional security service contracts, our business, financial condition and results of operations will be adversely affected.

Significant Customer

We rely on FedEx for a significant portion of our revenues. During Fiscal year 2013, FedEx represented approximately 24% of our total revenues. As previously announced, our contract with FedEx was scheduled to expire on May 31, 2013. Also as previously disclosed, this customer commenced and invited us to participate in a competitive bidding process for the continued performance of these as well as additional services. In order to complete that process, the company has agreed to a three-month extension to the existing contract, extending the period of performance to August 31, 2013. We cannot assure you that we will be able to retain all or a substantial portion of our services with this customer beyond the contract extension date. The loss of this customer or any material reduction in service would materially and adversely affect our business, financial condition and results of operations.

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

Competition

Our assumptions regarding future operating results depend largely upon our ability to retain substantially all of our current customers and obtain new customers. Retention is affected by several factors including, but not limited to, regulatory limitations, the quality of the services that we provide, the quality and pricing of comparable services offered by competitors and continuity of our management and non-management personnel. The contract security officer industry is intensely competitive. There are several major national competitors with substantially greater financial and other resources than we have and that, therefore, have the ability to provide more attractive service, cost and compensation incentives to customers and employees than we are able to provide. We also compete with smaller local and regional companies whose familiarity with local markets gives them a competitive advantage. There can be no assurance that we will continue to retain customer accounts at historic levels in an increasingly competitive market. In addition, there can be no assurance that we will be able to acquire new customer accounts and retain existing customer accounts on terms as favorable as those previously available, and if we are unable to do so our profitability will be adversely affected.

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

The Patient Protection and Affordable Care Act (PPACA) is legislation that could have an impact on our overall cost structure and our ability to control costs. Although final rules and regulations have not yet been promulgated, the Company is evaluating potential options to meet the requirements of the new law. The Company intends to offer its employees a health benefit platform that is PPACA compliant. We cannot characterize the full impact of this requirement at this time, although it is expected to increase the Company’s costs over current benefits. Our ability to realize financial expectations will be largely dependent upon management’s ability to maintain or increase gross margins, which in turn will be determined in large part by management's ability to control our expenses. However, to a significant extent, certain costs are not within the control of management, and margins may be adversely affected by a number of items, including litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs. Our business, financial condition and results of operations will be adversely affected if the costs associated with these items are greater than we anticipate.

Indemnification Obligations

In many cases, our security and aviation services contracts require us to indemnify our customers or may otherwise subject us to additional liability for events occurring on customer premises. While we maintain insurance programs that we believe provide appropriate coverage for certain liability risks, including personal injury, death and property damage, the laws of many states limit or prohibit insurance coverage for punitive damages arising from willful or grossly negligent conduct. Therefore, insurance may not be adequate to cover all potential claims or damages. If a plaintiff brings a successful claim against us for punitive damages in excess of our insurance coverage, we could incur substantial liabilities that would have a material adverse effect on our business, financial condition and results of operations.

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

Collective Bargaining Agreements and Organized Labor Action

A number of our employees at our operating locations are covered by collective bargaining agreements. If we are unable to renew such agreements on satisfactory terms, our labor costs could increase, which would negatively affect our business, financial condition and results of operations.

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

Collection of Accounts Receivable

We extend credit to our customers primarily through the use of weekly or monthly billings generally due within 30 to 45 days of the invoice date. The aviation industry in general poses a high degree of customer credit risk. Any default in the payment of accounts receivable by one or more of our significant customers due to bankruptcy or otherwise could have a material adverse impact on our liquidity, results of operations and financial condition. See “Notes to Financial Statements—Note 10 Concentrations of Credit Risk.”

Loss of Key Management Personnel

Our success depends to a significant extent upon the continuing efforts and abilities of our key executive officers and senior management personnel. We have programs in place that have been designed to motivate, reward and retain such employees, including cash bonus and equity incentive plans. The loss or unavailability of any such key executives or senior management personnel, due to retirement, resignation or otherwise could have a material adverse effect on our business, financial condition and results of operations if we are unable to attract and retain highly qualified replacement personnel on a timely basis, or at all.

Concentration of Stock Ownership

Although none of our directors and officers has any agreement relating to the manner in which they will vote their shares of our common stock, such parties together beneficially own shares representing approximately 34% of the outstanding common stock. The concentration of ownership among these shareholders could give them the power to influence the outcome of substantially all matters subject to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. Such decisions may conflict with the interests of our other shareholders.

Stock Price Volatility

The stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. The market price of our common stock may also fluctuate as a result of variations in our operating results. Due to the nature of our business, the market price of our common stock may fall in response to a number of factors, some of which are beyond our control, including: announcements of competitive developments by others; changes in estimates of our financial performance or changes in recommendations by securities analysts; any loss by us of a major customer; additions or departures of key management or other personnel; future sales of our common or preferred stock; acquisitions or strategic alliances by us or our competitors; our historical and anticipated operating results; quarterly fluctuations in our financial and operating results; volume fluctuations; changes in market valuations of other companies that operate in our business markets or industry sector; and general market and economic conditions. Accordingly, market fluctuations, as well as general economic, political and market conditions such as recessions and interest rate changes, may negatively impact the market price of our common stock.

Our common stock trades on the NYSE MKT and has low trading volumes compared to other companies traded on the NYSE MKT. Securities with low trading volumes are subject to greater volatility in price. We cannot predict how our common stock will trade in the future or the effect that trading volumes will have on our common stock price.

Information Systems/Technology

We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for electronic communications among our locations across the country and between our personnel and our customers and suppliers. Security breaches of this infrastructure can create disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted or we may suffer financial damage or loss because of lost or misappropriated information.

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

Catastrophic Events

We are exposed to potential claims resulting from the occurrence of catastrophic events, such as acts of terrorism, or based upon allegations that we failed to perform our services in accordance with contractual or industry standards. Our insurance coverage limits are currently $1.0 million per occurrence for non-aviation related business (with additional umbrella and excess liability policies of $5.0 million and $10.0 million, respectively.) and $30.0 million per occurrence for aviation related business. We retain the risk for the first $25,000 of general liability non-aviation related operations, $50,000 for on airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. The Terrorism Risk Insurance Act of 2002 established a program within the United States Department of the Treasury, under which the federal government and the insurance industry, share the risk of loss from future “acts of terrorism,” as defined in such Act. We currently maintain additional insurance coverage for losses arising from “acts of terrorism” under our non-aviation related business policy. In addition, terrorist attacks could have a material adverse impact on us by increasing our insurance premium costs, making adequate insurance coverage unavailable or by requiring us to incur additional personnel costs as a result of compliance with expanded security rules and regulations.

Strategic Initiatives

Any strategic initiatives that we may undertake may not achieve the benefits anticipated and could result in additional unanticipated costs, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations. We regularly evaluate our existing operations, service capacity and business efficiencies and, as a result of such evaluations, we may undertake strategic initiatives within our businesses, including the recently completed consolidation of corporate offices and streamlining of our management structure. These strategic initiatives may not result in improvements in future financial performance. If we are unable to realize the benefits of any strategic initiatives or appropriately structure our businesses to meet market conditions, the strategic initiatives could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

On January 15, 2013, the Company relocated its executive offices to Herndon, VA as part of a previously announced strategic initiative. The total cost associated with the consolidation of facilities, severance, recruitment and training of new personnel was approximately $1.9 million.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of March 31, 2013, we did not own any real property. We occupy executive offices at 512 Herndon Parkway, Herndon, VA 20170, consisting of approximately 11,000 square feet. We also lease office space at the following locations under long-term operating or short-term month-to-month leases:

Location

668 N. 44th Street #300 Phoenix, AZ	409 Camino Del Rio South Suite 100 San Diego, CA

733-737 Ames Avenue Milpitas, CA	100 Wells Street #2AB Hartford, CT

8929 South Sepulveda Boulevard Suite 300 Los Angeles, CA	3333 South Congress Avenue Delray Beach, FL

Los Angeles World Airports Terminal 2 & Tom Bradley International Terminal Los Angeles, CA	Suite 208 Wilson Building 3511 Silverside Road, Concord Plaza Wilmington, DE

2228 & 2230 South Fairview Avenue Santa Ana, CA	40 Richards Avenue 3rd Floor Norwack CT

5775 Blue Lagoon Drive Suite 310 Miami, FL	Seattle-Tacoma Int’l. Airport 17801 International Boulevard Main Terminal Building Room MT3469B Seattle, WA

9730 South Western Avenue Evergreen Plaza Shopping Center Suite 640 Evergreen Park, IL	JFK International Airport 175-01 Rockaway Boulevard Jamaica, NY

1985 Main Street Springfield, MA	17 Battery Place Suite 223 New York, NY

780 Elkridge Landing Road Suite 220 Linthicum Heights, MD	388 Westchester Avenue Port Chester, NY

500 Forest Avenue 2nd Floor Portland, ME	265 Sunrise Highway Suites 32 & 33 Rockville Centre, NY (No longer used after corporate office consolidation)

1280 Route 46 3rd Floor Parsippany, NJ (No longer used after corporate office consolidation)	21 Cummings Park Suite 224 Woburn, MA

1767 Morris Avenue Suite 101, First Floor Union, NJ	10121 SE Sunnyside Road Suite 300 Clackamas, OR

2194 Edison Avenue Suite K San Leandro, CA	Two International Plaza Suite 242 Philadelphia, PA

52 Oswego Street Baldwinsville, NY	Pittsburgh International Airport 1000 Airport Boulevard Ticketing Level of the Landside Terminal Building Pittsburgh, PA

2144 Doubleday Avenue Ballston Spa, NY	669 Elmwood Avenue Suite B-4 Providence, RI

1458 Main Street Buffalo, NY	1250 Capital of Texas Highway South Building III, Suite 400 Austin, TX

LaGuardia Airport United Hangar #2, Rooms 328 & 329 Flushing, NY	1133 Route 55, Ste D La Grangeville, NY 12540

We believe our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS.

We are party to a variety of legal proceedings arising out of the conduct of our business. While the results of these proceedings cannot be predicted with certainty, management believes that, except as described below, the final outcome of these proceedings will not have a material effect on our business.

In July 2012, the Service Employee International Union (SEIU) filed a suit in U.S. District Court – Northern District Court against the Company seeking the restoration of the collective bargaining agreement between SEIU and the Company following a majority vote of Aviation Safeguards employees in December 2011 to withdraw recognition of the union. A related lawsuit was filed on July 6, 2012 by the California Service Employees Health and Welfare Trust Fund in U.S. District Court Northern District Court seeking to maintain the payment of monthly health insurance contributions which were stopped by the Company following the termination of the collective bargaining agreement. The Company is conducting a vigorous defense of both cases.

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

Last Sales Price Period (1)	Common stock market price
	Low	High
2013
First Quarter	$.99	$1.40
Second Quarter	1.02	1.25
Third Quarter	1.21	1.90
Fourth Quarter	1.48	2.59

2012
First Quarter	$1.46	$1.82
Second Quarter	1.37	1.80
Third Quarter	1.36	1.82
Fourth Quarter	1.34	1.70

_________________________________

(1) Reflects fiscal years ended March 31, 2013 and 2012 as indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and may not represent actual transactions. The past performance of our common stock is not necessarily indicative of the price at which it may trade in the future.

As of June 10, 2013 there were approximately 1,100 holders of our common stock.

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

Common Stock Repurchases

On December 8, 2011, the Company’s Board of Directors authorized a stock repurchase program that initially allowed us to repurchase up to $2,000,000 of our common stock on the open market. In November 2012, the Company’s Board of Directors authorized an increase of up to $4,000,000 of our common stock to be repurchased. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par being charged against additional paid-in capital. The program does not have a prescribed expiration date. See “Notes to Financial Statements—Note 18 Issuer Purchases of Equity Securities.” During the fiscal years ended March 31, 2013 and 2012, we repurchased shares of our common stock having a value of $1,083,520 and $1,975,353, respectively pursuant to active share repurchase programs. The number and average price of shares purchased to date under these programs is as set forth in the table below:

			Total Amount Purchased	Maximum Amount that
	Total Number of Shares	Average Price	as part of Publicly	may yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	under the Program

December 8 - 16, 2011	136,600	$1.52	$208,363	$1,791,637
February 13 - 21, 2012	1,075,000	$1.64	$1,975,353	$24,647
December 1 - 31, 2012	677,200	$1.60	$3,058,873	$941,127
	1,888,800	$1.62

ITEM 6. SELECTED FINANCIAL DATA

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

Workers’ compensation annual costs are comprised of premiums as well as incurred losses as determined at the end of the coverage period, subject to minimum and maximum amounts. Workers’ compensation insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the workers’ compensation insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points.

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

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $191,250 and $160,730 for stock based compensation have been recorded for the fiscal years ended March 31, 2013 and 2012, respectively.

OVERVIEW

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through approximately 30 offices throughout the United States. In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

RESULTS OF OPERATIONS

Earnings

Our net income for the fiscal years ended March 31, 2013 and 2012 was $496,320 and $140,760, respectively. Our net income was favorably impacted primarily by (i) the expansion of services provided under a contract with a major transportation company; (ii) expansion of aviation services with an existing customer at a domestic airport location; (iii) expansion of services to other new and existing security and aviation customers as noted below; (iv) a new contract to provide security services to an airport facility located in the upstate New York; lower amortization costs; and (v) lower interest expense. The increase in net income was partially offset by: (i) the previously reported loss of a security services contract for a semiconductor equipment manufacturer; (ii) reductions in service hours and rates coincident with the renewal of a contract with a major international carrier; (iii) the absence in the current period of two large airport construction contracts; (iv) reduction in service hours at a major hospital; (v) the loss of a service contract with a large international carrier in the fourth quarter of the prior fiscal year; (vi) an increase in general and administrative expenses primarily as a result of the previously announced and recently completed relocation and consolidation of the company’s corporate headquarters to Herndon, VA; and (vii) an increase in income tax expense.

Revenues

Our revenues increased by $8,660,798, or 6.1%, to $150,218,967 for the fiscal year ended March 31, 2013, from $141,558,169 in the prior year. The increase in revenues for the fiscal year ended March 31, 2013 was mainly due to: (i) expansion of services provided under a contract with a major transportation company of approximately $2,200,000; (ii) expansion of aviation services with an existing customer at a domestic airport location of approximately $4,900,000; (iii) expansion of services to new and existing security and aviation customers as noted above that resulted in aggregate revenues of approximately $3,770,000 and (iv) a new contract to provide security services to an airport facility located in upstate New York of approximately $700,000. The increase in revenues was partially offset by: (i) the previously reported loss of a security services contract for a semiconductor equipment manufacturer’s facility of approximately $382,000; (ii) reductions in service hours and rates of approximately $422,000 associated with the renewal of a contract with a major international carrier; (iii) the absence in the current period of two large airport construction contracts of approximately $1,139,000; (iv) reduction in service hours at a major hospital of approximately $357,000 and (v) the loss of a service contract with a large international carrier in the fourth quarter of the prior fiscal year of approximately $567,000.

Gross Profit

Our gross profit for the fiscal year ended March 31, 2013 increased $2,457,027 to $19,555,408 (13.0% of revenues) from $17,098,381 (12.1% of revenues) for fiscal 2012. This positive result was primarily driven by: (i) expansion of services provided under a contract with a major transportation company; (ii) the expansion of aviation services with an existing customer at a domestic airport location; (iii) the expansion of services to new and existing security and aviation customers as noted above; (iv) a new contract to provide security services to an airport facility located in upstate New York and (v) the absence in the current year of professional and related fees principally associated with settlement of employment related claims in the comparable prior year. The increase in gross profit was partially offset by: (i) the previously reported loss of a security services contract for a semiconductor equipment manufacturers facility; (ii) reductions in service hours and rates associated with the renewal of a contract with a a major international carrier; (iii) the absence in the current period of two large airport construction contracts, (iv) reduction in service hours at a major hospital and (v) the loss of a service contract with a large international carrier in the fourth quarter of the prior fiscal year.

We have an insurance policy covering workers’ compensation claims in states in which we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,903,270 and $2,800,455 for the fiscal years ended March 31, 2013 and 2012, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others. We insure against such claims and suits through general liability policies with third-party insurance companies. Our insurance coverage limits are currently $1.0 million per occurrence for non-aviation related business (with additional umbrella and excess liability policies of $5.0 million and $10.0 million, respectively) and $30.0 million per occurrence for aviation related business. We retain the risk for the first $25,000 of general liability non-aviation related operations, $50,000 on airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to us.

General and Administrative Expenses

Our general and administrative expenses for the fiscal year ended March 31, 2013 increased by $1,605,920 to $17,496,639 (11.7% of revenues) from $15,890,719 (11.2% of revenues) in fiscal 2012. The increase in general and administrative expenses resulted primarily from salaries and wages, mainly employee severance, duplicate personnel costs, duplicate facility costs and other expenses incurred in connection with our previously disclosed plan to consolidate and relocate our corporate headquarters to Herndon, VA. This relocation was completed in January 2013 and the total cost including the aforementioned items was approximately $1.9 million. These increases were partly offset by lower amortization costs related to prior year acquisitions, lower legal costs and from reductions in other facility related costs.

Provision for Doubtful Accounts

The provision for doubtful accounts, net of recoveries, for the fiscal year ended March 31, 2013 increased by $162,045 to $389,616 from $227,571 in fiscal 2012. The increase is due to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year period and a reduction in bad debt recoveries. Bad debt recoveries for the years ending March 31, 2013 and March 31, 2012 were $15,938 and $74,846, respectively.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the increase during the fiscal year ended March 31, 2013 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income was comparable for the fiscal years ended March 31, 2013 and 2012, and principally represents interest earned on cash balances.

Interest Expense

Interest expense for the fiscal year ended March 31, 2013 decreased by $122,032 to $139,381 from $261,413 in fiscal 2012.  The decrease in interest expense was due to lower average outstanding borrowings under our credit agreement with Wells Fargo and reduced borrowing rates, as described below.

Equipment Dispositions

Equipment dispositions are a result of the sale of vehicles, office equipment and security equipment at prices above or below book value.

The $7,211 and $4,915 gain on equipment dispositions for the fiscal years ended March 31, 2013 and 2012, respectively, were primarily due to the disposition of Company vehicles at amounts in excess of their respective book values.

Loss/Gain on Sale of Investments

The $167,958 loss on sale of investments for the fiscal year ended March 31, 2012 primarily represents carrying value in excess of proceeds for the sale of stock received under our claim related to the bankruptcy filings of Delta and Northwest Airlines in September 2005.

Provision for Income Taxes

The Company’s effective income rate decreased by 6.9% to 67.8% for the fiscal year ended March 31, 2013 from 74.7% reported for fiscal 2012. Pretax income increased by $981,560 to $1,537,320 in the fiscal year ended March 31, 2013 from $555,760 in fiscal 2012.

The provision for income taxes increased by $626,000 to $1,041,000 for the fiscal year ended March 31, 2013 from $415,000 in fiscal 2012 primarily as a result of the aforementioned increase in pretax income, the recording of an allowance for the capital loss carry-forward and a deferred tax charge for removing deferred tax assets related to expired stock options which, at the applicable statutory rate, added $405,000, $55,000 and $15,000 respectively, to the company’s provision for income taxes. The remaining increase is related to non-deductible expenses and other adjustments.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2012, we began paying employees and administrative service customers on a bi-weekly basis, except for one operating location at which employees are paid weekly, while customers pay for services generally within 60 days after billing by us.  We maintain a commercial revolving loan arrangement, currently with Wells Fargo Bank, National Association (“Wells Fargo”).  We fund our payroll and operations primarily through borrowings under our $20.0 million credit facility with Wells Fargo (as amended, the “Credit Agreement”), described below under “—Wells Fargo Revolving Credit Facility.”

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

Wells Fargo Revolving Credit Facility

On February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo.  This Credit Agreement, which was amended in November 2012 as described below, matures in October 2016, and contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $3.0 million.  The Credit Agreement also provides for interest to be calculated on the outstanding principal balance of the revolving loans at the Prime Rate (as defined in the Credit Agreement) plus 1.50%.

On November 6, 2012, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment (i) allows for the Company to repurchase up to an additional $2,000,000 of its common stock, subject to certain conditions; (ii) provides for the consent of Wells Fargo to the consolidation and relocation of the Company’s headquarters and (iii) amends a financial covenant of the Credit Agreement for certain expenses associated with the consolidation and relocation of the Company’s headquarters.

As of March 31, 2013, the interest rate was 2.0% for LIBOR loans and 2.125% for revolving loans.  Closing costs for the Credit Agreement totaled $314,706 and were amortized over the original three year term of the Credit Agreement which ended in February 2012. At March 31, 2013, we had $6,500,000 in LIBOR loans, $1,480,555 of revolving loans and $202,807 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 50% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the fiscal year ended March 31, 2013, we were in compliance with all covenants under the Credit Agreement.  See “Notes to Financial Statements—Note 7 Borrowings.”

Other Borrowings

During the fiscal year ended March 31, 2013, we increased our LIBOR borrowings by $1,500,000, increased our borrowings under the revolving loan by $1,480,555 and decreased our insurance financing borrowing by $1,329,174.

We may obtain short-term financing to meet our annual property and casualty insurance needs.  For the fiscal years ended March 31, 2013 and 2012, $998,770 and $3,644,447, respectively, was borrowed for this purpose at annual interest rates of 2.3% during both years  At March 31, 2013 and 2012, we had $501,777 and $1,830,951, respectively, of short-term insurance borrowings outstanding.  Such borrowings are collateralized by unearned premiums and dividends which may become payable under our insurance policies. We have no additional lines of credit other than as described above.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2013 and 2012:

	2013	2012
Net cash provided (used) by operating activities	$(2,210,177)	$5,761,667
Net cash provided (used) by investing activities	134,482	(11,629)
Net cash provided (used) by financing activities	908,390	(8,037,690)

Investments and Capital Expenditures

We have no material commitments for investments and capital expenditures at this time.

Financing

The Company uses borrowings under its Credit Agreement to meet its working capital needs and may obtain short-term financing to meet its insurance needs.  See “Wells Fargo Credit Facility” and “—Other Borrowings” above.

Working Capital

Our working capital increased by $677,804, or 6.2%, to $11,633,898 as of March 31, 2013, from $10,956,094 as of March 31, 2012.

There were checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $2,098,165 as of March 31, 2013, compared with $884,095 at March 31, 2012.  Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

OUTLOOK

Strategic Initiatives

Our Board of Directors and management have initiated a number of strategic actions to improve the Company’s performance.  Craig P. Coy joined the Company as Chief Executive Officer on January 3, 2012.  During the past year, we implemented strategic initiatives designed to further increase efficiencies across the organization and lower the overall cost structure.  Key elements of the Company’s on-going initiatives include:

•	The consolidation of our corporate offices to a single office and streamlining of our management structure to integrate all of our functions into a common platform and deploy resources more efficiently was completed on February 15, 2013.
•	Renewed focus on operational performance, including managing overtime, to improve our operating margins and service delivery capabilities.
•	The upgrade and renewal of the Company’s enterprise operating platform to improve business processes, enhance on-line management capabilities and provide improved management visibility into key performance metrics.
•	Strategic new hires in the finance, operations, and human resources departments to continue to bring needed talent into the Company.
•	An on-going process to expand our sales and marketing team with the hiring of additional sales executives and talent to maximize our marketing opportunities.
•	On-going reviews of our market position and product and service offerings to ensure that “best in breed” capabilities are brought to market.

These strategic initiatives may result in future costs related to severance and other employee-related matters, litigation risks and expenses, and other costs.  At this time we are unable to determine the scope of these potential costs.

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security and aviation services divisions at acceptable margins while minimizing terminations of contracts with existing customers.  In addition, our growth strategy involves the acquisition and integration of complementary businesses in order to increase our scale within certain geographical areas, increase market share in the markets in which we operate, enter new markets and improve our profitability.  We intend to pursue acquisition opportunities for contract security officer businesses.  Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions.  Our security services division continues to experience organic growth over recent quarters and over the past few years, as demand for our security services has steadily increased.  Our current focus is on increasing our revenues, as our sales and marketing team and branch managers’ work to develop new business and retain profitable contracts.  However, several of our airline and security services customers have reduced capacity within their systems, which typically results in reductions of service hours provided by us to such customers.  Also, competition from other security services companies impacts our ability to gain or maintain sales, gross margins and/or employees.  Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and may implement additional measures in the future.  Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us.  Additionally, our aviation services division is continually subject to such government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and the document verification process at several of our domestic airport locations.

Our gross profit margin increased during the fiscal year ended March 31, 2013 to 13.0% of revenues, compared with 12.1% for fiscal 2012.  We expect our gross profit margins to average between 12.0% and 14.0% of revenue for fiscal year 2014 based on current business conditions.  We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have.  However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was amended on November 6, 2012, as described above.  As of the close of business on June 14, 2013, our cash availability was approximately $7,861,000, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise.  The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2013 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2013 and for the period then ended.

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)	There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the fourth quarter of fiscal 2013 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2013 Annual Meeting of Stockholders which is expected to be filed with the SEC within 120 days of the close of the our fiscal year ended March 31, 2013 (the “2013 Proxy Statement”) under the captions “Proposal One: Election of Directors,” “Information Concerning Executive Officers,” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the 2013 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the 2013 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the 2013 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be set forth in the 2013 Proxy Statement under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
	(1)	Financial Statements:	Page Number from this Form 10-K
		Report of Independent Registered Public Accounting Firm	F-1
		Balance Sheets - March 31, 2013 and 2012	F-2
		Statements of Income and Comprehensive Income - years ended March 31, 2013 and 2012	F-3
		Statements of Changes in Stockholders' Equity - years ended March 31, 2013 and 2012	F-4
		Statements of Cash Flows - years ended March 31, 2013 and 2012	F-5
		Notes to Financial Statements	F-7

	(2)	Financial Statement Schedules:
		Schedule II - Valuation and Qualifying Accounts	F-18
Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Financial Statements or notes thereto.

	(3)	Exhibits:
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

COMMAND SECURITY CORPORATION

Date: June 27, 2013

By: /s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Craig P. Coy and N. Paul Brost, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas P. Kikis	Chairman of the Board	June 27, 2013
Thomas P. Kikis

/s/ Craig P. Coy	Director and Chief Executive Officer	June 27, 2013
Craig P. Coy	(Principal Executive Officer)

/s/ N. Paul Brost	Chief Financial Officer	June 27, 2013
N. Paul Brost	(Principal Accounting Officer)

/s/ James P. Heffernan	Director	June 27, 2013
James P. Heffernan

/s/ Janet L. Steinmayer	Director	June 27, 2013
Janet L. Steinmayer

COMMAND SECURITY CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit of Incorporation 3.3 of the Form 10-K for the fiscal year ended March 31, 1993.
3.2	By-Laws	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the fiscal year ended March 31, 1991.
3.3	Amendment to By-Laws	Incorporated by reference to Exhibit 3.1 on Form 8-K filed September 20, 2006.
3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.4 on Form 10-K for the fiscal year ended March 31, 2010.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to Registrant's Registration Statement on Form S-18, file number 33, 35007-NY.
4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-1 filed October 27, 1993.
10.1	Agreement for Purchase and Sale of Assets dated June 13, 2006, for the acquisition of Sterling Protective Group, Inc.	Incorporated by reference to Exhibit 10.6 of the Form 8-K filed June 13, 2006.
10.2	Stock Purchase Agreement dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 12, 2007.
10.3	Amended and Restated Plan of Merger dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed April 12, 2007.
10.4	Wells Fargo Business Credit, Credit and Security Agreement dated February 12, 2009	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed February 17, 2009.
10.5	Second Amendment to Wells Fargo Business Credit and Security Agreement dated as of October 18, 2011	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 18, 2011.
*10.6	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25 of the Form 10-K for the fiscal year ended March 31, 2001 filed July 3, 2001.
*10.7	2005 Stock Incentive Plan	Incorporated by reference to Exhibit 99.5 of the Form 10-K for the fiscal year ended March 31, 2006 filed June 28, 2006.
*10.8	2009 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A of the 2009 Proxy Statement filed July 29, 2009.
*10.9	Craig P. Coy Employment Agreement	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended March 31, 2012.
*10.10	Scott Landry Employment Offer Letter dated October 1, 2012	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 4, 2012.
*10.11	Third Amendment to Credit and Security Agreement dated as of November 6, 2012, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 8, 2012.
*10.12	N. Paul Brost Employment Offer Letter dated January 11, 2013	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed January 17, 2013.

11.1	Computation of Income Per Share of Common Stock	Incorporated by reference to Note 8 of the Financial Statements filed with this Annual Report on Form 10-K.
31.1	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
31.2	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
32.1	Section 1350 Certifications	Filed herewith.
32.2	Section 1350 Certifications	Filed herewith.
99.1	Press Release dated June 27, 2013 announcing March 31, 2013 fourth quarter and fiscal year results	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

* Management contract or compensatory plan or arrangement.

Report of Independent Registered

Public Accounting Firm

To the Board of Directors

and Stockholders of

Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2013 and 2012, and the related statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2013. Our audits also included the financial statement schedule II – Valuation and Qualifying Accounts. Command Security Corporation’s management is responsible for these financial statements and the schedule. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP

June 26, 2013 Poughkeepsie, New York

Command Security Corporation

Balance Sheets

March 31, 2013 and 2012

	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$8,504	$1,175,809
Accounts receivable from security services customers, less allowance for doubtful accounts of $772,022 and $582,510, respectively	28,460,654	20,608,677
Prepaid expenses	1,081,374	1,744,425
Other current assets	2,851,398	2,662,904

Total current assets	32,401,930	26,191,815

Furniture and equipment at cost, net	669,533	385,664
Intangible assets, net	2,563,316	3,391,821
Restricted cash	83,088	83,023
Other assets	2,613,276	2,989,360

Total assets	$38,331,143	$33,041,683

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks issued in advance of deposits	$2,098,165	$884,095
Short-term borrowings	8,482,331	6,830,951
Accounts payable	1,085,528	997,605
Accrued expenses and other liabilities	9,102,008	6,523,070

Total current liabilities	20,768,032	15,235,721

Insurance reserves	604,211	576,342

Total liabilities	21,372,243	15,812,063

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
Preferred stock, convertible Series A, $.0001 par value per share, 1,000,000 shares authorized	—	—
Common stock, $.0001 par value per share, 50,000,000 shares authorized, 10,845,798 and 9,093,598 shares issued and outstanding, respectively, in 2013 and 10,741,498 and 9,666,498 shares issued and outstanding, respectively in 2012	1,085	1,074
Treasury stock, at cost, 1,752,200 and 1,075,000 shares, respectively	(2,885,579)	(1,788,505)
Additional paid-in capital	16,998,541	16,668,518
Accumulated earnings	2,844,853	2,348,533

Total stockholders' equity	16,958,900	17,229,620

Total liabilities and stockholders' equity	$38,331,143	$33,041,683

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Income and Comprehensive Income

Years Ended March 31, 2013 and 2012

	2013	2012

Revenues	$150,218,967	$141,558,169
Cost of revenues	130,663,559	124,459,788

Gross profit	19,555,408	17,098,381

Operating expenses
General and administrative expenses	17,496,639	15,890,719
Provision for doubtful accounts	405,554	302,417
Bad debt recoveries	(15,938)	(74,846)
	17,886,255	16,118,290

Operating income	1,669,153	980,091

Other income (expenses)
Interest income	344	125
Interest expense	(139,381)	(261,413)
Gain on equipment dispositions	7,211	4,915
Loss on sale of investments	(7)	(167,958)

	(131,833)	(424,331)

Income before provision for income taxes	1,537,320	555,760

Provision for income taxes	1,041,000	415,000

Net income	496,320	140,760

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	—	6,613
Reclassification adjustment	—	167,958
Net gain recognized in other comprehensive income	—	174,571

Total comprehensive income	$496,320	$315,331

Income per share of common stock
Basic	$.05	$.01

Diluted	$.05	$.01

Weighted average number of common shares outstanding
Basic	9,459,591	10,703,881

Diluted	9,609,395	10,798,741

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Changes in Stockholders' Equity

Years Ended March 31, 2013 and 2012

						Accumulated
				Additional		Other
	Preferred	Treasury	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income	Total

Balance at March 31, 2011	$—	$—	$1,087	$16,718,779	$2,207,773	$(174,571)	$18,753,068

Common stock repurchased		(1,788,505)	(13)	(210,991)			(1,999,509)

Unrealized gain and reclassification adjustment on available for sale securities						174,571	174,571

Stock compensation cost				160,730			160,730

Net income					140,760		140,760

Balance at March 31, 2012	$—	$(1,788,505)	$1,074	$16,668,518	$2,348,533	$—	$17,229,620

Common stock repurchased		(1,097,074)					(1,097,074)

Options Exercised			11	138,773			138,784

Stock compensation cost				191,250			191,250

Net income					496,320		496,320

Balance at March 31, 2013	$—	$(2,885,579)	$1,085	$16,998,541	$2,844,853	$—	$16,958,900

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Cash Flows

Years Ended March 31, 2013 and 2012

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2013	2012

OPERATING ACTIVITIES
Net income	$496,320	$140,760
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	676,046	824,274
Stock based compensation costs	191,250	160,730
Rent Expense	204,281	—
Provision for doubtful accounts, net of recoveries	189,512	276,041
Gain on equipment dispositions	(7,211)	(4,915)
Loss (gain) on sale of investments	—	167,958
Deferred income taxes	(550,526)	(320,153)
Insurance reserves	27,869	(143,288)
Changes in operating assets and liabilities:
Restricted cash	(65)	(53)
Accounts receivable	(8,041,489)	827,700
Prepaid expenses	1,661,821	1,317,327
Other assets	479,436	2,905,623
Accounts payable and other current liabilities	2,462,579	(390,337)

Net cash provided (used) by operating activities	(2,210,177)	5,761,667

INVESTING ACTIVITIES
Purchases of equipment	(531,563)	(93,684)
Collection of other receivable	258,681	—
Proceeds from equipment dispositions	8,417	8,641
Return of escrow funds related to a prior business acquisition	398,947	—
Proceeds from sale of investments, net	—	73,414

Net cash provided (used) by investing activities	134,482	(11,629)

FINANCING ACTIVITIES
Net advances (repayments) on short-term borrowings	652,610	(6,344,788)
Increase in checks issued in advance of deposits	1,214,070	349,842
Repurchases of shares	(1,097,074)	(1,999,509)
Proceeds from option exercises	138,784	—
Principal payments on capital lease obligations	—	(43,235)

Net cash provided (used) by in financing activities	908,390	(8,037,690)

Net change in cash and cash equivalents	(1,167,305)	(2,287,652)

Cash and cash equivalents, beginning of year	1,175,809	3,463,461

Cash and cash equivalents, end of year	$8,504	$1,175,809

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Cash Flows, Continued

Years Ended March 31, 2013 and 2012

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:

	2013	2012

Interest	$137,324	$270,623
Income taxes	822,284	955,510

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company may obtain short-term premium financing to assist with meeting its annual property and casualty insurance needs. For the fiscal years ended March 31, 2013 and 2012, $998,770 and $3,644,447, respectively, was financed for this purpose. These insurance premium financings have been excluded from the statements of cash flows presented.

For the fiscal year ended March 31, 2012, the Company received $73,902 in marketable securities related principally to the bankruptcy filing of a security services customer. These amounts have been excluded from the operating activities on the statements of cash flows presented.

For the year ended March 31, 2012, the Company sold marketable securities for which the proceeds of $261,299 were not received until subsequent to year end. This amount has been excluded from the operating and investing activities on the statements of cash flows presented.

See accompanying Notes to Financial Statements

Command Security Corporation

Notes to Financial Statements

March 31, 2013 and 2012

1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation. In this discussion, the words "Company", "we", "our" and "us" refer to Command Security Corporation.

Principal Business Activities

We are a uniformed security officer service company operating in Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Hawaii, Idaho, Illinois, Indiana, Maine, Maryland, Massachusetts, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin and Wyoming.

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

Advertising Costs

We expense advertising and promotional costs as incurred. Amounts incurred for general business advertising and promotion were $40,470 and $68,160 for the fiscal years ended March 31, 2013 and 2012, respectively.

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

Investments

We account for our investments in marketable securities in accordance with FASB ASC 320, Debt and Equity Securities. At March 31, 2013, we had no short-term investments. Other investments in marketable equity are classified as available-for-sale and reported in the consolidated balance sheets at fair value, with changes in fair value reported in accumulated other comprehensive income (loss) until realized. Realized gains and losses on sales of all these securities are reported in earnings, computed using the average cost method.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2013 and 2012

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

Workers’ compensation annual costs are comprised of premiums as well as incurred losses as determined at the end of the coverage period, subject to minimum and maximum amounts. Workers’ compensation insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the workers’ compensation insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points.

The Company is self-insured up to certain stop loss amounts for worker’s compensation claims. The Company has purchased stop loss coverage that insures individual claims that exceed $500,000. Additionally, the Company has purchased stop loss coverage that insures claims in the aggregate that exceed $4,670,250 and $4,065,750 for the policy years ended September 30, 2013 and 2012 respectively. The Company’s workers’ compensation insurance premiums (including loss handling expenses, loss fund deposits, surcharges & assessments and broker’s fees) were $3,024,312 and $2,762,803 for the policy years ended September 30, 2013 and 2012, respectively.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of March 31, 2013 and 2012.

Income Per Share

Under the requirements of FASB ASC 260, Earnings Per Share, the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2013 and 2012 because of the effect the assumed issuance of common shares would have if the outstanding stock options were exercised.

Stock-Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $191,250 and $160,730 for stock based compensation have been recorded for the years ended March 31, 2013 and 2012, respectively.

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2013 and 2012

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

2. Furniture and Equipment

Furniture and equipment at March 31, 2013 and 2012 consist of the following:

	2013	2012

Transportation equipment	$230,601	$298,785
Security equipment	1,227,970	1,102,230
Office furniture and equipment	2,646,180	2,249,894

	4,104,751	3,650,909
Accumulated depreciation	(3,435,218)	(3,265,245)

Total	$669,533	$385,664

Depreciation expense for the fiscal years ended March 31, 2013 and 2012, was $246,488 and $242,708, respectively, and includes amortization of assets purchased under capital lease arrangements in the amounts of $35,547 and $48,959 for each of the respective years then ended (see Note 14).

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2013 and 2012

3. Intangible Assets

Intangible assets at March 31, 2013 and 2012 consist of the following:

	2013	2012

Customer list	$4,274,914	$4,673,860
Borrowing costs	—	314,706
Goodwill	895,258	895,258
Non-compete covenant	—	100,000

	5,170,172	5,983,824
Accumulated amortization	(2,606,856)	(2,592,003)

Total	$2,563,316	$3,391,821

Included in intangible assets for the fiscal years ended March 31, 2013 and 2012 is goodwill of $895,258 that is not subject to amortization. Amortization expense for the fiscal years ended March 31, 2013 and 2012 was $429,558 and $581,565, respectively. Amortization expense for the years ending March 31, 2014, 2015, 2016, 2017, and 2018 for the intangible assets noted above will be $398,838, $398,838, $398,838, $336,384 and $106,680 respectively.

4. Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers' compensation claims.

5. Other Assets

Other assets at March 31, 2013 and 2012 consist of the following:

	2013	2012

Workers’ compensation insurance	$1,973,129	$2,397,723
Other receivables	8,912	328,527
Security deposits	203,075	196,982
Deferred tax asset	3,279,558	2,729,032

	5,464,674	5,652,264
Current portion	(2,851,398)	(2,662,904)

Total non-current portion	$2,613,276	$2,989,360

The other asset workers’ compensation insurance represents the net amount of the payments made to cover the workers’ compensation insurance premium against the actual premium due as well as the difference in the amount deposited to the loss fund less the estimated workers’ compensation claims and reserves related to the historical loss claims as well as the estimates related to the incurred but not reported claims. There is no offsetting claim liability reported as the Company has determined that there is a sufficient amount deposited into the loss funds to cover the estimated claims reserve as well as the estimate related to the incurred but not reported claims.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2013 and 2012

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2013 and 2012 consist of the following:

	2013	2012

Payroll and related expenses	$6,875,575	$5,343,982
Taxes and fees payable	825,933	486,726
Accrued interest payable	9,396	7,339
Other	1,391,104	685,023

Total	$9,102,008	$6,523,070

7. Borrowings

Short-term borrowings at March 31, 2013 and 2012 consist of the following:

	2013	2012

Line of credit	$7,980,554	$5,000,000
Insurance financing	501,777	1,830,951

Total	$8,482,331	$6,830,951

On February 12, 2009, we entered into a $20.0 million, credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was amended in November 2012 (see below), matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2013 and 2012

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $3.0 million. The Credit Agreement also provided for interest to be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Credit Agreement) plus 1.50%. For LIBOR loans, interest was calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Credit Agreement) plus 1.75%.

On November 6, 2012, we entered into a third amendment (the “Third Amendment”) to our Credit Agreement. The Third Amendment (i) allows for the Company to repurchase up to an additional $2,000,000 of its common stock, subject to certain conditions (ii) provides for the consent of Wells Fargo to the consolidation and relocation of the Company’s headquarters and (iii) amends a financial covenant of the Credit Agreement for certain expenses associated with the consolidation and relocation of the Company’s headquarters.

As of March 31, 2013 and 2012, we had borrowed $6,500,000 and $5,000,000, respectively, in LIBOR loans and had approximately $1,480,555 of revolving loans outstanding at March 31, 2013. We had $172,540 and $202,807 of letters of credit outstanding under the letter of credit subline under the Credit Agreement. Total borrowings and letters of credit outstanding at March 31, 2013 and 2012, represented approximately 50% and 41% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such dates, respectively.

As of March 31, 2013 and 2012, the interest rate was 2.00% for LIBOR loans. At March 31, 2013, the interest rate on revolving loans was 2.125%. Closing costs for the Credit Agreement totaled $314,706 and were amortized over the original three year term of the Credit Agreement which ended in February 2012.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the fiscal year ended March 31, 2013, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. For the fiscal years ended March 31, 2013 and 2012, $998,770 and $3,644,447, respectively, was borrowed for this purpose at annual interest rates of 2.3% for both years. At March 31, 2013 and 2012, we had $501,777 and $1,830,951, respectively, of short-term insurance borrowings outstanding. Such borrowings are collateralized by unearned premiums and dividends which may become payable under our insurance policies.

8. Income per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income for the fiscal years ended March 31, 2013 and 2012

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Year ended March 31, 2013
Basic EPS	$496,320	9,459,591	$.05
Effect of dilutive shares:
Options issued August 2004, May 2005, September 2006, January 2008, March 2011, June 2011, September 2011, January 2012, April 2012, August 2012, November 2012 and January 2013		149,804

Diluted EPS	$496,320	9,609,395	$.05

Year ended March 31, 2012
Basic EPS	$140,760	10,703,881	$.01
Effect of dilutive shares:
Options issued August 2004, May 2005, September 2005, September 2006, April 2007, September 2007, January 2008, June 2008, September 2008, December 2008, April 2010, May 2010, July 2010, October 2010, March 2011, September 2011 and January 2012		94,860

Diluted EPS	$140,760	10,798,741	$.01

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2013 and 2012

9. Retirement Plans

In November 1999, we adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The plan was amended to allow for employer matching of elective deferrals, for certain employees working under a specific customer contracts, as defined. Our expense under this plan for the fiscal years ended March 31, 2013 and 2012 was $165,702 and $128,454, respectively.

10. Concentrations of Credit Risk

Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 32% and 37% of total receivables as of March 31, 2013 and 2012, respectively, and in the New York Metropolitan area with 40% and 34% of total receivables as of March 31, 2013 and 2012, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the fiscal years ended March 31, 2013 and 2012 we generated 39% and 40%, respectively, of our revenue from aviation and related services. Accounts receivables due from the commercial airline industry comprised 48% and 50% of net receivables as of March 31, 2013 and 2012. Our remaining customers are not concentrated in any specific industry except for a major express transportation company which as of and for the years ending March 31, 2013 and 2012, accounts for approximately 17% and 14% of our accounts receivable and 24% and 24% of revenues, respectively. We maintain our cash accounts in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses in such accounts. Company management believes the risk of loss associated with these accounts to be remote.

11. Significant Customers

We operate as a provider of security officer services to a wide range of industries which we have categorized into three groups; security officer services, aviation services and support services. The latter includes revenues from back office support to police departments.

Net revenues for the groups noted above were as follows for the two years ended March 31:

	2013	2012
Security Officer Services	$91,720,960	$84,944,275
Aviation Services	58,396,765	56,413,527
Other	101,242	200,367

Total	$150,218,967	$141,558,169

For the fiscal years ended March 31, 2013 and 2012, one security services customer accounted for approximately $36,598,000 and $34,412,000, respectively, of our total revenue.

12. Insurance Reserves

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2,903,270 and $2,800,455, for the fiscal years ended March 31, 2013 and 2012, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others. We insure against such claims and suits through general liability policies with third-party insurance companies.

Our insurance coverage limits are currently $1.0 million per occurrence for non-aviation related business (with additional umbrella and excess liability policies of $5.0 million and $10.0 million, respectively) and $30.0 million per occurrence for aviation related business. We retain the risk for the first $25,000 of general liability non-aviation related operations, $50,000 on airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to us.

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2013 and 2012

13. Contingencies

The nature of our business is such that there is a significant volume of routine claims and lawsuits that are made against us, the vast majority of which never lead to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability that we face relating to these matters. Some of the claims brought against us could result in significant payments; however, the exposure to us under general liability non-aviation related operations is limited to the first $25,000 per occurrence, $50,000 on airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

We have employment agreements with certain of our officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company. Approximately 24% of our workforce is subject to collective bargaining agreements and all three of the currently active agreements are due to expire before March 31, 2014.

14. Commitments

Lease

We are obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $2,192,808 and $2,171,583, for the fiscal years ended March 31, 2013 and 2012, respectively.

We lease certain equipment and vehicles under agreements that are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2013 are $875,082 and $857,082 and at March 31, 2012 are $875,082 and $821,761, respectively.

There are no future minimum payments under long-term non-cancelable capital lease agreements. The future minimum payments under long-term non-cancelable operating lease agreements are as follows:

		Operating
		Leases

Year ending:	March 31, 2014	$1,620,036
	March 31, 2015	1,201,569
	March 31, 2016	593,021
	March 31, 2017	430,455
	March 31, 2018	451,284
	Thereafter	2,596,495

Total		$6,892,860

15. Stock Option Plans and Warrants

In November 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the stock option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In May 2010, options to purchase 205,000 shares of the Company’s common stock were issued. No options may be granted under this plan after 2010. During the fiscal year ended March 31, 2013, the Company received proceeds of $118,125 in connection with the exercise of stock options to purchase 87,500 shares of the Company’s common stock at an exercise price of $1.35 per share. No options were exercised during the year ended March 31, 2012. The outstanding options are exercisable at any time before May 23, 2015 and May 26, 2020 at $1.49 and $2.40 per share, respectively.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2013 and 2012

In September 2005, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In September and April 2007, options to purchase 80,000 and 65,000 shares of the Company’s common stock were issued. During the fiscal year ending March 31, 2013, the Company received proceeds of $20,658 in connection with the exercise of stock options to purchase 16,800 shares of the Company’s common stock at an exercise price of $1.21 and $1.23 per share. The vested outstanding options are exercisable at any time before December 30, 2018 at $3.08 per share, September 28, 2018 at $3.37 per share, September 17, 2018 at $3.36 per share, September 19, 2017 at $3.19 per share, April 11, 2017 at $3.00 per share, September 19, 2016 at $2.67 per share, September 21, 2015 at $2.05 per share, August 7, 2015 at $1.23 per share and April 8, 2015 at $1.21 per share, respectively.

In September 2009, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In April, May, July and October 2010, options to purchase 116,283, 120,000, 31,624 and 74,616 shares of the Company’s common stock were issued, respectively. In March, June and September 2011, options to purchase 169,683, 109,553 and 120,000 shares of the Company’s common stock were issued. In January, April, August and November 2012, options to purchase 928,817 shares of the Company’s common stock were issued. The vested outstanding options are exercisable at any time before January 16, 2023 at $1.91 per share, November 26, 2022 at $1.52 per share, April 4, 2022 at $1.28 per share, January 2, 2022 at $1.45, $2.30 and $3.00 per share, September 12, 2021 at $1.42 per share, June 8, 2021 at $1.50 per share, October 20, 2020 at $2.01 per share, May 26, 2020 at $2.40 per share, December 30, 2018 at $3.08 per share, August 7, 2015 at $1.23 per share, June 21, 2014 at $1.60 per share, March 22, 2014 at $1.85 per share, October 18, 2013 at $2.05 per share, July 8, 2013 at $2.11 per share and April 14, 2013 at $2.59 per share, respectively.

On August 30, 2004, the Company issued stock options to its former President and Chief Financial Officer to purchase 500,000 shares of the Company’s common stock of which 491,618 remain outstanding at an exercise price of $1.35 per share. The options became fully vested during August 2007. The remaining outstanding options are exercisable at any time before September 28, 2013.

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

A summary of activity related to all Company stock option activity for the years ended March 31, 2013 and 2012, is as follows:

	Options
	Exercise	Number of
	Price	Shares

Outstanding at March 31, 2011	$1.35 - 3.37	2,090,406

Issued	1.42 - 3.00	829,553
Forfeited	2.40 - 3.36	(159,871)

Outstanding at March 31, 2012	$1.35 - $3.37	2,760,088

Issued	1.21 - 1.91	835,828
Exercised	1.21 - 1.35	(104,300)
Forfeited	2.05 - 3.36	(95,000)

Outstanding at March 31, 2013	$1.21 - $3.37	3,396,616

At March 31, 2013 there were 3,396,616 options outstanding exercisable at prices ranging from $1.21 to $3.37 and 3,857,618 shares reserved for issuance under all stock arrangements. At March 31, 2013, there was $239,911 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested options. The compensation expense is expected to be recognized over a weighted average vesting period of 2.51 years.

Significant option groups outstanding and exercisable at March 31, 2013, and the related weighted average exercise price and life information are as follows:

			Weighted	Weighted
			Average	Average
Range of	Options	Options	Exercise	Remaining
Exercise Price	Outstanding	Exercisable	Price	Life (years)

$1.21 - $3.37	3,396,616	2,643,483	$2.06	5.4

The total intrinsic value of options outstanding as of March 31, 2013 amounted to $726,623.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2013 and 2012

The weighted average estimated values of stock options granted during fiscal 2013 and 2012 were $0.26 - $0.52 and $.29 - $.36, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2013	2012

Risk-free interest rate	0.68 - .82%	0.91 - 1.12%
Years until exercise	3.00 - 5.00	3.00 – 5.00
Volatility	27.3 - 29.0%	26.0 - 30.6%
Dividend yield	0.00%	0.00%
Termination rate	n/a	n/a

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

The Company recorded total stock based compensation costs of $191,250 and $160,730 for the fiscal years ended March 31, 2013 and 2012, respectively.

16. Income Taxes

Net provision for income taxes for the fiscal years ended March 31 consists of the following:

	2013	2012
Current:
Federal	$1,312,000	$663,000
State and local	280,000	142,000
	1,592,000	805,000
Deferred:
Federal	(454,000)	(320,000)
State and local	(97,000)	(70,000)
	(551,000)	(390,000)

Net provision for income taxes	$1,041,000	$415,000

The differences (expressed as a percentage of pretax income) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of income are as follows:

	2013	2012

Statutory federal income tax rate	34.0%	34.0%
State and local income taxes	7.3%	7.3%
Permanent differences	9.9%	46.1%
Allowance for capital loss carry-forward	3.6%	-
Other	13.0%	(12.7%)

Effective tax rate	67.8%	74.7%

The permanent differences in our reconciliation of the effective tax rate for the years ended March 31, 2013 and 2012 are as follows:

	2013		2012

Amortization of customer lists	$219,471	5.9%	$219,471	16.3%
Other nondeductible expenses	147,147	3.0%	165,400	12.3%
Deferred tax charge – expired stock options	36,483	1.0%	236,816	17.6%
Total	$403,101	9.9%	$621,687	46.1%

The permanent difference for amortization of customer lists arose through the acquisition of a business structured as a stock purchase. The Company amortizes the value of these customer lists for financial statement purposes, but is not allowed to deduct amortization of the customer lists for tax purposes. Other nondeductible expenses include meals, entertainment and penalties.

The deferred tax charge reverses deferred tax assets established when the stock options were expensed. The Company records an expense for financial statement purposes for the fair value of the options over the vesting period of the options, net of deferred taxes. For tax purposes, the Company is unable to deduct the expense related to the stock options unless, and until, the stock options are exercised. The tax deductibility is calculated as the difference between the option exercise price and the fair value of the stock on the date of exercise. When the tax deductible amount is less than the amount originally expensed for financial statement purposes, the difference must be expensed through a charge to deferred tax expense.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2013 and 2012

The significant components of deferred tax assets and liabilities as of March 31, 2013 and 2012 are as follows:

	2013	2012
Current deferred tax assets:
Accounts receivable	$318,536	$240,344
Accrued expenses	550,821	180,513

Net current deferred tax assets	869,357	420,857

Non-current deferred tax assets (liabilities):
Equipment	$(249,770)	$(142,243)
Intangible assets	310,342	264,129
Self-insurance	249,297	237,799
Workers compensation reserve	1,595,074	1,408,677
Capital loss carryforward	54,672	69,299
Employee stock compensation	505,258	470,514

Net non-current deferred tax assets	2,464,873	2,308,175

Allowance for deferred tax asset related to capital loss carry-forward	(54,672)	—

Total deferred tax assets	$3,279,558	$2,729,032

As of March 31, 2013, we have fully reserved for a capital loss carryforward in the amount of $132,500 which the company no longer expects will reverse before the carryforward is due to expire unused in fiscal 2017.

Fiscal years 2010 through 2013 remain subject to examination by federal and state taxing authorities with certain states having open tax years beginning in fiscal 2009.

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

Rent expense related to an affiliate principally owned by certain directors of the Company totaled $60,000 for fiscal year ended March 31, 2012. The rent expense was derived from a month to month lease which terminated in April 2012. In addition, we paid brokerage commissions and fees related to our stock repurchase plan to an affiliate principally owned by certain directors of the Company totaling $13,544 and $24,282 for the fiscal year ended March 31, 2013 and March 31, 2012, respectively.

18. Issuer Purchases of Equity Securities

Under active stock repurchase programs, we may repurchase up to $4,000,000 of our common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par being charged against additional paid-in capital. Shares repurchased during December 2011 have been retired. Shares repurchased during February 2012 and December 2012 are being held in treasury. The program does not have a prescribed expiration date.

During the fiscal years ended March 31, 2013 and 2012, we repurchased shares of our common stock having a value of $1,083,520 and $1,975,353, respectively pursuant to active share repurchase programs. The number and average price of shares purchased to date under these programs is as set forth in the table below:

			Total Amount Purchased	Maximum Amount that
	Total Number of Shares	Average Price	as part of Publicly	may yet be Purchased
Period	Purchased	Paid Per Share	Announced Program	under the Program

December 8 - 16, 2011	136,600	$1.52	$208,363	$1,791,637
February 13 - 21, 2012	1,075,000	$1.64	$1,975,353	$24,647
December 1 - 31, 2012	677,200	$1.60	$3,058,873	$941,127
	1,888,800	$1.62

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2013 and 2012

Schedule II

COMMAND SECURITY CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Against
		Additions	Amounts
		(Reductions)	Due to
	Balance at	Charged or	Administrative	Charged	Deductions	Balance
	Beginning	Credited to	Service	to Other	from	at End of
	of Period	Expenses	Clients	Accounts	Reserve	Period

Year ended March 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$582,510	$389,616	$—	$—	$(250,104)	$722,022

Year ended March 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	306,469	227,571	—	172,429	(123,959)	582,510

See Report of Independent Registered Public Accounting Firm

End of Filing