Form 10-Q
period 2013-06-30
COMMAND SECURITY CORP
filed 2013-08-14
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-33525

COMMAND SECURITY CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1626307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

512 Herndon Parkway, Suite A, Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)

(703) 464-4735

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock as of August 1, 2013 was 9,093,598.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income - three months ended June 30, 2013 and 2012 (unaudited)	3

	Condensed Balance Sheets - June 30, 2013 (unaudited) and March 31, 2013	4

	Condensed Statements of Changes in Stockholders' Equity - three months ended June 30, 2013 and 2012 (unaudited)	5

	Condensed Statements of Cash Flows - three months ended June 30, 2013 and 2012 (unaudited)	6-7

	Notes to Condensed Financial Statements	8-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 6.	Exhibits	19

SIGNATURES		20

Exhibit 31.1	Certification of Craig P. Coy
Exhibit 31.2	Certification of N. Paul Brost
Exhibit 32.1	§1350 Certification of Craig P. Coy
Exhibit 32.2	§1350 Certification of N. Paul Brost

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012

Revenues	$37,961,495	$35,641,679

Cost of revenues	33,348,237	31,018,361

Gross profit	4,613,258	4,623,318

Operating expenses
General and administrative	4,299,884	4,037,249
Provision for doubtful accounts, net	74,531	72,287
	4,374,415	4,109,536

Operating income	238,843	513,782

Interest income	22	41
Interest expense	(54,092)	(34,459)
Equipment dispositions	(1,540)	1,904

Income before income taxes	183,233	481,268

Provision for income taxes	150,000	250,000

Net income	$33,233	$231,268

Net income per common share
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

Weighted average number of common shares outstanding
Basic	9,093,598	9,666,498
Diluted	9,392,967	9,666,498

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION
CONDENSED BALANCE SHEETS

ASSETS	June 30, 2013	March 31, 2013
Current assets:	(Unaudited)

Cash and cash equivalents	$587,973	$8,504
Accounts receivable, net of allowance for doubtful accounts of $848,394, and
$772,022, respectively	30,493,248	28,460,654
Prepaid expenses	894,426	1,081,374
Other assets	2,523,403	2,851,398
Total current assets	34,499,050	32,401,930

Furniture and equipment at cost, net	597,493	669,533

Other assets:
Intangible assets, net	2,463,607	2,563,316
Restricted cash	83,110	83,088
Other assets	2,605,315	2,613,276
Total other assets	5,152,032	5,259,680

Total assets	$40,248,575	$38,331,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,502,099	$2,098,165
Short-term borrowings	10,639,919	8,482,331
Accounts payable	1,616,965	1,085,528
Accrued expenses and other liabilities	8,808,757	9,102,008
Total current liabilities	22,567,740	20,768,032

Insurance reserves	604,189	604,211
Total liabilities	23,171,929	21,372,243

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,085	1,085
Treasury stock	(2,885,579)	(2,885,579)
Additional paid-in capital	17,083,054	16,998,541
Accumulated earnings	2,878,086	2,844,853
Total stockholders’ equity	17,076,646	16,958,900

Total liabilities and stockholders’ equity	$40,248,575	$38,331,143

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings

Balance at March 31, 2012	$-	$1,074	$(1,788,505)	$16,668,518	$2,348,533

Stock compensation cost				123,352
Net income					231,268

Balance at June 30, 2012	-	1,074	(1,788,505)	16,791,870	2,579,801

Options exercised		11		138,773
Common stock repurchased			(1,097,074)
Stock compensation cost				67,898
Net income					265,052

Balance at March 31, 2013	-	1,085	(2,885,579)	16,998,541	2,844,853

Stock compensation cost				84,513
Net income					33,233

Balance at June 30, 2013	$-	$1,085	$(2,885,579)	$17,083,054	$2,878,086

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$33,233	$231,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	175,435	168,708
Provision for doubtful accounts, net	74,531	(13,775)
Rent Expense	49,896	-
(Gain)/Loss on Equipment Dispositions	1,540	(1,904)
Stock based compensation costs	84,513	123,352
Insurance reserves	(22)	174,964
Deferred income taxes	228,657	(161,353)
Restricted cash	(22)	(25)
(Increase) decrease in receivables, prepaid expenses and other current assets	(1,812,878)	89,326
Increase (decrease) in accounts payable and other current liabilities	188,290	178,986
Net cash provided by (used in) operating activities	(976,827)	789,547
	-

Cash flows from investing activities:
Purchases of equipment	(5,226)	(31,316)
Collections on Other Receivables	-	258,681
Proceeds from equipment dispositions	-	3,115
Net cash provided by (used in) investing activities	(5,226)	230,480

Cash flows from financing activities:
Net advances (repayments) on short-term borrowings	2,157,588	(2,096,465)
Decrease in checks issued in advance of deposits	(596,066)	(90,182)
Net cash provided by (used in) financing activities	1,561,522	(2,186,647)

Net change in cash and cash equivalents	579,469	(1,166,620)

Cash and cash equivalents, beginning of period	8,504	1,175,809

Cash and cash equivalents, end of period	$587,973	$9,189

See accompanying notes to condensed financial statements

6

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:	2013	2012

Interest	$54,453	$45,001
Income taxes	310,557	15,950

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The accompanying condensed financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended March 31, 2013. In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation.

The condensed financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for any period after the date hereof, including for the fiscal year ending March 31, 2014 or for any other subsequent period. In the opinion of our management, the accompanying condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report. All such adjustments are of a normal recurring nature.

1.	Recent Accounting Pronouncements

In December 2011, the FASB issued updated authoritative guidance related to new disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to a netting arrangement. The new guidance was effective as of the beginning of fiscal year 2014 and its adoption did not have any impact on our financial statement disclosures.

2.	Short-Term Borrowings:

On February 12, 2009, we entered into a $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was amended in November 2012 (see below) matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On November 6, 2012, we entered into a third amendment (the “Third Amendment”) to our Credit Agreement. The Third Amendment (i) allows the Company to repurchase up to an additional $2,000,000 of its common stock, subject to certain conditions, (ii) provides for the consent of Wells Fargo to the consolidation and relocation of the Company’s headquarters, and (iii) amends a financial covenant of the Credit Agreement for certain expenses associated with the consolidation and relocation of the Company’s headquarters which was completed on February 15, 2013.

As of June 30, 2013, the interest rate was 2.0% for LIBOR loans and 2.125% for Revolving Loans. At June 30, 2013, we had $8,500,000 in LIBOR loans outstanding, $1,938,631 of Revolving Loans outstanding and $172,540 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 61% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended June 30, 2013, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At June 30, 2013, we had $201,288 of short-term insurance borrowings outstanding.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.	Other Assets:

	June 30, 2013	March 31, 2013

Workers’ compensation insurance	$1,868,334	$1,973,129
Other receivables	7,050	8,912
Security deposits	202,433	203,075
Deferred tax asset	3,050,901	3,279,558

	5,128,718	5,464,674
Current portion	(2,523,403)	(2,851,398)

Total non-current portion	$2,605,315	$2,613,276

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

4.	Accrued Expenses and Other Liabilities:

	June 30, 2013	March 31, 2013

Payroll and related expenses	$6,066,889	$6,875,575
Taxes and fees payable	1,977,258	825,933
Accrued interest payable	9,035	9,396
Other	755,575	1,391,104

Total	$8,808,757	$9,102,008

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $747,047 and $690,039 for the three months ended June 30, 2013 and 2012, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others. We insure against such claims and suits through general liability policies with third-party insurance companies.

Our insurance coverage limits are currently $1.0 million per occurrence for non-aviation related business (with additional excess umbrella policies of $5.0 million and $10.0 million, respectively) and $30.0 million per occurrence for aviation related business. We retain the risk for the first $25,000 for general liability non-aviation related operations, $50,000 on airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to us.

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

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.	Income per Share:

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three months ended June 30, 2013 and 2012.

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

We have employment agreements with certain of our officers and key employees with terms up to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company. Approximately 24% of our workforce is subject to collective bargaining arrangements and all three of the currently active agreements are due to expire before March 31, 2014.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2013 could cause our actual financial condition and results from operations to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs that are being amortized on a straight-line basis over a period of three to ten years, and goodwill, which is reviewed annually for impairment. The life assigned to customer lists acquired is based on management’s estimate of our expected customer attrition rate. The attrition rate is estimated based on historical contract longevity and management’s operating experience. We test for impairment annually or when events and circumstances warrant such a review, if earlier. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with FASB ASC 360, Property, Plant and Equipment .

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of June 30, 2013 and 2012.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $84,513 and $123,352 for stock based compensation have been recorded for the three months ended June 30, 2013 and 2012, respectively.

Reclassifications

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

Our customer-focused mission is to provide the best personalized supervision and management attention necessary to deliver timely and efficient security solutions so that our customers can operate in safe environments without disruption or loss. Technology underpins our efficiency, accuracy and dependability. We rely on a sophisticated software system that integrates scheduling, payroll and billing functions.

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

Results of Operations

Revenues

Our revenues increased by $2,319,816, or 6.5%, to $37,961,495 for the three months ended June 30, 2013 from $35,641,679 in the corresponding period of the prior year. The increase in revenues for the three months ended June 30, 2013 was due mainly to: (i) expansion of services provided under a contract with a major transportation company of approximately $500,000; and (ii) expansion of aviation services with an existing customer at a domestic airport location of approximately $1.6 million, of which approximately $560,000 related to temporary construction related security services.

Gross Profit

Our gross profit decreased $10,060, or 0.2%, to $4,613,258 (12.2% of revenues) for the three months ended June 30, 2013, from $4,623,318 (13.0% of revenues) in the corresponding period of the prior year. The decrease was due mainly to competitive pricing pressures, increases in direct labor and related costs for training, new business start-up and transition costs, partly offset by lower general liability self-insurance costs.

General and Administrative Expenses

Our general and administrative expenses increased by $262,635, or 6.5%, to $4,299,884 (11.3% of revenues) for the three months ended June 30, 2013, from $4,037,249 (11.3% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses for the three months ended June 30, 2013 resulted primarily from: (i) an approximate $300,000 increase in legal defense costs incurred in connection with legal matters related to on-going suits filed against the Company by the Service Employees International Union (SEIU); and (ii) an approximate $145,000 increase in employment related claims settlements. These increases were partly offset by decreases in general and administrative salaries, wages and related costs.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended June 30, 2013 was comparable with the corresponding period of the prior year. The slight increase in the provision for doubtful accounts for the three months ended June 30, 2013 related primarily to the timing and amounts of uncollectible accounts charged and/or credited to expense between the current and prior year period.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments in cases where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance for doubtful accounts as our management deems them to be uncollectible. We do not know if bad debts will increase in future periods nor do we believe that the slight increase in the provision for doubtful accounts during the three months ended June 30, 2013 compared with the corresponding period of the prior year is indicative of a trend.

Interest Income

Interest income for the three months ended June 30, 2013 principally represents interest earned on cash balances and was comparable with the corresponding period of the prior year.

Interest Expense

Interest expense increased by $19,633, or 57%, to $54,092 for the three months ended June 30, 2013, from $34,459 in the corresponding period of the prior year. The increase in interest expense for the three months ended June 30, 2013 was due primarily to higher average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Asset Dispositions

Asset dispositions result primarily from the sale of vehicles, office equipment and security equipment in the ordinary course of business at prices above or below book value.

The gains and losses on asset dispositions for the three months ended June 30, 2013 and 2012 were primarily due to the disposition of transportation equipment.

Provision for income taxes

The provision for income taxes decreased by $100,000 for the three months ended June 30, 2013 compared with the corresponding period of the prior year due mainly to the decrease in our pre-tax earnings for the three months ended June 30, 2013 partly offset by the reduction in deferred tax assets resulting from the cancellation of stock options previously held by former employees.

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

Short-Term Borrowings:

On February 12, 2009, we entered into a $20,000,000 credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was amended in November 2012 (see below) matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On November 6, 2012, we entered into a third amendment (the “Third Amendment”) to our Credit Agreement. The Third Amendment (i) allows the Company to repurchase up to an additional $2,000,000 of its common stock, subject to certain conditions, (ii) provides for the consent of Wells Fargo to the consolidation and relocation of the Company’s headquarters and (iii) amends a financial covenant of the Credit Agreement for certain expenses associated with the consolidation and relocation of the Company’s headquarters, which was completed on February 15, 2013.

As of June 30, 2013, the interest rate was 2.0% for LIBOR loans and 2.125% for revolving loans. At June 30, 2013, we had $8,500,000 in LIBOR loans outstanding, $1,938,631 of revolving loans outstanding and $172,540 under our letters of credit sub-line outstanding under the Credit Agreement, representing approximately 61% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended June 30, 2013, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At June 30, 2013, we had $201,288 of short-term insurance borrowings outstanding.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $343,911, or 3.0%, to $11,977,809 as of June 30, 2013, from $11,633,898 as of March 31, 2013.

We had checks drawn in advance of future deposits of $1,502,099 at June 30, 2013, compared with $2,098,165 at March 31, 2013. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

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

These strategic initiatives may result in future costs related to severance and other employee-related matters, litigation risks and expenses and other costs. At this time we are unable to determine the scope of these potential costs.

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

Our gross profit margin decreased during the three months ended June 30, 2013 to 12.2% of revenues, compared with 13.0% during the corresponding period of the prior year. We expect our gross profit margins to average between 12.0% and 13.0% of revenue in fiscal 2014 based on current business conditions. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our ongoing cost reduction program is expected to reduce certain of our operating and general and administrative expenses. Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $23.1 million or 61% of our total revenues in the three months ended June 30, 2013. We rely on a single major transportation company for a significant portion of our security services revenues. During the quarter ending June 30, 2013, this customer represented approximately 24% of our total revenues. As previously announced, our contract with this customer was scheduled to expire on May 31, 2013. Also as previously disclosed, this customer commenced and invited us to participate in a competitive bidding process for the continued performance of these as well as additional services. In connection with this process, the Company agreed to a three-month extension of the existing contract and recently agreed to further extend the period of performance through November 30, 2013, if neccessary. We cannot assure you that we will be able to retain all or a substantial portion of our services with this customer beyond the contract extension date. The loss of this customer or any material reduction in service would materially and adversely affect our business, financial condition and results of operations.

Our aviation services division generated approximately $14.9 million or 39% of our total revenues in the three months ended June 30, 2013. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As noted earlier, on February 12, 2009, we entered into a $20,000,000 Credit Agreement with Wells Fargo, which was amended on November 6, 2012, as described above. As of the close of business on August 2, 2013, our total outstanding borrowings under the Credit Agreement were $8.5 million, our cash balances totaled $216,000 and our cash availability was approximately $7.0 million, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2013, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the three months ended June 30, 2013, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $74,500 over the remainder of our fiscal year ending March 31, 2014. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013. There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2014 ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 7 “Contingencies” to the Notes to Condensed Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2013.

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

COMMAND SECURITY CORPORATION

Date: August 14, 2013	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

