Form 10-Q
period 2013-09-30
COMMAND SECURITY CORP
filed 2013-11-05
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of outstanding shares of the registrant’s common stock as of November 1, 2013 was 9,222,498.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income – three and six months ended September 30, 2013 and 2012 (unaudited)	3

	Condensed Balance Sheets – September 30, 2013 (unaudited) and March 31, 2013	4

	Condensed Statements of Changes in Stockholders' Equity – six months ended September 30, 2013 and 2012 (unaudited)	5

	Condensed Statements of Cash Flows – six months ended September 30, 2013 and 2012 (unaudited)	6-7

	Notes to Condensed Financial Statements	8-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 6.	Exhibits	19

SIGNATURES		20

Exhibit 31.1	Certification of Craig P. Coy
Exhibit 31.2	Certification of N. Paul Brost
Exhibit 32.1	§1350 Certification of Craig P. Coy
Exhibit 32.2	§1350 Certification of N. Paul Brost

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$40,147,092	$38,164,921	$78,108,587	$73,806,600

Cost of revenues	34,295,951	32,689,640	67,644,188	63,708,001

Gross profit	5,851,141	5,475,281	10,464,399	10,098,599

Operating expenses
General and administrative	4,487,885	4,708,617	8,787,769	8,745,866
Provision for doubtful accounts, net	73,204	74,728	147,735	147,014
	4,561,089	4,783,345	8,935,504	8,892,880

Operating income	1,290,052	691,936	1,528,895	1,205,719

Interest income	3	44	24	85
Interest expense	(46,834)	(28,002)	(100,925)	(62,461)
Equipment dispositions	-	5,299	(1,540)	7,203

Income before income taxes	1,243,221	669,277	1,426,454	1,150,546

Provision for income taxes	610,000	340,000	760,000	590,000

Net income	$633,221	$329,277	$666,454	$560,546

Net income per common share
Basic	$0.07	$0.03	$0.07	$0.06
Diluted	$0.07	$0.03	$0.07	$0.06

Weighted average number of common shares outstanding
Basic	9,179,531	9,666,498	9,136,565	9,666,498
Diluted	9,268,333	9,666,498	9,330,651	9,666,498

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION
CONDENSED BALANCE SHEETS

ASSETS	September 30, 2013	March 31, 2013
Current assets:	(Unaudited)

Cash and cash equivalents	$775,764	$8,504
Accounts receivable, net of allowance for doubtful accounts of $880,890 and
$772,022, respectively	27,100,877	28,460,654
Prepaid expenses	114,210	1,081,374
Other assets	1,814,416	2,851,398
Total current assets	29,805,267	32,401,930

Furniture and equipment at cost, net	599,700	669,533

Other assets:
Intangible assets, net	2,363,898	2,563,316
Restricted cash	83,112	83,088
Other assets	2,840,435	2,613,276
Total other assets	5,287,445	5,259,680

Total assets	$35,692,412	$38,331,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$568,492	$2,098,165
Short-term borrowings	7,540,693	8,482,331
Accounts payable	1,665,738	1,085,528
Accrued expenses and other liabilities	7,458,687	9,102,008
Total current liabilities	17,233,610	20,768,032

Insurance reserves	641,366	604,211
Total liabilities	17,874,976	21,372,243

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,098	1,085
Treasury Stock	(2,885,579)	(2,885,579)
Additional paid-in capital	17,190,610	16,998,541
Accumulated earnings	3,511,307	2,844,853
Total stockholders’ equity	17,817,436	16,958,900

Total liabilities and stockholders’ equity	$35,692,412	$38,331,143

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings

Balance at March 31, 2012	$-	$1,074	$(1,788,505)	$16,668,518	$2,348,533

Stock compensation cost				156,448
Net income					560,546

Balance at September 30, 2012	-	1,074	(1,788,505)	16,824,966	2,909,079

Options exercised		11		138,773
Repurchase of shares			(1,097,074)
Stock compensation cost				34,802
Net loss					(64,226)

Balance at March 31, 2013	-	1,085	(2,885,579)	16,998,541	2,844,853

Options exercised, net		13		101,458
Stock compensation cost				90,611
Net income					666,454

Balance at September 30, 2013	$-	$1,098	$(2,885,579)	$17,190,610	$3,511,307

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$666,454	$560,546
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	349,618	334,674
Provision for doubtful accounts, net	147,735	42,211
Rent expense	97,789	-
(Gain)/Loss on Asset Dispositions	1,540	(7,203)
Stock based compensation costs	90,611	156,448
Insurance reserves	37,155	324,393
Deferred income taxes	(108,866)	(291,288)
Restricted cash	(24)	(46)
(Increase) decrease in receivables, prepaid expenses and other current assets	1,356,782	(1,932,130)
Increase in accounts payable and other current liabilities	580,210	233,783
Net cash provided by (used in) operating activities	3,219,004	(578,612)

Cash flows from investing activities:
Purchases of equipment	(81,904)	(119,953)
Collections on other receivables	-	258,681
Return of escrow funds related to prior business acqusition	-	398,946
Proceeds from equipment dispositions	-	8,415
Net cash provided by (used in) investing activities	(81,904)	546,089

Cash flows from financing activities:
Net repayments on short-term borrowings	(941,638)	(2,133,142)
(Decrease) increase in checks issued in advance of deposits	(1,529,673)	999,312
Proceeds from options exercises, net	101,471	-
Net cash used in financing activities	(2,369,840)	(1,133,830)

Net change in cash and cash equivalents	767,260	(1,166,353)

Cash and cash equivalents, beginning of period	8,504	1,175,809

Cash and cash equivalents, end of period	$775,764	$9,456

See accompanying notes to condensed financial statements

6

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:	2013	2012

Interest	$101,286	$62,758
Income taxes	505,484	370,650

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

On February 12, 2009, we entered into a $20.0 million credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was amended in November 2012 (see below) matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On November 6, 2012, we entered into a third amendment (the “Third Amendment”) to our Credit Agreement. The Third Amendment (i) allows the Company to repurchase up to an additional $2.0 million of its common stock, subject to certain conditions, (ii) provides for the consent of Wells Fargo to the consolidation and relocation of the Company’s headquarters, and (iii) amends a financial covenant of the Credit Agreement for certain expenses associated with the consolidation and relocation of the Company’s headquarters which was completed on February 15, 2013.

As of September 30, 2013, the interest rate was 2.0% for LIBOR loans and revolving loans. At September 30, 2013, we had $7.0 million in LIBOR loans outstanding, $540,693 of revolving loans outstanding and $172,540 outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 53% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the six months ended September 30, 2013, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At September 30, 2013, we had no short-term insurance borrowings outstanding.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.	Other Assets:

	September 30, 2013	March 31, 2013

Workers’ compensation insurance	$1,049,505	$1,973,129
Other receivables	6,000	8,912
Security deposits	210,922	203,075
Deferred tax asset	3,388,424	3,279,558

	4,654,851	5,464,674
Current portion	(1,814,416)	(2,851,398)

Total non-current portion	$2,840,435	$2,613,276

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

4.	Accrued Expenses and Other Liabilities:

	September 30, 2013	March 31, 2013

Payroll and related expenses	$5,497,851	$6,875,575
Taxes and fees payable	1,234,252	825,933
Accrued interest payable	9,035	9,396
Other	717,549	1,391,104

Total	$7,458,687	$9,102,008

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $770,042 and $735,064 for the three months ended September 30, 2013 and 2012; and $1,517,489 and $1,425,103 for the six months ended September 30, 2013 and 2012, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and six months ended September 30, 2013 and 2012.

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

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists and borrowing costs which are amortized on a straight-line basis over a period of three to ten years, and goodwill, which is reviewed annually for impairment. The life assigned to acquired customer lists is based on management’s estimate of our expected customer attrition rate. The attrition rate is estimated based on historical contract longevity and management’s operating experience. We test for impairment annually or when events and circumstances warrant such a review, if earlier. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with FASB ASC 360, Property, Plant and Equipment .

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

We recognize the effect of income tax positions only if those positions will more likely than not be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of September 30, 2013 and 2012.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $90,611 and $156,448 for stock based compensation have been recorded for the six months ended September 30, 2013 and 2012, respectively.

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

Results of Operations

Revenues

Our revenues increased by $1,982,171, or 5.2%, to $40,147,092 for the three months ended September 30, 2013 from $38,164,921 in the corresponding period of the prior year. The increase in revenues for the three months ended September 30, 2013 was due mainly to: (i) expansion of services provided under a contract with a major transportation company of approximately $600,000; (ii) the addition of new revenues from New York based medical care facilities of approximately $1.3 million; (iii) expansion of aviation services with existing customers related to temporary construction related security services of approximately $680,000 at both New York LaGuardia and Los Angeles LAX airports. This increase was partly offset by a $550,000 reduction in revenues with airline customers at New York JFK and Los Angeles LAX airports.

Our revenues increased by $4,301,987, or 5.8%, to $78,108,587 for the six months ended September 30, 2013 from $73,806,600 in the corresponding period of the prior year. The increase in revenues for the six months ended September 30, 2013 was due mainly to: (i) expansion of services provided under a contract with a major transportation company of approximately $1.1 million; (ii) the addition of new revenues from New York based medical care facilities of approximately $1.7 million; and (iii) expansion of aviation services with existing customers related to temporary construction related security services of approximately $1.25 million at both New York LaGuardia and Los Angeles LAX airports; and (iv) a net increase of approximately $500,000 in aviation related services with several domestic and international airlines operating at New York LaGuardia and Los Angeles LAX airports, partly offset by net reductions in security services revenues with several industrial, commercial and financial services businesses.

Gross Profit

Our gross profit increased $375,860, or 6.9%, to $5,851,141 (14.6% of revenues) for the three months ended September 30, 2013, from $5,475,281 (14.3% of revenues) in the corresponding period of the prior year. The increase was due mainly to the overall increase in revenues partly offset by competitive pricing pressures.

Our gross profit increased $365,800, or 3.6%, to $10,464,399 (13.4% of revenues) for the six months ended September 30, 2013, from $10,098,599 (13.7% of revenues) in the corresponding period of the prior year. The increase was due mainly to the overall increase in revenues and lower general liability self-insurance costs partly offset by competitive pricing pressures, increases in direct labor and related costs for training, new business start-up and transition costs.

General and Administrative Expenses

Our general and administrative expenses decreased by $220,732, or 4.7%, to $4,487,885 (11.2% of revenues) for the three months ended September 30, 2013, from $4,708,617 (12.3% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the three months ended September 30, 2013 was due mainly to: the absence of $750,000 of relocation and restructuring costs recorded during the three months ended September 30, 2012, partly offset by (i) an approximate $200,000 increase in legal defense costs incurred in connection with legal matters related to on-going suits filed against the Company by the Service Employees International Union (SEIU); (ii) an approximate $150,000 increase in employment related claims settlements and associated legal costs; and (iii) increased consulting, temporary labor and facility related costs.

Our general and administrative expenses increased by $41,903, or 0.5%, to $8,787,769 (11.3% of revenues) for the six months ended September 30, 2013, from $8,745,866 (11.8% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses for the six months ended September 30, 2013 was due mainly to: (i) an approximate $500,000 increase in legal defense costs incurred in connection with legal matters related to on-going suits filed against the Company by the Service Employees International Union (SEIU); (ii) an approximate $300,000 increase in employment related claims settlements and associated legal costs; and increased facilities and temporary labor costs. These increases were partly offset by the absence of $750,000 of relocation and restructuring costs recorded during the six months ended September 30, 2012.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three and six months ended September 30, 2013 was comparable to the corresponding periods of the prior year.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments in cases where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance for doubtful accounts as our management deems them to be uncollectible. We do not know if bad debts will increase in future periods.

Interest Income

Interest income for the three and six months ended September 30, 2013 principally represents interest earned on cash balances.

Interest Expense

Interest expense increased by $18,832, or 67%, to $46,834 for the three months ended September 30, 2013, from $28,002 in the corresponding period of the prior year. The increase in interest expense for the three months ended September 30, 2013 was due primarily to higher average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Interest expense increased by $38,464, or 62%, to $100,925 for the six months ended September 30, 2013, from $62,461 in the corresponding period of the prior year. The increase in interest expense for the six months ended September 30, 2013 was due primarily to higher average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Asset Dispositions

Asset dispositions result primarily from the sale of vehicles, office equipment and security equipment in the ordinary course of business at prices above or below book value.

The gains and losses on asset dispositions for the three and six months ended September 30, 2013 and 2012 were primarily due to the disposition of transportation equipment.

Provision for income taxes

The provision for income taxes increased by $270,000 and $170,000 for the three and six months ended September 30, 2013, respectively, compared with the corresponding periods of the prior year due mainly to the increase in pre-tax earnings and the reduction in deferred tax assets resulting from the cancellation of stock options previously held by former employees.

Liquidity and Capital Resources

We maintain a commercial revolving loan arrangement, currently with Wells Fargo. We fund our payroll and operations primarily through borrowings under our $20.0 million credit facility with Wells Fargo (the “Credit Agreement”), described below under “Wells Fargo Revolving Credit Facility.”

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

Short-Term Borrowings:

On February 12, 2009, we entered into a $20.0 million credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was amended in November 2012 (see below) matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On November 6, 2012, we entered into a third amendment (the “Third Amendment”) to our Credit Agreement. The Third Amendment (i) allows the Company to repurchase up to an additional $2.0 million of its common stock, subject to certain conditions, (ii) provides for the consent of Wells Fargo to the consolidation and relocation of the Company’s headquarters and (iii) amends a financial covenant of the Credit Agreement for certain expenses associated with the consolidation and relocation of the Company’s headquarters, which was completed on February 15, 2013.

As of September 30, 2013, the interest rate was 2.0% for LIBOR loans and revolving loans. At September 30, 2013, we had $7.0 million in LIBOR loans outstanding, $540,693 of revolving loans outstanding and $172,540 outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 53% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the six months ended September 30, 2013, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At September 30, 2013, we had no short-term insurance borrowings outstanding.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $937,759, or 8.1%, to $12,571,657 as of September 30, 2013, from $11,633,898 as of March 31, 2013.

We had checks drawn in advance of future deposits of $568,492 at September 30, 2013, compared with $2,098,165 at March 31, 2013. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Strategic Initiatives

Our Board of Directors and management have initiated a number of strategic actions to improve the Company’s performance.  Craig P. Coy joined the Company as Chief Executive Officer on January 3, 2012.  During the past year, we implemented strategic initiatives designed to further increase efficiencies across the organization and lower the overall cost structure.  Key elements of the Company’s on-going initiatives include:

•	The consolidation of our corporate offices to a single office which was completed on February 15, 2013, and the streamlining of our management structure to integrate all of our functions into a common platform and to deploy resources more efficiently.
•	The addition of Mr. Mark L. Sullivan, former Director of the United States Secret Service, to our Board of Directors which we expect will substantially increase our visibility in the security market.
•	Renewed focus on operational performance, including managing overtime, to improve our operating margins and service delivery capabilities.
•	The upgrade and renewal of the Company’s enterprise operating platform to improve business processes, enhance on-line management capabilities and provide improved management visibility into key performance metrics.
•	Strategic new hires in the finance, operations, and human resources departments to continue to bring needed talent into the Company.
•	An on-going process to expand our sales and marketing team with the hiring of additional sales executives and talent to maximize our marketing opportunities.
•	On-going reviews of our market position and product and service offerings to ensure that “best in breed” capabilities are brought to market.
•	A focused effort to pursue federal security opportunities, including in connection with the Company’s recently awarded General Services Administration (GSA) contract which enables the Company to respond to requests for proposals (RFP) and be awarded new business directly with U.S. Federal Government agencies.

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

Our gross profit margin during the six months ended September 30, 2013 and September 30, 2012 was 13.4% and 13.7% respectively. We expect our gross profit margin to average between 12.0% and 13.5% of revenue in fiscal 2014 based on current business conditions. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our ongoing cost reduction program is expected to reduce certain of our operating and general and administrative expenses. Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $51.3 million or 66% of our total revenues in the three months ended September 30, 2013. We rely on a single major transportation company for a significant portion of our security services revenues. During the quarter ended September 30, 2013, this customer represented approximately 24% of our total revenues. As previously announced, our contract with this customer was scheduled to expire on May 31, 2013. Also as previously disclosed, this customer commenced and invited us to participate in a competitive bidding process for the continued performance of these as well as additional services. In connection with this process, the Company agreed to a three-month extension of the existing contract and recently agreed to further extend the period of performance through November 30, 2013, if necessary. We cannot assure you that we will be able to retain all or a substantial portion of our services with this customer beyond the contract extension date. The loss of this customer or any material reduction in service would materially and adversely affect our business, financial condition and results of operations.

Our aviation services division generated approximately $26.8 million or 34% of our total revenues in the six months ended September 30, 2013. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was amended on November 6, 2012, as described above. As of the close of business on October 25, 2013, our total outstanding borrowings under the Credit Agreement were $7.0 million, our cash balances totaled $330,000 and our cash availability was approximately $10.5 million, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended September 30, 2013, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the six months ended September 30, 2013, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $53,000 over the remainder of our fiscal year ending March 31, 2014. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. There have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2014 ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 7 “Contingencies” to the Notes to Condensed Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2013.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 3.1 By-laws of Command Security Corporation, as amended September 19, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 25, 2013.)

**Exhibit 10.1 Nonqualified Stock Option Cancellation Agreement, dated August 27, 2013, between the Company and Barry I. Regenstein.

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

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 5, 2013	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

