Form 10-Q
period 2013-12-31
COMMAND SECURITY CORP
filed 2014-01-31
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The number of outstanding shares of the registrant’s common stock as of January 24, 2014 was 9,298,961.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income – three and nine months ended December 31, 2013 and 2012 (unaudited)	3

	Condensed Balance Sheets – December 31, 2013 (unaudited) and March 31, 2013	4

	Condensed Statements of Changes in Stockholders' Equity – nine months ended December 31, 2013 and 2012 (unaudited)	5

	Condensed Statements of Cash Flows – nine months ended December 31, 2013 and 2012 (unaudited)	6-7

	Notes to Condensed Financial Statements	8-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 6.	Exhibits	19

SIGNATURES		20

Exhibit 31.1	Certification of Craig P. Coy
Exhibit 31.2	Certification of N. Paul Brost
Exhibit 32.1	§1350 Certification of Craig P. Coy
Exhibit 32.2	§1350 Certification of N. Paul Brost

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Revenues	$40,439,437	$38,930,273	$118,548,024	$112,736,873

Cost of revenues	34,853,644	33,630,346	102,497,832	97,338,347

Gross profit	5,585,793	5,299,927	16,050,192	15,398,526

Operating expenses
General and administrative	4,285,709	4,480,192	13,073,478	13,226,058
Provision for doubtful accounts, net	171,250	74,434	318,985	221,448
	4,456,959	4,554,626	13,392,463	13,447,506

Operating income	1,128,834	745,301	2,657,729	1,951,020

Interest income	4	35	28	120
Interest expense	(38,118)	(36,688)	(139,043)	(99,149)
Equipment dispositions	-	-	(1,540)	7,203

Income before income taxes	1,090,720	708,648	2,517,174	1,859,194

Provision for income taxes	510,000	355,000	1,270,000	945,000

Net income	$580,720	$353,648	$1,247,174	$914,194

Net income per common share
Basic	$0.06	$0.04	$0.14	$0.10
Diluted	$0.06	$0.04	$0.13	$0.10

Weighted average number of common shares outstanding
Basic	9,263,606	9,475,702	9,178,912	9,602,899
Diluted	9,572,228	9,582,022	9,411,176	9,638,339

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION
CONDENSED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$1,364,069	$8,504
Accounts receivable, net of allowance for doubtful accounts of $1,020,044 and $772,022, respectively	28,734,819	28,460,654
Prepaid expenses	1,150,675	1,081,374
Other assets	2,813,897	2,851,398
Total current assets	34,063,460	32,401,930

Furniture and equipment at cost, net	538,198	669,533

Other assets:
Intangible assets, net	2,263,381	2,563,316
Restricted cash	83,116	83,088
Other assets	2,827,675	2,613,276
Total other assets	5,174,172	5,259,680

Total assets	$39,775,830	$38,331,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$469,894	$2,098,165
Short-term borrowings	8,815,952	8,482,331
Accounts payable	1,936,685	1,085,528
Accrued expenses and other liabilities	9,415,280	9,102,008
Total current liabilities	20,637,811	20,768,032

Insurance reserves	616,340	604,211
Total liabilities	21,254,151	21,372,243

Stockholders’ equity:
Preferred stock, Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,105	1,085
Treasury Stock	(2,885,579)	(2,885,579)
Additional paid-in capital	17,314,126	16,998,541
Accumulated earnings	4,092,027	2,844,853
Total stockholders’ equity	18,521,679	16,958,900

Total liabilities and stockholders’ equity	$39,775,830	$38,331,143

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings

Balance at March 31, 2012	$-	$1,074	$(1,788,505)	$16,668,518	$2,348,533

Common Stock Repurchased			(1,097,074)
Stock compensation cost				170,895
Net income					914,194

Balance at December 31, 2012	-	1,074	(2,885,579)	16,839,413	3,262,727

Options exercised		11		138,773
Stock compensation cost				20,355
Net loss					(417,874)

Balance at March 31, 2013	-	1,085	(2,885,579)	16,998,541	2,844,853

Options exercised, net		20		194,098
Stock compensation cost				121,487
Net income					1,247,174

Balance at December 31, 2013	$-	$1,105	$(2,885,579)	$17,314,126	$4,092,027

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31
	2013	2012
Cash flows from operating activities:
Net income	1,247,174	$914,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	515,424	503,425
Provision for doubtful accounts, net	318,985	102,356
Rent expense	144,863	-
(Gain)/loss on asset dispositions	1,540	(7,203)
Stock based compensation costs	121,487	170,895
Insurance reserves	12,129	512,657
Deferred income taxes	(109,306)	(464,738)
Restricted cash	(28)	(65)
(Increase) decrease in receivables, prepaid expenses and other current assets	288,048	(3,205,665)
Increase in accounts payable and other current liabilities	1,019,566	2,478,881
Net cash provided by operating activities	3,559,882	1,004,737

Cash flows from investing activities:
Purchases of equipment	(85,694)	(367,209)
Collections on other receivables	-	258,681
Return of escrow funds related to prior business acqusition	-	398,946
Proceeds from equipment dispositions	-	8,415
Net cash provided by (used in) investing activities	(85,694)	298,833

Cash flows from financing activities:
Net repayments on short-term borrowings	(684,470)	(995,442)
Decrease in checks issued in advance of deposits	(1,628,271)	(377,319)
Repurchase and retirement of shares	-	(1,097,074)
Proceeds from option exercises	194,118	-
Net cash used in financing activities	(2,118,623)	(2,469,835)

Net change in cash and cash equivalents	1,355,565	(1,166,265)

Cash and cash equivalents, beginning of period	8,504	1,175,809

Cash and cash equivalents, end of period	$1,364,069	$9,544

See accompanying notes to condensed financial statements

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:	2013	2012

Interest	$143,107	$97,673
Income taxes	1,244,370	774,550

Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company may obtain short-term premium financing to assist with meeting its annual property and casualty insurance needs. For the nine months ended December 31, 2013 and 2012, $1,018,091 and $998,770, respectively, was financed for this purpose. These insurance premium financings have been excluded from the condensed statements of cash flows presented.

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

The condensed financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for any period after the date hereof, including for the fiscal year ending March 31, 2014, or for any other subsequent period. In the opinion of our management, the accompanying condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report. All such adjustments are of a normal recurring nature.

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

As of December 31, 2013, the interest rate was 2.0% for LIBOR loans and revolving loans. At December 31, 2013, we had $1.4 million of cash on hand. We also had $8.0 million in LIBOR loans outstanding and $199,223 outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 50% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the nine months ended December 31, 2013, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At December 31, 2013, we had $815,951 of short-term insurance borrowings outstanding.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.	Other Assets:

	December 31,	March 31,
	2013	2013

Workers' compensation insurance	$2,007,499	$1,973,129
Other receivables	6,000	8,912
Security deposits	239,209	203,075
Deferred tax asset	3,388,864	3,279,558

	5,641,572	5,464,674
Current Portion	(2,813,897)	(2,851,398)

Total non-current portion	$2,827,675	$2,613,276

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

4.	Accrued Expenses and Other Liabilities:

	December 31,	March 31,
	2013	2013

Payroll and related expenses	$7,625,491	$6,875,575
Taxes and fees payable	989,808	825,933
Accrued interest payable	5,333	9,396
Other	794,648	1,391,104

Total	$9,415,280	$9,102,008

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $796,107 and $753,633 for the three months ended December 31, 2013 and 2012; and $2,313,595 and $2,178,737 for the nine months ended December 31, 2013 and 2012, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and nine months ended December 31, 2013 and 2012.

7.	Contingencies:

The nature of our business is such that there is a significant volume of routine claims and lawsuits that are made against us, the vast majority of which never lead to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability that we face, relating to these matters. Some of the claims brought against us could result in significant payments; however, the exposure to us under general liability non-aviation related operations is limited to the first $25,000 per occurrence, $50,000 for airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and that require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include allowances for doubtful accounts, depreciation and amortization, income tax assets and insurance reserves. Estimates are based on historical experience, where applicable, or other assumptions that management believes are reasonable under the circumstances. We have identified the policies described below as our critical accounting policies. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

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

We recognize the effect of income tax positions only if those positions will more likely than not be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of December 31, 2013 and 2012.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $121,487 and $170,895 for stock based compensation have been recorded for the nine months ended December 31, 2013 and 2012, respectively.

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

Results of Operations

Revenues

Our revenues increased by $1,509,164, or 3.9% to $40,439,437 for the three months ended December 31, 2013 from $38,930,273 in the corresponding period of the prior year. The increase in revenues for the three months ended December 31, 2013 was due mainly to: (i) expansion of services provided under a contract with a major transportation company of approximately $450,000; (ii) the addition of new revenues from New York based medical care facilities of approximately $1.2 million; and (iii) expansion of aviation services with existing customers related to temporary construction related security services of approximately $525,000 at both New York LaGuardia and Los Angeles LAX airports. These increases were partly offset by a $250,000 net reduction in revenues with airline customers at New York JFK, LaGuardia and Los Angeles LAX airports.

Our revenues increased by $5,811,151, or 5.2%, to $118,548,024 for the nine months ended December 31, 2013 from $112,736,873 in the corresponding period of the prior year. The increase in revenues for the nine months ended December 31, 2013 was due mainly to: (i) expansion of services provided under a contract with a major transportation company of approximately $1.6 million; (ii) the addition of new revenues from New York based medical care facilities of approximately $2.6 million; (iii) expansion of aviation services with existing customers related to temporary construction related security services of approximately $1.8 million at both New York LaGuardia and Los Angeles LAX airports; and (iv) a net increase of approximately $250,000 in aviation related services with several domestic and international airlines operating primarily at New York LaGuardia and Los Angeles LAX airports, partly offset by net reductions in security services revenues with several industrial, commercial and financial services businesses.

Gross Profit

Our gross profit increased $285,866, or 5.4%, to $5,585,793 (13.8% of revenues) for the three months ended December 31, 2013, from $5,299,927 (13.6% of revenues) in the corresponding period of the prior year. The increase in gross profit was due mainly to the overall increase in revenues and lower general liability self-insurance costs partly offset by increases in direct labor costs.

Our gross profit increased $651,666, or 4.2%, to $16,050,192 (13.5% of revenues) for the nine months ended December 31, 2013, from $15,398,526 (13.7% of revenues) in the corresponding period of the prior year. The increase was due mainly to the overall increase in revenues and lower general liability self-insurance costs partly offset by the impact of competitive pricing pressures.

General and Administrative Expenses

Our general and administrative expenses decreased by $194,483, or 4.3%, to $4,285,709 (10.6% of revenues) for the three months ended December 31, 2013, from $4,480,192 (11.5% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the three months ended December 31, 2013 was due mainly to: the absence of approximately $315,000 of relocation and restructure costs incurred in the corresponding period of the prior year and an approximate $150,000 decrease in other legal costs including employment related claims settlements partly offset by increased consulting costs, temporary labor expenses and information systems related costs.

Our general and administrative expenses decreased by $152,580, or 1.2%, to $13,073,478 (11.0% of revenues) for the nine months ended December 31, 2013, from $13,226,058 (11.7% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the nine months ended December 31, 2013 was due mainly to the absence of approximately $1,060,000 of relocation and restructuring costs recorded during the nine months ended December 31, 2012, offset by: (i) an approximate $300,000 increase in legal defense costs incurred in connection with legal matters related to on-going suits filed against the Company by the Service Employees International Union (SEIU) and Service Employees Health and Welfare Trust Fund; (ii) an approximate $165,000 increase in other legal costs including employment related claims settlements; and (iii) increased consulting costs, temporary labor, recruiting fees and information systems related costs.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $96,816 and $97,537 for the three and nine months ended December 31, 2013, respectively.

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

Interest Income

Interest income for the three and nine months ended December 31, 2013 represents interest earned on cash balances.

Interest Expense

Interest expense increased by $1,430, or 3.9%, to $38,118 for the three months ended December 31, 2013, from $36,688 in the corresponding period of the prior year. The increase in interest expense for the three months ended December 31, 2013 was due primarily to higher average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Interest expense increased by $39,894, or 40.2%, to $139,043 for the nine months ended December 31, 2013, from $99,149 in the corresponding period of the prior year. The increase in interest expense for the nine months ended December 31, 2013 was due primarily to higher average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Asset Dispositions

Asset dispositions result primarily from the sale of vehicles, office equipment and security equipment in the ordinary course of business at prices above or below book value.

The gains and losses on asset dispositions for the nine months ended December 31, 2013 and 2012 were primarily due to the disposition of transportation equipment.

Provision for income taxes

The provision for income taxes increased by $155,000 and $325,000 for the three and nine months ended December 31, 2013, respectively, compared with the corresponding periods of the prior year due mainly to the increase in pre-tax earnings.

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

As of December 31, 2013, the interest rate was 2.0% for LIBOR loans and revolving loans. At December 31, 2013, we had $1.4 million of cash on hand. We also had $8.0 million in LIBOR loans outstanding and $199,223 outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 50% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the nine months ended December 31, 2013, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At December 31, 2013, we had $815,951 of short-term insurance borrowings outstanding.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $1,791,751, or 15.4%, to $13,425,649 as of December 31, 2013, from $11,633,898 as of March 31, 2013.

We had checks drawn in advance of future deposits of $469,894 at December 31, 2013, compared with $2,098,165 at March 31, 2013. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Strategic Initiatives

The Board of Directors and management have initiated a number of strategic actions since Craig P. Coy, our Chief Executive Officer, joined the Company in January 2012. These actions have strengthened the Company’s competitive capabilities and organizational effectiveness. The consolidation of the corporate office, completed in February 2013, has significantly improved the coordination and integration of the Company’s functional activities. Also, the addition of Mr. Mark L. Sullivan, former Director of the U.S. Secret Service, to our Board of Directors has broadened the Company’s insights across the Homeland Security marketplace. In addition, the Company’s continuing initiatives include:

•	The upgrade and renewal of the Company’s enterprise operating platform, which is well underway with improvements to our administrative and operational processes being realized;

•	The evaluation of opportunities following the award of the General Services Administration (GSA) contract, which was completed in September 2013, and;

•	Ongoing reviews of our market position and product and service offerings including growth opportunities.

These and other strategic initiatives may result in future costs related to severance and other employee-related matters, litigation risks and expenses and other costs. At this time we are unable to determine the scope of these potential costs.

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

Our gross profit margin during the nine months ended December 31, 2013 and December 31, 2012 was 13.5% and 13.7% respectively. We expect our gross profit margin to average between 12.5% and 13.5% of revenue in fiscal 2014 based on current business conditions. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our ongoing cost reduction program is expected to reduce certain of our operating and general and administrative expenses. Additional cost reduction opportunities are being identified and will be pursued as they are determined.

Our security services division generated approximately $78.3 million, or 66% of our total revenues, in the nine months ended December 31, 2013. We rely on a single major transportation company for a significant portion of our security services revenues. During the quarter ended December 31, 2013, this customer represented approximately 25% of our total revenues. As previously announced, our contracts with this customer were scheduled to expire on May 31, 2013, and this customer commenced and invited us to participate in a competitive bidding process for the continued performance of these as well as additional services. In connection with this process, the Company agreed to extensions of the existing contracts and recently agreed to further extend the period of performance through February 28, 2014, if necessary. Also, on November 18, 2013, we announced, that this customer had awarded the Company a five year follow-on contract for the continuation of security services in the Eastern Region of the United States. We cannot assure you that we will be able to retain all or a substantial portion of our services with this customer beyond the contract extension date. A material reduction in service to this customer would materially and adversely affect our business, financial condition and results of operations.

Our aviation services division generated approximately $40.2 million, or 34% of our total revenues, in the nine months ended December 31, 2013. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was amended on November 6, 2012, as described above. As of the close of business on January 24, 2014, our total outstanding borrowings under the Credit Agreement were $8.0 million, our cash balances totaled $803,000 and we had $8.0 million of remaining availability under the Credit Agreement, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended December 31, 2013, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the nine months ended December 31, 2013, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by $21,000 over the remainder of our fiscal year ending March 31, 2014. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013. There have been no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2014 ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMAND SECURITY CORPORATION

Date: January 31, 2014	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

