Form 10-K
period 2014-03-31
COMMAND SECURITY CORP
filed 2014-06-16
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $9,845,323 as of September 30, 2013. The closing price of the registrant’s common stock on September 30, 2013, as reported on the NYSE MKT, was $1.46 per share.

In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 9,505,305 outstanding shares of the registrant’s common stock as of June 6, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 5, 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Parts II and III hereof from the registrant’s definitive proxy statement relating to the registrant’s 2014 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the close of the registrant’s fiscal year ended March 31, 2014.

Command Security Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2014

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

Command Security provides security services to governmental, quasi-governmental and financial institutions, healthcare facilities, colleges and universities, residential communities, commercial real estate, industrial, distribution, logistics and retail customers. Our security services include providing armed and unarmed uniformed security personnel for access control, loss prevention, mobile patrols, traffic control, security console/system operators and fire safety directors, as well as providing personnel for reception, concierge and front desk/doorman operations. The security services division generated approximately $97.4 million, or 62% of our total revenues for the fiscal year ended March 31, 2014.

Aviation Safeguards provides aviation security and passenger assistance services to more than 100 domestic and international airlines, airports, airport authorities and the general aviation community at approximately twenty international airports and five regional airports. Our aviation security division provides a variety of uniformed services for domestic and international air carriers, including security for airlines, aircraft, passengers and cargo, baggage screening, wheelchair escort services featuring the Company’s proprietary SmartTracker TM SmartWheel TM technology, special escort services and skycap services. The aviation services division generated approximately $59.4 million, or 38% of our total revenues for the fiscal year ended March 31, 2014.

In March 2014, the Company made a 20% minority investment in Ocean Protection Services (OPS) LLC, a Delaware limited liability company formed in February 2014. Ocean Protection Services LLC owns 100% of Ocean Protection Services, Ltd., a UK based company specializing in maritime security, risk management and risk analysis. The Company purchased 2,000 Class A Common Units of Ocean Protection Services LLC for a purchase price of $2.125 million and funded the purchase price through borrowings under the Company’s existing line of credit. In connection with the investment, the Company may acquire additional ownership interest in Ocean Protection Services LLC in the future.

The investment in OPS is an important strategic step for the Company and allows us the opportunity to expand our service and product offerings into a new and emerging market that offers growth and the potential for margins in excess of what the company has historically achieved while also providing an entry into another important segment of the security services industry.  By acquiring this 20% interest in OPS, we are able to learn and contribute while evaluating whether to pursue further investment.  The maritime security market also provides the Company excellent visibility into potential international opportunities which may allow the Company to leverage our core domestic experience and knowledge in coordination with our OPS partners.  Further, the Company’s significant customer base and market awareness offers another avenue for OPS to potentially explore with critical infrastructure opportunities in the U.S. market.

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

To better integrate and manage our business, our operations are divided into General Security and Aviation Services divisions. Each of these divisions is managed by a vice president/general manager who is responsible for developing and executing our business plan based on the demand, needs and competition in each of our specific markets. The division vice presidents are assisted by district managers who are responsible for local implementation of policies and procedures. While each divisional business plan is based on our overall corporate strategy, the primary mission of our divisional vice presidents is to staff, train and deploy their teams to provide the necessary physical security and customer service solutions in a responsive fashion consistent with customer service expectations. They also are expected to manage the growth and profitability of their division’s operations. We have approximately 34 offices and operate directly or through subcontractors throughout the United States, including in Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Hawaii, Idaho, Illinois, Indiana, Maine, Maryland, Massachusetts, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin and Wyoming. We frequently establish offices close to our customers and delegate responsibility to our local managers to satisfy customer expectations. Our managers maintain ongoing relationships and contact with our customers in order to promptly and effectively anticipate and respond to the needs of customers and security officers. Our managers play an important role in maintaining service quality and assisting with sales and marketing efforts. Our sales and marketing efforts focus on customers located primarily in urban centers and other concentrated business districts in major metropolitan areas and select suburban areas with a high density of businesses.

We generally render our security services pursuant to a standard form security services agreement that specifies the personnel and/or equipment to be provided by us at one or more designated locations and the applicable payment rates, which typically are hourly rates per person. Our rates vary depending on whether our services are provided during normal business hours, overtime or during holidays, as well as the length of time for which we are being engaged. Our security services incorporate certain management functions, including threat assessments, personnel scheduling, compensation, outfitting, equipment, training and supervision. These security services agreements also provide our customers with flexibility by permitting reductions or expansions of the security force on relatively short notice by our customers. We are responsible for preventing the interruption of security services as a consequence of illness, vacations or resignations of our security officers.

To determine whether adequate security requirements have been established prior to commencing service for a customer, we conduct a threat assessment of the customer's site and prepare recommended changes to existing customer security programs or services. While we prepare site assessments and issue recommendations, the security plan and coverage levels are ultimately determined by our customers.

We are increasingly dependent on information technology networks and systems to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for electronic communications among our locations across the country and between our personnel and our customers and suppliers. Based on the level of contracted services, we use sophisticated electronic security and access control equipment, including computerized systems, video surveillance equipment and electronic accountability technology to monitor and log security officer patrols and generate user-friendly reports for customer and internal use.

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

We are committed to providing staff that not only meet all state and federal requirements for training, but also our own rigorous standards in specialized areas including: terrorism response, CPR, first-aid, fire safety, crowd and riot control, media interaction, public relations, crisis management and emergency situations. Additionally, we provide our employees with site-specific training to meet the needs of individual industries, facilities and customers.

We are an equal opportunity employer and make all employment-related decisions without regard to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation.

Significant Customers

For the fiscal year ended March 31, 2014, we generated revenues of approximately $38.5 million from services we provided to a major transportation company, which represented approximately 25% of our total revenues during such period. As was announced by the Company on March 19, 2014, the Company was notified that it will not be awarded the follow-on contract for the Western Region of this major transportation company. The existing contract for the Western Region will expire on May 31, 2014. Annual revenues under the Western Region contract for the year ended March 31, 2014, were approximately $20.4 million or 13% of total revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing.”

See “Notes to Financial Statements—Note 11 Concentrations of Credit Risk and Significant Customer.”

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

We believe that a customer’s selection of a company to provide security services is based primarily on price, quality of services provided, scope of services performed, name recognition, recruiting, training, the extent and quality of security officer supervision and the ability to handle multiple worksites on a nationwide basis. It has become more common for our customers to select security service providers through competitive bid processes intended to procure quality services at lower prices. Some of our competitors may be willing to provide services at lower prices, accept a lower profit margin, or expend more capital in order to obtain or retain business. As we have expanded our operations, we have had to compete more frequently against larger national companies, such as Securitas North America, G4S Secure Solutions (USA), AlliedBarton Security and Guardsmark, LLC, all which have substantially greater financial and other resources, personnel and facilities than us. These competitors also offer a range of security and investigative services that are at least as extensive as, and directly competitive with, the services that we offer. In addition, we compete with many regional and local organizations that offer substantially all of the services that we offer to our customers and that may have better knowledge of the local conditions in their regions and increased local visibility, which may provide such companies with a competitive edge. Our management believes that we have been able to successfully compete on the basis of the quality of our services, our professional relationships and our reputation. Particularly with respect to certain of our markets, management believes we enjoy a favorable competitive position because of our emphasis on responsive customer service, supervision and training. However, we cannot assure you that we will be able to continue to effectively compete with other companies, particularly those having greater financial and other resources, personnel and facilities. See “Risk Factors—Competition.”

Government Regulation

We are subject to a large number of city, county and state firearm, occupational licensing laws and regulations and prevailing wage requirements that apply to many of our employees including security officers and private investigators. In addition, many states have laws requiring training and registration of security officers, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond, surety or insurance standards. As required, we are licensed to provide private security services in each of the states in which we do business. We may incur penalties and fines as the result of our failure to comply with these laws and regulations including licensing irregularities or the misconduct of one of our security officers from time to time in the ordinary course of our business. However, our management believes we are in material compliance with all applicable laws and regulations. See “Risk Factors—Regulation.”

Employees

Our business is labor intensive and is consequently affected by the availability of qualified personnel and the cost of labor. Although the security services industry is characterized by high turnover, we have not experienced any material difficulty in hiring qualified security officers. In some cases, when labor has been in short supply, we have been required to pay higher wages and/or incur overtime charges. We have approximately 5,300 total employees, including 3,800 full-time employees, the majority of whom are hourly service workers, and approximately 264 of whom serve as managers, administrative employees and executives in our 34 offices nationwide.

Approximately 88% of our employees do not belong to a labor union. The balance of our employees are members of labor unions including, in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International and LaGuardia airports. Our unionized employees work under collective bargaining agreements with the following unions: Allied International Union, Allied Services Division of the Transportation Communications International Union and Special & Superior Officers Benevolent Association. Many of our competitors’ employees in New York City are also unionized. In the past, our employees at Los Angeles International Airport worked under a collective bargaining agreement with a local uncertified union. On December 30, 2011, we terminated that collective bargaining agreement in accordance with the majority vote of the subject employees.  The union has attempted to overturn the termination before the National Mediation Board and to date such efforts have been unsuccessful.  Our relations with our employees are satisfactory, and we have not experienced any work stoppages as a result of labor disputes.

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

Loss of Customers

Our success depends in part upon retaining our large security and aviation services customers. See “Business—Significant Customers.” In general, security services companies such as ours face the risk of losing customers as a result of the expiration or termination of a contract, or as a result of a merger or acquisition or business failure involving our large customers, or the selection by such customers of another provider of security services. We generate a significant portion of our revenues from large security services and airline customers, some of which have in the past and may in the future experience substantial financial difficulties. We cannot assure you that we will be able to retain all or a substantial portion of our long-term or significant customers or develop relationships with new significant customers in the future.

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

Significant Customers

We rely on a major transportation company for a significant portion of our revenues. During Fiscal year 2014, this customer represented approximately 25% of our total revenues. As announced by the Company on March 19, 2014, the Company was notified that it will not be awarded the follow-on contract for the Western Region of this major transportation company and the existing contract for the Western Region will expire on May 31, 2014. Annual revenues under the Western Region contract for the year ended March 31, 2014, were $20.4 million or 13% of total revenues. There is no assurance that we will not lose additional contracts with this or other significant customers in the future, the loss of which may have a material adverse effect on our business, results of operations and financial condition.

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

We Hold a Minority Equity Investment in Ocean Protection Services LLC

We currently have a twenty percent minority interest in Ocean Protection Services (OPS) LLC, a Delaware limited liability company. Although we are able to exercise some influence over OPS, we do not control OPS and therefore do not have the ability to direct OPS’s business plan, assure quality control, or set the timing and pace of development. OPS is controlled by our partners, whose interests may not be aligned with ours or who may not share our goals for the business. Should we disagree with their direction for OPS, we may not have the ability to change the course of OPS’s business.

We are Subject to Risks Associated With our Foreign Investment.

Ocean Protection Services, Ltd., the operating company of OPS, is located in the United Kingdom. As a result, OPS is subject to the risks inherent in doing business in the global market. These risks include, but are not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with labor laws and other foreign governmental laws and regulations, natural disasters, acts of war and terrorism, and other external factors over which we have no control. Because we hold a minority interest in OPS, we do not have complete oversight of its foreign operations and any deviation therein from our standard of services could draw negative publicity for us and our brand.

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

The Cost and Exposure of Being a Public Company is Proportionately High for Small Companies like us and May Put us at a Competitive Disadvantage.

The rules and regulations promulgated by the Securities and Exchange Commission increase the scope, complexity, and cost of our corporate governance, reporting and disclosure practices. The necessary compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, are proportionately higher for a company of our size. Additionally, the disclosures we make can represent a significant proportion of our business and such disclosure can put us at a competitive disadvantage to our competitors who do not make comparable disclosures.

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

Collection of Accounts Receivable

We extend credit to our customers primarily through the use of weekly or monthly billings generally due within 30 to 45 days of the invoice date. The aviation industry in general poses a high degree of customer credit risk. Any default in the payment of accounts receivable by one or more of our significant customers due to bankruptcy or otherwise could have a material adverse impact on our liquidity, results of operations and financial condition. See “Notes to Financial Statements—Note 11 Concentrations of Credit Risk and Significant Customer.”

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

Concentration of Stock Ownership

Although none of our directors and officers has any agreement relating to the manner in which they will vote their shares of our common stock, such parties together beneficially own shares representing approximately 34% of the outstanding common stock. Further, as of March 31, 2014, based on public filings, there are two other shareholders that combined own 21% of the Company’s outstanding shares. The concentration of ownership among these shareholders could give them the power to influence the outcome of substantially all matters subject to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. Such decisions may conflict with the interests of our other shareholders. This beneficial ownership and potential effective control on all matters relating to our business and operations could eliminate the possibility of other shareholders obtaining the necessary shareholder vote to affect any change in the course of our business if they disagree with these significant shareholders.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. Provisions of this law have become and will become effective at various dates over the next several years and many of the regulations and guidance for the law have not been implemented. The changes required by this legislation could cause us to incur additional healthcare and other costs. The costs of these provisions are expected to be funded by a variety of taxes and fees. Some of the taxes and fees, as well as certain health care changes required by these acts, are expected to result, directly or indirectly, in increased health care costs for us. It remains difficult to predict the cost impact of health care reform and at this time, we cannot quantify the extent of any long-term impact from the legislation or any potential changes to the legislation. There is no assurance that we will be able to absorb and/or pass through the costs of complying with such legislation in a manner that will not adversely impact our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of March 31, 2014, we did not own any real property. We occupy executive offices at 512 Herndon Parkway, Herndon, VA 20170, consisting of approximately 11,000 square feet. We also lease office space at the following locations under long-term operating or short-term month-to-month leases:

Location

668 N. 44th Street #300 Phoenix, AZ	409 Camino Del Rio South Suite 100 San Diego, CA

733-737 Ames Avenue Milpitas, CA	100 Wells Street #2AB Hartford, CT

8929 South Sepulveda Boulevard Suite 300 Los Angeles, CA	3333 South Congress Avenue Delray Beach, FL

Los Angeles World Airports Terminal 2 & Tom Bradley International Terminal Los Angeles, CA	Suite 208 Wilson Building 3511 Silverside Road, Concord Plaza Wilmington, DE

80-02 Kew Gardens Road Suite 401 Kew Gardens, NY 11415	40 Richards Avenue 3 rd Floor Norwalk CT

5775 Blue Lagoon Drive Suite 310 Miami, FL	Seattle-Tacoma Int’l. Airport 17801 International Boulevard Main Terminal Building Room MT3469B Seattle, WA

9730 South Western Avenue Evergreen Plaza Shopping Center Suite 640 Evergreen Park, IL	JFK International Airport 175-01 Rockaway Boulevard Jamaica, NY

1985 Main Street Springfield, MA	17 Battery Place Suite 223 New York, NY

780 Elkridge Landing Road Suite 220 Linthicum Heights, MD	388 Westchester Avenue Port Chester, NY

500 Forest Avenue 2nd Floor Portland, ME	265 Sunrise Highway Suites 32 & 33 Rockville Centre, NY (No longer used after corporate office consolidation)

1280 Route 46 3rd Floor Parsippany, NJ (No longer used after corporate office consolidation)	21 Cummings Park Suite 224 Woburn, MA

1767 Morris Avenue Suite 101, First Floor Union, NJ	10121 SE Sunnyside Road Suite 300 Clackamas, OR

14900 Interurban Avenue Suite 280 S. Seattle, WA 98168	Two International Plaza Suite 242 Philadelphia, PA

52 Oswego Street Baldwinsville, NY	Pittsburgh International Airport 1000 Airport Boulevard Ticketing Level of the Landside Terminal Building Pittsburgh, PA

2144 Doubleday Avenue Ballston Spa, NY	669 Elmwood Avenue Suite B-4 Providence, RI

1458 Main Street Buffalo, NY	8500 North Mopac Expressway Suite 810 Austin, TX

LaGuardia Airport United Hangar #2 Rooms 328 & 329 Flushing, NY

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

In July 2012, the Service Employee International Union (SEIU) filed a suit in U.S. District Court – Northern District Court against the Company seeking the restoration of the collective bargaining agreement between SEIU and the Company following a majority vote of Aviation Safeguards employees in December 2011 to withdraw recognition of the union. On February 20, 2014, the U.S. District Court, Central District of California, ruled in favor of the Company and granted our motion for summary judgment in full, denied the plantiffs’ motion for summary judgment and terminated the case. The plaintiffs have filed their Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on March 18, 2014. A related lawsuit was filed on July 6, 2012 by the California Service Employees Health and Welfare Trust Fund in U.S. District Court Northern District Court seeking to maintain the payment of monthly health insurance contributions which were stopped by the Company following the termination of the collective bargaining agreement. The Company is conducting a vigorous defense of both cases.

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

Last Sales Price Period (1)	Common stock market price
	Low	High
2014
First Quarter	$1.42	$1.85
Second Quarter	1.33	1.55
Third Quarter	1.40	2.60
Fourth Quarter	1.77	2.31

2013
First Quarter	$0.99	$1.40
Second Quarter	1.02	1.25
Third Quarter	1.21	1.90
Fourth Quarter	1.48	2.59

(1) Reflects fiscal years ended March 31, 2014 and 2013 as indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and may not represent actual transactions. The past performance of our common stock is not necessarily indicative of the price at which it may trade in the future.

As of June 6, 2014 there were approximately 900 holders of our common stock.

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

Common Stock Repurchases

On December 8, 2011, the Company’s Board of Directors authorized a stock repurchase program that initially allowed us to repurchase up to $2,000,000 of our common stock on the open market. In November 2012, the Company’s Board of Directors authorized an increase of up to $4,000,000 of our common stock to be repurchased. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par being charged against additional paid-in capital. The program does not have a prescribed expiration date. See “Notes to Financial Statements—Note 17 Issuer Purchases of Equity Securities.” No shares were purchased during the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2013, we repurchased shares of our common stock having a value of $1,083,520 pursuant to active share repurchase programs.

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

Minority Investment in Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPS. The Company’s proportionate share of net income for the approximate two week period ended March 31, 2014 was not material and has not been reflected in the Company’s financial statements for the period ended March 31, 2014. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value.

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

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $152,362 and $191,250 for stock based compensation have been recorded for the fiscal years ended March 31, 2014 and 2013, respectively.

OVERVIEW

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through approximately 34 offices throughout the United States. In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

RESULTS OF OPERATIONS

Revenues

Our revenues increased by $6,491,550, or 4.3%, to $156,710,517 for the fiscal year ended March 31, 2014, from $150,218,967 in the prior year. The increase in revenues for the fiscal year ended March 31, 2014 was mainly due to: (i) expansion of services provided under a contract with a major transportation company of approximately $1.9 million; (ii) the addition of new revenues from New York based medical care facilities of approximately $3.7 million; and (iii) expansion of aviation services with existing customers related to temporary construction related security services of approximately $1.9 million at both LaGuardia and Los Angeles LAX airports; and (iv) partially offset by a net decrease of approximately $1.0 million in aviation related services with several domestic and international airlines operating primarily at Dallas Ft. Worth DFW, New York’s LaGuardia and JFK airports, and Los Angeles LAX airport.

Gross Profit

Our gross profit for the fiscal year ended March 31, 2014 increased by $613,442 to $20,859,628, (13.3% of revenues), from $20,246,186, (13.5% of revenues), for fiscal 2013. The increase in gross profit for the year ended March 31, 2014, was almost entirely attributable to the increase in revenues as noted above.

We have an insurance policy covering workers’ compensation claims in states in which we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $3,049,154 and $2,903,270 for the fiscal years ended March 31, 2014 and 2013, respectively.

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

General and Administrative Expenses

Our general and administrative expenses for the fiscal year ended March 31, 2014 decreased by $324,349 to $17,863,068 (11.4% of revenues) from $18,187,417 (12.1% of revenues) in fiscal 2013. The decrease in general and administrative expenses for the twelve months ended March 31, 2014 was due mainly to the absence of approximately $1.9 million of relocation and restructuring costs recorded during the twelve months ended March 31, 2013, offset by: (i) an approximate $300,000 increase in legal defense costs incurred in connection with legal matters related to on-going suits filed against the Company by the Service Employees International Union (SEIU) and Service Employees Health and Welfare Trust Fund; (ii) an approximate $345,000 increase in other legal costs including employment related claims settlements; (iii) an approximate $300,000 increase in rent and other facility costs; and (iv) an approximate $300,000 increase in consulting and temporary labor costs; and recruiting fees and information systems related costs.

The relocation and restructuring fees incurred in the prior fiscal year primarily included employee severance costs, duplicate personnel costs, duplicate facility costs and other expenses incurred in connection with the relocation and consolidation of our corporate headquarters to Herndon, Virginia. The relocation was completed in February 2013.

Provision for Doubtful Accounts

The provision for doubtful accounts, net of recoveries, for the fiscal years ended March 31, 2014 and March 31, 2013 was $374,754 and $389,616, respectively. Bad debt recoveries were $17,869 and $15,938, respectively.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the fiscal year ended March 31, 2014 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Income

Interest income was comparable for the fiscal years ended March 31, 2014 and 2013, and principally represents interest earned on cash balances.

Interest Expense

Interest expense for the fiscal year ended March 31, 2014 increased by $76,170 to $215,551 from $139,381 in fiscal 2013.  The increase in interest expense was due to higher average outstanding borrowings under our credit agreement with Wells Fargo as described below, and interest payments in connection with certain tax filings.

Provision for Income Taxes

The Company’s effective income tax rate decreased by 13.9% to 53.9% for the fiscal year ended March 31, 2014 from 67.8% reported for fiscal 2013. Pretax income increased by $867,426 to $2,404,746 in the fiscal year ended March 31, 2014 from $1,537,320 in fiscal 2013.

The provision for income taxes increased by $254,000 to $1,295,000 for the fiscal year ended March 31, 2014 from $1,041,000 in fiscal 2013 primarily as a result of the aforementioned increase in pretax income and a deferred tax charge of approximately $260,000 for related to expired stock options. The remaining increase is related to non-deductible expenses and other adjustments.

Earnings

Our net income for the fiscal years ended March 31, 2014 and 2013 was $1,109,746 and $496,320, respectively. The increase in net income was primarily related to the aforementioned increase in revenues and the decrease in general and administrative costs partly offset by increased interest costs and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2014, we paid employees on a bi-weekly basis while customers pay for services generally within 60 days from the invoice date.  We maintain a commercial revolving loan arrangement, currently with Wells Fargo Bank, National Association (“Wells Fargo”).  We fund our payroll and operations primarily through borrowings under our $20.0 million credit facility with Wells Fargo (as amended, the “Credit Agreement”), described below under “—Wells Fargo Revolving Credit Facility.”

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

Wells Fargo Revolving Credit Facility

On February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo.  This Credit Agreement matures in October 2016, and contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

As of March 31, 2014 and 2013, we had $10.0 million and $6.5 million, respectively, in LIBOR loans outstanding. At March 31, 2014 no revolving loans were outstanding and at March 31, 2013 we had $1,480,555 of revolving loans outstanding. At March 31, 2014 and March 31, 2013, we had $199,223 and $172,540, respectively, of letters of credit outstanding under the letter of credit sub-line under the Credit Agreement. Total borrowings and letters of credit outstanding at March 31, 2014 and 2013, represented approximately 78% and 50% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such dates, respectively.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the fiscal year ended March 31, 2014, we were in compliance with all covenants under the Credit Agreement.  See “Notes to Financial Statements—Note 8 Borrowings.”

Other Borrowings

We may obtain short-term financing to meet our annual property and casualty insurance needs.  For the fiscal years ended March 31, 2014 and 2013, $1,018,000 and $998,770, respectively, was borrowed for this purpose at annual interest rates of 2.185% and 2.3% respectively.  At March 31, 2014 and 2013, we had $511,360 and $501,776, respectively, of short-term insurance borrowings outstanding.  Such borrowings are collateralized by unearned premiums and dividends which may become payable under our insurance policies. We have no additional lines of credit other than as described above.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2014 and 2013:

	2014	2013
Net cash provided by (used in) operating activities	5,004,982	(2,210,177)
Net cash provided by (used in) investing activities	(2,210,694)	134,482
Net cash provided by financing activities	667,635	908,390

Investments and Capital Expenditures

We have no material commitments for investments and capital expenditures at this time.

Financing

The Company uses borrowings under its Credit Agreement to meet its working capital needs and may obtain short-term financing to meet its insurance needs.  See “Wells Fargo Credit Facility” and “—Other Borrowings” above.

Working Capital

Our working capital increased by $199,056, or 1.7%, to $11,832,954 as of March 31, 2014, from $11,633,898 as of March 31, 2013.

There were checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1,219,909 as of March 31, 2014, compared with $2,098,165 at March 31, 2013.  Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

OUTLOOK

Strategic Initiatives

Our Board of Directors and management have initiated a number of strategic actions to improve the Company’s performance.  Craig P. Coy joined the Company as Chief Executive Officer on January 3, 2012.  During the past two years, we have identified and implemented strategic initiatives designed to further increase efficiencies across the organization and lower the overall cost structure.  Key elements of the Company’s on-going initiatives include:

•	The consolidation of our corporate offices to a single office and streamlining of our management structure to integrate all of our functions into a common platform and deploy resources more efficiently was completed on February 15, 2013.
•	Renewed focus on operational performance, including managing overtime, to improve our operating margins and service delivery capabilities.
•	The upgrade and renewal of the Company’s enterprise operating platform to improve business processes enhance on-line management capabilities and provide improved management visibility into key performance metrics.
•	Strategic new hires in the finance, operations, and human resources departments to continue to bring needed talent into the Company.
•	An on-going process to expand our sales and marketing team with the hiring of additional sales executives and talent to maximize our marketing opportunities.
•	On-going reviews of our market position and product and service offerings so as to provide “best in class” capabilities are brought to market.

An important part of our strategic plan includes identifying strengths and challenges in our current capabilities and market concentration and re-focusing our strategic efforts on customers, capabilities and markets that provide opportunity for optimal growth.  We seek to grow our business with clients that value our services and capabilities and limit business with clients that fail to meet operational and financial standards.  Additionally, as we sharpen our focus on our existing domestic general security and aviation markets, we continue to consider opportunities to expand into new markets and capabilities that complement our existing business.  Our recently announced minority investment in Ocean Protection Services, LLC that provides an opportunity to expand internationally into the complementary maritime security business, results from the implementation of this strategy.

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

Our gross profit margin decreased during the fiscal year ended March 31, 2014 to 13.3% of revenues, compared with 13.5% for fiscal 2013.   We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have.  The loss of the Western Region contract from one of our significant customers is also expected to have a negative impact on revenue going forward. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, as described above.  As of the close of business on June 6, 2014, our cash availability was approximately $9.6 million, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise.  The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2014 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2014 and for the period then ended.

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)	There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the fourth quarter of fiscal 2014 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders which is expected to be filed with the SEC within 120 days of the close of the our fiscal year ended March 31, 2014 (the “2014 Proxy Statement”) under the captions “Proposal One: Election of Directors,” “Information Concerning Executive Officers,” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the 2014 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the 2014 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the 2014 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be set forth in the 2014 Proxy Statement under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
	(1)	Financial Statements:	Page Number from this Form 10-K
		Report of Independent Registered Public Accounting Firm	F-1
		Balance Sheets - March 31, 2014 and 2013	F-2
		Statements of Income - years ended March 31, 2014 and 2013	F-3
		Statements of Changes in Stockholders' Equity - years ended March 31, 2014 and 2013	F-4
		Statements of Cash Flows - years ended March 31, 2014 and 2013	F-5
		Notes to Financial Statements	F-7

	(2)	Financial Statement Schedules:
		Schedule II - Valuation and Qualifying Accounts	F-20
Schedules not listed above have been omitted as either not applicable, immaterial or disclosed in the Financial Statements or notes thereto.

	(3)	Exhibits:
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

COMMAND SECURITY CORPORATION

Date: June 16, 2014

By: /s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Craig P. Coy and N. Paul Brost, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas P. Kikis	Chairman of the Board	June 16, 2014
Thomas P. Kikis

/s/ Craig P. Coy	Director and Chief Executive Officer	June 16, 2014
Craig P. Coy	(Principal Executive Officer)

/s/ N. Paul Brost	Chief Financial Officer	June 16, 2014
N. Paul Brost	(Principal Accounting Officer)

/s/ James P. Heffernan	Director	June 16, 2014
James P. Heffernan

/s/ Janet L. Steinmayer	Director	June 16, 2014
Janet L. Steinmayer

/s/ Marc Sullivan	Director	June 16, 2014
Marc Sullivan

COMMAND SECURITY CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit of Incorporation 3.3 of the Form 10-K for the fiscal year ended March 31, 1993.
3.2	By-Laws, as amended	Incorporated by reference to Exhibit 3.1 on Form 8-K filed September 25, 2013.

3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.4 on Form 10-K for the fiscal year ended March 31, 2010.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to Registrant's Registration Statement on Form S-18, file number 33, 35007-NY.
4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-1 filed October 27, 1993.
10.1	Agreement for Purchase and Sale of Assets dated June 13, 2006, for the acquisition of Sterling Protective Group, Inc.	Incorporated by reference to Exhibit 10.6 of the Form 8-K filed June 13, 2006.
10.2	Stock Purchase Agreement dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 12, 2007.
10.3	Amended and Restated Plan of Merger dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed April 12, 2007.
10.4	Wells Fargo Business Credit, Credit and Security Agreement dated February 12, 2009	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed February 17, 2009.
10.5	Second Amendment to Wells Fargo Business Credit and Security Agreement dated as of October 18, 2011	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 18, 2011.
*10.6	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25 of the Form 10-K for the fiscal year ended March 31, 2001 filed July 3, 2001.
*10.7	2005 Stock Incentive Plan	Incorporated by reference to Exhibit 99.5 of the Form 10-K for the fiscal year ended March 31, 2006 filed June 28, 2006.
*10.8	2009 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A of the 2009 Proxy Statement filed July 29, 2009.
*10.9	Craig P. Coy Employment Agreement	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended March 31, 2012.
*10.10	Scott Landry Employment Offer Letter dated October 1, 2012	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 4, 2012.
*10.11	Third Amendment to Credit and Security Agreement dated as of November 6, 2012, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 8, 2012.
*10.12	N. Paul Brost Employment Offer Letter dated January 11, 2013	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed January 17, 2013.

11.1	Computation of Income Per Share of Common Stock	Incorporated by reference to Note 8 of the Financial Statements filed with this Annual Report on Form 10-K.
31.1	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
31.2	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
32.1	Section 1350 Certifications	Filed herewith.
32.2	Section 1350 Certifications	Filed herewith.
99.1	Press Release dated June 16, 2014 announcing March 31, 2014 fourth quarter and fiscal year results	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

* Management contract or compensatory plan or arrangement.

Report of Independent Registered

Public Accounting Firm

To the Board of Directors

and Stockholders of

Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2014 and 2013, and the related statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2014. Our audits also included the financial statement schedule II – Valuation and Qualifying Accounts. Command Security Corporation’s management is responsible for these financial statements and the schedule. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP

June 16, 2014 Poughkeepsie, New York

Command Security Corporation

Balance Sheets

March 31, 2014 and 2013

	March 31,	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,470,427	$8,504
Accounts receivable, net of allowance for doubtful accounts of $627,711 and $772,022, respectively	25,328,451	28,460,654
Prepaid expenses	1,533,475	1,081,374
Other assets	3,176,585	2,851,398
Total current assets	33,508,938	32,401,930

Furniture and equipment at cost, net	478,245	669,533
Intangible assets, net	2,163,156	2,563,316
Restricted cash	83,118	83,088
Minority investment in unconsolidated affiliate	2,125,000	-
Other assets	2,746,649	2,613,276

Total assets	$41,105,106	$38,331,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,219,909	$2,098,165
Short-term borrowings	10,511,360	8,482,331
Accounts payable	1,234,307	1,085,528
Accrued expenses and other liabilities	8,710,408	9,102,008
Total current liabilities	21,675,984	20,768,032

Insurance reserves	673,161	604,211
Total liabilities	22,349,145	21,372,243

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value per share,	-	-
Common stock, $.0001 par value per share, 50,000,000 shares authorized, 11,257,369 and 9,505,167 shares issued and outstanding, respectively, in 2014 and 10,845,798 and 9,093,598 shares issued and outstanding, respectively in 2013	1,126	1,085
Treasury stock, at cost, 1,752,200 and 1,752,200 shares, respectively	(2,885,579)	(2,885,579)
Additional paid-in capital	17,685,815	16,998,541
Accumulated earnings	3,954,599	2,844,853
Total stockholders’ equity	18,755,961	16,958,900

Total liabilities and stockholders’ equity	$41,105,106	$38,331,143

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Income

Years Ended March 31, 2014 and 2013

	2014	2013

Revenues	$156,710,517	$150,218,967
Cost of revenues	135,850,889	129,972,781

Gross profit	20,859,628	20,246,186

Operating expenses
General and administrative	17,863,068	18,187,417
Provision for doubtful accounts	392,623	405,554
Bad debt recoveries	(17,869)	(15,938)
	18,237,822	18,577,033

Operating income	2,621,806	1,669,153

Other income (expenses)
Interest income	31	344
Interest expense	(215,551)	(139,381)
Other	(1,540)	7,204

Income before income taxes	2,404,746	1,537,320

Provision for income taxes	1,295,000	1,041,000

Net income	$1,109,746	$496,320

Income per share of common stock
Basic	$0.12	$0.05
Diluted	$0.12	$0.05

Weighted average number of common shares outstanding
Basic	9,226,693	9,459,591
Diluted	9,493,527	9,609,395

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Changes in Stockholders' Equity

Years Ended March 31, 2014 and 2013

	Preferred	Common	Treasury	Additional Paid	Accumulated
	Stock	Stock	Stock	In Capital	Earnings	Total

Balance at March 31, 2012	$-	$1,074	$(1,788,505)	$16,668,518	$2,348,533	$17,229,620

Options exercised, net		11		138,773		138,784
Common stock repurchased			(1,097,074)			(1,097,074)
Stock compensation cost				191,250		191,250
Net income					496,320	496,320

Balance at March 31, 2013	-	1,085	(2,885,579)	16,998,541	2,844,853	16,958,900

Options exercised, net		41		534,912		534,953
Stock compensation cost				152,362		152,362
Net income					1,109,746	1,109,746

Balance at March 31, 2014	$-	$1,126	$(2,885,579)	$17,685,815	$3,954,599	$18,755,961

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Cash Flows

Years Ended March 31, 2014 and 2013

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2014	2013
Cash flows from operating activities:
Net income	$1,109,746	$496,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	675,603	676,046
Provision for doubtful accounts, net	374,754	189,512
Rent expense	225,374	204,281
(Gain)/loss on asset dispositions	1,540	(7,211)
Stock based compensation costs	152,362	191,250
Insurance reserves	68,949	27,869
Deferred income taxes	2,429	(550,526)
Restricted cash	(30)	(65)
Changes in operating assets and liabilities:
Accounts receivable	2,757,449	(8,041,489)
Prepaid expenses	565,990	1,661,821
Other assets	(460,989)	479,436
Increase (decrease) in accounts payable and other liabilities	(468,195)	2,462,579
Net cash provided by (used in) operating activities	5,004,982	(2,210,177)

Cash flows from investing activities:
Purchases of equipment	(85,694)	(531,563)
Collections on other receivables	-	258,681
Return of escrow funds related to prior business acqusition	-	398,947
Proceeds from equipment dispositions	-	8,417
Minority investment in unconsolidated affiliate	(2,125,000)	-
Net cash provided by (used in) investing activities	(2,210,694)	134,482

Cash flows from financing activities:
Net advances/(repayments) on short-term borrowings	1,010,938	652,610
Increase/(decrease) in checks issued in advance of deposits	(878,256)	1,214,070
Repurchase and retirement of shares	-	(1,097,074)
Proceeds from option exercises, net	534,953	138,784
Net cash provided by financing activities	667,635	908,390

Net change in cash and cash equivalents	3,461,923	(1,167,305)

Cash and cash equivalents, beginning of year	8,504	1,175,809

Cash and cash equivalents, end of year	$3,470,427	$8,504

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Cash Flows, Continued

Years Ended March 31, 2014 and 2013

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:

	2014	2013

Interest	$219,947	$137,324
Income taxes	1,957,121	822,284

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company may obtain short-term premium financing to assist with meeting its annual property and casualty insurance needs. For the fiscal years ended March 31, 2014 and 2013, $1,018,000 and $998,770, respectively, was financed for this purpose. These insurance premium financings have been excluded from the statements of cash flows presented.

See accompanying Notes to Financial Statements

Command Security Corporation

Notes to Financial Statements

March 31, 2014 and 2013

1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation. In this discussion, the words "Company", "we", "our" and "us" refer to Command Security Corporation.

Principal Business Activities

We are a security services company which principally provides uniformed security officers and aviation security services to commercial, financial, industrial, aviation and governmental customers throughout the United States. We provide our security services to our customers through Command Security, our security division, and our aviation security services through our Aviation Safeguards division. The Company has operations in Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Hawaii, Idaho, Illinois, Indiana, Maine, Maryland, Massachusetts, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin and Wyoming.

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

Revenue Recognition

We record revenue as services are provided to our customers. Revenue relates primarily to the provision of aviation and security services, which are typically billed at hourly rates. These rates may vary depending on base, overtime and holiday time worked. Revenue is reported net of applicable taxes.

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

Minority Investment in Unconsolidated Affiliate

The Company uses the equity method to account for its investment in Ocean Protection Services, LLC. The Company’s proportionate share of net income for the approximate two week period ended March 31, 2014 was not material and has not been reflected in the Company’s financial statements for the period ended March 31, 2014. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2014 and 2013

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

The Company is self-insured up to certain stop loss amounts for worker’s compensation claims. The Company has purchased stop loss coverage that insures individual claims that exceed $500,000. Additionally, the Company has purchased stop loss coverage that insures claims in the aggregate that exceed $6,595,000 and $4,670,250 for the policy years ended September 30, 2014 and 2013 respectively. The Company’s workers’ compensation insurance premiums (including loss handling expenses, loss fund deposits, surcharges & assessments and broker’s fees) were $3,617,937 and $3,024,312 for the policy years ended September 30, 2014 and 2013, respectively.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of March 31, 2014 and 2013.

Income per Share

Under the requirements of FASB ASC 260, Earnings per Share, the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2014 and 2013 because of the effect the assumed issuance of common shares would have if the outstanding stock options were exercised.

Stock-Based Compensation

FASB ASC 718, Stock Compensation , requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $152,362 and $191,250 for stock based compensation have been recorded for the years ended March 31, 2014 and 2013, respectively.

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2014 and 2013

FASB ASC 820, Fair Value Measurements and Disclosures , defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

Reclassifications

Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying financial statements. Such reclassifications had no effect on the results of operations or shareholders equity as previously reported.

Recent Accounting Pronouncements

In December 2011, the FASB issued updated authoritative guidance related to new disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an offset arrangement. The new guidance was effective at the beginning of fiscal 2014 and its adoption did not have any impact on our financial statement disclosures.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The ASU is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our current practices.

2. Furniture and Equipment

Furniture and equipment at March 31, 2014 and 2013 consist of the following:

	2014	2013

Transportation equipment	$232,954	$230,601
Security equipment	1,226,460	1,227,970
Office furniture and equipment	2,724,087	2,646,180

	4,183,501	4,104,751
Accumulated depreciation	(3,705,256)	(3,435,218)

Total	$478,245	$669,533

Depreciation expense for the fiscal years ended March 31, 2014 and 2013, was $275,738 and $246,488, respectively, and includes amortization of assets under capital lease arrangements in the amounts of $17,772 and $35,547 for the years ended March 31, 2014 and March 31, 2013, respectively. Assets acquired under capital lease arrangements were fully amortized as of March 31, 2014 (see Note 14).

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2014 and 2013

3. Intangible Assets

Intangible assets at March 31, 2014 and 2013 consist of the following:

	2014	2013

Customer Lists	$4,274,916	$4,274,914
Goodwill	895,258	895,258
	5,170,174	5,170,172

Accumulated amortization	(3,007,018)	(2,606,856)
Total	$2,163,156	$2,563,316

Included in intangible assets for the fiscal years ended March 31, 2014 and 2013 is goodwill of $895,258 that is not subject to amortization. Amortization expense for the fiscal years ended March 31, 2014 and 2013 was $399,867 and $429,558, respectively. Amortization expense for the years ending March 31, 2015, 2016, 2017, 2018, and 2019 for the intangible assets noted above will be $398,838, $398,838, $336,384 $106,680 and $27,158, respectively.

4. Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers' compensation claims.

5. Minority Investment in Unconsolidated Affiliate

In March 2014, the Company made a 20% minority investment in Ocean Protection Services (OPS) LLC, a Delaware limited liability company. Ocean Protection Services LLC owns 100% of Ocean Protection Services, Ltd., a UK based company specializing in maritime security, risk management and risk analysis. The Company purchased 2,000 Class A Common Units of Ocean Protection Services LLC for a purchase price of $2.125 million and funded the purchase price through borrowings under the Company’s existing line of credit. In connection with the investment, the Company may acquire additional ownership interest in Ocean Protection Services LLC in the future. While not necessarily indicative of future operating results, Ocean Protection Service, Ltd. reported unaudited revenues of $18.4 million for the 12 months ended December 31, 2013.

6. Other Assets

Other assets at March 31, 2014 and 2013 consist of the following:

	2014	2013

Workers' compensation insurance	$2,441,236	$1,973,129
Other receivables	6,000	8,912
Security deposits	198,870	203,075
Deferred tax asset	3,277,128	3,279,558
	5,923,234	5,464,674

Current portion	(3,176,585)	(2,851,398)

Total non-current portion	$2,746,649	$2,613,276

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2014 and 2013

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2014 and 2013 consist of the following:

	2014	2013

Payroll and related expenses	$6,857,040	$6,875,575
Taxes and fees payable	994,996	825,933
Accrued interest payable	5,000	9,396
Other	853,372	1,391,104

Total	$8,710,408	$9,102,008

8. Borrowings

Short-term borrowings at March 31, 2014 and 2013 consist of the following:

	2014	2013

Line of credit	$10,000,000	$7,980,554
Insurance financing	511,360	501,777

Total	$10,511,360	$8,482,331

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2014 and 2013

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

On November 6, 2012, we entered into a third amendment (the “Third Amendment”) to our Credit Agreement. The Third Amendment (i) allowed for the Company to repurchase up to an additional $2,000,000 of its common stock prior to October 31, 2013, subject to certain conditions (ii) provides for the consent of Wells Fargo to the consolidation and relocation of the Company’s headquarters and (iii) amends a financial covenant of the Credit Agreement for certain expenses associated with the consolidation and relocation of the Company’s headquarters.

As of March 31, 2014 and 2013, we had $ 10.0 million and $6.5 million, respectively, in LIBOR loans outstanding. At March 31, 2014 no revolving loans were outstanding and at March 31, 2013, we had $1,480,555 of revolving loans outstanding. At March 31, 2014 and March 31, 2013, we had $199,223 and $172,540, respectively, of letters of credit outstanding under the letter of credit sub-line under the Credit Agreement. Total borrowings and letters of credit outstanding at March 31, 2014 and 2013, represented approximately 78% and 50% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such dates, respectively.

As of March 31, 2014 and 2013, the interest rate was 2.00% for LIBOR loans. At March 31, 2013, the interest rate on revolving loans was 2.125%. We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the fiscal year ended March 31, 2014, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. For the fiscal years ended March 31, 2014 and 2013, $1,018,000 and $998,770, was borrowed for this purpose at annual interest rates of 2.185% and 2.3% respectively. At March 31, 2014 and 2013, we had $511,360 and $501,777, respectively, of short-term insurance borrowings outstanding. Such borrowings are collateralized by unearned premiums and dividends which may become payable under our insurance policies.

9. Income per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income for the fiscal years ended March 31, 2014 and 2013:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Year ended March 31, 2014
Basic EPS	$1,109,746	9,226,693	$0.12
Effect of dilutive shares:
Options issued October 2010, March 2011,
June 2011, September 2011, January 2012,
April 2012, August 2012, November 2012,
January 2013, June 2013 and July 2013		266,834
Diluted EPS	$1,109,746	9,493,527	$0.12

Year ended March 31, 2013
Basic EPS	$496,320	9,459,591	$0.05
Effect of dilutive shares:
Options issued August 2004, May 2005,
March 2011, June 2011, September 2011,
January 2012, April 2012, August 2012,
November 2012 and January 2013		149,804
Diluted EPS	$496,320	9,609,395	$0.05

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2014 and 2013

10. Retirement Plans

In November 1999, we adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The plan was amended to allow for employer matching of elective deferrals, for certain employees working under a specific customer contracts, as defined. Our expense under this plan for the fiscal years ended March 31, 2014 and 2013 was $206,429 and $165,702, respectively.

11. Concentrations of Credit Risk and Significant Customer

Geographic concentrations of credit risk with respect to trade receivables are primarily in California with 36% and 32% of total receivables as of March 31, 2014 and 2013, respectively, and in the New York Metropolitan area with 36% and 40% of total receivables as of March 31, 2014 and 2013, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the fiscal years ended March 31, 2014 and 2013 we generated 38% and 39%, respectively, of our revenue from aviation and related services. Accounts receivable due from the commercial airline industry comprised 47% and 48% of net receivables as of March 31, 2014 and 2013. Our remaining customers are not concentrated in any specific industry except for a major express transportation company which as of and for the years ending March 31, 2014 and 2013, accounts for approximately 21% and 17% of our accounts receivable and 25% and 24% of revenues, respectively. We maintain our cash accounts in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses in such accounts. Company management believes the risk of loss associated with these accounts to be remote.

12. Insurance Reserves

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $3,049,154 and $2,903,270, for the fiscal years ended March 31, 2014 and 2013, respectively.

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2014 and 2013

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

We have employment agreements with certain of our officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company. Approximately 12% of our workforce is subject to collective bargaining agreements and all three of the currently active agreements are due to expire before March 31, 2015.

14. Commitments

Lease

We are obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $2,241,770 and $2,192,808, for the fiscal years ended March 31, 2014 and 2013, respectively.

We lease certain equipment and vehicles under agreements that are classified as capital leases. Most equipment leases have purchase options at the end of the original lease term. Cost and related accumulated depreciation of leased capital assets included in furniture and equipment at March 31, 2014 and March 31, 2013 is $875,082.

There are no future minimum payments under long-term non-cancelable capital lease agreements. The future minimum payments under long-term non-cancelable operating lease agreements are as follows:

		Operating
		Leases

Year ending:	March 31, 2015	$1,604,309
	March 31, 2016	1,022,027
	March 31, 2017	766,511
	March 31, 2018	634,567
	March 31, 2019	452,828
	Thereafter	2,247,104
Total		$6,727,346

 15. Stock Option Plans and Warrants

In November 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the stock option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In May 2010, options to purchase 205,000 shares of the Company’s common stock were issued. No options may be granted under this plan after 2010. During the fiscal year ended March 31, 2014, no options were exercised under this plan. During the fiscal year ended March 31, 2013, the company received proceeds of $118,125 in connection with the exercise of stock options to purchase 87,500 shares of the Company’s common stock at an exercise price of $1.35 per share. The outstanding options are exercisable at any time before May 26, 2020 at $2.40 per share.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2014 and 2013

In September 2005, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In September and April 2007, options to purchase 80,000 and 65,000 shares of the Company’s common stock were issued. During the fiscal year ended March 31, 2014, the Company received proceeds of $92,333 in connection with the exercise of stock options to purchase 76,300 shares of the Company’s common stock at an exercise price of $1.21 per share. During the fiscal year ending March 31, 2013, the Company received proceeds of $20,658 in connection with the exercise of stock options to purchase 16,800 shares of the Company’s common stock at an exercise price of $1.21 and $1.23 per share. The vested outstanding options are exercisable at any time before December 30, 2018 at $3.08 per share, September 28, 2018 at $3.37 per share, September 17, 2018 at $3.36 per share, September 19, 2017 at $3.19 per share, April 11, 2017 at $3.00 per share, September 19, 2016 at $2.67 per share, September 21, 2015 at $2.05 per share, August 7, 2015 at $1.23 per share and April 8, 2015 at $1.21 per share, respectively.

In September 2009, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In April, May, July and October 2010, options to purchase 116,283, 120,000, 31,624 and 74,616 shares of the Company’s common stock were issued, respectively. In March, June and September 2011, options to purchase 169,683, 109,553 and 120,000 shares of the Company’s common stock were issued. In January, April, August and November 2012, options to purchase 928,817 shares of the Company’s common stock were issued. In June and July 2013, options to purchase 120,000 shares were of the Company’s common stock were issued. During the fiscal year ended March 31, 2014, the Company received proceeds of $371,361 in connection with the exercise of stock options to purchase 206,369 shares of the Company’s common stock at an exercise price of $1.60 and $1.85 per share. The vested outstanding options are exercisable at any time before July 21, 2023 at $1.43 per share, June 2, 2023 at $1.61 per share, January 16, 2023 at $1.91 per share, November 26, 2022 at $1.52 per share, April 4, 2022 at $1.28 per share, January 2, 2022 at $1.45, $2.30 and $3.00 per share, September 12, 2021 at $1.42 per share, June 8, 2021 at $1.50 per share, October 20, 2020 at $2.01 per share, May 26, 2020 at $2.40 per share, December 30, 2018 at $3.08 per share, August 7, 2015 at $1.23 per share and June 21, 2014, respectively.

On August 30, 2004, the Company issued stock options to its former President and Chief Financial Officer to purchase 500,000 shares of the Company’s common stock of which 491,618 were vested and outstanding at an exercise price of $1.35 per share. The remaining outstanding options were cancelled in connection with an agreement between the Company and its former President and CFO in the amount of $72,544. Additionally, on February 25, 2014, the Company entered into an agreement with the estate of a former board member which provided for the payment of $30,500 in exchange for 155,000 options outstanding, which resulted in the cancellation of these options. These payments were recorded as reductions to Additional Paid in Capital.

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

A summary of activity related to all Company stock option activity for the years ended March 31, 2014 and 2013, is as follows:

	Options
	Exercise	Number of
	Price	Shares

Outstanding at March 31, 2012	$1.35 - $3.37	2,760,088

Issued	$1.21 - $1.91	835,828
Exercised	$1.21 - $1.35	(104,300)
Forfeited	$2.05 - $3.36	(95,000)
Outstanding at March 31, 2013	$1.21 - $3.37	3,396,616

Issued	$1.43 - $1.61	120,000
Exercised	$1.21 - $1.85	(411,569)
Forfeited	$1.28 - $3.36	(767,441)
Outstanding at March 31, 2014	$1.21 - $3.37	2,337,606

At March 31, 2014 there were 2,337,606 options outstanding exercisable at prices ranging from $1.21 to $3.37 and 3,011,131 shares reserved for issuance under all stock arrangements. At March 31, 2014, there was $134,613 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested options. The compensation expense is expected to be recognized over a weighted average vesting period of 1.4 years.

Significant option groups outstanding and exercisable at March 31, 2014 and the related weighted average exercise price and life information are as follows:

		Weighted	Weighted
		Average	Average
Range of	Options	Options	Exercise	Remaining
Exercise Price	Outstanding	Exercisable	Price	Life (years)

$1.21 - $3.37	2,337,606	1,905,871	$2.19	6.3

The total intrinsic value of options outstanding as of March 31, 2014 was approximately $345,000.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2014 and 2013

The weighted average estimated values of stock options granted during fiscal 2014 and 2013 were $0.43 to $0.46 and $0.26 to $0.52, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2014	2013

Risk-free interest rate	1.20 - 1.40%	0.68 - .82%
Years until exercise	5.00	3.00 - 5.00
Volatility	30.7 - 31.1%	27.3 - 29.0%
Dividend yield	0.00%	0.00%
Termination rate	n/a	n/a

FASB ASC 718, Stock Compensation , requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest. The Company uses the modified-prospective transition method. Under the modified-prospective method, the Company recognizes compensation expense in the financial statements for all share-based payments granted, modified or settled.

The Company recorded total stock based compensation costs of $152,362 and $191,250 for the fiscal years ended March 31, 2014 and 2013, respectively.

16. Income Taxes

Net provision for income taxes for the fiscal years ended March 31 consists of the following:

	2014	2013

Current:
Federal	$1,070,000	$1,312,000
State and local	227,520	280,000
	1,297,520	1,592,000

Deferred:
Federal	(2,100)	(454,000)
State and local	(420)	(97,000)
	(2,520)	(551,000)

Net provision for income taxes	$1,295,000	$1,041,000

The differences (expressed as a percentage of pretax income) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of income are as follows:

	2014	2013

Statutory federal income tax rate	34.0%	34.0%
State and local income taxes	7.3%	7.3%
Permanent differences	13.4%	9.9%
Allowance for capital loss carry-forward	-	3.6%
Other	(0.8)%	13.0%
Effective tax rate	53.9%	67.8%

The permanent differences in our reconciliation of the effective tax rate for the years ended March 31, 2014 and 2013 are as follows:

	2014		2013

Amortization of Customer Lists	$219,471	3.8%	$219,471	5.9%
Other non-deductible expenses	300,391	5.2%	147,147	3.0%
Deferred tax charge — expired stock options	258,608	4.4%	36,483	1.0%
Total	$778,470	13.4%	$403,101	9.9%

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2014 and 2013

The significant components of deferred tax assets and liabilities as of March 31, 2014 and 2013 are as follows:

	2014	2013
Current deferred tax assets:
Accounts receivable	$258,993	$318,536
Accrued expenses	470,356	550,821
Net current deferred tax assets	$729,349	$869,357

Non-current deferred tax assets (liabilities):
Equipment	$(178,064)	$(249,770)
Intangible assets	320,738	310,342
Insurance reserves	277,746	249,297
Workers compensation reserve	1,769,849	1,595,074
Capital loss carryforward	54,672	54,672
Employee stock compensation	357,510	505,258
Net non-current deferred tax assets	$2,602,451	$2,464,873

Allowance for deferred tax asset related to capital loss carry-forward	(54,672)	(54,672)

Total deferred tax assets	$3,277,128	$3,279,558

 As of March 31, 2014, we have fully reserved for a capital loss carry-forward in the amount of $132,500 which the company no longer expects will reverse before the carry-forward is due to expire unused in fiscal 2017.

Fiscal years 2011 through 2014 remain subject to examination by federal and state taxing authorities with certain states having open tax years beginning in fiscal 2010.

17. Issuer Purchases of Equity Securities

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

During the fiscal years ended March 31, 2014 the Company did not repurchase any shares under these programs. During the fiscal year ended March 31, 2013, we repurchased shares of our common stock pursuant to active share repurchase programs having a value of $1,083,520. The number and average price of shares purchased to date under these programs is as set forth in the table below:

			Total Amount Purchased	Maximum Amount that
	Total Number		as part of Publicly	may yet be Purchased
Period	of Shares Purchased	Average Price Paid Per Share	Announced Program	under the Program

December 8 - 16, 2011	136,600	$1.52	$208,363	$1,791,637
February 13 - 21, 2012	1,075,000	$1.64	$1,975,353	$24,647
December 1 - 31, 2012	677,200	$1.60	$3,058,873	$941,127
	1,888,800	$1.62

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2014 and 2013

Schedule II

COMMAND SECURITY CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

		Additions
		(Reductions)
	Balance at	Charged or	Deductions	Balance
	Beginning	Credited to	From	at End of
	of Period	Expenses	Reserve	Period

Year ended March 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$772,022	$374,754	$(519,065)	$627,711

Year ended March 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$582,510	$389,616	$(200,104)	$772,022

See Report of Independent Registered Public Accounting Firm

End of Filing