Form 10-Q
period 2014-06-30
COMMAND SECURITY CORP
filed 2014-08-13
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of outstanding shares of the registrant’s common stock as of August 8, 2014, was 9,523,033.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013

Revenues	$37,610,628	$37,961,495
Cost of revenues	32,235,743	33,348,237

Gross profit	5,374,885	4,613,258

Operating expenses
General and administrative	4,222,176	4,301,402
Provision for doubtful accounts, net	(16,237)	74,531
	4,205,939	4,375,933

Operating income	1,168,946	237,325

Interest expense	(49,869)	(54,092)

Income before income taxes and equity earnings in minority interest of unconsolidated affiliate	1,119,077	183,233

Equity earnings in minority investment of unconsolidated affiliate	117,000	-

Income before income taxes	1,236,077	183,233

Provision for income taxes	545,000	150,000

Net income	$691,077	$33,233

Income per share of common stock
Basic	$0.07	$0.00
Diluted	$0.07	$0.00

Weighted average number of common shares outstanding
Basic	9,509,163	9,093,598
Diluted	9,751,307	9,392,967

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,575,102	$3,470,427
Accounts receivable, net of allowance for douctful accounts of $719,933 and
$627,711, respectively	26,056,795	25,328,451
Prepaid expenses	766,229	1,533,475
Other assets	2,252,861	3,176,585
Total current assets	30,650,987	33,508,938

Furniture and equipment at cost, net	432,764	478,245

Other Assets:
Intangible assets, net	2,062,933	2,163,156
Restricted cash	83,118	83,118
Minority investment in unconsolidated affiliate	2,242,000	2,125,000
Other assets	3,490,575	2,746,649
Total other assets	7,878,626	7,117,923

Total assets	$38,962,377	$41,105,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,217,062	$1,219,909
Short-term borrowings	7,920,080	10,511,360
Accounts payable	869,076	1,234,307
Accrued expenses and other liabilities	8,758,992	8,710,408
Total current liabilities	18,765,210	21,675,984

Insurance reserves	690,668	673,161
Total liabilities	19,455,878	22,349,145

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,128	1,126
Treasury stock	(2,885,579)	(2,885,579)
Additional paid-in capital	17,745,274	17,685,815
Accumulated earnings	4,645,676	3,954,599
Total stockholders’ equity	19,506,499	18,755,961

Total liabilities and stockholders’ equity	$38,962,377	$41,105,106

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Paid In Capital	Accumulated Earnings	Total

Balance at March 31, 2013	$-	$1,085	$(2,885,579)	$16,998,541	$2,844,853	$16,958,900

Stock compensation cost				84,513		84,513
Net income					33,233	33,233

Balance at June 30, 2013	-	1,085	(2,885,579)	17,083,054	2,878,086	17,076,646
						-
Options exercised, net		41		534,912		534,953
Stock compensation cost				67,849		67,849
Net income					1,076,513	1,076,513

Balance at March 31, 2014	-	1,126	(2,885,579)	17,685,815	3,954,599	18,755,961
						-
Options exercised, net		2		28,584		28,586
Stock compensation cost				30,875		30,875
Net income					691,077	691,077

Balance at June 30, 2014	$-	$1,128	$(2,885,579)	$17,745,274	$4,645,676	$19,506,499

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$691,077	$33,233
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	156,706	175,435
Provision for doubtful accounts, net	(16,237)	74,531
Equity earnings in minority investment of unconsolidated affiliate	(117,000)	-
Rent expense	(12,952)	49,896
(Gain)/loss on asset dispositions	-	1,540
Stock based compensation costs	30,875	84,513
Insurance reserves	17,507	(22)
Deferred income taxes	(14,557)	228,657
Restricted cash	-	(22)
(Increase) decrease in receivables, prepaid expenses, and other current assets	249,493	(1,812,878)
Increase (decrease) in accounts payable and other liabilities	(303,694)	188,290
Net cash provided by (used in) operating activities	681,218	(976,827)

Cash flows from investing activities:
Purchases of equipment	(11,002)	(5,226)
Net cash used in investing activities	(11,002)	(5,226)

Cash flows from financing activities:
Net advances/(repayments) on short-term borrowings	(2,591,280)	2,157,588
Decrease in checks issued in advance of deposits	(2,847)	(596,066)
Proceeds from option exercises, net	28,586	-
Net cash provided by (used in) financing activities	(2,565,541)	1,561,522

Net change in cash and cash equivalents	(1,895,325)	579,469

Cash and cash equivalents, beginning of period	3,470,427	8,504

Cash and cash equivalents, end of period	$1,575,102	$587,973

See accompanying notes to condensed financial statements

6

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:	2014	2013

Interest	$59,883	$54,453
Income taxes	36,621	310,557

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The accompanying condensed financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended March 31, 2014. In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation.

The condensed financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for any period after the date hereof, including for the fiscal year ending March 31, 2015 or for any other subsequent period. In the opinion of our management, the accompanying condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report. All such adjustments are of a normal recurring nature.

1.	Short-Term Borrowings:

On February 12, 2009, we entered into a $20.0 million credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was most recently amended in June 2014 (see below) matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment (i) extends the date through which the Company may repurchase up to $2.0 million of its common stock, subject to certain conditions, to March 31, 2015, (ii) provides for a Permitted Over-advance Amount as defined under the Credit Agreement in the amount of $2.125 million which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

Under the Credit Agreement, as of June 30, 2014, the interest rate was 2.0% for LIBOR loans and revolving loans. At June 30, 2014, we had $1.6 million of cash on hand. We also had $7.0 million in LIBOR loans outstanding, $714,979 of revolving loans outstanding and $199,223 outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 46% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended June 30, 2014, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At June 30, 2014, we had $205,101 of short-term insurance borrowings outstanding.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2.	Other Assets:

	June 30,	March 31,
	2014	2014

Workers' compensation insurance	$2,246,861	$2,441,236
Other receivables	6,000	6,000
Security deposits	198,890	198,870
Deferred tax asset	3,291,685	3,277,128
	5,743,436	5,923,234

Current portion	(2,252,861)	(3,176,585)

Total non-current portion	$3,490,575	$2,746,649

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

3.	Minority Investment in Unconsolidated Affiliate

In March 2014, the Company made a 20% minority investment in Ocean Protection Services LLC, a Delaware limited liability company (“OPS”). OPS owns 100% of Ocean Protection Services, Ltd., a UK based company specializing in maritime security, risk management and risk analysis. The Company purchased 2,000 Class A Common Units of OPS for a purchase price of $2.125 million and funded the purchase price through borrowings under the Company’s existing line of credit. In connection with the investment, the Company may acquire additional ownership interest in OPS in the future.

4.	Accrued Expenses and Other Liabilities:

	June 30,	March 31,
	2014	2014

Payroll and related expenses	$7,111,555	$6,857,040
Taxes and fees payable	848,676	994,996
Accrued interest payable	2,334	5,000
Other	796,427	853,372

Total	$8,758,992	$8,710,408

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $721,453 and $747,047 for the three months ended June 30, 2014 and 2013, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three months ended June 30, 2014 and 2013.

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

In July 2012, the Service Employee International Union (SEIU) filed a suit in U.S. District Court – Northern District Court against the Company seeking the restoration of the collective bargaining agreement between SEIU and the Company following a majority vote of Aviation Safeguards employees in December 2011 to withdraw recognition of the union. On February 20, 2014, the U.S. District Court, Central District of California, ruled in favor of the Company and granted our motion for summary judgment in full, denied the plaintiffs’ motion for summary judgment and terminated the case. The plaintiffs have filed their Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on March 18, 2014. A related lawsuit was filed on July 6, 2012 by the California Service Employees Health and Welfare Trust Fund in U.S. District Court Northern District Court seeking to maintain the payment of monthly health insurance contributions which were stopped by the Company following the termination of the collective bargaining agreement. On July 31, 2014 the U.S. District Court – Central District Court denied the plaintiff’s motion for summary judgment and granted partial summary judgment in favor of the Company.

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

We have employment agreements with certain of our officers and key employees with terms up to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company. Approximately 12% of our workforce is subject to collective bargaining arrangements. Two of the three previously active agreements have expired. There is currently one active agreement which is in an extension period and is under renegotiation.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2014 could cause our actual financial condition and results from operations to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of June 30, 2014 and 2013.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $30,875 and $84,513 for stock based compensation have been recorded for the three months ended June 30, 2014 and 2013, respectively.

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

Results of Operations

Revenues

Our revenues decreased by $350,867, or 0.9%, to $37,610,628 for the three months ended June 30, 2014 from $37,961,495 in the corresponding period of the prior year. The decrease in revenues for the three months ended June 30, 2014 was due mainly to a reduction in revenues from a major transportation company of approximately $1.2 million following the loss of the Western region services contract with this customer effective May 31, 2014. This decrease was partly offset by an increase in revenues with banking and healthcare facilities in the northeastern region of the US.

Gross Profit

Our gross profit increased by $761,627, or 16.5%, to $5,374,885 (14.3% of revenues) for the three months ended June 30, 2014, from $4,613,258 (12.2% of revenues) in the corresponding period of the prior year. The increase was due mainly to increased average gross margins on new business and certain aviation related services, partly offset by the loss of the Western region services contract with a major transportation company and reduced construction related security services in the Eastern region.

General and Administrative Expenses

Our general and administrative expenses decreased by $79,226, or 1.8%, to $4,222,176 (11.2% of revenues) for the three months ended June 30, 2014, from $4,301,402 (11.3% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the three months ended June 30, 2014, resulted primarily from a $0.5 million reduction in legal fees and labor settlement costs, partially offset by increased employee compensation, rent and facility costs, travel, information technology and communications costs.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended June 30, 2014, net of recoveries, decreased by $90,768 to net recoveries of $16,237 as compared with $74,531 of net expense in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts for the three months ended June 30, 2014 related primarily to the recovery of approximately $91,000 previously deemed uncollectible.

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

Interest Expense

Interest expense decreased by $4,223, or 7.8%, to $49,869 for the three months ended June 30, 2014, from $54,092 in the corresponding period of the prior year. The decrease in interest expense for the three months ended June 30, 2014 was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Equity Earnings in Minority Investment of Unconsolidated Affiliate

The Company uses the equity method to account for its investment in Ocean Protection Services (OPS). The Company’s proportionate share of net income of OPS for the period ended June 30, 2014 was $117,000.

Provision for income taxes

The provision for income taxes increased by $395,000 for the three months ended June 30, 2014 compared with the corresponding period of the prior year primarily due to the increase in our pre-tax earnings for the three months ended June 30, 2014. The Company’s effective income tax rate was 44.1% for the quarter ended June 30, 2014, compared to 81.9% for comparable period of the prior year. The decrease in the effective tax rate was primarily the result of higher pretax income.

Liquidity and Capital Resources

We maintain a commercial revolving loan arrangement, currently with Wells Fargo. We provide funding for our payroll and operations primarily through borrowings under our $20.0 million credit facility with Wells Fargo (the “Credit Agreement”), described below under “Wells Fargo Revolving Credit Facility.”

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

Short-Term Borrowings:

On February 12, 2009, we entered into a $20.0 million credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was most recently amended in June 2014 (see below), matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment (i) extends the date through which the Company may repurchase up to $2.0 million of its common stock, subject to certain conditions, to March 31, 2015, (ii) provides for a Permitted Over-advance Amount as defined under the Credit Agreement in the amount of $2.125 million which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

Under the Credit Agreement, as of June 30, 2014, the interest rate was 2.0% for LIBOR loans revolving loans. At June 30, 2014, we had $1.6 million of cash on hand. We also had $7.0 million in LIBOR loans outstanding, $714,979 of revolving loans outstanding and $199,223 outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 46% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended June 30, 2014, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At June 30, 2014, we had $205,101 of short-term insurance borrowings outstanding.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $52,823, or 0.4%, to $11,885,777 as of June 30, 2014, from $11,832,954 as of March 31, 2014.

We had checks drawn in advance of future deposits of $1,217,062 at June 30, 2014, compared with $1,219,909 at March 31, 2014. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Strategic Initiatives

Our Board of Directors and management have initiated a number of strategic actions to improve the Company’s performance.  Craig P. Coy joined the Company as Chief Executive Officer on January 3, 2012.  During the past two years, we have identified and implemented strategic initiatives designed to further increase efficiencies across the organization and lower the overall cost structure.  Key elements of the Company’s on-going initiatives include:

·	The consolidation of our corporate offices to a single office and streamlining of our management structure to integrate all of our functions into a common platform and deploy resources more efficiently was completed on February 15, 2013.
·	Renewed focus on operational performance, including managing overtime, to improve our operating margins and service delivery capabilities.
·	The upgrade and renewal of the Company’s enterprise operating platform to improve business processes enhance on-line management capabilities and provide improved management visibility into key performance metrics.
·	Strategic new hires in the finance, operations, and human resources departments to continue to bring needed talent into the Company.
·	An on-going process to expand our sales and marketing team with the hiring of additional sales executives and talent to maximize our marketing opportunities.
·	On-going reviews of our market position and product and service offerings so as to provide “best in class” capabilities are brought to market.

An important part of our strategic plan includes identifying strengths and challenges in our current capabilities and market concentration and re-focusing our strategic efforts on customers, capabilities and markets that provide opportunity for optimal growth.  We seek to grow our business with clients that value our services and capabilities and limit business with clients that fail to meet operational and financial standards.  Additionally, as we sharpen our focus on our existing domestic general security and aviation markets, we continue to consider opportunities to expand into new markets and capabilities that complement our existing business.  Our recently announced minority investment in Ocean Protection Services, LLC which provides an opportunity to expand internationally into the complementary maritime security business, results from the implementation of this strategy.

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

Our gross profit margin increased during the three months ended June 30, 2014 to 14.3% of revenues, compared with 12.2% during the corresponding period of the prior year. We expect our gross profit margins to average between 12.5% and 13.5% of revenue in fiscal 2015 based on current business conditions. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our security services division generated approximately $22.9 million or 61% of our total revenues in the three months ended June 30, 2014. We rely on a single major transportation company for a significant portion of our security services revenues. During the quarter ending June 30, 2014, this customer represented approximately 21% of our total revenues. During fiscal year 2014, this customer represented approximately 25% of our total revenues. As previously announced, the Company was not awarded the follow-on contract for the Western Region of this major transportation company and the existing contract for the Western Region expired on May 31, 2014. Annual revenues under the Western Region contract for the year ended March 31, 2014, were $20.4 million or 13% of total revenues. There is no assurance that we will not lose additional contracts with this or other significant customers in the future, the loss of which may have a material adverse effect on our business, results of operations and financial condition.

Our aviation services division generated approximately $14.7 million or 39% of our total revenues in the three months ended June 30, 2014. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was most recently amended on June 30, 2014, as described above. As of the close of business on August 1, 2014, our total outstanding borrowings under the Credit Agreement were approximately $7.7 million and our cash availability was approximately $7.3 million including amounts available under the Permitted Over-advance as per the amended Credit Agreement, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2014, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the three months ended June 30, 2014, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $61,000 over the remainder of our fiscal year ending March 31, 2015. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources –Wells Fargo Revolving Credit Facility.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2015 ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 7 “Contingencies” to the Notes to Condensed Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2014.

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

Exhibit 99.1 Press Release dated August 13, 2014.

Exhibit 101** The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Statements of Income or the three months ended June 30, 2014 and June 30, 2013, (ii) Condensed Balance Sheets as of June 30, 2014 and March 31, 2014, (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended June 30, 2014 and June 30, 20 13, (iv) Condensed Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013, and (v) Notes to the Unaudited Condensed Financial Statements.

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: August 13, 2014	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

