Form 10-Q
period 2014-09-30
COMMAND SECURITY CORP
filed 2014-11-12
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of outstanding shares of the registrant’s common stock as of October 31, 2014, was 9,718,870.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues	$34,374,020	$40,147,092	$71,984,648	$78,108,587
Cost of revenues	29,714,546	34,295,951	61,950,289	67,644,188

Gross profit	4,659,474	5,851,141	10,034,359	10,464,399

Operating expenses
General and administrative	4,173,875	4,487,885	8,396,052	8,789,309
Provision for doubtful accounts, net	(39,205)	73,204	(55,441)	147,735
	4,134,670	4,561,089	8,340,611	8,937,044

Operating income	524,804	1,290,052	1,693,748	1,527,355

Interest expense	(38,838)	(46,831)	(88,706)	(100,901)

Income before income taxes and equity earnings in
minority investment of unconcolidated affiliate	485,966	1,243,221	1,605,042	1,426,454

Equity earnings in minority investment of
unconsolidated affiliate	128,000	-	245,000	-

Income before income taxes	613,966	1,243,221	1,850,042	1,426,454

Provision for income taxes	255,000	610,000	800,000	760,000

Net income	$358,966	$633,221	$1,050,042	$666,454

Income per share of common stock
Basic	$0.04	$0.07	$0.11	$0.07
Diluted	$0.04	$0.07	$0.11	$0.07

Weighted average number of common shares
outstanding
Basic	9,583,072	9,179,531	9,549,971	9,136,565
Diluted	9,892,883	9,268,333	9,825,949	9,330,651

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION
CONDENSED BALANCE SHEETS

ASSETS	September 30,	March 31,
	2014	2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,549,429	$3,470,427
Accounts receivable, net of allowance for doubtful accounts of $669,693 and
$627,711, respectively	24,582,894	25,328,451
Prepaid expenses	508,305	1,533,475
Other assets	1,852,013	3,176,585
Total current assets	29,492,641	33,508,938

Furniture and equipment at cost, net	417,403	478,245

Other Assets:
Intangible assets, net	1,963,224	2,163,156
Restricted cash	-	83,118
Minority investment in unconsolidated affiliate	2,370,000	2,125,000
Other assets	2,864,100	2,746,649
Total other assets	7,197,324	7,117,923

Total assets	$37,107,368	$41,105,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$991,458	$1,219,909
Short-term borrowings	7,500,000	10,511,360
Accounts payable	616,304	1,234,307
Accrued expenses and other liabilities	7,092,308	8,710,408
Total current liabilities	16,200,070	21,675,984

Insurance reserves	705,107	673,161
Total liabilities	16,905,177	22,349,145

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,148	1,126
Treasury stock	(2,885,579)	(2,885,579)
Additional paid-in capital	18,081,981	17,685,815
Accumulated earnings	5,004,641	3,954,599
Total stockholders’ equity	20,202,191	18,755,961

Total liabilities and stockholders’ equity	$37,107,368	$41,105,106

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred	Common	Treasury	Additional Paid	Accumulated
	Stock	Stock	Stock	In Capital	Earnings	Total

Balance at March 31, 2013	$-	$1,085	$(2,885,579)	$16,998,541	$2,844,853	$16,958,900

Options exercised, net		13		101,458		101,471
Stock compensation cost				90,611		90,611
Net income					666,454	666,454

Balance at September 30, 2013	-	1,098	(2,885,579)	17,190,610	3,511,307	17,817,436
						-
Options exercised, net		28		433,454		433,482
Stock compensation cost				61,751		61,751
Net income					443,292	443,292

Balance at March 31, 2014	-	1,126	(2,885,579)	17,685,815	3,954,599	18,755,961
						-
Options exercised		22		265,526		265,548
Stock compensation cost				130,640		130,640
Net income					1,050,042	1,050,042

Balance at September 30, 2014	$-	$1,148	$(2,885,579)	$18,081,981	$5,004,641	$20,202,191

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,050,042	$666,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	317,169	349,618
Provision for doubtful accounts, net	(55,441)	147,735
Equity earnings in minority investment of unconsolidated affiliate	(245,000)	-
Rent expense	(24,211)	97,789
Loss on asset dispositions	-	1,540
Stock based compensation costs	130,640	90,611
Insurance reserves	31,945	37,155
Deferred income taxes	(256,638)	(108,866)
Restricted cash	83,117	(24)
Decrease in receivables, prepaid expenses and other current assets	3,370,082	1,356,782
Increase (decrease) in accounts payable and other liabilities	(2,211,890)	580,210
Net cash provided by operating activities	2,189,815	3,219,004

Cash flows from investing activities:
Purchases of equipment	(56,395)	(81,904)
Net cash used in investing activities	(56,395)	(81,904)

Cash flows from financing activities:
Net repayments on short-term borrowings	(3,011,360)	(941,638)
Decrease in checks issued in advance of deposits	(228,452)	(1,529,673)
Proceeds from option exercises, net	185,394	101,471
Net cash used in financing activities	(3,054,418)	(2,369,840)

Net change in cash and cash equivalents	(920,998)	767,260

Cash and cash equivalents, beginning of period	3,470,427	8,504

Cash and cash equivalents, end of period	$2,549,429	$775,764

See accompanying notes to condensed financial statements

6

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:	2014	2013

Interest	$92,034	$101,286
Income taxes	687,500	505,484

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment (i) extends the date through which the Company may repurchase up to $2.0 million of its common stock, subject to certain conditions, to March 31, 2015; and (ii) provides for a Permitted Over-advance Amount as defined under the Credit Agreement in the amount of $2.125 million which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

Under the Credit Agreement, as of September 30, 2014, the interest rate was 2.0% for LIBOR loans and revolving loans. At September 30, 2014, we had $2.5 million of cash on hand. We also had $7.5 million in LIBOR loans and Over-advances outstanding, no revolving loans outstanding and $219,473 outstanding under our letters of credit sub-line under the Credit Agreement, representing 51% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the six months ended September 30, 2014, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At September 30, 2014, we had no short-term insurance borrowings outstanding.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2.	Other Assets:

	September 30,	March 31,
	2014	2014

Workers' compensation insurance	$1,001,113	$2,441,236
Other receivables	6,000	6,000
Security deposits	175,234	198,870
Deferred tax asset	3,533,766	3,277,128
	4,716,113	5,923,234

Current portion	(1,852,013)	(3,176,585)

Total non-current portion	$2,864,100	$2,746,649

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

4.	Accrued Expenses and Other Liabilities:

	September 30,	March 31,
	2014	2014

Payroll and related expenses	$5,351,750	$6,857,040
Taxes and fees payable	855,620	994,996
Accrued interest payable	1,807	5,000
Other	883,131	853,372

Total	$7,092,308	$8,710,408

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $648,512 and $770,042 for the three months ended September 30, 2014 and 2013, respectively; and $1,369,965 and $1,517,489 for the six months ended September 30, 2014 and 2013, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and six months ended September 30, 2014 and 2013.

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

In July 2012, the Service Employee International Union (SEIU) filed a suit in U.S. District Court – Northern District Court against the Company seeking the restoration of the collective bargaining agreement between SEIU and the Company following a majority vote of Aviation Safeguards employees in December 2011 to withdraw recognition of the union. On February 20, 2014, the U.S. District Court, Central District of California, ruled in favor of the Company and granted our motion for summary judgment in full, denied the plaintiffs’ motion for summary judgment and terminated the case. The plaintiffs filed their Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on March 18, 2014. A related lawsuit was filed on July 6, 2012 by the California Service Employees Health and Welfare Trust Fund in U.S. District Court Northern District Court seeking to maintain the payment of monthly health insurance contributions which were stopped by the Company following the termination of the collective bargaining agreement. On July 31, 2014 the U.S. District Court – Central District Court denied the plaintiff’s motion for summary judgment and granted partial summary judgment in favor of the Company.

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

We have employment agreements with certain of our officers and key employees with terms up to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company. Approximately 12% of our workforce is subject to collective bargaining arrangements. Two of the previously three active agreements have expired. There is currently one active agreement which is in an extension period and is under renegotiation.

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

Minority Investment in Unconsolidated Affiliate

The Company uses the equity method to account for its investment in Ocean Protection Services, LLC (“OPS”). Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of September 30, 2014 and 2013.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $130,640 and $90,611 for stock based compensation have been recorded for the six months ended September 30, 2014 and 2013, respectively.

Overview

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through approximately 25 offices throughout the United States. In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, benefits and workers’ compensation insurance.

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

Results of Operations

Revenues

Our revenues decreased by $5,773,072, or 14.4%, to $34,374,020 for the three months ended September 30, 2014 from $40,147,092 in the corresponding period of the prior year. The decrease in revenues for the three months ended September 30, 2014 was due mainly to a $5.2 million reduction in revenues from a major transportation company following the loss of the Western region services contract with this customer effective May 31, 2014. In addition, revenues from temporary aviation related construction security services declined by approximately $0.4 million partly offset by an increase in aviation services of $0.3 million. The remainder of the decrease is primarily attributable to the loss of revenues from a state government in the northeastern United States.

Our revenues decreased by $6,123,939, or 7.8%, to $71,984,648 for the six months ended September 30, 2014 from $78,108,587 in the corresponding period of the prior year. The decrease in revenues for the six months ended September 30, 2014 was due to a $6.4 million reduction in revenues from a major transportation company following the loss of the Western region services contract with this customer effective May 31, 2014. In addition, revenues from temporary aviation related construction security services declined by approximately $0.6 million, revenues from a state government in the northeastern United States decreased by $.9 million offset by an increase in revenues with healthcare facilities in the northeastern United States by $1.1 million.

Gross Profit

Our gross profit decreased by $1,191,667, or 20.4%, to $4,659,474 (13.6% of revenues) for the three months ended September 30, 2014, from $5,851,141 (14.6% of revenues) in the corresponding period of the prior year. The decrease was due mainly to the above-mentioned reduction in revenues from a major transportation company. The remainder of the decrease was due mainly to the above-mentioned loss of revenues from the state government in the northeastern United States and the reduction in revenues from temporary aviation related construction security services.

Our gross profit decreased by $430,040, or 4.1%, to $10,034,359 (13.9% of revenues) for the six months ended September 30, 2014, from $10,464,399 (13.4% of revenues) in the corresponding period of the prior year. The decrease was due mainly to the above-mentioned reduction in revenues from a major transportation company. The remainder of the decrease was due mainly to the above-mentioned loss of revenues from the state government in the northeastern United States, the reduction in revenues from temporary aviation related construction security services partly offset by an increase in revenues with healthcare facilities in the northeastern United States by $1.1 million.

General and Administrative Expenses

Our general and administrative expenses decreased by $314,010, or 7.0%, to $4,173,875 (12.1% of revenues) for the three months ended September 30, 2014, from $4,487,885 (11.2% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the three months ended September 30, 2014, resulted primarily from lower legal costs, labor settlements, and employee compensation costs.

Our general and administrative expenses decreased by $393,257, or 4.5%, to $8,396,052 (11.7% of revenues) for the six months ended September 30, 2014, from $8,789,309 (11.3% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the six months ended September 30, 2014, resulted primarily from lower legal and labor settlement costs, partly offset by an increase in employee compensation costs.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended September 30, 2014, net of recoveries, decreased by $112,409 to net recoveries of $39,205 as compared with $73,204 of net expense in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts for the three months ended September 30, 2014 related primarily to the recovery of approximately $114,205 previously deemed uncollectible.

The provision for doubtful accounts for the six months ended September 30, 2014, net of recoveries, decreased by $203,176 to net recoveries of $55,441 as compared with $147,735 of net expense in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts for the six months ended September 30, 2014 related primarily to the recovery of approximately $205,000 previously deemed uncollectible.

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

Interest Expense

Interest expense decreased by $7,993, or 17.1%, to $38,838 for the three months ended September 30, 2014, from $46,831 in the corresponding period of the prior year. The decrease in interest expense for the three months ended September 30, 2014 was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Interest expense decreased by $12,195, or 12.1%, to $88,706 for the six months ended September 30, 2014, from $100,901 in the corresponding period of the prior year. The decrease in interest expense for the six months ended September 30, 2014 was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Equity Earnings in Minority Investment of Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPS. The Company’s proportionate share of net income of OPS for the three and six months ended September 30, 2014 was $128,000 and $245,000, respectively. There were no equity earnings in the same periods of the prior year.

Provision for income taxes

The provision for income taxes decreased by $355,000 to $255,000 for the three months ended September 30, 2014 compared with $610,000 in the corresponding period of the prior year. The Company’s effective tax rate decreased by 7.6% to 41.5% for the three months ended September 30, 2014 compared with 49.1% for the corresponding period of the prior year. The decrease in the provision for income taxes and the decrease in the Company’s effective tax rate were primarily due to (i) a reduction in pre-tax earnings following the loss of a Western region contract with a major transportation company, and (ii) the absence of permanent tax differences related to the cancellation of stock options previously held by former employees.

The provision for income taxes increased by $40,000 to $800,000 for the six months ended September 30, 2014 compared with $760,000 in the corresponding period of the prior year primarily due to higher pre-tax earnings, offset by the absence of permanent tax differences resulting from the cancellation of stock options previously held by former employees. The Company’s effective tax rate decreased by 10.1% to 43.2% for the six months ended September 30, 2014 compared with 53.3% in the corresponding period of the prior year primarily due to the absence of permanent tax differences resulting from the cancellation of stock options previously held by former employees.

Liquidity and Capital Resources

We maintain a commercial revolving loan arrangement, currently with Wells Fargo. We provide funding for our payroll and operations primarily through borrowings under our $20.0 million credit facility with Wells Fargo (the “Credit Agreement”), described below under “Short Term Borrowings.”

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment (i) extends the date through which the Company may repurchase up to $2.0 million of its common stock, subject to certain conditions, to March 31, 2015; and (ii) provides for a Permitted Over-advance Amount as defined in the Credit Agreement in the amount of $2.125 million which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

Under the Credit Agreement, as of September 30, 2014, the interest rate was 2.0% for LIBOR loans and revolving loans. At September 30, 2014, we had $2.5 million of cash on hand. We also had $7.5 million in LIBOR loans and Over-advances outstanding, no revolving loans outstanding and $219,473 outstanding under our letters of credit sub-line under the Credit Agreement, representing 51% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined under the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the six months ended September 30, 2014, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At September 30, 2014, we had no short-term insurance borrowings outstanding.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $1,459,617, or 12.3%, to $13,292,571 as of September 30, 2014, from $11,832,954 as of March 31, 2014.

We had checks drawn in advance of future deposits of $991,458 at September 30, 2014, compared with $1,219,909 at March 31, 2014. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Strategic Initiatives

Our Board of Directors and management have initiated a number of strategic actions to improve the Company’s performance.  Craig P. Coy joined the Company as Chief Executive Officer on January 3, 2012.  During the past two years, we have identified and implemented strategic initiatives designed to further increase efficiencies across the organization and lower the overall cost structure.  Key elements of the Company’s on-going initiatives include:

•	Streamlining of our management structure to integrate all of our functions into a common platform and deploy resources more efficiently.
•	Renewed focus on operational performance, including managing overtime, to improve our operating margins and service delivery capabilities.
•	The upgrade and renewal of the Company’s enterprise operating platform to improve business processes enhance on-line management capabilities and provide improved management visibility into key performance metrics.
•	Strategic new hires in the finance, operations, and human resources departments to continue to bring needed talent into the Company.
•	An on-going process to expand our sales and marketing team with the hiring of additional sales executives and talent to maximize our marketing opportunities.
•	On-going reviews of our market position and product and service offerings so as to provide “best in class” capabilities are brought to market
•	Identification of new technology offerings to enhance our capabilities and augment our service offerings.

On October 24, 2014, the Company announced an exclusive teaming agreement with iRobot Corporation to explore next-generation staff augmentation through a trial program with various customers.

An important part of our strategic plan includes identifying strengths and challenges in our current capabilities and market concentration and re-focusing our strategic efforts on customers, capabilities and markets that provide opportunity for optimal growth.  We seek to grow our business with clients that value our services and capabilities and limit business with clients that fail to meet operational and financial standards.  Additionally, as we sharpen our focus on our existing domestic general security and aviation markets, we continue to consider opportunities to expand into new markets and capabilities that complement our existing business with both domestic and international opportunities.  Our minority investment in OPS provides an opportunity to expand internationally into the complementary maritime security business, resulted from the implementation of this strategy.

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

Our gross profit margin during the six months ended September 30, 2014 and September 30, 2013 was 13.9% and 13.4% of revenues, respectively. We expect our gross profit margins to average between 12.5% and 13.5% of revenue in fiscal 2015 based on current business conditions. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our security services division generated approximately $44.0 million or 61% of our total revenues in the six months ended September 30, 2014. We rely on a single major transportation company for a significant portion of our security services revenues. During the six months ended September 30, 2014, this customer represented approximately 17.3% of our total revenues. During fiscal year 2014, this customer represented approximately 25% of our total revenues. As previously announced, the Company was not awarded the follow-on contract for the Western Region of this major transportation company and the existing contract for the Western Region expired on May 31, 2014. Annual revenues under the Western Region contract for the year ended March 31, 2014, were $20.4 million or 13% of total revenues. There is no assurance that we will not lose additional contracts with this or other significant customers in the future, the loss of which may have a material adverse effect on our business, results of operations and financial condition.

Our aviation services division generated approximately $28.0 million or 39%, of our total revenues in the six months ended September 30, 2014. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was most recently amended on June 30, 2014, as described above. As of the close of business on October, 24, 2014, our total outstanding borrowings under the Credit Agreement were approximately $7.5 million and our total availability was approximately $8.6 million, including amounts available under the Permitted Over-advance as per the amended Credit Agreement, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended September 30, 2014, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the six months ended September 30, 2014, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $38,000 over the remainder of our fiscal year ending March 31, 2015. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

Reference is made to Item 2 of Part I of this quarterly report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.”

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014. There have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2015 ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 7 “Contingencies” to the Notes to Condensed Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2014.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1* Press Release dated November 12, 2014.

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Statements of Income for the three and six months ended September 30, 2014 and September 30, 2013, (ii) Condensed Balance Sheets as of September 30, 2014 and March 31, 2014, (iii) Condensed Statements of Changes in Stockholders' Equity for the six months ended September 30, 2014 and September 30, 2013, (iv) Condensed Statements of Cash Flows for the six months ended September 30, 2014 and September 30, 2013, and (v) Notes to the Unaudited Condensed Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 12, 2014	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

