Form 10-Q
period 2014-12-31
COMMAND SECURITY CORP
filed 2015-02-17
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The number of outstanding shares of the registrant’s common stock as of January 31, 2015, was 9,731,564.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Revenues	$34,516,424	$40,439,437	$106,501,072	$118,548,024
Cost of revenues	29,519,594	34,853,644	91,280,719	102,497,832

Gross profit	4,996,830	5,585,793	15,220,353	16,050,192

Operating expenses
General and administrative	4,606,262	4,285,709	13,191,477	13,073,478
Provision for doubtful accounts, net	31,421	171,250	(24,020)	318,985
	4,637,683	4,456,959	13,167,457	13,392,463

Operating income	359,147	1,128,834	2,052,896	2,657,729

Other expenses
Interest expense	(33,087)	(38,114)	(121,794)	(140,555)

Income before income taxes and equity earnings in minority investment of unconcolidated affiliate	326,060	1,090,720	1,931,102	2,517,174

Equity earnings in minority investment of unconsolidated affiliate	125,000	-	370,000	-

Income before income taxes	451,060	1,090,720	2,301,102	2,517,174

Provision for income taxes	243,000	510,000	1,043,000	1,270,000

Net income	$208,060	$580,720	$1,258,102	$1,247,174

Income per share of common stock
Basic	$0.02	$0.06	$0.13	$0.14
Diluted	$0.02	$0.06	$0.13	$0.13

Weighted average number of common shares outstanding
Basic	9,718,870	9,263,606	9,606,271	9,178,912
Diluted	9,952,518	9,572,228	9,868,139	9,411,176

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,893,975	$3,470,427
Accounts receivable, net of allowance for doubtful accounts accounts of $693,449 and $627,711, respectively	23,899,837	25,328,451
Prepaid expenses	753,337	1,533,475
Other assets	2,918,112	3,176,585
Total current assets	29,465,261	33,508,938

Furniture and equipment at cost, net	438,860	478,245

Other Assets:
Intangible assets, net	1,863,514	2,163,156
Restricted cash	-	83,118
Minority investment in unconsolidated affiliate	2,495,000	2,125,000
Other assets	2,922,431	2,746,649
Total other assets	7,280,945	7,117,923

Total assets	$37,185,066	$41,105,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$414,736	$1,219,909
Short-term borrowings	7,000,000	10,511,360
Accounts payable	1,676,986	1,234,307
Accrued expenses and other liabilities	6,832,352	8,710,408
Total current liabilities	15,924,074	21,675,984

Insurance reserves	817,592	673,161
Total liabilities	16,741,666	22,349,145

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,147	1,126
Treasury stock	(2,885,579)	(2,885,579)
Additional paid-in capital	18,115,131	17,685,815
Accumulated earnings	5,212,701	3,954,599
Total stockholders’ equity	20,443,400	18,755,961

Total liabilities and stockholders’ equity	$37,185,066	$41,105,106

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings	Total

Balance at March 31, 2013	$-	$1,085	$(2,885,579)	$16,998,541	$2,844,853	$16,958,900

Options exercised, net		20		194,098		194,118
Stock compensation cost				121,487		121,487
Net income					1,247,174	1,247,174

Balance at December 31, 2013	-	1,105	(2,885,579)	17,314,126	4,092,027	18,521,679
						-
Options exercised, net		21		340,814		340,835
Stock compensation cost				30,875		30,875
Net loss					(137,428)	(137,428)

Balance at March 31, 2014	-	1,126	(2,885,579)	17,685,815	3,954,599	18,755,961
						-
Options exercised, net		21		265,527		265,548
Stock compensation cost				163,789		163,789
Net income					1,258,102	1,258,102

Balance at December 31, 2014	$-	$1,147	$(2,885,579)	$18,115,131	$5,212,701	$20,443,400

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,258,102	$1,247,174
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	480,207	515,424
Provision for doubtful accounts, net	(24,020)	318,985
Equity earnings in minority investment of unconsolidated affiliate	(370,000)	-
Rent expense	(38,937)	144,863
Gain/(loss) on asset dispositions	(2,500)	1,540
Stock based compensation costs	163,789	121,487
Insurance reserves	144,431	12,129
Deferred income taxes	(347,295)	(109,306)
Restricted cash	83,117	(28)
Decrease in receivables, prepaid expenses and other current assets	2,662,760	288,048
Increase/(decrease) in accounts payable and other liabilities	(1,396,440)	1,019,566
Net cash provided by operating activities	2,613,214	3,559,882

Cash flows from investing activities:
Purchases of equipment	(138,681)	(85,694)
Net cash used in investing activities	(138,681)	(85,694)

Cash flows from financing activities:
Net repayments on short-term borrowings	(3,511,359)	(684,470)
Decrease in checks issued in advance of deposits	(805,174)	(1,628,271)
Proceeds from option exercises	265,548	194,118
Net cash used in financing activities	(4,050,985)	(2,118,623)

Net change in cash and cash equivalents	(1,576,452)	1,355,565

Cash and cash equivalents, beginning of period	3,470,427	8,504

Cash and cash equivalents, end of period	$1,893,975	$1,364,069

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:	2014	2013

Interest	$123,427	$143,107
Income taxes	787,500	1,244,370

Supplemental Schedule of Non-Cash Investing and Financing Activities

The Company may obtain short-term premium financing to assist with meeting its annual property and casualty insurance needs. For the nine months ended December 31, 2013, $1,018,091 was financed for this purpose. There was no such financing obtained during the nine months ended December 31, 2014. These insurance premium financings have been excluded from the condensed statements of cash flows presented.

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment (i) extends the date through which the Company may repurchase up to $2.0 million of its common stock, subject to certain conditions, to March 31, 2015; and (ii) provides for a Permitted Over-advance Amount (as defined in the Credit Agreement) in the amount of $2.125 million which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. The balance of the Permitted Over-Advance as of December 31, 2014, is $1,859,375. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

Under the Credit Agreement, as of December 31, 2014, the interest rate was 2.0% for LIBOR loans and revolving loans. At December 31, 2014, we had $1.9 million of cash on hand. We also had $7.0 million in LIBOR loans and Over-advances outstanding, no revolving loans outstanding and $219,473 outstanding under our letters of credit sub-line under the Credit Agreement, representing 44% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the nine months ended December 31, 2014, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At December 31, 2014, we had no short-term insurance borrowings outstanding.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2.	Other Assets:

	December 31,	March 31,
	2014	2014

Workers' compensation insurance	$2,040,270	$2,441,236
Other receivables	6,000	6,000
Security deposits	169,850	198,870
Deferred tax asset	3,624,423	3,277,128
	5,840,543	5,923,234

Current portion	(2,918,112)	(3,176,585)

Total non-current portion	$2,922,431	$2,746,649

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

4.   Accrued Expenses and Other Liabilities:

	December 31,	March 31,
	2014	2014

Payroll and related expenses	$5,126,256	$6,857,040
Taxes and fees payable	971,215	994,996
Accrued interest payable	3,368	5,000
Other	731,513	853,372

Total	$6,832,352	$8,710,408

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $650,070 and $796,107 for the three months ended December 31, 2014 and 2013, respectively; and $2,020,035 and $2,313,595 for the nine months ended December 31, 2014 and 2013, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and nine months ended December 31, 2014 and 2013.

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

In July 2012, the Service Employee International Union (SEIU) filed a suit in U.S. District Court – Northern District Court against the Company seeking the restoration of the collective bargaining agreement between SEIU and the Company following a majority vote of Aviation Safeguards employees in December 2011 to withdraw recognition of the union. On February 20, 2014, the U.S. District Court, Central District of California, ruled in favor of the Company and granted our motion for summary judgment in full, denied the plaintiffs’ motion for summary judgment and terminated the case. The plaintiffs filed their Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on March 18, 2014. The appellate briefs have been filed, and the Court of Appeals for the Ninth Circuit has not yet set a date for oral argument. A related lawsuit was filed on July 6, 2012 by the California Service Employees Health and Welfare Trust Fund in U.S. District Court Northern District Court seeking to maintain the payment of monthly health insurance contributions which were stopped by the Company following the termination of the collective bargaining agreement. Venue was subsequently transferred to the U.S. District Court for the Central District of California. On July 31, 2014 the U.S. District Court – Central District Court denied the plaintiff’s motion for summary judgment and granted partial summary judgment in favor of the Company

In addition to such cases, we have been named as a defendant in several uninsured employment related claims that are pending before various courts, the Equal Employment Opportunities Commission or various state and local agencies. We have instituted policies to minimize these occurrences and monitor those that do occur. At this time, we are unable to determine the impact on the financial position and results of operations that these claims may have, should the investigations conclude that they are valid.

We have employment agreements with certain of our officers and key employees. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company. Approximately 11% of our workforce is subject to collective bargaining arrangements. Two of the previously three active agreements have expired. There is currently one active agreement which is in an extension period and is under renegotiation.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2014 and the risk factors set forth herein, could cause our actual financial condition and results from operations to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of December 31, 2014 and 2013.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $163,789 and $121,487 for stock based compensation have been recorded for the nine months ended December 31, 2014 and 2013, respectively.

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

Recent Developments

On January 6, 2015, the Company announced the award of two contracts with the U. S. Postal Service (“USPS”). The term of the award is 4 years, with three two-year options to extend, which may be exercised by USPS at any time. The first contract, pursuant to which the Company is contemplated to provide security services at 50 USPS locations in 18 states, Puerto Rico and the District of Columbia, is valued at approximately $20.0 million in revenue per year. The second contract entails the operation of the USPS National Law Enforcement Communication Centers at Dulles, Virginia and Ft. Worth, Texas and contemplates revenue generation of approximately $5.0 million in revenue per year.

On January 27, 2015, the Company was notified by the USPS that ABM Security Services (“ABM”) had lodged a protest with the USPS seeking to overturn the contracts that were awarded to the Company. The Company learned that the USPS had previously denied ABM’s protest ruling that ABM’s grounds for its protest are all without merit. ABM has appealed USPS’s ruling. On January 29, 2015, the USPS issued a stay of the transition of the two contracts pending the resolution of the dispute.

The Company strongly disagrees with ABM’s assertion that the contracts were improperly awarded to the Company, and intends to vigorously defend its rights with respect to the contracts awarded to it. The Company cannot determine how long the stay of the transition of the contracts to the Company will remain in effect or predict the outcome of the dispute, including whether the transition will occur.

Results of Operations

Revenues

Our revenues decreased by $5,923,013, or 14.6%, to $34,516,424 for the three months ended December 31, 2014 from $40,439,437 in the corresponding period of the prior year. The decrease in revenues for the three months ended December 31, 2014 was due mainly to a $5.4 million reduction in revenues from a major transportation company following the loss of the Western region services contract with this customer effective May 31, 2014. In addition, revenues from temporary aviation related construction security services declined by approximately $0.4 million and revenues from other commercial and industrial properties decreased by $0.3 million. These decreases were partly offset by increases in revenues from aviation services and healthcare facilities.

Our revenues decreased by $12,046,952, or 10.2%, to $106,501,072 for the nine months ended December 31, 2014 from $118,548,024 in the corresponding period of the prior year. The decrease in revenues for the nine months ended December 31, 2014 was due to an $11.9 million reduction in revenues from a major transportation company following the loss of the Western region services contract with this customer effective May 31, 2014. In addition, revenues declined from temporary aviation-related construction security services by $1.0 million, from a state government in the northeastern United States by $1.0 million, and from other commercial and industrial customers by $1.0 million. These decreases were partly offset by increases in revenues from several airlines of $1.0 million, from healthcare facilities in the northeastern United States of $1.2 million and from financial services companies of $0.7 million.

Gross Profit

Our gross profit decreased by $588,963, or 10.5%, to $4,996,830 (14.5% of revenues) for the three months ended December 31, 2014, from $5,585,793 (13.8% of revenues) in the corresponding period of the prior year. The decrease was due mainly to the above-mentioned reduction in revenues from a major transportation company and the temporary aviation related construction security services. These decreases were partly offset by increases in aviation services.

Our gross profit decreased by $829,839, or 5.2%, to $15,220,353 (14.3% of revenues) for the nine months ended December 31, 2014, from $16,050,192 (13.5% of revenues) in the corresponding period of the prior year. The decrease was due mainly to the above-mentioned reduction in revenues from a major transportation company partly offset by increases in aviation services, services to healthcare facilities and financial services companies.

General and Administrative Expenses

Our general and administrative expenses increased by $320,553, or 7.5%, to $4,606,262 (13.3% of revenues) for the three months ended December 31, 2014, from $4,285,709 (10.6% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses for the three months ended December 31, 2014, was driven primarily by increased legal costs, labor settlements, and business development costs.

Our general and administrative expenses increased by $117,999, or 0.9%, to $13,191,477 (12.4% of revenues) for the nine months ended December 31, 2014, from $13,073,478 (11.0% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses for the nine months ended December 31, 2014 was driven primarily by higher employee compensation and benefits costs, partly offset by lower legal and labor settlement costs.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended December 31, 2014, net of recoveries, decreased by $139,829 to net expense of $31,421 as compared with $171,250 of net expense in the corresponding period of the prior year.

The provision for doubtful accounts for the nine months ended December 31, 2014, net of recoveries, decreased by $343,005 to net recoveries of $24,020 as compared with $318,985 of net expense in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts for the nine months ended December 31, 2014 related primarily to the recovery of approximately $212,000 previously considered to be uncollectible.

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

Interest Expense

Interest expense decreased by $5,027, or 13.2%, to $33,087 for the three months ended December 31, 2014, from $38,114 in the corresponding period of the prior year. The decrease in interest expense for the three months ended December 31, 2014 was due to lower average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Interest expense decreased by $18,761, or 13.3%, to $121,794 for the nine months ended December 31, 2014, from $140,555 in the corresponding period of the prior year. The decrease in interest expense for the nine months ended December 31, 2014 was due to lower average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Equity Earnings in Minority Investment of Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPS. The Company’s proportionate share of net income of OPS for the three and nine months ended December 31, 2014 was $125,000 and $370,000, respectively. There were no equity earnings in the same periods of the prior year.

Provision for income taxes

The provision for income taxes decreased by $267,000 to $243,000 for the three months ended December 31, 2014 compared with $510,000 in the corresponding period of the prior year due to lower pre-tax earnings. The Company’s effective tax rate for the three months ended December 31, 2014 was 53.9% as compared with 46.8% in the corresponding period of the prior year due to an increase in certain non-deductible costs.

The provision for income taxes decreased by $227,000 to $1,043,000 for the nine months ended December 31, 2014 compared with $1,270,000 in the corresponding period of the prior year primarily due to lower pre-tax earnings and a reduction of permanent tax differences resulting from the cancellation of stock options previously held by former employees. The Company’s effective tax rate decreased by 5.2% to 45.3% for the nine months ended December 31, 2014 compared with 50.5% in the corresponding period of the prior year primarily due to a reduction of permanent tax differences resulting from the cancellation of stock options previously held by former employees.

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment (i) extends the date through which the Company may repurchase up to $2.0 million of its common stock, subject to certain conditions, to March 31, 2015; and (ii) provides for a Permitted Over-advance Amount (as defined in the Credit Agreement) in the amount of $2,125,000 which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. The balance of the Permitted Over-Advance as of December 31, 2014, is $1,859,375. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

Under the Credit Agreement, as of December 31, 2014, the interest rate was 2.0% for LIBOR loans and revolving loans. At December 31, 2014, we had $1.9 million of cash on hand. We also had $7.0 million in LIBOR loans and Over-advances outstanding, no revolving loans outstanding and $219,473 outstanding under our letters of credit sub-line under the Credit Agreement, representing 44% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the nine months ended December 31, 2014, we were in compliance with all covenants under the Credit Agreement.

We may obtain short-term financing to meet our annual property and casualty insurance needs. At December 31, 2014, we had no short-term insurance borrowings outstanding.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $1,708,232, or 14.4%, to $13,541,187 as of December 31, 2014, from $11,832,954 as of March 31, 2014.

We had checks drawn in advance of future deposits of $414,736 at December 31, 2014, compared with $1,219,909 at March 31, 2014. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Strategic Initiatives

Our Board of Directors and management have initiated a number of strategic actions to improve the Company’s performance.  Craig P. Coy joined the Company as Chief Executive Officer on January 3, 2012.  During the past three years, we have identified and implemented strategic initiatives designed to further increase efficiencies across the organization and lower the overall cost structure.  Key elements of the Company’s on-going initiatives include:

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

As discussed above, on January 6, 2015, the Company announced the award of two contracts with the U. S. Postal Service (“USPS”). The term of the award is 4 years, with three two-year options to extend, which may be exercised by USPS at any time. The first contract, pursuant to which the Company is contemplated to provide security services at 50 USPS locations in 18 states, Puerto Rico and the District of Columbia, is valued at approximately $20.0 million in revenue per year. The second contract entails the operation of the USPS National Law Enforcement Communication Centers at Dulles, Virginia and Ft. Worth, Texas and contemplates revenue generation of approximately $5.0 million in revenue per year.

On January 27, 2015, the Company was notified by the USPS that ABM Security Services (“ABM”) had lodged a protest with the USPS seeking to overturn the contracts that were awarded to the Company. The Company learned that the USPS had previously denied ABM’s protest ruling that ABM’s grounds for its protest are all without merit. ABM has appealed USPS’s ruling. On January 29, 2015, the USPS issued a stay of the transition of the two contracts pending the resolution of the dispute.

The Company strongly disagrees with ABM’s assertion that the contracts were improperly awarded to the Company, and intends to vigorously defend its rights with respect to the contracts awarded to it. The Company cannot determine how long the stay of the transition of the contracts to the Company will remain in effect or predict the outcome of the dispute, including whether the transition will occur.

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

These strategic initiatives may result in future costs related to new business development expenses, severance and other employee-related matters, litigation risks and expenses, and other costs.  At this time we are unable to determine the scope of these potential costs.

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

Our gross profit margin during the nine months ended December 31, 2014 and December 31, 2013 was 14.0% and 13.5% of revenues, respectively. We expect our gross profit margins to average between 12.5% and 13.5% of revenue in fiscal 2015 based on current business conditions. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our security services division generated approximately $65.0 million or 61% of our total revenues in the nine months ended December 31, 2014. We rely on a single major transportation company for a significant portion of our security services revenues. During the nine months ended December 31, 2014, this customer represented approximately 16.1% of our total revenues. During fiscal year 2014, this customer represented approximately 25% of our total revenues. As previously announced, the Company was not awarded the follow-on contract for the Western Region of this major transportation company and the existing contract for the Western Region expired on May 31, 2014. Annual revenues under the Western Region contract for the year ended March 31, 2014, were $20.4 million or 13% of total revenues. There is no assurance that we will not lose additional contracts with this or other significant customers in the future, the loss of which may have a material adverse effect on our business, results of operations and financial condition.

Our aviation services division generated approximately $42.0 million or 39%, of our total revenues in the nine months ended December 31, 2014. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was most recently amended on June 30, 2014, as described above. As of the close of business on January 30, 2015, our total outstanding borrowings under the Credit Agreement were approximately $7.0 million and our total availability was approximately $8.6 million, including amounts available under the Permitted Over-advance as per the amended Credit Agreement, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended December 31, 2014, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the nine months ended December 31, 2014, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $16,000 over the remainder of our fiscal year ending March 31, 2015. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014. There have been no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2015 ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 7 “Contingencies” to the Notes to Condensed Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

We have incurred and may incur additional significant costs, which we may not be able to recover, in connection with a stay of the transition of the contracts awarded to us by the United States Postal Service.

On December 31, 2014, we were awarded two contracts by the United States Postal Service (“USPS”) for security services with an estimated aggregate value of approximately $250 million over ten years.  The contracts have an initial four year term and three, two-year options.

On January 27, 2015, the Company was notified by the USPS that ABM Security Services (“ABM”) had lodged a protest with the USPS seeking to overturn the contracts that were awarded to the Company. On January 29, 2015, the USPS issued a stay of the transition of the two contracts pending the resolution of a dispute over the award of such contracts to us.  As a result, we will not begin work on the contracts unless and until the stay is lifted. We have incurred and may incur start-up costs and other expenses in connection with the award of the contracts from the USPS, including the acquisition of equipment and hiring and training of personnel.   In addition, we may incur significant costs and expenses, including legal fees, in connection with the stay of the transition of the contracts to us.  It is not clear to what extent, if or when we may recover any of the costs incurred in connection with the contracts or the stay of the transition of the contracts.  Furthermore, we cannot determine how long the stay of the transition of the contracts to us will remain in effect or predict the outcome of the dispute, including whether the transition will occur.  If the contracts are terminated, we cannot predict the amount, if any, of the start-up costs that we may be able to recover.

Except for the foregoing, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2014.

Item 6.	Exhibits

(a)

Exhibits

Exhibit 10.1 Craig P. Coy Employment Agreement Extension dated December 23, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2014).

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

Exhibit 99.1* Press Release dated February 17, 2015.

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Statements of Income for the three and nine months ended December 31, 2014 and December 31, 2013, (ii) Condensed Balance Sheets as of December 31, 2014 and March 31, 2014, (iii) Condensed Statements of Changes in Stockholders' Equity for the nine months ended December 31, 2014 and December 31, 2013, (iv) Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and December 31, 2013, and (v) Notes to the Unaudited Condensed Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: February 17, 2015	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

