Form 10-K
period 2015-03-31
COMMAND SECURITY CORP
filed 2015-06-26
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $14,223,356 as of September 30, 2014. The closing price of the registrant’s common stock on September 30, 2014, as reported on the NYSE MKT, was $1.98 per share.

In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 9,731,564 outstanding shares of the registrant’s common stock as of June 15, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 5, 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Parts II and III hereof from the registrant’s definitive proxy statement relating to the registrant’s 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the close of the registrant’s fiscal year ended March 31, 2015.

Command Security Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2015

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

Command Security provides security services to governmental, quasi-governmental and financial institutions, healthcare facilities, colleges and universities, residential communities, commercial real estate, industrial, distribution, logistics and retail customers. Our security services include providing armed and unarmed uniformed security personnel for access control, loss prevention, mobile patrols, traffic control, security console/system operators and fire safety directors, as well as providing personnel for reception, concierge and front desk/doorman operations. The security services division generated approximately $92.1 million, or 66% of our total revenues for the fiscal year ended March 31, 2015.

Aviation Safeguards provides aviation security and passenger assistance services to more than 50 domestic and international airlines, airports, airport authorities and the general aviation community at approximately nine international airports. Our aviation security division provides a variety of uniformed services for domestic and international air carriers, including security for airlines, aircraft, passengers and cargo, baggage screening, wheelchair escort services featuring the Company’s proprietary SmartTracker TM technology, special escort services and skycap services. The aviation services division generated approximately $47.1 million, or 34% of our total revenues for the fiscal year ended March 31, 2015.

In March 2014, the Company made a 20% minority investment in Ocean Protection Services LLC, a Delaware limited liability company (“OPS”) formed in February 2014. OPS owns 100% of Ocean Protection Services, Ltd., a UK based company specializing in maritime security, risk management and risk analysis. The Company purchased 2,000 Class A Common Units of OPS for a purchase price of $2.125 million and funded the purchase price through borrowings under the Company’s existing line of credit. In connection with the investment, the Company may acquire additional ownership interest in OPS in the future.

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

Operations

As a licensed security company, our security services division deploys security officers to protect people and property; prevent the theft of property; and deter, observe, detect and report security threats for our customers. We conduct our security services principally by providing security officers and other personnel who are, depending on the particular customer requirements, uniformed or plain-clothed, armed or unarmed. Based on the customer requirements and/or our internal threat assessment, our security officers patrol in marked vehicles with radio communications; stand duty on the customer premises at stationary posts such as points of access, reception areas or surveillance monitors, and/or conduct foot patrols around the customer perimeter and other high-value areas. Our security officers maintain contact with their headquarters or supervisors via car radio, hand-held radios or cell phones. In addition to the more traditional tasks associated with access control and loss prevention, our security officers respond to and report emergency situations such as fires, natural disasters, work accidents and medical crises to the appropriate authorities. We provide security officer services to many of our customers on a 24-hours a day, 365 days per year basis. Our security officers are deployed to provide facility security, access control, personnel security checks, traffic and parking control and to protect against fire, theft, sabotage and safety hazards. We also provide specialized vehicle patrol and inspection services as well as technical products such as access control, video monitoring and other devices through distribution arrangements. Our aviation services division provides a variety of uniformed personnel for security including aircraft and cargo security, access control, wheelchair and passenger escorts, skycaps and baggage handlers for domestic and international air carriers. Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and may implement additional measures in the future. Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us.

To better integrate and manage our business, our operations are divided into General Security and Aviation Services divisions. Each of these divisions is managed by a vice president/general manager who is responsible for developing and executing our business plan based on the demand, needs and competition in each of our specific markets. The division vice presidents are assisted by district managers who are responsible for local implementation of policies and procedures. While each divisional business plan is based on our overall corporate strategy, the primary mission of our divisional vice presidents is to staff, train and deploy their teams to provide the necessary physical security and customer service solutions in a responsive fashion consistent with customer service expectations. They also are expected to manage the growth and profitability of their division’s operations. We have approximately 25 offices and operate directly or through subcontractors throughout the United States, including in California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, Texas, Virginia, Washington, and West Virginia. We frequently establish offices close to our customers and delegate responsibility to our local managers to satisfy customer expectations. Our managers maintain ongoing relationships and contact with our customers in order to promptly and effectively anticipate and respond to the needs of customers and security officers. Our managers play an important role in maintaining service quality and assisting with sales and marketing efforts. Our sales and marketing efforts focus on customers located primarily in urban centers and other concentrated business districts in major metropolitan areas and select suburban areas with a high density of businesses.

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

Significant Customers

In the fiscal year ended March 31, 2015, the Company had six customers who represented approximately 40% of the Company’s total revenue in the aggregate, with two of those customers representing 15% and 10% of total revenue, respectively. These customers include two domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility and a California based high-technology company. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation. As was announced by the Company on March 19, 2014, the Company was not awarded the follow-on contract for the Western Region of this major transportation company. The contract for the Western Region expired on May 31, 2014. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing.”

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

Government Regulation

We are subject to a large number of city, county and state firearm, occupational licensing laws and regulations and prevailing wage requirements that apply to many of our employees including security officers and private investigators. In addition, many states have laws requiring training and registration of security officers, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond, surety or insurance standards. As required, we are licensed to provide private security services in each of the states in which we do business. We may incur penalties and fines as the result of our failure to comply with these laws and regulations including licensing irregularities or the misconduct of security officers from time to time in the ordinary course of our business. However, our management believes we are in material compliance with all applicable laws and regulations. See “Risk Factors—Regulation.”

Employees

Our business is labor intensive and is consequently affected by the availability of qualified personnel and the cost of labor. Although the security services industry is characterized by high turnover, we have not experienced any material difficulty in hiring qualified security officers. In some cases, when labor has been in short supply, we have been required to pay higher wages and/or incur overtime charges. We have approximately 4,750 total employees, including 3,600 full-time employees, the majority of whom are hourly service workers, and approximately 242 of whom serve as managers, administrative employees and executives in our 25 offices nationwide.

Approximately 90% of our employees do not belong to a labor union. The remaining 10% of our employees, including in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International and LaGuardia airports, are members of the Special & Superior Officers Benevolent Association. Many of our competitors’ employees in New York City are also unionized. In the past, our employees at Los Angeles International Airport worked under a collective bargaining agreement with a local uncertified union. On December 30, 2011, that collective bargaining agreement was terminated in accordance with the majority vote of the subject employees.  The union has attempted to overturn the termination before the National Mediation Board and to date such efforts have been unsuccessful.   Our relations with our employees are satisfactory, and we have not experienced any work stoppages as a result of labor disputes.

Intellectual Property

We own the service marks “Command Security Corporation,” and “CSC” for security officer, detective, private investigation services and security consulting services.

We own the trademark “Smart Tracker” for the computer programs we use in dispatching and tracking small vehicles, such as carts and wheelchairs at transportation terminals. In April 2015, we also sought a word mark/service mark for CommandTrack and CommandTrack-Air, which encompasses tracking of security officers and personnel, as well as location and monitoring services for small vehicles such as carts and wheelchairs.

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

We have incurred and may incur additional significant costs, which we may not be able to recover, in connection with a stay of the transition of the contracts awarded to us by the U.S. Postal Service.

On December 31, 2014, the Company received notification of the award of the U.S. Postal Service (“USPS”) contract under Solicitation No. 2B-14-A-0078, valued at approximately $250 million over a ten year term of service. The contract provides for security services at 50 USPS locations in 18 states, Puerto Rico and the District of Columbia, valued at approximate $20 million per year, as well as the operation of the two USPS National Law Enforcement Communication Centers (NLECC) at Dulles International Airport, Virginia and in Ft. Worth, Texas, valued at approximately $5 million per year. The award includes a four year base contract and three two-year options.

On January 29, 2015 the Company announced that the USPS had issued a stay of the transition of the contract awarded to the Company pending the resolution of a dispute over the award of such contract. The contract at issue was disclosed in a press release issued by the Company on January 6, 2015, and in a Form 8-K filed by the Company with the Securities and Exchange Commission on January 12, 2015. On January 27, 2015, the Company was notified by the USPS that ABM Security Services (“ABM”) had lodged a protest with the USPS seeking to overturn the contract that was awarded to the Company.

In a decision dated June 15, 2015, the USPS Supplier Disagreement Resolution Officer found that the December 31, 2014 contract awarded to the Company represented the best value for the USPS. Accordingly, the Supplier Disagreement Resolution Officer denied the disagreement filed by ABM, and lifted the stay on the performance of the December 31, 2014 contract with the Company.

On June 17, 2015, the Company was notified by the United States Department of Justice that ABM has expressed intent to file a protest with the Court of Federal Claims challenging the award of the USPS contract to the Company, and seeking an injunction to stop the transition of the USPS contract to the Company. On June 23, 2015, ABM filed a protest with the Court of Federal Claims challenging the award of the USPS contract to the Company, and the USPS expressed an intent to stay the transition of the contract awarded the Company pending resolution of the Court of Federal Claims protest filed by ABM. The Company cannot predict the duration or outcome of the dispute, including whether the transition will occur. As a result, we will not begin work on the contract unless and until the stay is lifted. We have incurred and may incur start-up costs and other expenses in connection with the award of the contract from the USPS, including the acquisition of equipment and hiring and training of personnel. In addition, we may incur significant costs and expenses, including legal fees, in connection with the stay of the transition of the contract to us. It is not clear to what extent, if or when we may recover any of the costs incurred in connection with the contract or the stay of the transition of the contract. Furthermore, we cannot determine how long the stay of the transition of the contract to us will remain in effect or predict the outcome of the dispute, including whether the transition will occur. If the contract is terminated, we cannot predict the amount, if any, of the start-up costs that we may be able to recover.

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

Significant Customers

We rely on a limited number of customers for a significant portion of our revenues. In the fiscal year ended March 31, 2015, the Company had six customers who represented approximately 40% of the Company’s total revenue in the aggregate, with two of those customers representing 15% and 10% of total revenue, respectively. These customers include two domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility and a California based high-technology company. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation. As was announced by the Company on March 19, 2014, the Company was not awarded the follow-on contract for the Western Region of this major transportation company. The contract for the Western Region expired on May 31, 2014.

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

We Hold a Minority Equity Investment in Ocean Protection Services LLC

We currently have a twenty percent minority interest in Ocean Protection Services LLC, a Delaware limited liability company (“OPS”). Although we are able to exercise some influence over OPS, we do not control OPS and therefore do not have the ability to direct OPS’s business plan, assure quality control, or set the timing and pace of development. OPS is controlled by our partner, whose interests may not be aligned with ours or who may not share our goals for the business. Should we disagree with their direction for OPS, we may not have the ability to change the course of OPS’s business.

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

The Litigation Environment in Which we Operate Poses a Significant Risk to our Business.

We are involved in a number of lawsuits related to employment issues. Judges and juries in the State of California have recently demonstrated a willingness to grant large verdicts to plaintiffs in employment related cases. We use appropriate means to contest litigation threatened or filed against us, however, the litigation environment in the State of California poses a significant business risk.

The Cost and Exposure of Being a Public Company is Proportionately High for Small Companies like us and May Put us at a Competitive Disadvantage.

The rules and regulations promulgated by the Securities and Exchange Commission increase the scope, complexity, and cost of our corporate governance, reporting and disclosure practices. The necessary compliance costs, including costs related to internal controls and management’s assessment of the effectiveness of internal controls, are proportionately higher for a company of our size. Additionally, the disclosures we make can represent a significant proportion of our business and such disclosure can put us at a competitive disadvantage to our competitors who do not make comparable disclosures.

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

Collective Bargaining Agreements and Organized Labor Action

Approximately 10% of our employees are covered by collective bargaining agreements. If we are unable to renew such agreements on satisfactory terms, our labor costs could increase, which would negatively affect our business, financial condition and results of operations.

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

Concentration of Stock Ownership

Although none of our directors and officers has any agreement relating to the manner in which they will vote their shares of our common stock, such parties together beneficially own shares representing approximately 36% of the outstanding common stock. Further, as of March 31, 2015, based on public filings, there are three other shareholders that combined own 27% of the Company’s outstanding shares. The concentration of ownership among these shareholders could give them the power to influence the outcome of substantially all matters subject to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. Such decisions may conflict with the interests of our other shareholders. This beneficial ownership and potential effective control on all matters relating to our business and operations could eliminate the possibility of other shareholders obtaining the necessary shareholder vote to affect any change in the course of our business if they disagree with these significant shareholders.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands the availability of health care coverage to many uninsured individuals and in some cases expands coverage to those already insured. Provisions of this law have become and will become effective at various dates over the next several years and many of the regulations and guidance for the law have not been implemented. The changes required by this legislation could cause us to incur additional healthcare and other costs. The costs of these provisions are expected to be funded by a variety of taxes and fees. Some of the taxes and fees, as well as certain health care changes required by these acts, are expected to result, directly or indirectly, in increased health care costs for us. It remains difficult to predict the cost impact of health care reform and at this time, we cannot quantify the extent of any long-term impact from the legislation or any potential changes to the legislation. There is no assurance that we will be able to absorb and/or pass through the costs of complying with such legislation in a manner that will not adversely impact our results of operations.

Our current and future operations may be subject to additional regulation as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are interpreted.

Economic Downturn

During economic declines, some decisions to implement security programs and install systems may be deferred or cancelled. In other cases, customers may increase their purchases of security systems because they fear more inventory shrinkage and theft will occur due to increasing economic need. We are not able to accurately predict to what extent an economic slowdown will affect the demand for our services. If demand for our services decreases, our business, financial condition and results of operations will be adversely affected.

Catastrophic Events

We are exposed to potential claims resulting from the occurrence of catastrophic events, such as acts of terrorism, or based upon allegations that we failed to perform our services in accordance with contractual or industry standards. Our insurance coverage limits are currently $1.0 million per occurrence for non-aviation related business (with additional first and second layer excess liability policies of $5.0 million and $10.0 million, respectively) and $30.0 million per occurrence for aviation related business. We retain the risk for the first $25,000 of general liability non-aviation related operations. The Aviation related deductible is $5,000 per occurrence, with the exception of $50,000 for airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. The Terrorism Risk Insurance Act of 2002 established a program within the United States Department of the Treasury, under which the federal government and the insurance industry, share the risk of loss from future “acts of terrorism,” as defined in such Act. We currently maintain additional insurance coverage for losses arising from “acts of terrorism” under our non-aviation related business policy. In addition, terrorist attacks could have a material adverse impact on us by increasing our insurance premium costs, making adequate insurance coverage unavailable or by requiring us to incur additional personnel costs as a result of compliance with expanded security rules and regulations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of March 31, 2015, we did not own any real property. We occupy executive offices at 512 Herndon Parkway, Herndon, VA 20170, consisting of approximately 11,000 square feet. We also lease office space at the following locations under long-term operating or short-term month-to-month leases:

Location

1903 South Congress Avenue	1767 Morris Avenue
Suite 150	Suite 101, First Floor
Boynton, FL	Union, NJ

5805 Blue Lagoon Drive	100 Wells Street
Suite 110	#2AB
Miami, FL	Hartford, CT

8929 South Sepulveda Boulevard	80-02 Kew Gardens Road
Suite 300	Suite 401
Los Angeles, CA	Kew Gardens, NY

409 Camino Del Rio South	17 Battery Place
Suite 100	Suite 223
San Diego, CA	New York, NY

Los Angeles World Airports	388 Westchester Avenue
Terminal 2 & Tom Bradley International Terminal	Port Chester, NY
Los Angeles, CA
52 Oswego Street
733-737 Ames Avenue	Baldwinsville, NY
Milpitas, CA
JFK International Airport
1630 S. Sunkist Street	175-01 Rockaway Boulevard
Unit O	Jamaica, NY
Anaheim, CA	(Idle facility no longer in use)

Pittsburgh International Airport	LaGuardia Airport
1000 Airport Boulevard	United Hangar #2
Ticketing Level of the Landside Terminal Building	Rooms 328
Pittsburgh, PA	Flushing, NY

Two International Plaza	2144 Doubleday Avenue
Suite 242	Ballston Spa, NY
Philadelphia, PA

780 Elkridge Landing Road	669 Elmwood Avenue
Suite 220	Suite B-4
Linthicum Heights, MD	Providence, RI

Baltimore-Washington International Airport	Suite 208-L Wilson Building
Baltimore, MD	3511 Silverside Road, Concord Plaza
Wilmington, DE

21 Cummings Park	9730 South Western Avenue
Suite 224	Evergreen Plaza Shopping Center
Woburn, MA	Suite 640
Evergreen Park, IL

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

In July 2012, the Service Employee International Union (SEIU) filed a suit in U.S. District Court – Northern District Court against the Company seeking the restoration of the collective bargaining agreement between SEIU and the Company following a majority vote of Aviation Safeguards employees in December 2011 to withdraw recognition of the union. On February 20, 2014, the U.S. District Court, Central District of California, ruled in favor of the Company and granted our motion for summary judgment in full, denied the plaintiffs’ motion for summary judgment and terminated the case. The plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on March 18, 2014 and both parties have subsequently filed appellate briefs. The Court of Appeals for the Ninth Circuit has not yet set a date for oral argument. A related lawsuit was filed on July 6, 2012 by the California Service Employees Health and Welfare Trust Fund in U.S. District Court Northern District Court seeking to maintain the payment of monthly health insurance contributions which were stopped by the Company following the termination of the collective bargaining agreement. Venue was subsequently transferred to the U.S. District Court for the Central District of California. On July 31, 2014 the U.S. District Court – Central District Court denied the plaintiff’s motion for summary judgment and granted partial summary judgment in favor of the Company.

On April 29, 2014, the California Superior Court granted a plaintiffs' motion to certify a class consisting of all persons who were employed by the Company in a non-exempt security officer position within the State of California at any time since May 2, 2007 through the date of trial who agreed to and signed an on-duty meal period agreement at the time of their employment. The case is a certified class action involving allegations that the Company violated certain California state laws relating to on-duty meal and rest breaks.

The Company intends to conduct a vigorous defense of this case, which is currently in the discovery stage. The Company is unable to determine the potential outcome of this case, which could be material, at this time. The trial date has been set for March 16, 2016.

The nature of our business is such that there is a significant volume of routine claims and lawsuits against us, the vast majority of which do not lead to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability. Some of the claims brought against us could result in significant payments; however, the exposure to us for general liability claims is limited to the deductibles under our insurance policies, as well as any amount in excess of the maximum coverage provided by such policies. Any punitive damage award would not be covered by our general liability insurance policy. Also, the premiums we pay under our insurance policies may be adversely affected by an unfavorable claims history.

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

Last Sales Price Period (1)	Common stock market price
	Low	High
2015
First Quarter	$1.72	$2.03
Second Quarter	1.77	2.40
Third Quarter	1.70	2.29
Fourth Quarter	1.75	3.55

2014
First Quarter	$1.42	$1.85
Second Quarter	1.33	1.55
Third Quarter	1.40	2.60
Fourth Quarter	1.77	2.31

(1) Reflects fiscal years ended March 31, 2015 and 2014 as indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and may not represent actual transactions. The past performance of our common stock is not necessarily indicative of the price at which it may trade in the future.

As of June 19, 2015 there were approximately 1,300 holders of our common stock.

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

Common Stock Repurchases

On December 8, 2011, the Company’s Board of Directors authorized a stock repurchase program that initially allowed us to repurchase up to $2,000,000 of our common stock on the open market. In November 2012, the Company’s Board of Directors authorized an increase of up to $4,000,000 of our common stock to be repurchased. To date, the Company has repurchased $3,058,873 of the $4,000,000 authorized under the stock repurchase program. The ability of the Company to repurchase shares under the stock repurchase program is subject to the approval of Wells Fargo under the Credit Agreement. Common stock repurchases are recorded as treasury stock, at cost. The program does not have a prescribed expiration date. See “Notes to Financial Statements—Note 17 Issuer Purchases of Equity Securities.” No shares were purchased during the fiscal years ended March 31, 2015 and March 31, 2014.

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

Minority Investment in Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPS. The Company’s proportionate share of net income for the approximate two week period ended March 31, 2014 was not material and has not been reflected in the Company’s financial statements for the period ended March 31, 2014. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists that are being amortized on a straight-line basis over ten years and goodwill, which is reviewed annually for impairment. The life assigned to customer lists acquired is based on management’s estimate of our expected customer attrition rate. The attrition rate is estimated based on historical contract longevity and management’s operating experience. We test for impairment annually or when events and circumstances warrant such a review, if earlier. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with FASB ASC 360, Property, Plant and Equipment.

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

Stock Based Compensation

FASB ASC 718, Stock Compensation , requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $203,215 and $152,362 for stock based compensation have been recorded for the fiscal years ended March 31, 2015 and 2014, respectively.

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

Recent Developments

On December 31, 2014, the Company received notification of the award of the U.S. Postal Service (“USPS”) contract under Solicitation No. 2B-14-A-0078, valued at approximately $250 million over a ten year term of service. The contract provides for security services at 50 USPS locations in 18 states, Puerto Rico and the District of Columbia, valued at approximate $20 million per year, as well as the operation of the two USPS National Law Enforcement Communication Centers (NLECC) at Dulles International Airport, Virginia and in Ft. Worth, Texas, valued at approximately $5 million per year. The award includes a four year base contract and three two-year options.

On January 29, 2015 the Company announced that the USPS had issued a stay of the transition of the contract awarded to the Company pending the resolution of a dispute over the award of such contract. The contract at issue was disclosed in a press release issued by the Company on January 6, 2015, and in a Form 8-K filed by the Company with the Securities and Exchange Commission on January 12, 2015. On January 27, 2015, the Company was notified by the USPS that ABM Security Services (“ABM”) had lodged a protest with the USPS seeking to overturn the contract that was awarded to the Company.

In a decision dated June 15, 2015, the USPS Supplier Disagreement Resolution Officer found that the December 31, 2014 contract awarded to the Company represented the best value for the USPS. Accordingly, the Supplier Disagreement Resolution Officer denied the disagreement filed by ABM, and lifted the stay on the performance of the December 31, 2014 contract with the Company.

On June 17, 2015, the Company was notified by the United States Department of Justice that ABM has expressed intent to file a protest with the Court of Federal Claims challenging the award of the USPS contract to the Company, and seeking an injunction to stop the transition of the USPS contract to the Company. On June 23, 2015, ABM filed a protest with the Court of Federal Claims challenging the award of the USPS contract to the Company, and the USPS expressed an intent to stay the transition of the contract awarded the Company pending resolution of the Court of Federal Claims protest filed by ABM. The Company cannot predict the duration or outcome of the dispute, including whether the transition will occur.

RESULTS OF OPERATIONS

Revenues

Our revenues decreased by $17.5 million, or 11.2%, to $139.2 million for the fiscal year ended March 31, 2015, from $156.7 million in the prior year. The decrease in revenues for the fiscal year ended March 31, 2015 was due mainly to a $17.1 million reduction in revenues from a major transportation company following the loss of the Western region services contract with this customer effective May 31, 2014. In addition, revenues from temporary aviation related construction services decreased by $0.4 million, from a state government in the northeastern United States by $1.1 million, and from other commercial and industrial customers by $1.4 million. These decreases were partly offset by increases in revenues from several airlines of $2.5 million, from healthcare facilities in the northeastern United States of $0.8 million and from financial services companies of $0.7 million.

Gross Profit

Our gross profit for the fiscal year ended March 31, 2015 decreased by $1.6 million to $19.3 million, (13.9% of revenues), from $20.9 million, (13.3% of revenues), for fiscal 2014. The decrease was due mainly to the above-mentioned reduction in revenues from a major transportation company partly offset by increases in aviation services, services to healthcare facilities and financial services companies.

We have an insurance policy covering workers’ compensation claims in states in which we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2.6 million and $3.1 million for the fiscal years ended March 31, 2015 and 2014, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others. We insure against such claims and suits through general liability policies with third-party insurance companies. Our insurance coverage limits are currently $1.0 million per occurrence for non-aviation related business (with additional first and second layer excess liability policies of $5.0 million and $10.0 million, respectively) and $30.0 million per occurrence for aviation related business. We retain the risk for the first $25,000 of general liability non-aviation related operations. The Aviation related deductible is $5,000 per occurrence, with the exception of $50,000 for airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to us.

General and Administrative Expenses

Our general and administrative expenses were $17.5 million and $17.9 million for the fiscal years ended March 31, 2015 and 2014, respectively, or 12.6% of revenues and 11.4% of revenues, respectively. Lower legal and labor settlement costs and lower rent and facility costs were partially offset by higher consulting and temporary labor and bid and proposal related costs.

Provision for Doubtful Accounts

The provision for doubtful accounts for the year ended March 31, 2015, net of recoveries, decreased by $504,813 to net recoveries of $130,059 as compared with $374,754 of net expense in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts for the year ended March 31, 2015 related primarily to the recovery of approximately $250,000 of specific accounts previously considered uncollectible and the overall decrease in total accounts receivable.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the fiscal year ended March 31, 2015 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Expense

Interest expense for the fiscal year ended March 31, 2015 decreased by $61,986 to $155,074 from $217,060 in fiscal 2014. The decrease in interest expense for the year ended March 31, 2015 was due to lower average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Equity Earnings in Minority Investment of Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPS. The Company’s proportionate share of net income for the fiscal year ended March 31, 2015 was $505,000. There were no earnings from equity investments in the prior year. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

Provision for Income Taxes

The provision for income taxes decreased by $0.3 million to $1.0 million for the fiscal year ended March 31, 2015 compared with $1.3 million in the corresponding period of the prior year, primarily due to lower pre-tax earnings and a reduction of permanent tax differences resulting from the cancellation of stock options previously held by former employees. The Company’s effective income tax rate decreased by 10.1% to 43.8% for the fiscal year ended March 31, 2015 from 53.9% in the corresponding period of the prior year. Pretax income decreased by $0.2 million to $2.2 million in the fiscal year ended March 31, 2015 from $2.4 million in the corresponding period of the prior year.

Earnings

Our net income for the fiscal years ended March 31, 2015 and 2014 was $1.3 million and $1.1 million, respectively. The increase in net income was primarily related to equity earnings in the minority investment of Ocean Protection Services LLC (“OPS”) as well as decreases in bad debt expense, interest costs and income taxes, partially offset by the aforementioned decreases in revenues and gross profits.

LIQUIDITY AND CAPITAL RESOURCES

We pay employees on a bi-weekly basis while customers pay for services generally within 60 days from the invoice date.  We maintain a commercial revolving loan arrangement, currently with Wells Fargo Bank, National Association (“Wells Fargo”).  We fund our payroll and operations primarily through borrowings under our $20.0 million credit facility with Wells Fargo (as amended, the “Credit Agreement”), described below under “—Wells Fargo Revolving Credit Facility.”

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

Short-Term Borrowings

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment (i) extends the date through which the Company may repurchase up to $2.0 million of its common stock, subject to certain conditions, to March 31, 2015; and (ii) provides for a Permitted Over-advance Amount (as defined in the Credit Agreement) in the amount of $2.125 million which shall be reduced by the amount of $0.265 million on the first day of each fiscal quarter beginning October 1, 2014. The balance of the Permitted Over-Advance as of March 31, 2015, is $1.6 million. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

Under the Credit Agreement, as of March 31, 2015, the interest rate was 2.0% for LIBOR loans and revolving loans. At March 31, 2015, we had $2.4 million of cash on hand. We also had $6.0 million in LIBOR loans and Over-advances outstanding, no revolving loans outstanding and $0.12 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 45.8% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the fiscal year ended March 31, 2015, we were in compliance with all covenants under the Credit Agreement.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2015 and 2014:

	2015	2014
Net cash provided by operating activities	$3,400,606	$5,004,982
Net cash used in investing activities	(145,866)	(2,210,694)
Net cash (used in)/provided by financing activities	(4,289,328)	667,635

Investments and Capital Expenditures

We have no material commitments for investments and capital expenditures at this time.

Financing

The Company uses borrowings under its Credit Agreement to meet its working capital needs and may obtain short-term financing to meet its insurance needs.  See “Wells Fargo Credit Facility” and “—Other Borrowings” above.

Working Capital

Our working capital increased by $1.9 million, or 16.1%, to $13.7 million as of March 31, 2015, from $11.8 million as of March 31, 2014.

There were checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1.16 million as of March 31, 2015, compared with $1.22 million at March 31, 2014.  Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

OUTLOOK

Strategic Initiatives

Our Board of Directors and management have initiated a number of strategic actions to improve the Company’s performance.  Since Craig P. Coy joined the Company as Chief Executive Officer on January 3, 2012, we have identified and implemented strategic initiatives designed to further increase efficiencies across the organization and lower the overall cost structure.  Key elements of the Company’s on-going initiatives include:

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

Our gross profit margin increased during the fiscal year ended March 31, 2015 to 13.9% of revenues, compared with 13.3% for fiscal 2014.   We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have.   However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, improved workers’ compensation experience ratings, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

In the fiscal year ended March 31, 2015, the Company had six customers who represented approximately 40% of the Company’s total revenue in the aggregate, with two of those customers representing 15% and 10% of total revenue, respectively. These customers include two domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility and a California based high-technology company. As was announced by the Company on March 19, 2014, the Company was not awarded the follow-on contract for the Western Region of this major transportation company. The contract for the Western Region expired on May 31, 2014.

Our security services division generated approximately $92.1 million or 66% of our total revenues for the fiscal year ended March 31, 2015. There is no assurance that we will not lose additional contracts with this or other significant customers in the future, the loss of which may have a material adverse effect on our business, results of operations and financial condition.

Our aviation services division generated approximately $47.1 million or 34%, of our total revenues for the fiscal year ended March 31, 2015. The aviation industry continues to face various financial and other challenges, including the cost of security and higher fuel prices. Additional bankruptcy filings by aviation and non-aviation customers could have a material adverse impact on our liquidity, financial condition and results of operations.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, as described above.  As of the close of business on June 5, 2015, our cash availability plus cash on hand was approximately $10.4 million, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise.  The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2015 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2015 and for the period then ended.

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)	There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the fourth quarter of fiscal 2015 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders which is expected to be filed with the SEC within 120 days of the close of the our fiscal year ended March 31, 2015 (the “2015 Proxy Statement”) under the captions “Proposal One: Election of Directors,” “Information Concerning Executive Officers,” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the 2015 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the 2015 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the 2015 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be set forth in the 2015 Proxy Statement under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
	(1)	Financial Statements:	Page Number from this Form 10-K
		Report of Independent Registered Public Accounting Firm	F-1
		Balance Sheets - March 31, 2015 and 2014	F-2
		Statements of Income - years ended March 31, 2015 and 2014	F-3
		Statements of Changes in Stockholders' Equity - years ended March 31, 2015 and 2014	F-4
		Statements of Cash Flows - years ended March 31, 2015 and 2014	F-5
		Notes to Financial Statements	F-7

	(2)	Financial Statement Schedules:

		Schedule II - Valuation and Qualifying Accounts	F-20
Schedules not listed above have been omitted as not applicable, immaterial or disclosed in the Financial Statements or notes thereto.

	(3)	Exhibits:

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

Date: June 26, 2015

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

Signature	Title	Date

/s/ Thomas P. Kikis	Chairman of the Board	June 26, 2015
Thomas P. Kikis

/s/ Craig P. Coy	Director and Chief Executive Officer	June 26, 2015
Craig P. Coy	(Principal Executive Officer)

/s/ N. Paul Brost	Chief Financial Officer	June 26, 2015
N. Paul Brost	(Principal Accounting Officer)

/s/ James P. Heffernan	Director	June 26, 2015
James P. Heffernan

/s/ Janet L. Steinmayer	Director	June 26, 2015
Janet L. Steinmayer

/s/ Marc Sullivan	Director	June 26, 2015
Marc Sullivan

COMMAND SECURITY CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit of Incorporation 3.3 of the Form 10-K for the fiscal year ended March 31, 1993.
3.2	By-Laws, as amended	Incorporated by reference to Exhibit 3.1 on Form 8-K filed September 25, 2013.
3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.4 on Form 10-K for the fiscal year ended March 31, 2010.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to Registrant's Registration Statement on Form S-18, file number 33, 35007-NY.
4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-1 filed October 27, 1993.
10.1	Agreement for Purchase and Sale of Assets dated June 13, 2006, for the acquisition of Sterling Protective Group, Inc.	Incorporated by reference to Exhibit 10.6 of the Form 8-K filed June 13, 2006.
10.2	Stock Purchase Agreement dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 12, 2007.
10.3	Amended and Restated Plan of Merger dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed April 12, 2007.
10.4	Wells Fargo Business Credit, Credit and Security Agreement dated February 12, 2009	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed February 17, 2009.
10.5	Second Amendment to Wells Fargo Business Credit and Security Agreement dated as of October 18, 2011	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 18, 2011.
*10.6	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25 of the Form 10-K for the fiscal year ended March 31, 2001 filed July 3, 2001.
*10.7	2005 Stock Incentive Plan	Incorporated by reference to Exhibit 99.5 of the Form 10-K for the fiscal year ended March 31, 2006 filed June 28, 2006.
*10.8	2009 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A of the 2009 Proxy Statement filed July 29, 2009.
*10.9	Craig P. Coy Employment Agreement	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended March 31, 2012.
*10.10	Scott Landry Employment Offer Letter dated October 1, 2012	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 4, 2012.
*10.11	Third Amendment to Credit and Security Agreement dated as of November 6, 2012, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 8, 2012.
*10.12	N. Paul Brost Employment Offer Letter dated January 11, 2013	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed January 17, 2013.
*10.13	Coy Employment Agreement Extension dated December 23, 2014	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed December 29, 2014
11.1	Computation of Income Per Share of Common Stock	Incorporated by reference to Note 8 of the Financial Statements filed with this Annual Report on Form 10-K.
31.1	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
31.2	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
32.1	Section 1350 Certifications	Filed herewith.
32.2	Section 1350 Certifications	Filed herewith.
99.1	Press Release dated June 26, 2015 announcing March 31, 2015 fourth quarter and fiscal year results	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

* Management contract or compensatory plan or arrangement.

Report of Independent Registered

Public Accounting Firm

To the Board of Directors

and Stockholders of

Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2015 and 2014, and the related statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2015. Our audits of the basic financial statements included the financial statement schedule II – Valuation and Qualifying Accounts. Command Security Corporation’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP
June 26, 2015
Poughkeepsie, New York

Command Security Corporation

Balance Sheets

March 31, 2015 and 2014

ASSETS	March 31, 2015	March 31, 2014

Current assets:
Cash and cash equivalents	$2,435,839	$3,470,427
Accounts receivable, net of allowance for doubtful accounts accounts of $614,105 and $627,711, respectively	21,712,036	25,328,451
Prepaid expenses	1,653,404	1,533,475
Other assets	3,283,195	3,176,585
Total current assets	29,084,474	33,508,938

Furniture and equipment at cost, net	383,860	478,245

Other assets:
Intangible assets, net	1,763,805	2,163,156
Restricted cash	-	83,118
Minority investment in unconsolidated affiliate	2,630,000	2,125,000
Other assets	2,725,016	2,746,649
Total other assets	7,118,821	7,117,923

Total assets	$36,587,155	$41,105,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,161,023	$1,219,909
Short-term borrowings	6,000,000	10,511,360
Accounts payable	620,282	1,234,307
Accrued expenses and other liabilities	7,647,102	8,710,408
Total current liabilities	15,428,407	21,675,984

Insurance reserves	584,569	673,161
Total liabilities	16,012,976	22,349,145

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value per share, 50,000,000 shares authorized, 11,483,764 and 9,731,564 shares issued and outstanding, respectively, in 2015 and 11,257,369 and 9,505,167 shares issued and outstanding, respectively in 2014	1,149	1,126
Treasury stock, at cost, 1,752,200 and 1,752,200 shares, respectively	(2,885,579)	(2,885,579)
Additional paid-in capital	18,245,747	17,685,815
Accumulated earnings	5,212,862	3,954,599
Total stockholders’ equity	20,574,179	18,755,961

Total liabilities and stockholders’ equity	$36,587,155	$41,105,106

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Income

Years Ended March 31, 2015 and 2014

	2015	2014

Revenues	$139,185,400	$156,710,517
Cost of revenues	119,907,591	135,850,889

Gross profit	19,277,809	20,859,628

Operating expenses
General and administrative	17,519,531	17,863,068
Provision for doubtful accounts, net	(130,059)	374,754
	17,389,472	18,237,822

Operating income	1,888,337	2,621,806

Other expenses
Interest expense	(155,074)	(217,060)

Income before income taxes and equity earnings in minority investment of unconsolidated affiliate	1,733,263	2,404,746

Equity earnings in minority investment of unconsolidated affiliate	505,000	-

Income before income taxes	2,238,263	2,404,746

Provision for income taxes	980,000	1,295,000

Net income	$1,258,263	$1,109,746

Income per share of common stock
Basic	$0.13	$0.12
Diluted	$0.13	$0.12

Weighted average number of common shares outstanding
Basic	9,637,594	9,226,693
Diluted	9,919,654	9,493,527

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Changes in Stockholders' Equity

Years Ended March 31, 2015 and 2014

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings	Total

Balance at March 31, 2013	$-	$1,085	$(2,885,579)	$16,998,541	$2,844,853	$16,958,900

Options exercised, net		41		534,912		534,953
Stock compensation cost				152,362		152,362
Net income					1,109,746	1,109,746

Balance at March 31, 2014	-	1,126	(2,885,579)	17,685,815	3,954,599	18,755,961
						-
Options exercised		23		280,895		280,918
Stock based compensation tax benefits				75,822		75,822
Stock compensation cost				203,215		203,215
Net income					1,258,263	1,258,263

Balance at March 31, 2015	$-	$1,149	$(2,885,579)	$18,245,747	$5,212,862	$20,574,179

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Cash Flows

Years Ended March 31, 2015 and 2014

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	2015	2014
Cash flows from operating activities:
Net income	$1,258,263	$1,109,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642,700	675,603
Provision for doubtful accounts, net	(130,059)	374,754
Equity earnings in minority investment of unconsolidated affiliate	(505,000)	-
Rent expense	(21,038)	225,374
Gain/(loss) on asset dispositions	(3,098)	1,540
Stock based compensation costs	203,215	152,362
Insurance reserves	(88,592)	68,949
Deferred income taxes	37,226	2,429
Restricted cash	83,118	(30)
Changes in operating assets and liabilities:
Accounts receivable	3,746,475	2,757,449
Prepaid expenses	(44,107)	565,990
Other assets	(122,204)	(460,989)
Decrease in accounts payable and other liabilities	(1,656,293)	(468,195)
Net cash provided by operating activities	3,400,606	5,004,982

Cash flows from investing activities:
Purchases of equipment	(145,866)	(85,694)
Minority investment in unconsolidated affiliate	-	(2,125,000)
Net cash used in investing activities	(145,866)	(2,210,694)

Cash flows from financing activities:
Net advances/(repayments) on short-term borrowings	(4,511,360)	1,010,938
Decrease in checks issued in advance of deposits	(58,886)	(878,256)
Proceeds from option exercises, net	280,918	534,953
Net cash (used in)/provided by financing activities	(4,289,328)	667,635

Net change in cash and cash equivalents	(1,034,588)	3,461,923

Cash and cash equivalents, beginning of period	3,470,427	8,504

Cash and cash equivalents, end of period	$2,435,839	$3,470,427

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Cash Flows, Continued

Years Ended March 31, 2015 and 2014

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:

	2015	2014

Interest	$161,551	$219,947
Income taxes	1,060,050	1,957,121

2. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company may obtain short-term premium financing to assist with meeting its annual property and casualty insurance needs. For the fiscal year ended March 31, 2015, no short-term financing was obtained for this purpose. For the fiscal year ended March 31, 2014, $1,018,000 was financed for this purpose. These insurance premium financings have been excluded from the statements of cash flows presented.

See accompanying Notes to Financial Statements

Command Security Corporation

Notes to Financial Statements

March 31, 2015 and 2014

1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation. In this discussion, the words "Company", "we", "our" and "us" refer to Command Security Corporation.

Principal Business Activities

We are a security services company which principally provides uniformed security officers and aviation security services to commercial, financial, industrial, aviation and governmental customers throughout the United States. We provide our security services to our customers through Command Security, our security division, and our aviation security services through our Aviation Safeguards division. The Company has operations in California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, Texas, Virginia, Washington, and West Virginia.

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

Minority Investment in Unconsolidated Affiliate

The Company uses the equity method to account for its investment in Ocean Protection Services, LLC. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is generally recorded using the straight-line method over estimated useful lives of the equipment ranging from three to seven years.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2015 and 2014

Intangible Assets

Intangible assets are stated at cost and consist primarily of customer lists that are being amortized on a straight-line basis over a period of ten years, and goodwill, which is reviewed annually for impairment. The life assigned to customer lists acquired is based on management's estimate of our expected customer attrition rate. The attrition rate is estimated based on historical contract longevity and management's operating experience. We test for impairment annually or when events and circumstances warrant such a review, if earlier. Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with FASB ASC 360, Property, Plant and Equipment.

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

The Company is self-insured up to certain stop loss amounts for worker’s compensation claims. The Company has purchased stop loss coverage that insures individual claims that exceed $500,000. Additionally, the Company has purchased stop loss coverage that insures claims in the aggregate that exceed $6.5 million and $6.6 million for the policy years ended September 30, 2015 and 2014 respectively.

The Company’s workers’ compensation insurance premiums (including loss fund deposits, surcharges, assessments, broker’s fees and excluding loss fund handling charges) were $3.3 million and $3.4 million for the policy years ended September 30, 2015 and 2014, respectively. Related loss handling charges for the policy year ended September 30, 2015 as of March 31, 2015 were $36,800, as compared with loss handling charges of $196,146 for the full policy year ended September 30, 2014. The Company utilizes the services of a third party administrator to manage workers’ compensation claims for the policy year ended September 30, 2015.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of March 31, 2015 and 2014.

Income per Share

Under the requirements of FASB ASC 260, Earnings per Share, the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2015 and 2014 because of the effect the assumed issuance of common shares would have if the outstanding stock options were exercised.

Stock-Based Compensation

FASB ASC 718, Stock Compensation , requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $203,215 and $152,362 for stock based compensation have been recorded for the years ended March 31, 2015 and 2014, respectively.

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2015 and 2014

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

·	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;
·	Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
·	Level 3, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions.

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

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The ASU is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, that it may have on our current practices.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This pronouncement is effective for fiscal and interim periods beginning after December 15, 2015. Other than requiring a different presentation within the balance sheet, the adoption of this ASU is not expected to have a material impact on our financial statements.

2. Furniture and Equipment

Furniture and equipment at March 31, 2015 and 2014 consist of the following:

	2015	2014

Transportation equipment	$232,954	$232,954
Security equipment	1,306,403	1,226,460
Office furniture and equipment	2,790,607	2,724,087

	4,329,964	4,183,501
Accumulated depreciation	(3,946,104)	(3,705,256)

Total	$383,860	$478,245

Depreciation expense for the fiscal years ended March 31, 2015 and 2014, was $243,349 and $275,738, respectively, and includes amortization of assets under capital lease arrangements in the amount of $17,772 for the year ended March 31, 2014. Assets acquired under capital lease arrangements were fully amortized as of March 31, 2014 (see Note 14).

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2015 and 2014

3. Intangible Assets

Intangible assets at March 31, 2015 and 2014 consist of the following:

	2015	2014

Customer Lists	$4,274,915	$4,274,916
Goodwill	895,258	895,258
	5,170,173	5,170,174

Accumulated amortization	(3,406,368)	(3,007,018)
Total	$1,763,805	$2,163,156

Included in intangible assets for the fiscal years ended March 31, 2015 and 2014 is goodwill of $895,258 that is not subject to amortization. Amortization expense for the fiscal years ended March 31, 2015 and 2014 was $399,351 and $399,867, respectively. Amortization expense for the years ending March 31, 2016, 2017, 2018, and 2019 for the intangible assets noted above will be $398,838, $336,384 $106,680 and $26,645 respectively.

4. Restricted Cash

Restricted cash represents deposits for the benefit of the Company's insurance carrier as collateral for workers' compensation claims.

5. Minority Investment in Unconsolidated Affiliate

In March 2014, the Company made a 20% minority investment in Ocean Protection Services LLC, a Delaware limited liability company (“OPS”). OPS owns 100% of Ocean Protection Services, Ltd., a UK based company specializing in maritime security, risk management and risk analysis. The Company purchased 2,000 Class A Common Units of OPS for a purchase price of $2.125 million and funded the purchase price through borrowings under the Company’s existing line of credit. In connection with the investment, the Company may acquire additional ownership interest in OPS in the future. The excess of the carrying value of the Company’s investment in OPS and the Company’s proportionate share of the net assets of OPS is largely attributable to goodwill. Since the Company’s initial investment, there have been no additional capital contributions made or distributions received.

Our investment in OPS which is included in Minority investment in unconsolidated affiliate in our balance sheet, consists of the following:

Capital contributions	$2,125,000
Cumulative share of income	505,000
Cumulative share of distributions	-
Investment balance - March 31, 2015	$2,630,000

The following summarizes the combined assets, liabilities and equity, and combined results of operations of our equity method investment in OPS as of December 31, 2014:

Current assets	$3,992,357
Goodwill	10,663,390
Other non-current assets	324,221
Total assets	$14,979,968

Current liabilities	$2,549,594
Non-current liabilities	9,175,000
Shareholders' equity	3,255,374
Total liabilities and shareholders' equity	$14,979,968

Condensed statement of operations for the period March 14, 2014 through December 31, 2014:

Net operating revenues	$14,975,913
Gross profit	$4,798,841
Operating expenses	$2,099,452
Net income from continuing operations	$1,941,069

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2015 and 2014

6. Other Assets

Other assets at March 31, 2015 and 2014 consist of the following:

	March 31,	March 31,
	2015	2014

Workers' compensation insurance	$2,603,209	$2,441,236
Other receivables	6,000	6,000
Security deposits	159,100	198,870
Deferred tax asset	3,239,902	3,277,128
	6,008,211	5,923,234

Current portion	(3,283,195)	(3,176,585)

Total non-current portion	$2,725,016	$2,746,649

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

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2015 and 2014 consist of the following:

	March 31,	March 31,
	2015	2014

Payroll and related expenses	$5,610,224	$6,857,040
Taxes and fees payable	1,239,231	994,996
Accrued interest payable	1,921	5,000
Other	795,726	853,372

Total	$7,647,102	$8,710,408

8. Borrowings

Short-term borrowings at March 31, 2015 and 2014 consist of the following:

	2015	2014

Line of credit	$6,000,000	$10,000,000
Insurance financing	-	511,360

Total	$6,000,000	$10,511,360

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2015 and 2014

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment (i) extends the date through which the Company may repurchase up to $2.0 million of its common stock, subject to certain conditions, to March 31, 2015; and (ii) provides for a Permitted Over-advance Amount (as defined in the Credit Agreement) in the amount of $2.125 million which shall be reduced by the amount of $0.265 million on the first day of each fiscal quarter beginning October 1, 2014. The balance of the Permitted Over-Advance as of March 31, 2015, is $1.6 million. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

Under the Credit Agreement, as of March 31, 2015, the interest rate was 2.0% for LIBOR loans and revolving loans. As of March 31, 2015, we had $2.4 million of cash on hand. We also had $6.0 million in LIBOR loans and Over-advances outstanding, no revolving loans outstanding and $0.12 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 45.8% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We may obtain short-term financing to meet our annual property and casualty insurance needs. For the fiscal year ended March 31, 2015, no short-term financing was obtained for this purpose. For the fiscal year ended March 31, 2014, $1,018,000 was borrowed for this purpose at an annual interest rate of 2.185%. At March 31, 2014, we had $511,360 of short-term insurance borrowings outstanding. Such borrowings are collateralized by unearned premiums and dividends which may become payable under our insurance policies.

9. Income per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income for the fiscal years ended March 31, 2015 and 2014:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Year ended March 31, 2015
Basic EPS	$1,258,263	9,637,594	$0.13
Effect of dilutive shares:
Options issued September 2005, October 2010,
June 2011, September 2011, January 2012, April 2012,
August 2012, November 2012, January 2013, June 2013,
July 2013, July 2014 and December 2014		282,060	0.00
Diluted EPS	$1,258,263	9,919,654	$0.13

Year ended March 31, 2014
Basic EPS	$1,109,746	9,226,693	$0.12
Effect of dilutive shares:
Options issued October 2010, March 2011, June 2011,
September 2011, January 2012, April 2012, August 2012,
November 2012, January 2013, June 2013 and July 2013		266,834	0.00
Diluted EPS	$1,109,746	9,493,527	$0.12

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2015 and 2014

10. Retirement Plans

In November 1999, we adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The plan was amended to allow for employer matching of elective deferrals, for certain employees working under a specific customer contracts, as defined. Our expense under this plan for the fiscal years ended March 31, 2015 and 2014 was $206,017 and $206,429, respectively.

11. Concentrations of Credit Risk and Significant Customer

Geographic concentrations of credit risk with respect to trade receivables are primarily in the New York Metropolitan area with 43% and 36% of total receivables as of March 31, 2015 and 2014, respectively, and in California with 31% and 36% of total receivables as of March 31, 2015 and 2014, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the fiscal years ended March 31, 2015 and 2014 we generated 34% and 38%, respectively, of our revenue from aviation and related services. Accounts receivable due from the commercial airline industry comprised 46% and 47% of net receivables as of March 31, 2015 and 2014. Our remaining customers are not concentrated in any specific industry. In the fiscal year ended March 31, 2015, the Company had six customers who represented approximately 40% of the Company’s total revenue in the aggregate, with two of those customers representing 15% and 10% of total revenue, respectively. These customers include two domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility and a California based high-technology company. In the fiscal year ended March 31, 2014, the Company had six customers who represented approximately 44% of the Company’s total revenue in the aggregate, with two of those customers representing 25% and 8% of total revenue, respectively. These customers include two domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility and a California based high-technology company. We maintain our cash accounts in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses in such accounts. Company management believes the risk of loss associated with these accounts to be remote.

12. Insurance Reserves

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2.6 million and $3.1 million, for the fiscal years ended March 31, 2015 and 2014, respectively.

The nature of our business also subjects us to claims or litigation alleging that we are liable for damages as a result of the conduct of our employees or others. We insure against such claims and suits through general liability policies with third-party insurance companies.

Our insurance coverage limits are currently $1.0 million per occurrence for non-aviation related business (with additional first and second layer excess liability policies of $5.0 million and $10.0 million, respectively) and $30.0 million per occurrence for aviation related business. We retain the risk for the first $25,000 of general liability non-aviation related operations. The aviation related deductible is $5,000 per occurrence, with the exception of $50,000 for airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. Estimated accrued liabilities are based on specific reserves in connection with existing claims as determined by third party risk management consultants and actuarial factors and the timing of reported claims. These are all factored into estimated losses incurred but not yet reported to us.

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2015 and 2014

13. Contingencies

The nature of our business is such that there is a significant volume of routine claims and lawsuits that are made against us, the vast majority of which never lead to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability that we face relating to these matters. Some of the claims brought against us could result in significant payments; however, the exposure to us under general liability non-aviation related operations is limited to the first $25,000 per occurrence. The aviation related deductible is $5,000 per occurrence, with the exception of $50,000 for airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

In July 2012, the Service Employee International Union (SEIU) filed a suit in U.S. District Court – Northern District Court against the Company seeking the restoration of the collective bargaining agreement between SEIU and the Company following a majority vote of Aviation Safeguards employees in December 2011 to withdraw recognition of the union. On February 20, 2014, the U.S. District Court, Central District of California, ruled in favor of the Company and granted our motion for summary judgment in full, denied the plaintiffs’ motion for summary judgment and terminated the case. The plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on March 18, 2014 and both parties have subsequently filed appellate briefs. The Court of Appeals for the Ninth Circuit has not yet set a date for oral argument. A related lawsuit was filed on July 6, 2012 by the California Service Employees Health and Welfare Trust Fund in U.S. District Court Northern District Court seeking to maintain the payment of monthly health insurance contributions which were stopped by the Company following the termination of the collective bargaining agreement. Venue was subsequently transferred to the U.S. District Court for the Central District of California. On July 31, 2014 the U.S. District Court – Central District Court denied the plaintiff’s motion for summary judgment and granted partial summary judgment in favor of the Company.

On April 29, 2014, the California Superior Court granted a plaintiffs' motion to certify a class consisting of all persons who were employed by the Company in a non-exempt security officer position within the State of California at any time since May 2, 2007 through the date of trial who agreed to and signed an on-duty meal period agreement at the time of their employment. The case is a certified class action involving allegations that the Company violated certain California state laws relating to on-duty meal and rest breaks.

The Company intends to conduct a vigorous defense of this case, which is currently in the discovery stage. The Company is unable to determine the potential outcome of this case which could be material at this time. The trial date has been set for March 16, 2016.

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

We have employment agreements with certain of our officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company. Approximately 10% of our workforce is subject to a collective bargaining agreement which is set to expire on March 31, 2017.

14. Commitments

Leases

We are obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $2.29 million and $2.24 million, for the fiscal years ended March 31, 2015 and 2014, respectively.

There are no future minimum payments under long-term non-cancelable capital lease agreements. The future minimum payments under long-term non-cancelable operating lease agreements are as follows:

Operating
Leases

Year ending: March 31, 2016	$1,046,324
March 31, 2017	832,644
March 31, 2018	656,239
March 31, 2019	453,453
March 31, 2020	448,683
Thereafter	1,798,421
Total	$5,235,764

15. Stock Option Plans and Warrants

In November 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the stock option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In May 2010, options to purchase 205,000 shares of the Company’s common stock were issued. No options may be granted under this plan after 2010. During the fiscal years ended March 31, 2015 and 2014, no options were exercised under this plan. The remaining 60,600 outstanding options are exercisable at any time before May 26, 2020 at $2.40 per share.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2015 and 2014

In September 2005, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In September and April 2007, options to purchase 80,000 and 65,000 shares of the Company’s common stock were issued. During the fiscal year ended March 31, 2015, the company received proceeds of $252,353 in connection with the exercise of stock options to purchase 208,031 shares of the Company’s common stock at an exercise price of $1.21 per share and 500 shares of the Company’s stock at $1.23 per share. During the fiscal year ended March 31, 2014, the Company received proceeds of $92,333 in connection with the exercise of stock options to purchase 76,300 shares of the Company’s common stock at an exercise price of $1.21 per share. The vested outstanding options are exercisable as follows:

Options Outstanding	Exercise Price	Expiration Date

61,054	$1.23	August 7, 2015
10,000	2.05	September 21, 2015
10,000	2.67	September 19, 2016
15,000	3.00	April 11, 2017
10,000	3.19	September 19, 2017
13,753	3.36	September 17, 2018
500,000	3.37	September 28, 2018
14,233	3.08	December 30, 2018

In September 2009, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In April, May, July and October 2010, options to purchase 116,283, 120,000, 31,624 and 74,616 shares of the Company’s common stock were issued, respectively. In March, June and September 2011, options to purchase 169,683, 109,553 and 120,000 shares of the Company’s common stock were issued. In January, April, August and November 2012, options to purchase 928,817 shares of the Company’s common stock were issued. In June and July 2013, options to purchase 120,000 shares of the Company’s common stock were issued. In July and December 2014, options to purchase 370,000 shares of the Company’s common stock were issued. During the fiscal year ended March 31, 2015, the Company received proceeds of $28,587 in connection with the exercise of stock options to purchase 17,867 shares of the Company’s common stock at an exercise price of $1.60 per share. During the fiscal year ended March 31, 2014, the Company received proceeds of $371,361 in connection with the exercise of stock options to purchase 206,369 shares of the Company’s common stock at an exercise price of $1.60 and $1.85 per share. The vested outstanding options are exercisable as follows:

Options Outstanding	Exercise Price	Expiration Date

18,425	$3.08	December 30, 2018
35,000	2.40	May 26, 2020
50,000	2.01	October 20, 2020
50,000	1.50	June 8, 2021
95,000	1.42	September 12, 2021
240,000	1.64	January 2, 2022
180,000	2.30	January 2, 2022
180,000	3.00	January 2, 2022
95,000	1.28	April 4, 2022
188,133	1.52	November 26, 2022
165,000	1.91	January 16, 2023
70,000	1.61	June 2, 2023
50,000	1.43	July 21, 2023
120,000	1.80	July 16, 2024
120,000	3.25	December 15, 2024
30,000	1.92	December 15, 2024
100,000	1.79	December 22, 2024

On August 30, 2004, the Company issued stock options to its former President and Chief Financial Officer to purchase 500,000 shares of the Company’s common stock of which 491,618 shares were vested and outstanding at an exercise price of $1.35 per share. The remaining outstanding options were cancelled in connection with an agreement dated August 27, 2013 between the Company and its former President and CFO in the amount of $72,544. This payment was recorded as a reduction to Additional Paid in Capital.

On February 25, 2014, the Company entered into an agreement with the estate of a former board member which provided for the payment of $30,500 in exchange for 155,000 options outstanding, which resulted in the cancellation of these options. This payment was recorded as a reduction to Additional Paid in Capital.

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

A summary of activity related to all Company stock option activity for the years ended March 31, 2015 and 2014, is as follows:

	Options
	Exercise	Number of
	Price	Shares

Outstanding at March 31, 2013	$1.21 - $3.37	3,396,616

Issued	$1.43 - $1.61	120,000
Exercised	$1.21 - $1.85	(411,569)
Forfeited	$1.28 - $3.36	(767,441)
Outstanding at March 31, 2014	$1.21 - $3.37	2,337,606

Issued	$1.79 - $3.25	370,000
Exercised	$1.21 - $1.60	(226,398)
Forfeited	-	-
Outstanding at March 31, 2015	$1.21 - $3.37	2,481,208

At March 31, 2015 there were 2,481,208 options outstanding exercisable at prices ranging from $1.21 to $3.37 and 2,784,733 shares reserved for issuance under all stock arrangements. At March 31, 2015, there was $120,966 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested options. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 10 months.

Significant option groups outstanding and exercisable at March 31, 2015 and the related weighted average exercise price and life information are as follows:

		Weighted	Weighted
		Average	Average
Range of	Options	Options	Exercise	Remaining
Exercise Price	Outstanding	Exercisable	Price	Life (years)

$1.21 - $3.37	2,481,208	2,201,826	$2.29	6.3

The total intrinsic value of options outstanding as of March 31, 2015 was approximately $395,000.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2015 and 2014

The weighted average estimated values of stock options granted during fiscal 2015 and 2014 were $0.25 to $0.57 and $0.43 to $0.46, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2015	2014

Risk-free interest rate	1.64 - 1.70%	1.20 - 1.40%
Years until exercise	5.00	5.00
Volatility	30.5 - 33.2%	30.7 – 31.1%
Dividend yield	0.00%	0.00%
Termination rate	n/a	n/a

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

The Company recorded total stock based compensation costs of $203,215 and $152,362 for the fiscal years ended March 31, 2015 and 2014, respectively.

16. Income Taxes

Net provision for income taxes for the fiscal years ended March 31 consists of the following:

	2015	2014
Current:
Federal	$776,890	$1,070,000
State and local	165,890	227,520
	942,780	1,297,520
Deferred:
Federal	30,670	(2,100)
State and local	6,550	(420)
	37,220	(2,520)

Net provision for income taxes	$980,000	$1,295,000

The differences (expressed as a percentage of pretax income) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of income are as follows:

	2015	2014

Statutory federal income tax rate	34.0%	34.0%
State and local income taxes	7.3%	7.3%
Permanent differences	8.1%	13.4%
Minority investment in unconsolidated affiliate	(5.2)%	0.0%
Other	(0.4)%	(0.8)%

Effective tax rate	43.8%	53.9%

The Company is unable to determine if the earnings from the minority investment in the unconsolidated affiliate are permanently invested outside of the United States. Therefore, the Company has recognized income taxes and the related foreign tax credits on the foreign operations of these earnings. The earnings on the foreign operations of the minority investment in the unconsolidated affiliate will become taxable in the United States only to the extent that distributions are received by the Company.

The permanent differences in our reconciliation of the effective tax rate for the years ended March 31, 2015 and 2014 are as follows:

	2015		2014

Amortization of Customer Lists	$219,471	4.0%	$219,471	3.8%
Other non-deductible expenses	217,052	4.0%	300,391	5.2%
Deferred tax charge -- expired stock options	2,940	0.1%	258,608	4.4%

Total	$439,463	8.1%	$778,470	13.4%

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2015 and 2014

The significant components of deferred tax assets and liabilities as of March 31, 2015 and 2014 are as follows:

	2015	2014
Current deferred tax assets:
Accounts receivable	$253,380	$258,993
Accrued expenses	420,606	470,356

Net current deferred tax assets	$673,986	$729,349

Non-current deferred tax assets (liabilities):
Accrued expenses	$144,254	$-
Equipment	(135,837)	(178,064)
Intangible assets	312,457	320,738
Insurance reserves	241,192	277,746
Workers compensation reserve	1,589,460	1,769,849
Capital loss carryforward	54,672	54,672
Employee stock compensation	414,390	357,510

Net non-current deferred tax assets	$2,620,588	$2,602,451

Allowance for deferred tax asset related to capital loss carry-forward	(54,672)	(54,672)

Total deferred tax assets	$3,239,902	$3,277,128

As of March 31, 2015, we have fully reserved for a capital loss carry-forward in the amount of $132,500 which the company no longer expects will reverse before the carry-forward is due to expire unused in fiscal 2017.

Fiscal years 2012 through 2015 remain subject to examination by federal and state taxing authorities with certain states having open tax years beginning in fiscal 2011.

17. Issuer Purchases of Equity Securities

Under active stock repurchase programs, we may repurchase up to $4,000,000 of our common stock on the open market. Common stock repurchases are recorded as treasury stock, at cost. Shares repurchased during December 2011 have been retired. Shares repurchased during February 2012 and December 2012 are being held in treasury. The program does not have a prescribed expiration date.

During the fiscal years ended March 31, 2015 and 2014 the Company did not repurchase any shares under these programs. The number and average price of shares purchased to date under these programs is as set forth in the table below:

			Total Amount Purchased	Maximum Amount that
	Total Number		as part of Publicly	may yet be Purchased
Period	of Shares Purchased	Average Price Paid Per Share	Announced Program	under the Program

December 8 - 16, 2011	136,600	$1.52	$208,363	$1,791,637
February 13 - 21, 2012	1,075,000	$1.64	$1,975,353	$24,647
December 1 - 31, 2012	677,200	$1.60	$3,058,873	$941,127
	1,888,800	$1.62

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2015 and 2014

Schedule II

COMMAND SECURITY CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

		Additions
		(Reductions)
	Balance at	Charged or	Additions to/	Balance
	Beginning	Credited to	(Deductions from)	at End of
	of Period	Expenses	Reserve	Period

Year ended March 31, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$627,711	$(130,059)	$116,453	$614,105

Year ended March 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$772,022	$374,754	$(519,065)	$627,711

See Report of Independent Registered Public Accounting Firm

End of Filing

