Form 10-Q
period 2015-06-30
COMMAND SECURITY CORP
filed 2015-08-06
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of outstanding shares of the registrant’s common stock as of July 31, 2015, was 9,734,356.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014

Revenues	$33,661,061	$37,610,628
Cost of revenues	28,842,040	32,141,701

Gross profit	4,819,021	5,468,927

Operating expenses
General and administrative	4,114,681	4,316,218
Provision for doubtful accounts, net	160,638	(16,237)
	4,275,319	4,299,981

Operating income	543,702	1,168,946

Other expenses
Interest expense	(32,050)	(49,869)

Income before income taxes and equity earnings in minority investment of unconsolidated affiliate	511,652	1,119,077

Equity earnings in minority investment of unconsolidated affiliate	61,500	117,000

Income before income taxes	573,152	1,236,077

Provision for income taxes	245,000	545,000

Net income	$328,152	$691,077

Income per share of common stock
Basic	$0.03	$0.07
Diluted	$0.03	$0.07

Weighted average number of common shares outstanding
Basic	9,731,564	9,509,163
Diluted	9,982,556	9,751,307

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2015	March 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,149,432	$2,435,839
Accounts receivable, net of allowance for doubtful accounts
accounts of $714,799 and $614,105, respectively	22,357,095	21,712,036
Prepaid expenses	1,175,612	1,653,404
Other assets	3,818,109	3,283,195
Total current assets	28,500,248	29,084,474

Furniture and equipment at cost, net	379,973	383,860

Other Assets:
Intangible assets, net	1,664,095	1,763,805
Minority investment in unconsolidated affiliate	2,691,500	2,630,000
Other assets	2,683,073	2,725,016
Total other assets	7,038,668	7,118,821

Total assets	$35,918,889	$36,587,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$386,303	$1,161,023
Short-term borrowings	4,225,553	6,000,000
Accounts payable	623,365	620,282
Accrued expenses and other liabilities	9,122,392	7,647,102
Total current liabilities	14,357,613	15,428,407

Insurance reserves	637,072	584,569
Total liabilities	14,994,685	16,012,976

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,149	1,149
Treasury stock, at cost, 1,752,200 shares	(2,885,579)	(2,885,579)
Additional paid-in capital	18,267,620	18,245,747
Accumulated earnings	5,541,014	5,212,862
Total stockholders’ equity	20,924,204	20,574,179

Total liabilities and stockholders’ equity	$35,918,889	$36,587,155

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings	Total

Balance at March 31, 2014	$-	$1,126	$(2,885,579)	$17,685,815	$3,954,599	$18,755,961

Options exercised, net		2		28,584		28,586
Stock compensation cost				30,875		30,875
Net income					691,077	691,077

Balance at June 30, 2014	-	1,128	(2,885,579)	17,745,274	4,645,676	19,506,499

Options exercised, net		21		252,311		252,332
Stock based compensation tax benefits				75,822		75,822
Stock compensation cost				172,340		172,340
Net income					567,186	567,186

Balance at March 31, 2015	-	1,149	(2,885,579)	18,245,747	5,212,862	20,574,179

Stock compensation cost				35,907		35,907
Repurchase of stock options				(14,034)		(14,034)
Net income					328,152	328,152

Balance at June 30, 2015	$-	$1,149	$(2,885,579)	$18,267,620	$5,541,014	$20,924,204

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$328,152	$691,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,129	156,706
Provision for doubtful accounts, net	160,638	(16,237)
Equity earnings in minority investment of unconsolidated affiliate	(61,500)	(117,000)
Rent expense	(6,673)	(12,952)
Stock based compensation costs	35,907	30,875
Insurance reserves	52,503	17,507
Deferred income taxes	392	(14,557)
(Increase)/decrease in receivables, prepaid expenses and other current assets	(821,057)	249,493
Increase/(decrease) in accounts payable and other liabilities	1,485,046	(303,694)
Net cash provided by operating activities	1,335,537	681,218

Cash flows from investing activities:
Purchases of equipment	(58,743)	(11,002)
Net cash used in investing activities	(58,743)	(11,002)

Cash flows from financing activities:
Net repayments on short-term borrowings	(1,774,447)	(2,591,280)
Decrease in checks issued in advance of deposits	(774,720)	(2,847)
Repurchase of stock options	(14,034)	-
Proceeds from option exercises, net	-	28,586
Net cash used in financing activities	(2,563,201)	(2,565,541)

Net change in cash and cash equivalents	(1,286,407)	(1,895,325)

Cash and cash equivalents, beginning of period	2,435,839	3,470,427

Cash and cash equivalents, end of period	$1,149,432	$1,575,102

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:	2015	2014

Interest	$23,792	$59,883
Income taxes	5,450	36,621

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The accompanying condensed financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended March 31, 2015. In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation.

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment provides for a Permitted Over-advance Amount (as defined in the Credit Agreement) in the amount of $2.125 million which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. The balance of the Permitted Over-Advance as of June 30, 2015, is $1.3 million. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

Under the Credit Agreement, as of June 30, 2015, the interest rate was 2.0% for LIBOR loans and revolving loans. At June 30, 2015, we had approximately $1.1 million of cash on hand. We also had $4.0 million in LIBOR loans and Over-advances outstanding, $225,553 of revolving loans outstanding and $124,473 outstanding under our letters of credit sub-line under the Credit Agreement, representing 36% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended June 30, 2015, we were in compliance with all covenants under the Credit Agreement.

2.	Other Assets:

	June 30,	March 31,
	2015	2015

Workers' compensation insurance	$3,098,352	$2,603,209
Other receivables	6,000	6,000
Security deposits	157,320	159,100
Deferred tax asset	3,239,510	3,239,902
	6,501,182	6,008,211

Current portion	(3,818,109)	(3,283,195)

Total non-current portion	$2,683,073	$2,725,016

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The following summarizes the condensed statements of operations for the three months ended:

	June 30,	June 30,
	2015	2014

Net operating revenues	$2,449,371	$4,876,685
Gross profit	$1,012,246	$1,478,496
Operating income	$614,745	$826,630
Net income from continuing operations	$298,345	$474,434

4.	Accrued Expenses and Other Liabilities:

	June 30,	March 31,
	2015	2015

Payroll and related expenses	$7,286,992	$5,610,224
Taxes and fees payable	1,133,847	1,239,231
Accrued interest payable	10,182	1,921
Other	691,371	795,726

Total	$9,122,392	$7,647,102

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $630,029 and $721,453 for the three months ended June 30, 2015 and 2014, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three months ended June 30, 2015 and 2014.

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

We have employment agreements with certain of our officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company. Approximately 10% of our workforce is subject to a collective bargaining arrangement which is set to expire on March 31, 2017.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2015, could cause our actual financial condition and results from operations to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of June 30, 2015 and 2014.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $35,907 and $30,875 for stock based compensation have been recorded for the three months ended June 30, 2015 and 2014, respectively.

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

Recent Developments

On December 31, 2014, the Company received notification of the award of the U.S. Postal Service (“USPS”) contract under Solicitation No. 2B-14-A-0078, valued at approximately $250 million over a ten year term of service. The contract provides for security services at 50 USPS locations in 18 states, Puerto Rico and the District of Columbia, valued at approximately $20 million per year, as well as the operation of the two USPS National Law Enforcement Communication Centers (NLECC) at Dulles International Airport, Virginia and in Ft. Worth, Texas, valued at approximately $5 million per year. The award includes a four year base contract and three two-year options.

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

Many variables make it impossible to accurately predict the actual duration of the current protest proceedings. Although we are hopeful that the protest proceedings will conclude before the end of September, we cannot predict when the protest proceeding will conclude or how long thereafter it may take the federal judge hearing the case to issue a ruling. In addition, the Company cannot predict the outcome of the dispute, including whether the transition will occur.

Results of Operations

Revenues

Our revenues decreased by $3.9 million, or 10.5%, to $33.7 million for the three months ended June 30, 2015 from $37.6 million in the corresponding period of the prior year. The decrease in revenues for the three months ended June 30, 2015 was due mainly to a $3.6 million reduction in revenues from a major transportation company following the loss of the Western region services contract with this customer effective May 31, 2014. In addition, revenues from healthcare related security services declined by approximately $1.0 million. These decreases were partly offset by increases in revenues from aviation and construction related services.

Gross Profit

Our gross profit decreased by $0.6 million, or 11.9%, to $4.8 million (14.3% of revenues) for the three months ended June 30, 2015, from $5.5 million (14.5% of revenues) in the corresponding period of the prior year. The decrease was due mainly to the above-mentioned reduction in revenues from a major transportation company and the reduction in healthcare related security services. These decreases were partly offset by increases in aviation and construction related services.

General and Administrative Expenses

Our general and administrative expenses decreased by $0.2 million, or 4.7%, to $4.1 million (12.2% of revenues) for the three months ended June 30, 2015, from $4.3 million (11.5% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the three months ended June 30, 2015, was driven primarily by decreased employee compensation and benefits costs partially offset by higher legal and consulting fees.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended June 30, 2015, net of recoveries, increased by $176,875 to net expense of $160,638 as compared with net recoveries of $16,237 in the corresponding period of the prior year.  The increase in the net provision for doubtful accounts for the three months ended June 30, 2015 related primarily to the absence of the recovery of approximately $91,000 of specific accounts previously considered uncollectible and an increase in reserves for specific accounts currently considered uncollectible.

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

Interest Expense

Interest expense decreased by $17,819, or 35.7%, to $32,050 for the three months ended June 30, 2015, from $49,869 in the corresponding period of the prior year. The decrease in interest expense for the three months ended June 30, 2015 was due to lower average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Equity Earnings in Minority Investment of Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPS. The Company’s proportionate share of net income of OPS for the three months ended June 30, 2015 and 2014 was $61,500 and $117,000, respectively. The decrease in the Company’s proportionate share of net income of OPS was due to a reduction in revenues driven by a decrease in total missions during the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014 as well as changes in the number and composition of assigned security personnel. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

Provision for income taxes

The provision for income taxes decreased by $300,000 to $245,000 for the three months ended June 30, 2015 compared with $545,000 in the corresponding period of the prior year due to lower pre-tax earnings. The Company’s effective tax rate for the three months ended June 30, 2015 was 42.7% as compared with 44.1% in the corresponding period of the prior year. The decrease in the Company’s effective tax rate was primarily due to a reduction in certain non-deductible costs partially offset by lower equity earnings from OPS.

Liquidity and Capital Resources

We pay employees on a bi-weekly basis while customers pay for services generally within 60 days from the invoice date.  We maintain a commercial revolving loan arrangement, currently with Wells Fargo Bank, National Association (“Wells Fargo”). We fund our payroll and operations primarily through borrowings under our $20.0 million credit facility with Wells Fargo (as amended, the “Credit Agreement”), described below under “Short Term Borrowings.”

We principally use short-term borrowings under our Credit Agreement to fund our accounts receivable. Our short-term borrowings have supported the accounts receivable associated with our organic growth.  We intend to continue to use short-term borrowings to support our working capital requirements.

We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. However, we cannot assure you that this will continue to be the case. We may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions, or otherwise. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

Short-Term Borrowings:

On February 12, 2009, we entered into the Credit Agreement with Wells Fargo. This credit facility, which was most recently amended in June 2014 (see below), matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment provides for a Permitted Over-advance Amount (as defined in the Credit Agreement) in the amount of $2,125,000 which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. The balance of the Permitted Over-Advance as of June 30, 2015, is $1.3 million. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

Under the Credit Agreement, as of June 30, 2015, the interest rate was 2.0% for LIBOR loans and revolving loans. At June 30, 2015, we had approximately $1.1 million of cash on hand. We also had $4.0 million in LIBOR loans and Over-advances outstanding, $225,553 of revolving loans outstanding and $124,473 outstanding under our letters of credit sub-line under the Credit Agreement, representing 54% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended June 30, 2015, we were in compliance with all covenants under the Credit Agreement.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $0.5 million, or 3.6%, to $14.1 million as of June 30, 2015, from $13.7 million as of June 30, 2014.

We had checks drawn in advance of future deposits of $0.4 million at June 30, 2015, compared with $1.2 million at June 30, 2014. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Strategic Initiatives

During the last few years the Company has been pursuing several initiatives to improve our competitive and strategic position. Significant progress has been made in rebuilding and strengthening our management team and improving the efficiency and functional effectiveness of our organization, systems and processes. We have re-entered the U. S. Federal Government market with the award this past December of the U. S. Postal Service which, as previously reported, remains the subject of a protest which has delayed the commencement of work on the contract.

With a stronger foundation and a more effective organization, the Company is currently engaged in a corporate-wide campaign with four basic focus areas:

•	Improved performance through better systems, procedures and training;
•	Profitable top line revenue growth through identification of larger bid and proposal opportunities including new Federal and/or international opportunities and potential acquisitions;
•	Dedicated marketing and sales efforts in specific industry sectors that complement our core capabilities, geography and operational expertise; and
•	Attention to details and discipline that will drive operating efficiencies, and enhance enterprise value.

These strategic initiatives may result in future costs related to new business development expenses, severance and other employee-related matters, litigation risks and expenses, and other costs.  At this time we are unable to determine the scope of these potential costs.

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security officer and aviation services divisions at acceptable margins, while minimizing terminations of contracts with existing customers. In addition, our growth strategy involves the acquisition and integration of complementary businesses to increase our scale within certain geographical areas, capture market share in the markets in which we operate, enter new markets and improve our profitability. We intend to pursue acquisition opportunities for contract security officer businesses. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions. Our security services division continues to experience organic growth over recent quarters and over the past few years, as demand for our security services has steadily increased. Our current focus is on increasing our revenues, as our sales and marketing team and branch managers’ work to develop new business and retain profitable contracts. However, several of our airline and security services customers have reduced capacity within their systems, which typically results in reductions of service hours provided by us to such customers. Also, competition from other security services companies impacts our ability to gain or maintain sales, gross margins and/or employees. During recent years, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and are likely to implement additional measures in the future. Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us. Additionally, our aviation services division is continually subject to such government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and the document verification process at several of our domestic airport locations.

Our gross profit margin during the three months ended June 30, 2015 was 14.3%. We expect our gross profit margins to be between 12.5% and 13.5% of revenue in fiscal 2016 based on current business conditions. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our security services division generated approximately $18.4 million or 55% of our total revenues in the three months ended June 30, 2015. Our aviation services division generated approximately $15.3 million or 45% of our total revenues in the three months ended June 30, 2015.

In the fiscal quarter ended June 30, 2015, the Company had six customers who represented approximately 40% of the Company’s total revenue in the aggregate, with two of those customers representing 13% and 12% of total revenue, respectively. These customers include two domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility and a California based high-technology company. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was most recently amended on June 30, 2014, as described above. As of the close of business on July 28, 2015, our total outstanding borrowings under the Credit Agreement were approximately $6.6 million and our total availability was approximately $7.2 million, including amounts available under the Permitted Over-advance as per the amended Credit Agreement, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2015, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the three months ended June 30, 2015, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $41,400 over the remainder of our fiscal year ending March 31, 2016. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015. There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2016 ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 7 “Contingencies” to the Notes to Condensed Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015.

Item 6.	Exhibits

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

Exhibit 99.1* Press Release dated August 6, 2015.

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Statements of Income for the three months ended June 30, 2015 and June 30, 2014, (ii) Condensed Balance Sheets as of June 30, 2015 and March 31, 2015, (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended June 30, 2015 and June 30, 2014, (iv) Condensed Statements of Cash Flows for the three months ended June 30, 2015 and June 30, 2014, and (v) Notes to the Unaudited Condensed Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: August 6, 2015	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

