Form 10-Q
period 2015-09-30
COMMAND SECURITY CORP
filed 2015-11-16
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of outstanding shares of the registrant’s common stock as of November 11, 2015 was 9,792,618.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$34,449,804	$34,374,020	$68,110,865	$71,984,648
Cost of revenues	29,890,232	29,619,423	58,732,272	61,761,125

Gross profit	4,559,572	4,754,597	9,378,593	10,223,523

Operating expenses
General and administrative	4,575,426	4,268,998	8,690,107	8,585,216
Litigation settlement	1,400,000	-	1,400,000	-
Provision for doubtful accounts, net	211,892	(39,205)	372,530	(55,441)
	6,187,318	4,229,793	10,462,637	8,529,775

Operating income (loss)	(1,627,746)	524,804	(1,084,044)	1,693,748

Other expenses
Interest expense	(41,120)	(38,838)	(73,170)	(88,706)

Income (loss) before income taxes and equity earnings in minority investment of unconsolidated affiliate	(1,668,866)	485,966	(1,157,214)	1,605,042

Equity earnings in minority investment of unconsolidated affiliate	74,804	128,000	136,304	245,000

Income (loss) before income taxes	(1,594,062)	613,966	(1,020,910)	1,850,042

Provision for (benefit from) income taxes	(637,000)	255,000	(392,000)	800,000

Net income (loss)	$(957,062)	$358,966	$(628,910)	$1,050,042

Income (loss) per share of common stock
Basic	$(0.10)	$0.04	$(0.06)	$0.11
Diluted	$(0.10)	$0.04	$(0.06)	$0.11

Weighted average number of common shares outstanding
Basic	9,769,510	9,583,072	9,750,537	9,549,971
Diluted	9,892,976	9,892,883	9,937,766	9,825,949

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2015	March 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,314,837	$2,435,839
Accounts receivable, net of allowance for doubtful accounts accounts of $901,168 and $614,105, respectively	24,207,277	21,712,036
Prepaid expenses	676,945	1,653,404
Other assets	3,272,613	3,283,195
Total current assets	30,471,672	29,084,474

Furniture and equipment at cost, net	320,903	383,860

Other Assets:
Intangible assets, net	1,564,385	1,763,805
Minority investment in unconsolidated affiliate	2,766,304	2,630,000
Other assets	3,608,243	2,725,016
Total other assets	7,938,932	7,118,821

Total assets	$38,731,507	$36,587,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,088,172	$1,161,023
Short-term borrowings	8,000,000	6,000,000
Accounts payable	366,674	620,282
Accrued expenses and other liabilities	7,920,147	7,647,102
Total current liabilities	17,374,993	15,428,407

Insurance reserves	579,955	584,569
Other non-current liabilities	700,000	-
Total liabilities	18,654,948	16,012,976

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,155	1,149
Treasury stock, at cost, 1,752,200 shares	(2,885,579)	(2,885,579)
Additional paid-in capital	18,377,031	18,245,747
Accumulated earnings	4,583,952	5,212,862
Total stockholders’ equity	20,076,559	20,574,179

Total liabilities and stockholders’ equity	$38,731,507	$36,587,155

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings	Total

Balance at March 31, 2014	$-	$1,126	$(2,885,579)	$17,685,815	$3,954,599	$18,755,961

Options exercised, net		22		265,526		265,548
Stock compensation cost				130,640		130,640
Net income					1,050,042	1,050,042

Balance at September 30, 2014	-	1,148	(2,885,579)	18,081,981	5,004,641	20,202,191

Options exercised, net		1		15,369		15,370
Stock based compensation tax benefits				75,822		75,822
Stock compensation cost				72,575		72,575
Net income					208,221	208,221

Balance at March 31, 2015	-	1,149	(2,885,579)	18,245,747	5,212,862	20,574,179

Options exercised, net		6		75,089		75,095
Repurchase of stock options				(14,034)		(14,034)
Stock compensation cost				70,229		70,229
Net loss					(628,910)	(628,910)

Balance at September 30, 2015	$-	$1,155	$(2,885,579)	$18,377,031	$4,583,952	$20,076,559

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(628,910)	$1,050,042
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	320,908	317,169
Provision for doubtful accounts, net	372,530	(55,441)
Equity earnings in minority investment of unconsolidated affiliate	(136,304)	(245,000)
Rent expense	(14,423)	(24,211)
Stock based compensation costs	70,229	130,640
Insurance reserves	(4,614)	31,945
Deferred income taxes	(1,163,439)	(256,638)
Restricted cash	-	83,117
(Increase)/decrease in receivables, prepaid expenses and other current assets	(1,600,518)	3,370,082
Increase/(decrease) in accounts payable and other liabilities	733,860	(2,211,890)
Net cash provided by (used in) operating activities	(2,050,681)	2,189,815

Cash flows from investing activities:
Purchases of equipment	(58,531)	(56,395)
Net cash used in investing activities	(58,531)	(56,395)

Cash flows from financing activities:
Net (repayments)/advances on short-term borrowings	2,000,000	(3,011,360)
Decrease in checks issued in advance of deposits	(72,851)	(228,452)
Repurchase of stock options	(14,034)	-
Proceeds from option exercises, net	75,095	185,394
Net cash provided by (used in) financing activities	1,988,210	(3,054,418)

Net change in cash and cash equivalents	(121,002)	(920,998)

Cash and cash equivalents, beginning of period	2,435,839	3,470,427

Cash and cash equivalents, end of period	$2,314,837	$2,549,429

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:	2015	2014

Interest	$62,285	$92,034
Income taxes	76,550	687,500

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

The condensed financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for any period after the date hereof, including for the fiscal year ending March 31, 2016 or for any other subsequent period. In the opinion of our management, the accompanying condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report. All such adjustments are of a normal recurring nature.

1.	Short-Term Borrowings:

On February 12, 2009, we entered into a $20.0 million credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was most recently amended in November 2015 (see below), matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment provides for a Permitted Over-advance Amount (as defined in the Credit Agreement) in the amount of $2.125 million which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. The balance of the Permitted Over-Advance as of September 30, 2015, is $1.1 million. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

On November 13, 2015, we entered into a fifth amendment (the “Fifth Amendment”) to our Credit Agreement. The Fifth Amendment amends a financial covenant of the Credit Agreement to allow for certain legal settlement costs associated with the Company’s settlement of a class action lawsuit (Leal v. Command Security Corporation).

Under the Credit Agreement, as of September 30, 2015, the interest rate was 2.0% for LIBOR loans and revolving loans. At September 30, 2015, we had approximately $2.3 million of cash on hand. We also had $8.0 million in LIBOR loans and Over-advances outstanding, no revolving loans outstanding and $334,473 outstanding under our letters of credit sub-line under the Credit Agreement, representing 57% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the six months ended September 30, 2015, we were in compliance with all covenants under the Credit Agreement.

2.	Other Assets:

	September 30,	March 31,
	2015	2015

Workers' compensation insurance	$2,309,440	$2,603,209
Other receivables	6,000	6,000
Security deposits	162,075	159,100
Deferred tax asset	4,403,341	3,239,902
	6,880,856	6,008,211

Current portion	(3,272,613)	(3,283,195)

Total non-current portion	$3,608,243	$2,725,016

The other asset workers’ compensation insurance represents the net amount of the payments made to cover the workers’ compensation insurance premium against the actual premium due as well as the difference in the amount deposited to the loss fund less the estimated workers’ compensation claims and reserves related to the historical loss claims as well as the estimates related to the incurred but not reported claims. As of September 30, 2015, the workers’ compensation insurance net asset includes approximately $0.3 million of net liabilities to three insurance carriers.

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

The following summarizes the condensed statements of operations for the six months ended:

	September 30,	September 30,
	2015	2014

Net operating revenues	$6,126,324	$10,535,177
Gross profit	$2,017,393	$2,803,657
Operating income	$1,282,980	$2,023,607
Net income from continuing operations	$658,613	$1,208,627

4.	Accrued Expenses and Other Liabilities:

	September 30,	March 31,
	2015	2015

Payroll and related expenses	$4,978,189	$5,610,224
Taxes and fees payable	2,240,032	1,239,231
Accrued interest payable	12,809	1,921
Other	689,117	795,726

Total	$7,920,147	$7,647,102

5.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $656,885 and $648,512 for the three months ended September 30, 2015 and 2014, respectively, and $1,286,914 and $1,369,965 for the six months ended September 30, 2015 and 2014, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and six months ended September 30, 2015 and 2014.

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

On April 29, 2014, the California Superior Court granted a plaintiff’s motion (Leal v. Command Security Corporation) to certify a class consisting of all persons who were employed by the Company in a non-exempt security officer position within the State of California at any time since May 2, 2007 through the date of trial who agreed to and signed an on-duty meal period agreement at the time of their employment. The case is a certified class action involving allegations that the Company violated certain California state laws relating to on-duty meal and rest breaks. On November 12, 2015, the Company agreed to a maximum settlement amount of $2.0 million, including plaintiff’s attorney fees and costs, administration costs, and certain other miscellaneous costs. As part of the settlement, the parties further agreed that (i) the final settlement will be subject to court approval; (ii) a minimum of 50% of the net proceeds will be distributed to the class; and (iii) the settlement will be paid in two installments, the first to be paid upon court approval of the final settlement agreement and the second to be paid no later than one year from final approval.

The Leal v. Command Security Corporation lawsuit is one of numerous class action lawsuits filed during the past year against security guard companies in California related to meal and rest break regulations. The Company aggressively defended its position in this case; however, given the current environment in California regarding similar lawsuits, the Company believes that settling this matter under these terms provides a favorable outcome. In addition, the Company considered its assessment of the cost to continue to defend the case through trial and a potential appeal in its decision to settle. While the parties have established a maximum settlement amount at $2.0 million, the Company has recorded a $1.4 million provision in the quarter ended September 30, 2015. This provision is based on the terms of the settlement and historical statistical information as to the expected rate of participation in similar cases provided to the Company by claims administrators. In the event the rate of participation in the settlement by class members were to exceed current estimates the final settlement amount could increase to the maximum settlement amount. The settlement will be administered over the next one to two years.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of September 30, 2015 and 2014.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $70,229 and $130,640 for stock based compensation have been recorded for the six months ended September 30, 2015 and 2014, respectively.

Reclassifications

Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying condensed financial statements. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously recorded.

Overview

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through approximately 28 offices throughout the United States. In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, benefits and workers’ compensation insurance.

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

Recent Developments

On December 31, 2014, the Company received notification of the award of the U.S. Postal Service (“USPS”) contract under Solicitation No. 2B-14-A-0078 (the “USPS Contract”), valued at approximately $250 million over a ten year term of service. The USPS Contract provides for security services at 50 USPS locations in 18 states, Puerto Rico and the District of Columbia, valued at approximately $20 million per year, as well as the operation of the two USPS National Law Enforcement Communication Centers (NLECC) at Dulles International Airport, Virginia and in Ft. Worth, Texas, valued at approximately $5 million per year. The award includes a four year base contract and three two-year options.

On January 29, 2015 the Company announced that the USPS had issued a stay of the transition of the USPS Contract awarded to the Company pending the resolution of a dispute over the award of such contract. The USPS Contract was disclosed in a press release issued by the Company on January 6, 2015, and in a Form 8-K filed by the Company with the Securities and Exchange Commission on January 12, 2015. On January 27, 2015, the Company was notified by the USPS that ABM Security Services (“ABM”) had lodged a protest with the USPS seeking to overturn the contract that was awarded to the Company.

In a decision dated June 15, 2015, the USPS Supplier Disagreement Resolution Officer found that the USPS Contract awarded to the Company represented the best value for the USPS. Accordingly, the Supplier Disagreement Resolution Officer denied the disagreement filed by ABM, and lifted the stay on the performance of the USPS Contract with the Company.

On June 17, 2015, the Company was notified by the United States Department of Justice that ABM had expressed intent to file a protest with the Court of Federal Claims challenging the award of the USPS Contract to the Company, and seeking an injunction to stop the transition of the USPS Contract to the Company. On June 23, 2015, ABM filed a protest with the Court of Federal Claims challenging the award of the USPS Contract to the Company, and the USPS expressed an intent to stay the transition of the USPS Contract awarded the Company pending resolution of the Court of Federal Claims protest filed by ABM. The Court of Federal Claims dismissed the protest filed by ABM on July 7, 2015 to allow for the USPS to take corrective action.

Many variables make it impossible to accurately predict the actual duration of the current protest proceedings. Although we are hopeful that a corrected award decision will be issued before the end of November, we cannot predict when such a decision will occur or when the protest proceeding will conclude. In addition, the Company cannot predict the outcome of the dispute, including whether the transition will occur.

Results of Operations

Revenues

Revenues for the three months ended September 30, 2015 and September 30, 2014 were $34.4 million. Changes in revenues for the three months ended September 30, 2015 included increases in aviation related services offset by decreases in security related services at New York based healthcare facilities and a California based technology company.

Our revenues decreased by $3.9 million, or 5.4% to $68.1 million for the six months ended September 30, 2015 from $72.0 million in the corresponding period of the prior year. The decrease in revenues for the six months ended September 30, 2015 was mainly due to a $3.8 million reduction in revenues from a major transportation company following the loss of a Western region services contract with one customer effective May 31, 2014. In addition, revenues from New York based healthcare facilities declined by a net of approximately $1.6 million and revenues from California based technology companies declined by approximately $0.3 million. These decreases were partially offset by net increases of approximately $1.9 million in revenues from aviation related services with several domestic and international airlines operating primarily at New York LaGuardia, New York JFK and Los Angeles LAX airports.

Gross Profit

Our gross profit decreased by $0.2 million, or 4.1%, to $4.6 million (13.2% of revenues) for the three months ended September 30, 2015, from $4.8 million (13.8% of revenues) in the corresponding period of the prior year. The decrease was due mainly to a net reduction of approximately $0.4 million from New York based healthcare facilities partly offset by an increase in aviation related services with several domestic and international airlines operating primarily at New York LaGuardia and New York JFK airports.

Our gross profit decreased by $0.8 million, or 8.3%, to $9.4 million (13.8% of revenues) for the six months ended September 30, 2015, from $10.2 million (14.2% of revenues) in the corresponding period of the prior year. The decrease was due mainly to a reduction in revenues from a major transportation company and New York based healthcare facilities as noted above, partially offset by an increase in aviation related services with several domestic and international airlines operating primarily at New York LaGuardia, New York JFK and Los Angeles LAX airports.

General and Administrative Expenses

Our general and administrative expenses increased by $0.3 million, or 7.2%, to $4.6 million (13.3% of revenues) for the three months ended September 30, 2015, from $4.3 million (12.4% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses for the three months ended September 30, 2015, was driven primarily by an increase in legal fees of approximately $0.4 million and an approximate $0.1 million increase in consulting and temporary labor costs, partially offset by lower employee compensation and benefits costs.

Our general and administrative expenses increased by $0.1 million, or 1.2%, to $8.7 million (12.8% of revenues) for the six months ended September 30, 2015, from $8.6 million (11.9% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses for the six months ended September 30, 2015 was due mainly to an increase in legal fees of approximately $0.6 million, an approximate $0.3 million increase in consulting and temporary labor costs, partially offset by lower employee compensation and benefits costs.

Litigation Settlement

On April 29, 2014, the California Superior Court granted a plaintiff’s motion (Leal v. Command Security Corporation) to certify a class consisting of all persons who were employed by the Company in a non-exempt security officer position within the State of California at any time since May 2, 2007 through the date of trial who agreed to and signed an on-duty meal period agreement at the time of their employment. The case is a certified class action involving allegations that the Company violated certain California state laws relating to on-duty meal and rest breaks.

On November 12, 2015, the Company agreed to a maximum settlement amount of $2.0 million, including plaintiff’s attorney fees and costs, administration costs, and certain other miscellaneous costs. As part of the settlement, the parties further agreed that (i) the final settlement will be subject to court approval; (ii) a minimum of 50% of the net proceeds will be distributed to the class; and (iii) the settlement will be paid in two installments, the first to be paid upon court approval of the final settlement agreement and the second to be paid no later than one year from final approval.

This lawsuit is one of numerous class action lawsuits filed during the past year against security guard companies in California related to meal and rest break regulations. The Company aggressively defended its position in this case; however, given the current environment in California regarding similar lawsuits, the Company believes that settling this matter under these terms provides a favorable outcome. In addition, the Company considered its assessment of the cost to continue to defend the case through trial and a potential appeal in its decision to settle. While the parties have established a maximum settlement amount at $2.0 million, the Company has recorded a $1.4 million provision in the quarter ended September 30, 2015. This provision is based on the terms of the settlement and historical statistical information as to the expected rate of participation in similar cases provided to the Company by claims administrators. In the event the rate of participation in the settlement by class members were to exceed current estimates the final settlement amount could increase to the maximum settlement amount. The settlement will be administered over the next one to two years.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended September 30, 2015, net of recoveries, increased by $251,097 to net expense of $211,892 as compared with net recoveries of $39,205 in the corresponding period of the prior year.  The increase in the net provision for doubtful accounts for the three months ended September 30, 2015 related primarily to the absence of the recovery of approximately $109,000 of specific accounts previously considered uncollectible and an increase in reserves for specific accounts currently considered uncollectible.

The provision for doubtful accounts for the six months ended September 30, 2015, net of recoveries, increased by $427,971 to net expense of $372,530 as compared with $55,441 of net recoveries in the corresponding period of the prior year. The increase in the net provision for doubtful accounts for the six months ended September 30, 2015 related primarily to the absence of recoveries of approximately $205,000 of specific accounts previously deemed uncollectible and an increase in reserves for specific accounts currently considered uncollectible.

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

Interest Expense

Interest expense increased by $2,282, or 5.9%, to $41,120 for the three months ended September 30, 2015, from $38,838 in the corresponding period of the prior year. The increase in interest expense for the three months ended September 30, 2015 was due to higher average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Interest expense decreased by $15,536, or 17.5%, to $73,170 for the six months ended September 30, 2015, from $88,706 in the corresponding period of the prior year. The decrease in interest expense for the six months ended September 30, 2015 was due primarily to lower average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Equity Earnings in Minority Investment of Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPS.

The Company’s proportionate share of net income of OPS for the three months ended September 30, 2015 and 2014 was $74,804 and $128,000, respectively.

The Company’s proportionate share of net income of OPS for the six months ended September 30, 2015 and 2014 was $136,304 and $245,000, respectively. The decrease in the Company’s proportionate share of net income of OPS was due to a reduction in revenues driven by a decrease in total missions and changes in the number and composition of assigned security personnel.

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

Provision for (benefit from) income taxes

The provision for income taxes decreased by $892,000 to a net tax benefit of $637,000 for the three months ended September 30, 2015 compared with a provision of $255,000 in the corresponding period of the prior year. The Company’s effective tax rate for the three months ended September 30, 2015 decreased by 1.5% to 40.0% compared with 41.5% in the corresponding period of the prior year. The decreases in the provision for income taxes and the effective tax rate were primarily due to lower pre-tax earnings driven by the litigation settlement described above.

The provision for income taxes decreased by $1,192,000 to a net tax benefit of $392,000 for the six months ended September 30, 2015 compared with a provision of $800,000 in the corresponding period of the prior year. The Company’s effective tax rate decreased by 4.8% to 38.4% for the six months ended September 30, 2015 compared with 43.2% in the corresponding period of the prior year. The decreases in the provision for income taxes and the effective tax rate were primarily due to lower pre-tax earnings driven primarily by the litigation settlement described above.

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

Short-Term Borrowings:

On February 12, 2009, we entered into the Credit Agreement with Wells Fargo. This credit facility, which was most recently amended in November 2015 (see below), matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment provides for a Permitted Over-advance Amount (as defined in the Credit Agreement) in the amount of $2,125,000 which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. The balance of the Permitted Over-Advance as of September 30, 2015, is $1.1 million. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

On November 13, 2015, we entered into a fifth amendment (the “Fifth Amendment”) to our Credit Agreement. The Fifth Amendment amends a financial covenant of the Credit Agreement to allow for certain legal settlement costs associated with the Company’s settlement of a class action lawsuit (Leal v. Command Security Corporation).

Under the Credit Agreement, as of September 30, 2015, the interest rate was 2.0% for LIBOR loans and revolving loans. At September 30, 2015, we had approximately $2.3 million of cash on hand. We also had $8.0 million in LIBOR loans and Over-advances outstanding, no revolving loans outstanding and $334,473 outstanding under our letters of credit sub-line under the Credit Agreement, representing 57% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the six months ended September 30, 2015, we were in compliance with all covenants under the Credit Agreement.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital decreased by $0.6 million, or 4.1%, to $13.1 million as of September 30, 2015, from $13.7 million as of March 31, 2015.

We had checks drawn in advance of future deposits of $1.1 million at September 30, 2015, compared with $1.2 million at March 31, 2015. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Strategic Initiatives

During the last few years the Company has pursued several initiatives to improve our competitive and strategic position. Significant progress has been made in rebuilding and strengthening our management team and improving the efficiency and functional effectiveness of our organization, systems and processes. We have re-entered the U. S. Federal Government market with the award this past December of the U. S. Postal Service which, as previously reported, remains the subject of a protest which has delayed the commencement of work on the contract.

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

Our gross profit margin during the six months ended September 30, 2015 was 13.8%. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our security services division generated approximately $37 million or 54% of our total revenues in the six months ended September 30, 2015. Our aviation services division generated approximately $31 million or 46% of our total revenues in the six months ended September 30, 2015.

In the six months ended September 30, 2015, the Company had six customers, who represented approximately 40% of the Company’s total revenue in the aggregate, with two of those customers representing 14% and 12% of total revenue, respectively. These customers include two domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility and a California based high-technology company. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was most recently amended in November 2015, as described above. As of the close of business on October 30, 2015, our total outstanding borrowings under the Credit Agreement were approximately $6.8 million and our total availability was approximately $8.5 million, including amounts available under the Permitted Over-advance as per the amended Credit Agreement, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended September 30, 2015, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the six months ended September 30, 2015, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $31,800 over the remainder of our fiscal year ending March 31, 2016. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

Reference is made to Item 2 of Part I of this quarterly report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.”

Item4. Controls and Procedures

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. There have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2016 ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 10.1 Fifth Amendment to Credit and Security Agreement, dated as of November 13, 2015, between Command Security Corporation and Wells Fargo Bank, National Association.

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

Exhibit 99.1* Press Release dated November 16, 2015.

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Statements of Operations for the three and six months ended September 30, 2015 and September 30, 2014, (ii) Condensed Balance Sheets as of September 30, 2015 and March 31, 2015, (iii) Condensed Statements of Changes in Stockholders' Equity for the six months ended September 30, 2015 and September 30, 2014, (iv) Condensed Statements of Cash Flows for the six months ended September 30, 2015 and June 30, 2014, and (v) Notes to the Unaudited Condensed Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 16, 2015	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

