Form 10-Q
period 2015-12-31
COMMAND SECURITY CORP
filed 2016-02-16
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The number of outstanding shares of the registrant’s common stock as of February 9, 2016 was 9,792,618.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Revenues	$33,541,493	$34,516,424	$101,652,360	$106,501,072
Cost of revenues	30,154,183	29,519,594	88,886,461	91,280,719

Gross profit	3,387,310	4,996,830	12,765,899	15,220,353

Operating expenses
General and administrative	4,321,435	4,606,262	13,011,542	13,191,477
Litigation settlement	-	-	1,400,000	-
Provision for doubtful accounts, net	84,795	31,421	457,324	(24,020)
	4,406,230	4,637,683	14,868,866	13,167,457

Operating income (loss)	(1,018,920)	359,147	(2,102,967)	2,052,896

Other expenses
Interest expense	(47,063)	(33,087)	(120,237)	(121,794)

Income (loss) before income taxes and equity earnings in minority investment of unconsolidated affiliate	(1,065,983)	326,060	(2,223,204)	1,931,102

Equity earnings/(loss) in minority investment of unconsolidated affiliate	(24,304)	125,000	112,000	370,000

Income before income taxes	(1,090,287)	451,060	(2,111,204)	2,301,102

Provision for (benefit from) income taxes	(418,000)	243,000	(810,000)	1,043,000

Net income (loss)	$(672,287)	$208,060	$(1,301,204)	$1,258,102

Income (loss) per share of common stock
Basic	$(0.07)	$0.02	$(0.13)	$0.13
Diluted	$(0.07)	$0.02	$(0.13)	$0.13

Weighted average number of common shares outstanding
Basic	9,792,618	9,718,870	9,764,564	9,606,271
Diluted	9,792,618	9,952,518	9,764,564	9,868,139

See accompanying notes to condensed financial statements

 COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$406,646	$2,435,839
Accounts receivable, net of allowance for doubtful accounts accounts of $985,440 and $614,105, respectively	24,295,978	21,712,036
Prepaid expenses	972,220	1,653,404
Other assets	3,169,093	3,283,195
Total current assets	28,843,937	29,084,474

Furniture and equipment at cost, net	273,761	383,860

Other Assets:
Intangible assets, net	1,464,676	1,763,805
Minority investment in unconsolidated affiliate	2,742,000	2,630,000
Other assets	4,366,795	2,725,016
Total other assets	8,573,471	7,118,821

Total assets	$37,691,169	$36,587,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$856,989	$1,161,023
Short-term borrowings	7,567,517	6,000,000
Accounts payable	1,562,433	620,282
Accrued expenses and other liabilities	6,920,949	7,647,102
Total current liabilities	16,907,888	15,428,407

Insurance reserves	650,073	584,569
Other non-current liabilities	700,000	-
Total liabilities	18,257,961	16,012,976

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,155	1,149
Treasury stock, at cost, 1,752,200 shares	(2,885,579)	(2,885,579)
Additional paid-in capital	18,405,974	18,245,747
Accumulated earnings	3,911,658	5,212,862
Total stockholders’ equity	19,433,208	20,574,179

Total liabilities and stockholders’ equity	$37,691,169	$36,587,155

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings	Total

Balance at March 31, 2014	$-	$1,126	$(2,885,579)	$17,685,815	$3,954,599	$18,755,961

Options exercised, net		22		265,526		265,548
Stock compensation cost				163,789		163,789
Net income					1,258,102	1,258,102

Balance at December 31, 2014	-	1,148	(2,885,579)	18,115,130	5,212,701	20,443,400

Options exercised, net		1		15,369		15,370
Stock based compensation tax benefits				75,822		75,822
Stock compensation cost				39,426		39,426
Net income					161	161

Balance at March 31, 2015	-	1,149	(2,885,579)	18,245,747	5,212,862	20,574,179

Options exercised, net		6		75,090		75,096
Repurchase of stock options				(14,034)		(14,034)
Stock compensation cost				99,171		99,171
Net loss					(1,301,204)	(1,301,204)

Balance at December 31, 2015	$-	$1,155	$(2,885,579)	$18,405,974	$3,911,658	$19,433,208

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,301,204)	$1,258,102
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	469,283	480,207
Provision for doubtful accounts, net	457,324	(24,020)
Equity earnings in minority investment of unconsolidated affiliate	(112,000)	(370,000)
Rent expense	(14,990)	(38,937)
Gain on asset dispositions	(1,525)	(2,500)
Stock based compensation costs	99,171	163,789
Insurance reserves	65,504	144,431
Deferred income taxes	(1,946,047)	(347,295)
Restricted cash	-	83,117
Change in receivables, prepaid expenses and other current assets	(1,941,712)	2,662,760
Change in accounts payable and other liabilities	230,989	(1,396,440)
Change in other long term liabilities	700,000	-
Net cash provided by (used in) operating activities	(3,295,207)	2,613,214

Cash flows from investing activities:
Purchases of equipment	(58,531)	(138,681)
Net cash used in investing activities	(58,531)	(138,681)

Cash flows from financing activities:
Net (repayments)/advances on short-term borrowings	1,567,517	(3,511,359)
Change in checks issued in advance of deposits	(304,034)	(805,174)
Repurchase of stock options	(14,034)	-
Proceeds from option exercises, net	75,096	265,548
Net cash provided by (used in) financing activities	1,324,545	(4,050,985)

Net change in cash and cash equivalents	(2,029,193)	(1,576,452)

Cash and cash equivalents, beginning of period	2,435,839	3,470,427

Cash and cash equivalents, end of period	$406,646	$1,893,975

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:	2015	2014

Interest	$109,776	$123,427
Income taxes	335,616	787,500

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The accompanying condensed financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These financial statements should be read in conjunction with our financial statements and notes thereto as of and for the fiscal year ended March 31, 2015. In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation.

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

1.	Recently Issued Accounting Standards

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact of this guidance. The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

2.	Short-Term Borrowings:

On February 12, 2009, we entered into a $20.0 million credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was most recently amended in February 2016 (see below), matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment provides for a Permitted Over-advance Amount (as defined in the Credit Agreement) in the amount of $2.125 million which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. The balance of the Permitted Over-Advance as of December 31, 2015, is $796,875. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

On November 13, 2015, we entered into a fifth amendment (the “Fifth Amendment”) to our Credit Agreement. The Fifth Amendment amends a financial covenant of the Credit Agreement to allow for certain legal settlement costs associated with the Company’s settlement of a class action lawsuit (Leal v. Command Security Corporation).

On February 12, 2016, we entered into a sixth amendment (the “Sixth Amendment” to our Credit Agreement). The Sixth Amendment amends the Credit Agreement to replace the “Minimum Debt Service Coverage Ratio” covenant with a “Minimum Excess Availability” covenant that is effective as of December 31, 2015.

Under the Credit Agreement, as of December 31, 2015, the interest rate was 2.25% for LIBOR loans and 2.375% for revolving loans. At December 31, 2015, we had approximately $0.4 million of cash on hand. We also had $6.0 million in LIBOR loans outstanding, $1.6 million in revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 48% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains various financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the nine months ended December 31, 2015, we were in compliance with all covenants under the Credit Agreement.

3.	Other Assets:

	December 31,	March 31,
	2015	2015

Workers' compensation insurance	$2,184,500	$2,603,209
Other receivables	6,000	6,000
Security deposits	159,439	159,100
Deferred tax asset	5,185,949	3,239,902
	7,535,888	6,008,211

Current portion	(3,169,093)	(3,283,195)

Total non-current portion	$4,366,795	$2,725,016

The other asset workers’ compensation insurance represents the net amount of the payments made to cover the workers’ compensation insurance premium against the actual premium due as well as the difference in the amount deposited to the loss fund less the estimated workers’ compensation claims and reserves related to the historical loss claims as well as the estimates related to the incurred but not reported claims. As of December 31, 2015, the workers’ compensation insurance net asset includes approximately $0.5 million of net liabilities to three insurance carriers.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	Minority Investment in Unconsolidated Affiliate

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

The following summarizes the condensed statements of operations for the nine months ended:

	December 31,	December 31,
	2015	2014

Net operating revenues	$8,735,083	$14,937,404
Gross profit	$2,527,321	$4,263,783
Operating income	$1,337,616	$3,131,828
Net income from continuing operations	$554,699	$1,892,952

5.	Accrued Expenses and Other Liabilities:

	December 31,	March 31,
	2015	2015

Payroll and related expenses	$3,955,515	$5,610,224
Taxes and fees payable	592,523	314,911
Accrued interest payable	11,987	1,921
Other	2,360,924	1,720,046

Total	$6,920,949	$7,647,102

6.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $1,680,325 and $650,070 for the three months ended December 31, 2015 and 2014, respectively, and $2,967,239 and $2,020,035 for the nine months ended December 31, 2015 and 2014, respectively.

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

Cumulative amounts estimated to be payable by us with respect to pending and potential claims for all years in which we are liable under our general liability retention and workers’ compensation policies have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates; accordingly, our ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resultant accrued liability are reviewed continually and any resulting adjustments are reflected in our current results of operations.

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

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.	Earnings per Share:

Under the requirements of FASB ASC 260-10, Earnings per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and nine months ended December 31, 2015 and 2014.

For the three and nine months ended December 31, 2015, the Company reported a net loss and, accordingly, potential common shares that would cause dilution, such as employee stock options, have been excluded from the diluted share count because their inclusion would have been anti-dilutive. For the three and nine months ended December 31, 2015, the fully diluted shares would have been 10,050,037 and 9,975,190, respectively.

8.	Contingencies:

The nature of our business is such that there is a significant volume of routine claims and lawsuits that are made against us, the majority of which never lead to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability that we face, relating to these matters. Some of the claims brought against us could result in significant payments; however, the exposure to us under general liability non-aviation related operations is limited to the first $25,000 per occurrence. The aviation related deductible is $5,000 per occurrence, with the exception of $50,000 for airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

In July 2012, the Service Employee International Union (SEIU) filed a suit in U.S. District Court – Northern District Court against the Company seeking the restoration of the collective bargaining agreement between SEIU and the Company following a majority vote of Aviation Safeguards employees in December 2011 to withdraw recognition of the union. On February 20, 2014, the U.S. District Court, Central District of California, ruled in favor of the Company and granted our motion for summary judgment in full, denied the plaintiffs’ motion for summary judgment and terminated the case. The plaintiffs filed their Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on March 18, 2014 and both parties have subsequently filed appellate briefs. Oral arguments have been set for March 2016 in the Ninth Circuit Court of Appeals. A related lawsuit was filed on July 6, 2012 by the California Service Employees Health and Welfare Trust Fund in U.S. District Court, Northern District Court seeking to maintain the payment of monthly health insurance contributions which were stopped by the Company following the termination of the collective bargaining agreement. Venue was subsequently transferred to the U.S. District Court for the Central District of California. On July 31, 2014 the U.S. District Court – Central District Court denied the plaintiff’s motion for summary judgment and granted partial summary judgment in favor of the Company. This matter was resolved in January 2016 within recorded reserves and was not material.

On April 29, 2014, the California Superior Court granted a plaintiff’s motion (Leal v. Command Security Corporation) to certify a class consisting of all persons who were employed by the Company in a non-exempt security officer position within the State of California at any time since May 2, 2007 through the date of trial who agreed to and signed an on-duty meal period agreement at the time of their employment. The case is a certified class action involving allegations that the Company violated certain California state laws relating to on-duty meal and rest breaks. On November 12, 2015, the Company agreed to a maximum settlement amount of $2.0 million, including plaintiff’s attorney fees and costs, administration costs, and certain other miscellaneous costs. As part of the settlement, the parties further agreed that (i) the final settlement will be subject to court approval; (ii) a minimum of 50% of the net proceeds will be distributed to the class; and (iii) the settlement will be paid in two installments, the first to be paid upon court approval of the final settlement agreement and the second to be paid no later than one year from final approval. The Company expects court approval within the next two to three months.

The Leal v. Command Security Corporation lawsuit is one of numerous class action lawsuits filed during the past year against security guard companies in California related to meal and rest break regulations. The Company aggressively defended its position in this case; however, given the current environment in California regarding similar lawsuits, the Company believes that settling this matter under these terms provides a favorable outcome. In addition, the Company considered its assessment of the cost to continue to defend the case through trial and a potential appeal in its decision to settle. While the parties have established a maximum settlement amount at $2.0 million, the Company recorded a $1.4 million provision in the quarter ended September 30, 2015. This provision is based on the terms of the settlement and historical statistical information as to the expected rate of participation in similar cases provided to the Company by claims administrators. In the event the rate of participation in the settlement by class members were to exceed current estimates the final settlement amount could increase to the maximum settlement amount. The settlement will be administered over the next one to two years.

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

We have employment agreements with certain of our officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company. Approximately 33% of our workforce is subject to a collective bargaining arrangement which is set to expire on March 31, 2017, or a recognition agreement with SEIU 32BJ.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and the related notes contained in this quarterly report.

Forward Looking Statements

Certain of our statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report and, in particular, those under the heading “Outlook,” contain forward-looking statements. The words “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “plans,” “intend” and “continue,” or the negative of these words or other variations on these words or comparable terminology typically identify such statements. These statements are based on our management’s current expectations, estimates, forecasts and projections about the industry in which we operate generally, and other beliefs of and assumptions made by our management, some or many of which may be incorrect. In addition, other written or verbal statements that constitute forward-looking statements may be made by us or on our behalf. While our management believes these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the industries in which we operate. Moreover, we believe that the current business environment is more challenging and difficult than it has been in the past several years, especially within the Workers Compensation and employment law environments in large metropolitan areas. Many of our customers, particularly those that are primarily involved in the aviation industry, are currently experiencing substantial challenges related to federal and state regulatory changes and the international security challenges. If the business of any substantial customer or group of customers fails or is materially and adversely affected by the current economic environment or otherwise, they may seek to substantially reduce their expenditures for our services. Any loss of business from our substantial customers could cause our actual results to differ materially from the forward-looking statements that we have made in this quarterly report. Further, other factors, including, but not limited to, those relating to the shortage of qualified labor, competitive conditions and adverse changes in economic conditions of the various markets in which we operate, could adversely impact our business, operations and financial condition and cause our actual results to fail to meet our expectations, as expressed in the forward-looking statements that we have made in this quarterly report. These forward-looking statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that we may not be able to accurately predict. We undertake no obligation to update publicly any of these forward-looking statements, whether as a result of new information, future events or otherwise.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” below and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2015, could cause our actual financial condition and results from operations to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of December 31, 2015 and 2014.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $99,171 and $163,789 for stock based compensation have been recorded for the nine months ended December 31, 2015 and 2014, respectively.

Reclassifications

Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying condensed financial statements. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously recorded.

Overview

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through approximately 26 offices throughout the United States. In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, benefits and workers’ compensation insurance.

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

On November 20, 2015, the Company was notified by the USPS of its decision to confirm the award of the USPS Contract to the Company. On January 27, 2016, Universal Protection Service, LP (“Universal”), claiming to be ABM’s successor-in-interest, filed a complaint in the Court of Federal Claims challenging the award of the USPS Contract to the Company. On that same day, the Company filed a motion to intervene in the case. On January 28, 2016, the Company was notified that the USPS agreed to issue a stay of the transition of the USPS Contract pending resolution of the Court of Federal Claims protest filed by Universal. On February 8, 2016, the Company filed a motion to dismiss Universal’s complaint with the Court of Federal Claims. The Company and the USPS are aggressively defending the USPS decision to award the contract to the Company and we expect a decision from the court before the end of the Company’s fiscal year.

Many variables make it impossible to accurately predict the actual duration of the current protest proceedings. Although we are hopeful that a corrected award decision will be issued, we cannot predict when such a decision will occur or when the protest proceeding will conclude. In addition, the Company cannot predict the outcome of the dispute, including whether the transition will occur.

Results of Operations

Revenues

Our revenues decreased by $1.0 million, or 2.8% to $33.5 million for the three months ended December 31, 2015 from $34.5 million in the corresponding period of the prior year. The decrease in revenues for the three months ended December 31, 2015 was driven primarily by a reduction of approximately $1.0 million in security related services from California based technology companies and a reduction of approximately $0.6 million in revenues from New York based healthcare facilities. In addition, revenues from construction related services declined by approximately $0.7 million and revenues from other commercial, industrial and residential customers declined by approximately $0.3 million. These decreases were partly offset by an increase of approximately $1.6 million in revenues from aviation related services with several domestic and international airlines operating primarily at New York LaGuardia and Los Angeles LAX airports.

Our revenues decreased by $4.8 million, or 4.6% to $101.7 million for the nine months ended December 31, 2015 from $106.5 million in the corresponding period of the prior year. The decrease in revenues for the nine months ended December 31, 2015 was mainly due to a $3.2 million reduction in revenues from a major transportation company following the loss of a Western region services contract with one customer effective May 31, 2014. In addition, revenues from New York based healthcare facilities declined by a net of approximately $2.2 million, revenues from California based technology companies declined by approximately $1.3 million, and revenues from various residential customers declined by approximately $1.6 million. These decreases were partially offset by net increases of approximately $4.0 million in revenues from aviation related services with several domestic and international airlines operating primarily at New York LaGuardia, New York JFK and Los Angeles LAX airports.

Workers’ Compensation Costs

Charges for estimated workers’ compensation related losses incurred and included in cost of revenues were $1,680,325 and $650,070 for the three months ended December 31, 2015 and 2014, respectively, and $2,967,239 and $2,020,035 for the nine months ended December 31, 2015 and 2014, respectively.

This increase in workers' compensation costs during the three and nine months ended December 31, 2015, is primarily due to the following:

•	Increased total estimated costs on prior year’s claims — During recent months, workers' compensation insurance carriers from past years have reported increases in the estimated total cost of several ongoing claims dating back to the 2006 policy year. These policy years were previously estimated to be more fully developed, or closer to the estimated total future cost of these claims, than these recent increases in estimated total cost now suggests. The increases in the estimated total costs of these ongoing claims represents approximately $600,000 of the above-mentioned increase in workers' compensation costs.

•	Improved claims management practices — Effective October 1, 2014, the Company changed from a carrier managed claims program to a third party administrator (TPA) managed program and changed its workers compensation insurance carrier. Under the former carrier managed claims approach, the carriers controlled day-to-day claim management activities, including the estimation of total future claim costs, management and settlement strategies.

Under our current TPA managed program, the Company retains a greater level of influence and control over the planning and decisions regarding day-to-day management of claims, estimating total future costs, developing and managing settlement strategies and activities designed to lead to a more timely and efficient resolution of claims. An element of this initiative includes developing a more timely and accurate acknowledgement of the eventual total cost of each claim. Management believes these improved management practices and the TPA managed program will help to mitigate increases in workers’ compensation costs in future years. However, these changes have led to an acceleration of the recognition of costs earlier in the life of a claim. The acceleration of the recognition of these costs represents approximately $500,000 of the above-mentioned increase in workers' compensation costs.

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

The above described increases in workers' compensation costs have no immediate impact on cash flows.

Gross Profit

Our gross profit decreased by $1.6 million, or 32.2%, to $3.4 million (10.1% of revenues) for the three months ended December 31, 2015, from $5.0 million (14.5% of revenues) in the corresponding period of the prior year. The decrease in gross profit was due mainly to the above- mentioned increase of $1.1 million in workers’ compensation expense, a net reduction of approximately $0.5 million in profits from New York based healthcare facilities, a reduction of approximately $0.3 million in profits from construction related services and a reduction of approximately $0.2 million in profits from California based technology companies and various other commercial, industrial and residential customers, partly offset by an increase of approximately $0.6 million in profits from aviation related services with several domestic and international airlines operating primarily at New York LaGuardia and New York JFK airports.

Our gross profit decreased by $2.4 million, or 16.1%, to $12.8 million (12.6% of revenues) for the nine months ended December 31, 2015, from $15.2 million (14.3% of revenues) in the corresponding period of the prior year. The decrease was due mainly to a net reduction of approximately $1.2 million in profits from New York based healthcare facilities, an increase of approximately $1.0 million in workers’ compensation expense, a reduction of approximately $0.9 million in profits from a major transportation company and a reduction of approximately $0.2 million in profits from California based technology companies, partially offset by an increase of approximately $1.0 million in aviation related services with several domestic and international airlines operating primarily at New York LaGuardia, New York JFK and Los Angeles LAX airports.

General and Administrative Expenses

Our general and administrative expenses decreased by $0.3 million, or 6.2%, to $4.3 million (12.9% of revenues) for the three months ended December 31, 2015, from $4.6 million (13.3% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the three months ended December 31, 2015, was driven primarily by a decrease in employee compensation and benefits costs of approximately $0.3 million.

Our general and administrative expenses decreased by $0.2 million, or 1.4%, to $13.0 million (12.8% of revenues) for the nine months ended December 31, 2015, from $13.2 million (12.4% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the nine months ended December 31, 2015 was due mainly to a reduction in employee compensation and benefits costs of approximately $1.1 million, partially offset by an increase in legal fees of approximately $0.5 million, and an increase in consulting, auditing and accounting costs of approximately $0.4 million.

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

This lawsuit is one of numerous class action lawsuits filed during the past year against security guard companies in California related to meal and rest break regulations. The Company aggressively defended its position in this case; however, given the current environment in California regarding similar lawsuits, the Company believes that settling this matter under these terms provides a favorable outcome. In addition, the Company considered its assessment of the cost to continue to defend the case through trial and a potential appeal in its decision to settle. While the parties have established a maximum settlement amount at $2.0 million, the Company recorded a $1.4 million provision in the quarter ended September 30, 2015. This provision is based on the terms of the settlement and historical statistical information as to the expected rate of participation in similar cases provided to the Company by claims administrators. In the event the rate of participation in the settlement by class members was to exceed current estimates, the final settlement amount could increase to the maximum settlement amount. The settlement will be administered over the next one to two years.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended December 31, 2015, net of recoveries, increased by $53,374 to net expense of $84,795 as compared with net expense of $31,421 in the corresponding period of the prior year.  The increase in the net provision for doubtful accounts for the three months ended December 31, 2015 related primarily to the absence of the recovery of approximately $5,000 of specific accounts previously considered uncollectible and an increase in reserves for specific accounts currently considered uncollectible.

The provision for doubtful accounts for the nine months ended December 31, 2015, net of recoveries, increased by $481,344 to net expense of $457,324 as compared with $24,020 of net recoveries in the corresponding period of the prior year. The increase in the net provision for doubtful accounts for the nine months ended December 31, 2015 related primarily to the absence of recoveries of approximately $212,000 of specific accounts previously deemed uncollectible and an increase in reserves for specific accounts currently considered uncollectible.

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

Interest Expense

Interest expense increased by $13,976, or 42.2%, to $47,063 for the three months ended December 31, 2015, from $33,087 in the corresponding period of the prior year. The increase in interest expense for the three months ended December 31, 2015 was due to an increase of 0.25% in the rate for LIBOR loans, an increase of 0.375% in the rate for revolving loans, and higher average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Interest expense decreased by $1,557, or 1.3%, to $120,237 for the nine months ended December 31, 2015, from $121,794 in the corresponding period of the prior year. The decrease in interest expense for the nine months ended December 31, 2015 was due primarily to slightly lower average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Equity Earnings in Minority Investment of Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPS.

The Company’s proportionate share of net loss of OPS for the three months ended December 31, 2015 was $24,304 as compared with the company’s proportionate share of net income of OPS for the three months ended December 31, 2014 of $125,000.

The Company’s proportionate share of net income of OPS for the nine months ended December 31, 2015 and 2014 was $112,000 and $370,000, respectively.

The decrease in the Company’s proportionate share of net income of OPS for the three and nine months ended December 31, 2015, was due to a reduction in revenues driven by a reduction in overall demand, increased competitive pricing pressures, a decrease in total missions and changes in the number and composition of assigned security personnel.

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

Provision for (benefit from) income taxes

The provision for income taxes decreased by $661,000 to a net tax benefit of $418,000 for the three months ended December 31, 2015 compared with a provision of $243,000 in the corresponding period of the prior year. The Company’s effective tax rate for the three months ended December 31, 2015 decreased by 15.6% to 38.3% compared with 53.9% in the corresponding period of the prior year. The decreases in the provision for income taxes and the effective tax rate were primarily due to lower pre-tax earnings.

The provision for income taxes decreased by $1,853,000 to a net tax benefit of $810,000 for the nine months ended December 31, 2015 compared with a provision of $1,043,000 in the corresponding period of the prior year. The Company’s effective tax rate decreased by 6.9% to 38.4% for the nine months ended December 31, 2015 compared with 45.3% in the corresponding period of the prior year. The decreases in the provision for income taxes and the effective tax rate were primarily due to lower pre-tax earnings.

Liquidity and Capital Resources

We pay approximately 82% of our employees on a bi-weekly basis with the remaining employees being paid on a weekly basis, while customers pay for services generally within 60 days from the invoice date.  We maintain a commercial revolving loan arrangement, currently with Wells Fargo Bank, National Association (“Wells Fargo”). We fund our payroll and operations primarily through borrowings under our $20.0 million credit facility with Wells Fargo (as amended, the “Credit Agreement”), described below under “Short Term Borrowings.”

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

Short-Term Borrowings:

On February 12, 2009, we entered into the Credit Agreement with Wells Fargo. This credit facility, which was most recently amended in February 2016 (see below), matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment provides for a Permitted Over-advance Amount (as defined in the Credit Agreement) in the amount of $2,125,000 which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. The balance of the Permitted Over-Advance as of December 31, 2015, is $796,875 million. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

On November 13, 2015, we entered into a fifth amendment (the “Fifth Amendment”) to our Credit Agreement. The Fifth Amendment amends a financial covenant of the Credit Agreement to allow for certain legal settlement costs associated with the Company’s settlement of a class action lawsuit (Leal v. Command Security Corporation).

On February 12, 2016, we entered into a sixth amendment (the “Sixth Amendment” to our Credit Agreement). The Sixth Amendment amends the Credit Agreement to replace the “Minimum Debt Service Coverage Ratio” covenant with a “Minimum Excess Availability” covenant that is effective as of December 31, 2015.

Under the Credit Agreement, as of December 31, 2015, the interest rate was 2.25% for LIBOR loans and 2.375% for revolving loans. At December 31, 2015, we had approximately $0.4 million of cash on hand. We also had $6.0 million in LIBOR loans outstanding, $1.6 million in revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 48% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo, which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the nine months ended December 31, 2015, we were in compliance with all covenants under the Credit Agreement.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital decreased by $1.7 million, or 12.6%, to $11.9 million as of December 31, 2015, from $13.7 million as of March 31, 2015.

We had checks drawn in advance of future deposits of $0.9 million at December 31, 2015, compared with $1.2 million at March 31, 2015. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Strategic Initiatives

During the last few years the Company has pursued several initiatives to improve our competitive and strategic position. Significant progress has been made in rebuilding and strengthening our management team and improving the efficiency and functional effectiveness of our organization, systems and processes. In December 2014 we re-entered the U.S. federal government market with the award of the U.S. Postal Service contract which, as previously reported, remains the subject of a protest which has delayed the commencement of work on the contract.

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

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security officer and aviation services divisions at acceptable margins, while minimizing terminations of contracts with existing customers. We continue to pursue complementary acquisition opportunities to leverage our management structure and deliver accretive earnings with acceptable collection terms. Our focus on larger long term contract opportunities provides another path to add significant additional revenue similar to that anticipated by the U.S. Postal Service contract and other commercial and federal contract opportunities. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions. Our current focus is on increasing our revenues, as our sales and marketing team and branch managers’ work to develop new business and retain profitable contracts. However, several of our airline and security services customers have reduced capacity within their systems, which typically results in reductions of service hours provided by us to such customers. Also, intense competition from other security services companies impacts our ability to gain or maintain sales, gross margins and/or employees. During recent years, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and are likely to implement additional measures in the future. Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us. Additionally, our aviation services division is continually subject to such government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and the document verification process at several of our domestic airport locations.

Our gross profit margin during the nine months ended December 31, 2015 was 10.1%. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies with substantially greater financial and other resources than us. However, we expect these effects will be partly mitigated by price increase, continued operational efficiencies resulting from better management and leveraging of our cost structures and workflow process efficiencies associated with our integrated financial software system.

Our security services division generated approximately $55 million or 54% of our total revenues in the nine months ended December 31, 2015. Our aviation services division generated approximately $47 million or 46% of our total revenues in the nine months ended December 31, 2015.

In the nine months ended December 31, 2015, the Company had six customers, who, in the aggregate, represented approximately 43% of the Company’s total revenues with two of these customers representing 14% and 13% of total revenue, respectively. These customers include one domestic and one international airline, two airline industry consortiums, a major transportation company, and a northeast U.S. based healthcare facility. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was most recently amended in February 2016, as described above. As of the close of business on January 29, 2016, our total outstanding borrowings under the Credit Agreement were approximately $9.9 million and our total availability was approximately $5.9 million, including amounts available under the Permitted Over-advance as per the amended Credit Agreement, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended December 31, 2015, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the nine months ended December 31, 2015, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $17,200 over the remainder of our fiscal year ending March 31, 2016. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015. There have been no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2016 ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 7 “Contingencies” to the Notes to Condensed Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

Ongoing insurance and claims expenses could significantly affect our earnings.

We recently experienced an increase in cost of revenue due to increased estimates of workers’ compensation claims and acceleration in the recognition of workers’ compensation costs. We can provide no assurance that costs associated with workers’ compensation claims will decline in the future. In addition, we may not be successful in our efforts to mitigate future increases in workers’ compensation costs or limit the frequency or severity of our workers’ compensation claims, which could cause further increases in our workers’ compensation costs. Future increases in workers’ compensation costs, if incurred, could have a material adverse effect on our business, financial condition, and results of operations.

Except for the foregoing, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015.

Item 6.	Exhibits

Exhibit 10.1* Sixth Amendment to Credit and Security Agreement, dated as of February 12, 2016, between Command Security Corporation and Wells Fargo Bank, National Association.

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

Exhibit 99.1* Press Release dated February 16, 2016.

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Statements of Operations for the three and nine months ended December 31, 2015 and December 31, 2014, (ii) Condensed Balance Sheets as of December 31, 2015 and March 31, 2015, (iii) Condensed Statements of Changes in Stockholders' Equity for the nine months ended December 31, 2015 and December 31, 2014, (iv) Condensed Statements of Cash Flows for the nine months ended December 31, 2015 and December 31, and (v) Notes to the Unaudited Condensed Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: February 16, 2016	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)