Form 10-K
period 2016-03-31
COMMAND SECURITY CORP
filed 2016-06-27
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $13,401,493 as of September 30, 2015. The closing price of the registrant’s common stock on September 30, 2015, as reported on the NYSE MKT, was $1.84 per share.

In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 9,792,618 outstanding shares of the registrant’s common stock as of June 7, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 5, 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Parts II and III hereof from the registrant’s definitive proxy statement relating to the registrant’s 2016 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the close of the registrant’s fiscal year ended March 31, 2016.

Command Security Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2016

1

PART I

ITEM 1. BUSINESS.

General

Command Security Corporation (the “Company,” or “we”) was incorporated in New York in 1980 and principally provides uniformed security officers and aviation security services to commercial, financial, industrial, aviation and governmental customers throughout the United States. We provide our security services to our customers through Command Security, our security division, and our aviation security services through our Aviation Safeguards division. Recently, the Company commenced work on the U.S. Postal Service (“USPS”) contract that had been delayed for over 15 months due to legal protests challenging the original award decision. This marks the start of a federal government line of business which eventually will include the Department of Homeland Security/Transportation Security Administration Screening Services Indefinite Delivery Indefinite Quantity contract award.

Command Security provides security services to governmental, quasi-governmental and financial institutions, healthcare facilities, colleges and universities, residential communities, commercial real estate, industrial, distribution, logistics and retail customers. Our security services include providing armed and unarmed uniformed security personnel for access control, loss prevention, mobile patrols, traffic control, security console/system operators and fire safety directors, as well as providing personnel for reception, concierge and front desk/doorman operations. The security services division generated approximately $72 million, or 54% of our total revenues for the fiscal year ended March 31, 2016.

Aviation Safeguards provides aviation security and passenger assistance services to more than 50 domestic and international airlines, airports, airport authorities and the general aviation community at approximately nine international airports. Our aviation security division provides a variety of uniformed services for domestic and international air carriers, including security for airlines, aircraft, passengers and cargo, baggage screening, wheelchair escort services, special escort services and skycap services. The aviation services division generated approximately $61 million, or 46% of our total revenues for the fiscal year ended March 31, 2016.

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

The investment in OPS was an important strategic step for the Company and allowed us the opportunity to expand our service and product offerings into a new and emerging market that offers growth and the potential for margins in excess of what the company has historically achieved while also providing an entry into another important segment of the security services industry. The maritime security market also provides the Company excellent visibility into potential international opportunities which may allow the Company to leverage our core domestic experience and knowledge in coordination with our OPS partners.  Further, the Company’s significant customer base and market awareness offers another avenue for OPS to potentially explore with critical infrastructure opportunities in the U.S. market.

Operations

As a licensed security company, our security services division deploys security officers to protect people and property; prevent the theft of property; and deter, observe, detect and report security threats for our customers. We conduct our security services principally by providing security officers and other personnel who are, depending on the particular customer requirements, uniformed or plain-clothed, armed or unarmed. Based on the customer requirements and/or our internal threat assessment, our security officers patrol in marked vehicles with radio communications; stand duty on the customer premises at stationary posts such as points of access, reception areas or surveillance monitors, and/or conduct foot patrols around the customer perimeter and other high-value areas. Our security officers maintain contact with their headquarters or supervisors via car radio, hand-held radios or cell phones. In addition to the more traditional tasks associated with access control and loss prevention, our security officers respond to and report emergency situations such as fires, natural disasters, work accidents and medical crises to the appropriate authorities. We provide security officer services to many of our customers, 24-hours per day and 365 days per year. Our security officers are deployed to provide facility security, access control, personnel security checks, traffic and parking control and to protect against fire, theft, sabotage and safety hazards. We also provide specialized vehicle patrol and inspection services as well as technical products such as access control, video monitoring and other devices through distribution arrangements. Our aviation services division provides a variety of uniformed personnel for security including aircraft and cargo security, access control, wheelchair and passenger escorts, skycaps and baggage handlers for domestic and international air carriers. Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and may implement additional measures in the future. Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us.

To better integrate and manage our business, our operations are divided into General Security, Aviation Services and National Accounts. Each of these divisions is managed by a vice president/program manager who is responsible for developing and executing our business plan based on the demand, needs and competition in each of our specific markets. The division vice presidents and program managers are assisted by district managers who are responsible for local implementation of policies and procedures. While each divisional business plan is based on our overall corporate strategy, the primary mission of our divisional vice presidents is to staff, train and deploy their teams to provide the necessary physical security and customer service solutions in a responsive fashion consistent with customer service expectations. They also are expected to manage the growth and profitability of their division’s operations. We have approximately 28 offices and operate directly or through subcontractors throughout the United States, including in California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, and West Virginia. We frequently establish offices close to our customers and delegate responsibility to our local managers to satisfy customer expectations. Our managers maintain ongoing relationships and contact with our customers in order to promptly and effectively anticipate and respond to the needs of customers and security officers. Our managers play an important role in maintaining service quality and assisting with sales and marketing efforts. Our sales and marketing efforts focus on customers located primarily in urban centers and other concentrated business districts in major metropolitan areas and select suburban areas with a high density of businesses.

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

Significant Customers

In the fiscal year ended March 31, 2016, the Company had six customers that represented approximately 45% of the Company’s total revenue in the aggregate. Two of these customers represented 14% and 13% of total revenue, respectively. These customers include one domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility, and two airline consortiums. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

See “Notes to Financial Statements—Note 10 Concentrations of Credit Risk and Significant Customer.”

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

Employees

Our business is labor intensive and is consequently affected by the availability of qualified personnel and the cost of labor. Although the security services industry is characterized by high turnover, we have not experienced any material difficulty in hiring qualified security officers. In some cases, when labor has been in short supply, we have been required to pay higher wages and/or incur overtime charges. We have approximately 4,300 total employees including 3,500 full-time employees, the majority of whom are hourly service workers, and approximately 290 of whom serve as managers, administrative employees and executives in our 28 offices nationwide.

Approximately 69% of our employees do not belong to a labor union. The remaining 31% of our employees, including in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International and LaGuardia airports, are either subject to the Special & Superior Officers Benevolent Association bargaining arrangement which is set to expire March 31, 2017, or are subject to a recognition agreement with SEIU 32BJ. Many of our competitors’ employees in New York City are also unionized. In the past, our employees at Los Angeles International Airport worked under a collective bargaining agreement with a local uncertified union. As a result of assuming the U. S. Postal Service contract, the Company is obligated to assume the financial terms of existing collective bargaining agreements that currently are in place in five locations and to negotiate in good faith to enter into new collective bargaining agreements as existing agreements expire. Our relations with our employees are satisfactory, and we have not experienced any work stoppages as a result of labor disputes.

Intellectual Property

We own the service marks “Command Security Corporation,” and “CSC” for security officer, detective, private investigation services and security consulting services.

In April 2015, we applied for a word mark/service mark for CommandTrack and CommandTrack-Air, which encompasses tracking of security officers and personnel, as well as location and monitoring services for small vehicles such as carts and wheelchairs.

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

We recently experienced an increase in the cost of revenues due to increased estimates of the final total cost of outstanding workers’ compensation claims from prior years and from the acceleration in the recognition of workers’ compensation costs. We can provide no assurance that costs associated with workers’ compensation claims will decline in the future. In addition, we may not be successful in our efforts to mitigate future increases in workers’ compensation costs or limit the frequency or severity of our workers’ compensation claims, which could cause further increases in our workers’ compensation costs. Future increases in workers’ compensation costs, if incurred, could have a material adverse effect on our business, financial condition, and results of operations.

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

Significant Customers

We rely on a limited number of customers for a significant portion of our revenues. In the fiscal year ended March 31, 2016, the Company had six customers, who represented approximately 45% of the Company’s total revenue in the aggregate. Two of these customers represented 14% and 13% of total revenue, respectively. These customers include one domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility, and two airline consortiums. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

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

Additional Financing

We believe that our existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditures and debt service requirements for the foreseeable future. However, we cannot assure you that this will continue to be the case, and we may be required to obtain additional financing to maintain and expand our existing operations through the sale of our securities, an increase in borrowings under our credit facilities or otherwise. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

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

The Litigation Environment in Which we Operate Poses a Significant Risk to our Business.

We are involved in a number of lawsuits related to employment issues. Judges and juries in the State of California have recently demonstrated a willingness to grant large verdicts to plaintiffs in connection with employment related cases. We use appropriate means to contest litigation threatened or filed against us, however, the litigation environment in the State of California poses a significant business risk.

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

Collective Bargaining Agreements and Organized Labor Action

Approximately 31% of our workforce is subject to either a collective bargaining arrangement, which is set to expire March 31, 2017, or a recognition agreement with SEIU 32BJ. If we are unable to renew such agreements on satisfactory terms, our labor costs could increase, which would negatively affect our business, financial condition and results of operations. As a result of assuming the U. S. Postal Service contract, the Company is obligated to assume the financial terms of existing collective bargaining agreements that currently are in place in five locations and to negotiate in good faith to enter into new collective bargaining agreements.

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

Collection of Accounts Receivable

We extend credit to our customers primarily through the use of weekly or monthly billings generally due within 30 to 45 days of the invoice date. Any default in the payment of accounts receivable by one or more of our significant customers due to bankruptcy or otherwise could have a material adverse impact on our liquidity, results of operations and financial condition. See “Notes to Financial Statements—Note 10 Concentrations of Credit Risk and Significant Customer.”

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

Concentration of Stock Ownership

Although none of our directors and officers has any agreement relating to the manner in which they will vote their shares of our common stock, such parties together beneficially own shares representing approximately 37% of the outstanding common stock. Further, as of March 31, 2016, based on public filings, there are three other shareholders that combined own 31% of the Company’s outstanding shares. The concentration of ownership among these shareholders could give them the power to influence the outcome of substantially all matters subject to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. Such decisions may conflict with the interests of our other shareholders. This beneficial ownership and potential effective control on all matters relating to our business and operations could eliminate the possibility of other shareholders obtaining the necessary shareholder vote to affect any change in the course of our business if they disagree with these significant shareholders.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands the availability of health care coverage to many uninsured individuals and in some cases expands coverage to those already insured. Provisions of this law have become and will become effective at various dates over the next several years and many of the regulations and guidance for the law have not been implemented. The changes required by this legislation could cause us to incur additional healthcare and other costs. The costs of these provisions are expected to be funded by a variety of taxes, fees and penalties. Some of the taxes and fees, as well as certain health care changes required by these acts, are expected to result, directly or indirectly, in increased health care costs for us. It remains difficult to predict the cost impact of health care reform. We cannot quantify the extent of any long-term impact from the legislation or any potential changes to the legislation. There is no assurance that we will be able to absorb and/or pass through the costs of complying with such legislation in a manner that will not adversely impact our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of March 31, 2016, we did not own any real property. We occupy executive offices at 512 Herndon Parkway, Herndon, VA 20170, consisting of approximately 11,000 square feet. We also lease office space at the following locations under long-term operating or short-term month-to-month leases:

Location

1903 South Congress Avenue	1767 Morris Avenue
Suite 150	Suite 101, First Floor
Boynton, FL	Union, NJ

5805 Blue Lagoon Drive	100 Wells Street
Suite 110	#2AB
Miami, FL	Hartford, CT

8929 South Sepulveda Boulevard	80-02 Kew Gardens Road
Suite 300	Suite 401
Los Angeles, CA	Kew Gardens, NY

409 Camino Del Rio South	17 Battery Place
Suite 100	Suite 223
San Diego, CA	New York, NY

Los Angeles World Airports	388 Westchester Avenue
Terminal 2 & Tom Bradley International Terminal	Port Chester, NY
Los Angeles, CA
52 Oswego Street
890 Hillview Court, Suite 100	Baldwinsville, NY
Milpitas, CA 95035
JFK International Airport
1630 S. Sunkist Street	175-01 Rockaway Boulevard
Unit O	Jamaica, NY
Anaheim, CA	(Idle facility no longer in use)

Pittsburgh International Airport	LaGuardia Airport
1000 Airport Boulevard	United Hangar #2
Ticketing Level of the Landside Terminal Building	Rooms 328
Pittsburgh, PA	Flushing, NY

Two International Plaza	2144 Doubleday Avenue
Suite 242	Ballston Spa, NY
Philadelphia, PA

780 Elkridge Landing Road	669 Elmwood Avenue
Suite 220	Suite B-4
Linthicum Heights, MD	Providence, RI

Baltimore-Washington International Airport	Suite 208-L Wilson Building
Baltimore, MD	3511 Silverside Road, Concord Plaza
Wilmington, DE
21 Cummings Park
Suite 224	9730 South Western Avenue
Woburn, MA	Evergreen Plaza Shopping Center
Suite 640
1458 Main Street	Evergreen Park, IL
Buffalo, NY 14209
2400 Herodian Way
95 Grasslands Road	Suite 152
Valhalla, NY	Smyrna, GA 30080

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

In March 2012, the California Service Employees Health and Welfare Trust Fund filed a suit in U.S. District Court for the Northern District of California against the Company seeking to maintain the payment of monthly health insurance contributions, which were stopped by the Company following the termination of the collective bargaining agreement. Venue was subsequently transferred to the U.S. District Court for the Central District of California. On July 31, 2014, the Court denied the plaintiffs’ motion for summary judgment and granted partial summary judgment in favor of the Company. While the parties stipulated to a proposed judgment within recorded reserves, the plaintiffs’ appealed the judgment before the Court had issued a final Order, pending the outcome of the companion case filed in July 2012. In that case, the Service Employee International Union (SEIU) filed a lawsuit in U.S. District Court for the Northern District of California against the Company seeking the restoration of the collective bargaining agreement between SEIU and the Company following a majority vote of Aviation Safeguards employees in December 2011, to withdraw recognition of the union. On February 20, 2014, the U.S. District Court, Central District of California, ruled in favor of the Company and granted our motion for summary judgment in full, denied the plaintiffs’ motion for summary judgment and terminated the case. The plaintiffs filed their Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on March 18, 2014 and both parties have subsequently filed appellate briefs. Oral arguments were held in March 2016 in the Ninth Circuit Court of Appeals. The appeal ruling is still pending. These cases involve a high degree of inherent uncertainty and, as such, the Company is unable to estimate the eventual amount of potential loss, if any, until developments in the case yield additional information sufficient to support a quantitative assessment of the range of reasonably probable loss. At this time it is not possible to predict the outcome of this appeal or the potential cost if the plaintiffs were to prevail, however, the potential cost to the Company could be material.

On April 29, 2014, the California Superior Court granted a plaintiff’s motion (Leal v. Command Security Corporation) to certify a class consisting of all persons who were employed by the Company in a non-exempt security officer position within the State of California at any time since May 2, 2007, through the date of trial who agreed to and signed an on-duty meal period agreement at the time of their employment. The case is a certified class action involving allegations that the Company violated certain California state laws relating to on-duty meal and rest breaks. On November 12, 2015, the Company agreed to a maximum settlement amount of $2.0 million, including plaintiff’s attorney fees and costs, administration costs, and certain other miscellaneous costs. As part of the settlement, the parties further agreed that (i) the final settlement will be subject to court approval; (ii) a minimum of 50% of the net proceeds will be distributed to the class; and (iii) the settlement will be paid in two installments, the first to be paid upon court approval of the final settlement agreement and the second to be paid no later than one year from final approval. The Company expects court approval within the next two to three months.

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

Last Sales Price Period (1)	Common stock market price
	Low	High
2016
First Quarter	$1.85	$3.08
Second Quarter	1.34	2.10
Third Quarter	1.76	2.83
Fourth Quarter	1.92	2.61

2015
First Quarter	$1.72	$2.03
Second Quarter	1.77	2.40
Third Quarter	1.70	2.29
Fourth Quarter	1.75	3.55

(1) Reflects fiscal years ended March 31, 2016 and 2015 as indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and may not represent actual transactions. The past performance of our common stock is not necessarily indicative of the price at which it may trade in the future.

As of May 26, 2016 there were approximately 1,200 holders of our common stock.

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

Common Stock Repurchases

On December 8, 2011, the Company’s Board of Directors authorized a stock repurchase program that initially allowed us to repurchase up to $2,000,000 of our common stock on the open market. In November 2012, the Company’s Board of Directors authorized an increase of up to $4,000,000 of our common stock to be repurchased. To date, the Company has repurchased $3,058,873 of the $4,000,000 authorized under the stock repurchase program. The ability of the Company to repurchase shares under the stock repurchase program is subject to the approval of Wells Fargo under the Credit Agreement. Common stock repurchases are recorded as treasury stock, at cost. The program does not have a prescribed expiration date. See “Notes to Financial Statements—Note 16 Issuer Purchases of Equity Securities.” No shares were purchased during the fiscal years ended March 31, 2016 and March 31, 2015.

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

Stock Based Compensation

FASB ASC 718, Stock Compensation , requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $103,793 and $203,215 for stock based compensation have been recorded for the fiscal years ended March 31, 2016 and 2015, respectively.

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

On January 29, 2015 the Company announced that the USPS had issued a stay of the transition of the USPS Contract awarded to the Company pending the resolution of a dispute over the award of such contract. The USPS Contract at issue was disclosed in a press release issued by the Company on January 6, 2015, and in a Form 8-K filed by the Company with the Securities and Exchange Commission on January 12, 2015. On January 27, 2015, the Company was notified by the USPS that ABM Security Services (“ABM”) had lodged a protest with the USPS seeking to overturn the contract that was awarded to the Company.

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

On April 7, 2016, the Court of Federal Claims dismissed the protest filed by Universal and following this dismissal, the Company reinitiated activities to fully assume the USPS Contract in two phases. On June 6, 2016, the opportunity for any further appeal of the protest dismissal expired, and the Company commenced work at approximately half the locations and on June 13, 2016, commenced work at the remaining locations.

RESULTS OF OPERATIONS

Revenues

Our revenues decreased by $6.1 million, or 4.4%, to $133.1 million for the fiscal year ended March 31, 2016, from $139.2 million in the prior year. The decrease in revenues for the fiscal year ended March 31, 2016 was due mainly to a $2.9 million reduction in revenues from a major transportation company following the loss of the Western region services contract with this customer effective May 31, 2014, a reduction of approximately $2.3 million in security related services from California based technology companies, a reduction in revenues from New York based healthcare facilities of approximately $1.9 million, other commercial and industrial customers decreased by $1.8 million, residential and retail customers decreased by $1.3 million, and revenues from various other customers decreased by $0.5 million. These decreases were partly offset by a net increase of approximately $4.6 million in revenues from aviation related services with several domestic and international airlines operating primarily at New York LaGuardia, New York JFK and Los Angeles LAX airports.

Workers’ Compensation Costs

We have an insurance policy covering workers’ compensation claims in states in which we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of revenues were $4.6 million and $2.6 million for the fiscal years ended March 31, 2016 and 2015, respectively.

This increase in workers' compensation costs during the fiscal year ended March 31, 2016, is primarily due to the following:

•	Increased total estimated costs on prior year’s claims — During recent months, workers' compensation insurance carriers from past years have reported increases in the estimated total cost of several ongoing claims dating back to the 2006 policy year. These policy years were previously estimated to be more fully developed, or closer to the estimated total future cost of these claims, than these recent increases in estimated total cost now suggests. The increases in the estimated total costs of these ongoing claims represents approximately $950,000 of the above-mentioned increase in workers' compensation costs.

•	Improved claims management practices — Effective October 1, 2014, the Company changed from a carrier managed claims program to a third party administrator (TPA) managed program and changed its workers compensation insurance carrier. Under the former carrier managed claims approach, the carriers controlled day-to-day claim management activities, including the estimation of total future claim costs, management and settlement strategies.

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

•	During the fourth quarter of the year ended March 31, 2016, as a direct result of reported increases in estimated claims during recent quarters, the Company updated loss development factors used in the calculation of estimated workers’ compensation liabilities. The result of the application of new estimated development factors increased current estimated liabilities by approximately $430,000.

We believe our estimates of future liability are reasonable based upon our methodology; however, changes in regulations, health care costs, accident frequency and severity and other factors could materially affect the estimates of these liabilities. The Company continually monitors changes in claim type and incident and evaluates the workers’ compensation insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points.

Gross Profit

Our gross profit decreased by $4.4 million, or 22.7%, to $14.9 million (11.2% of revenues), for the fiscal year ended March 31, 2016, from $19.3 million (13.9% of revenues) for the fiscal year ended March 31, 2015. The decrease in gross profit was due mainly to the above-mentioned $2.0 million increase in workers’ compensation expense, increased direct labor costs driven by regulatory and market driven increases in wages, increased overtime and employee turnover attributable to tightening labor markets particularly in the northeastern U.S. and revenue declines mentioned above. These revenue declines include approximately $1.1 million in gross profits from New York based healthcare facilities, approximately $1.0 million from a major transportation company, approximately $0.3 million from California based technology companies, and $1.1 million from various other industrial, commercial and residential customers. These decreases were partially offset by an increase of approximately $1.0 million in gross profits from aviation related services with several domestic and international airlines operating primarily at New York LaGuardia, New York JFK and Los Angeles LAX airports.

We have an insurance policy covering workers’ compensation claims in states in which we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $4.6 million and $2.6 million for the fiscal years ended March 31, 2016 and 2015, respectively.

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

General and Administrative Expenses

Our general and administrative expenses decreased by $0.2 million, or 1.4%, to $17.3 million (13.0% of revenues) for the fiscal year ended March 31, 2016, from $17.5 million (12.6% of revenues) for the fiscal year ended March 31, 2015. The decrease in general and administrative expenses for the fiscal year ended March 31, 2016 was due mainly to a reduction of approximately $1.0 million in employee compensation and benefits costs partially offset by increases of approximately $0.5 million in legal fees and $0.3 million in consultant fees.

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

Provision for Doubtful Accounts

The provision for doubtful accounts for the year ended March 31, 2016, net of recoveries, increased by $0.6 million to net expense of $0.4 million as compared with $0.1 million of net recoveries in the corresponding period of the prior year. The increase in the net provision for doubtful accounts for the year ended March 31, 2016 related primarily to the absence of the recovery of approximately $0.3 million of specific accounts previously considered uncollectible and an increase in specific accounts currently considered uncollectible.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the increase during the fiscal year ended March 31, 2016 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Expense

Interest expense for the fiscal year ended March 31, 2016 increased by $5,800 to $160,874 from $155,074 in fiscal 2015. The increase in interest expense for the year ended March 31, 2016 was primarily due to higher average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Equity Earnings in Minority Investment of Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPS. The Company’s proportionate share of net income for the fiscal years ended March 31, 2016 and 2015 was $65,291 and $505,000, respectively. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

During the past two fiscal years ended December 31, 2015 and 2014, OPS has experienced a decline in revenues and net income from continuing operations. Specifically, for the year ended December 31, 2015, revenues declined 16.1% from the year ended December 31, 2014, gross profits declined by 10.2% and net income from continuing operations declined by 31.4%. However, during the same periods, gross profit as a percent of revenues increased from 30.6% to 32.8%.

The decline in revenues has been driven by an overall reduction in world-wide shipping activity, reduced demand for security personnel as a result of declines in attempted and successful piracy attacks, lower insurance rates and lower oil prices allowing operators the option of longer routes through lower risk areas further leading to a decline in demand for security services. The maturing of this industry has also led to price competition further compressing revenues and margins.

In addition, during the past six months, OPS has pursued certain strategic growth opportunities that have resulted in increases in a variety of related costs including salaries and wages, legal, consulting, travel and financing costs.

The decline in revenues and increased operating costs has resulted in net losses for the past two quarters ending March 31, 2016, and accordingly, the Company has recorded its proportionate share of these losses totaling $71,013 for the two quarters ended March 31, 2016, and income of $65,291 for the year ended March 31, 2016. Further, the Company believes that OPS will report net losses for the quarter ended June 30, 2016, also primarily driven by increased operating expenses related to strategic growth initiatives that are no longer believed to be viable or expected to materialize.

The combination of the above-mentioned decline in revenues and increased operating costs has resulted in short-term liquidity pressures that may impact OPS’s ability to remain current in its obligations under its senior debt. However, the Company and OPS believe the core business will continue to generate gross profit margins reasonably consistent with historical results and further, there are initiatives underway to reduce operating expenses. While there can be no assurance that OPS will be able to increase revenues and/or net income from continuing operations in the foreseeable future or improve its liquidity outlook so as to avoid a default under its credit agreement, the Company believes there is a reasonable possibility to return OPS to more stable and predictable levels of profitability. Management has performed an impairment analysis as of March 31, 2016 and has concluded its investment in OPS is not impaired at this time. The Company will continue to closely monitor the operations of OPS and review its investment for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

Provision for (Benefit from) Income Taxes

The provision for income taxes decreased by $2.6 million to a net tax benefit of $1.6 million for the fiscal year ended March 31, 2016 compared with a net tax provision of $1.0 million in the fiscal year ended March 31, 2015, primarily due to lower pre-tax earnings. The Company’s effective income tax rate decreased by 5.6% to 38.2% for the fiscal year ended March 31, 2016 from 43.8% for the fiscal year ended March 31, 2015. Pretax income decreased by $6.5 million to pre-tax loss of $4.3 million in the fiscal year ended March 31, 2016 from pretax income of $2.2 million in the fiscal year ended March 31, 2015.

Earnings (Loss)

Our net loss for the fiscal year ended March 31, 2016 was $2.7 million as compared with net income of $1.3 million for the fiscal year ended March 31, 2015. The decrease in net income was primarily related to the aforementioned decrease in gross profits, lower bad debt recoveries and lower equity earnings in the minority investment of Ocean Protection Services LLC (“OPS”).

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

Short-Term Borrowings

On February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo which was most recently amended in February 2016 (see below), matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain minimum excess availability levels, and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment provides for a Permitted Over-advance Amount (as defined in the Credit Agreement) in the amount of $2,125,000 which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. The balance of the Permitted Over-Advance as of March 31, 2016, is $531,250. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

On November 13, 2015, we entered into a fifth amendment (the “Fifth Amendment”) to our Credit Agreement. The Fifth Amendment amends a financial covenant of the Credit Agreement to allow for certain legal settlement costs associated with the Company’s settlement of a class action lawsuit (Leal v. Command Security Corporation).

On February 12, 2016, we entered into a sixth amendment (the “Sixth Amendment”) to our Credit Agreement. The Sixth Amendment amends the Credit Agreement to replace the “Minimum Debt Service Coverage Ratio” covenant with a “Minimum Excess Availability” covenant that is effective as of December 31, 2015.

Under the Credit Agreement, as of March 31, 2016, the interest rate was 2.25% for LIBOR loans and 2.5% for revolving loans. At March 31, 2016, we had $1.5 million of cash on hand. We also had $5.0 million in LIBOR loans and Over-advances outstanding, $2.0 million in revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 58.4% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants.  If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach.  For the fiscal year ended March 31, 2016, we were in compliance with all covenants under the Credit Agreement.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2016 and 2015:

	2016	2015
Net cash provided by (used in) operating activities	$(1,276,588)	$3,400,606
Net cash used in investing activities	(56,117)	(145,866)
Net cash provided by (used in) financing activities	383,720	(4,289,328)

Investments and Capital Expenditures

We have no material commitments for investments and capital expenditures at this time.

Financing

The Company uses borrowings under its Credit Agreement to meet its working capital needs and may obtain short-term financing to meet its insurance needs.  See “Short Term Borrowings” above.

Working Capital

Our working capital decreased by $3.0 million, or 21.9%, to $10.7 million as of March 31, 2016, from $13.7 million as of March 31, 2015.

There were checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $0.5 million as of March 31, 2016, compared with $1.2 million at March 31, 2015.  Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

OUTLOOK

Strategic Initiatives

During the last few years the Company has pursued several initiatives to improve our competitive and strategic position. Significant progress has been made in rebuilding and strengthening our management team and improving the efficiency and functional effectiveness of our organization, systems and processes. In December 2014 we re-entered the U.S. federal government market with the award of the U.S. Postal Service (“USPS”) contract which had been the subject of a long and challenging protest process.  On April 7, 2016, the Court of Federal Claims dismissed the protest filed by Universal Protective Services (“Universal”) on January 27, 2016. Following the dismissal of Universal’s claim, the Company reinitiated activities to fully assume the USPS Contract in two phases. On June 6, 2016, the Company commenced work at approximately half the locations and on June 13, 2016, commenced work at the remaining locations.

Also consistent with the Company’s initiative to compete for larger contract opportunities, the Company commenced work on a new multi-state security services contract with a large on-line retailer in April 2016. With a stronger foundation and a more effective organization, the Company is currently engaged in a corporate-wide campaign with four basic focus areas:

•	Improved performance through better systems, procedures and training;
•	Profitable top line revenue growth through identification of larger bid and proposal opportunities including new Federal and/or international opportunities and potential acquisitions;
•	Dedicated marketing and sales efforts in specific industry sectors that complement our core capabilities, geography and operational expertise; and,
•	Attention to details and discipline that will drive operating efficiencies, and enhance enterprise value.

These strategic initiatives may result in future costs related to new business development expenses, severance and other employee-related matters, litigation risks and expenses, and other costs.  At this time we are unable to determine the scope of these potential costs.

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security officer and aviation services divisions at acceptable margins, while minimizing terminations of contracts with existing customers.  We continue to pursue complementary acquisition opportunities to leverage our management structure and deliver accretive earnings with acceptable collection terms. Our focus on larger, long term contract opportunities provides another path to add significant additional revenue similar to that of the U.S. Postal Service contract, the recently announced TSA Indefinite Delivery Indefinite Quantity Award, and other commercial and federal contract opportunities.  Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions.    Our current focus is on increasing our revenues, as our sales and marketing team and branch managers’ work to develop new business and retain profitable contracts.  However, several of our airline and security services customers have reduced capacity within their systems, which typically results in reductions of service hours provided by us to such customers.  Also, intense competition from other security services companies impacts our ability to gain or maintain sales, gross margins and/or employees.  During recent years, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and are likely to implement additional measures in the future.  Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us.  Additionally, our aviation services division is continually subject to such government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and the document verification process at several of our domestic airport locations.

Our gross profit margin decreased during the fiscal year ended March 31, 2016 to 11.2% of revenues, compared with 13.9% for fiscal 2015.   We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have.   However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

In the fiscal year ended March 31, 2016, the Company had six customers that represented approximately 45% of the Company’s total revenue in the aggregate. Two of these customers represented 14% and 13% of total revenue, respectively. These customers include one domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility and two airline consortiums. There is no assurance that we will not lose additional contracts with these or other significant customers in the future, the loss of which may have a material adverse effect on our business, results of operations and financial condition.

For the fiscal year ended March 31, 2016, our security services division generated approximately $72 million or 54% of our total revenues and our aviation services division generated approximately $61 million or 46% of our total revenues.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, as described above.  As of the close of business on June 16, 2016, our cash availability plus cash on hand was approximately $8.4 million, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo.  We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo.  However, we cannot assure you that this will continue to be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise.  The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide.  The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans.  If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all.  If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2016 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2016 and for the period then ended.

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)	There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the fourth quarter of fiscal 2016 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2016 Annual Meeting of Stockholders which is expected to be filed with the SEC within 120 days of the close of the our fiscal year ended March 31, 2016 (the “2016 Proxy Statement”) under the captions “Proposal One: Election of Directors,” “Information Concerning Executive Officers,” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the 2016 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the 2016 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the 2016 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be set forth in the 2016 Proxy Statement under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Page Number from this Form 10-K
	(1)	Financial Statements:
		Report of Independent Registered Public Accounting Firm	F-1
		Balance Sheets - March 31, 2016 and 2015	F-2
		Statements of Operations - years ended March 31, 2016 and 2015	F-3
		Statements of Changes in Stockholders' Equity - years ended March 31, 2016 and 2015	F-4
		Statements of Cash Flows - years ended March 31, 2016 and 2015	F-5
		Notes to Financial Statements	F-7

	(2)	Financial Statement Schedules:

		Schedule II - Valuation and Qualifying Accounts	F-20
Schedules not listed above have been omitted as not applicable, immaterial or disclosed in the Financial Statements or notes thereto.

	(3)	Exhibits:

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

COMMAND SECURITY CORPORATION

Date: June 27, 2016

By: /s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Craig P. Coy and N. Paul Brost, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas P. Kikis	Chairman of the Board	June 27, 2016
Thomas P. Kikis

/s/ Craig P. Coy	Director and Chief Executive Officer	June 27, 2016
Craig P. Coy	(Principal Executive Officer)

/s/ N. Paul Brost	Chief Financial Officer	June 27, 2016
N. Paul Brost	(Principal Accounting Officer)

/s/ James P. Heffernan	Director	June 27, 2016
James P. Heffernan

/s/ Janet L. Steinmayer	Director	June 27, 2016
Janet L. Steinmayer

/s/ Mark Sullivan	Director	June 27, 2016
Mark Sullivan

COMMAND SECURITY CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit of Incorporation 3.3 of the Form 10-K for the fiscal year ended March 31, 1993.
3.2	By-Laws, as amended	Incorporated by reference to Exhibit 3.1 on Form 8-K filed September 25, 2013.
3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.4 on Form 10-K for the fiscal year ended March 31, 2010.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to Registrant's Registration Statement on Form S-18, file number 33, 35007-NY.
4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-1 filed October 27, 1993.
10.1	Agreement for Purchase and Sale of Assets dated June 13, 2006, for the acquisition of Sterling Protective Group, Inc.	Incorporated by reference to Exhibit 10.6 of the Form 8-K filed June 13, 2006.
10.2	Stock Purchase Agreement dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 12, 2007.
10.3	Amended and Restated Plan of Merger dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed April 12, 2007.
10.4	Wells Fargo Business Credit, Credit and Security Agreement dated February 12, 2009	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed February 17, 2009.
10.5	Second Amendment to Wells Fargo Business Credit and Security Agreement dated as of October 18, 2011	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 18, 2011.
*10.6	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25 of the Form 10-K for the fiscal year ended March 31, 2001 filed July 3, 2001.
*10.7	2005 Stock Incentive Plan	Incorporated by reference to Exhibit 99.5 of the Form 10-K for the fiscal year ended March 31, 2006 filed June 28, 2006.
*10.8	2009 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A of the 2009 Proxy Statement filed July 29, 2009.
*10.9	Craig P. Coy Employment Agreement	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended March 31, 2012.
*10.10	Scott Landry Employment Offer Letter dated October 1, 2012	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 4, 2012.
10.11	Third Amendment to Credit and Security Agreement dated as of November 6, 2012, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 8, 2012.
*10.12	N. Paul Brost Employment Offer Letter dated January 11, 2013	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed January 17, 2013.
*10.13	Coy Employment Agreement Extension dated December 23, 2014	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed December 29, 2014
10.14	Award of the U.S. Postal Service contract No. 2BEMPS-15-B-0029 under Solicitation No. 2B-14-A-0078	Filed herewith.
10.15	Fifth Amendment to Credit and Security Agreement dated as of November 13, 2015, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed November 16, 2015
10.16	Sixth Amendment to Credit and Security Agreement dated as of February 12, 2016, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed February 16, 2016
11.1	Computation of Income (Loss) Per Share of Common Stock	Incorporated by reference to Note 8 of the Financial Statements filed with this Annual Report on Form 10-K.
31.1	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
31.2	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
32.1	Section 1350 Certifications	Filed herewith.
32.2	Section 1350 Certifications	Filed herewith.
99.1	Press Release dated June 27, 2016 announcing March 31, 2016 fourth quarter and fiscal year results	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

* Management contract or compensatory plan or arrangement.

Report of Independent Registered

Public Accounting Firm

To the Board of Directors and Stockholders of Command Security Corporation

We have audited the accompanying balance sheets of Command Security Corporation as of March 31, 2016 and 2015, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2016. Our audits of the basic financial statements included the financial statement schedule II – Valuation and Qualifying Accounts. Command Security Corporation’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Security Corporation as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D'Arcangelo & Co., LLP
June 27, 2016
Poughkeepsie, New York

Command Security Corporation

Balance Sheets

March 31, 2016 and 2015

	March 31,	March 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$1,486,854	$2,435,839
Accounts receivable, net of allowance for doubtful accounts accounts of $650,226 and $614,105, respectively	21,890,623	21,712,036
Prepaid expenses	1,853,464	1,653,404
Other assets	2,184,465	3,283,195
Total current assets	27,415,406	29,084,474

Furniture and equipment at cost, net	258,157	383,860

Other Assets:
Intangible assets, net	1,364,966	1,763,805
Minority investment in unconsolidated affiliate	2,695,291	2,630,000
Other assets	4,412,042	2,725,016
Total other assets	8,472,299	7,118,821
Total assets	$36,145,862	$36,587,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$471,939	$1,161,023
Short-term borrowings	7,011,743	6,000,000
Accounts payable	945,711	620,282
Accrued expenses and other liabilities	8,321,297	7,647,102
Total current liabilities	16,750,690	15,428,407

Insurance reserves	612,462	584,569
Other non-current liabilities	700,000	-
Total liabilities	18,063,152	16,012,976

Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value per share, 50,000,000 shares authorized, 11,544,818 and 9,792,618 shares issued and outstanding, respectively, at March 31, 2016 and 11,483,764 and 9,731,564 shares issued and outstanding, respectively, at March 31, 2015	1,155	1,149
Treasury stock, at cost, 1,752,200 shares	(2,885,579)	(2,885,579)
Additional paid-in capital	18,410,595	18,245,747
Accumulated earnings	2,556,539	5,212,862
Total stockholders’ equity	18,082,710	20,574,179
Total liabilities and stockholders’ equity	$36,145,862	$36,587,155

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Operations

Years Ended March 31, 2016 and 2015

	2016	2015

Revenues	$133,101,689	$139,185,400
Cost of revenues	118,200,363	119,907,591

Gross profit	14,901,326	19,277,809

Operating expenses
General and administrative	17,275,314	17,519,531
Litigation settlement	1,400,000	-
Provision for doubtful accounts, net	426,752	(130,059)
	19,102,066	17,389,472

Operating income (loss)	(4,200,740)	1,888,337

Other expenses
Interest expense	(160,874)	(155,074)

Income (loss) before income taxes and equity earnings in minority investment of unconsolidated affiliate	(4,361,614)	1,733,263

Equity earnings from minority investment of unconsolidated affiliate	65,291	505,000

Income (loss) before income taxes	(4,296,323)	2,238,263

Provision for (benefit from) income taxes	(1,640,000)	980,000

Net income (loss)	$(2,656,323)	$1,258,263

Income (loss) per share of common stock
Basic	$(0.27)	$0.13
Diluted	$(0.27)	$0.13

Weighted average number of common shares outstanding
Basic	9,771,578	9,637,594
Diluted	9,771,578	9,919,654

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Changes in Stockholders' Equity

Years Ended March 31, 2016 and 2015

	Preferred	Common	Treasury	Additional Paid	Accumulated
	Stock	Stock	Stock	In Capital	Earnings	Total

Balance at March 31, 2014	$-	$1,126	$(2,885,579)	$17,685,815	$3,954,599	$18,755,961

Options exercised, net		23		280,895		280,918
Stock compensation cost				203,215		203,215
Stock based compensation tax benefits				75,822		75,822
Net income					1,258,263	1,258,263

Balance at March 31, 2015	-	1,149	(2,885,579)	18,245,747	5,212,862	20,574,179

Options exercised, net		6		75,089		75,095
Repurchase of stock options				(14,034)		(14,034)
Stock compensation cost				103,793		103,793
Net loss					(2,656,323)	(2,656,323)

Balance at March 31, 2016	$-	$1,155	$(2,885,579)	$18,410,595	$2,556,539	$18,082,710

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Cash Flows

Years Ended March 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net income (loss)	(2,656,323)	$1,258,263
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	577,025	642,700
Provision for doubtful accounts, net	426,752	(130,059)
Equity earnings in minority investment of unconsolidated affiliate	(65,291)	(505,000)
Rent expense	(15,036)	(21,038)
(Gain) loss on asset dispositions	3,632	(3,098)
Stock based compensation costs	103,793	203,215
Insurance reserves	27,893	(88,592)
Deferred income taxes	(1,913,562)	37,226
Restricted cash	-	83,118
Changes in operating assets and liabilities:
Accounts receivable	(605,339)	3,746,475
Prepaid expenses	(200,060)	(44,107)
Other assets	1,325,267	(122,204)
Change in accounts payable and other liabilities	1,014,661	(1,656,293)
Change in other long term liabilities	700,000	-
Net cash provided by (used in) operating activities	(1,276,588)	3,400,606

Cash flows from investing activities:
Purchases of equipment	(58,532)	(145,866)
Proceeds from equipment dispositions	2,415	-
Net cash used in investing activities	(56,117)	(145,866)

Cash flows from financing activities:
Net (repayments)/advances on short-term borrowings	1,011,743	(4,511,360)
Change in checks issued in advance of deposits	(689,084)	(58,886)
Repurchase of stock options	(14,034)	-
Proceeds from option exercises, net	75,095	280,918
Net cash provided by (used in) financing activities	383,720	(4,289,328)

Net change in cash and cash equivalents	(948,985)	(1,034,588)

Cash and cash equivalents, beginning of period	2,435,839	3,470,427

Cash and cash equivalents, end of period	$1,486,854	$2,435,839

See accompanying Notes to Financial Statements

Command Security Corporation

Statements of Cash Flows, Continued

Years Ended March 31, 2016 and 2015

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:

	2016	2015

Interest	$152,486	$161,551
Income taxes	535,616	1,060,050

See accompanying Notes to Financial Statements

Command Security Corporation

Notes to Financial Statements

March 31, 2016 and 2015

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2016 and 2015

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

The Company is self-insured up to certain stop loss amounts for worker’s compensation claims. The Company has purchased stop loss coverage that insures individual claims that exceed $500,000. Additionally, the Company has purchased stop loss coverage that insures claims in the aggregate that exceed $6.2 million and $6.5 million for the policy years ended September 30, 2016 and 2015 respectively.

The Company’s workers’ compensation insurance premiums (including loss fund deposits, surcharges, assessments, broker’s fees and excluding loss fund handling charges) were $3.25 million and $3.34 million for the policy years ended September 30, 2016 and 2015, respectively. Related loss handling charges for the policy year ended September 30, 2016 as of March 31, 2016 were $44,826, as compared with loss handling charges of $79,750 for the full policy year ended September 30, 2015. The Company utilizes the services of a third party administrator to manage workers’ compensation claims for the policy year ended September 30, 2016.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of March 31, 2016 and 2015.

Income (Loss) per Share

Under the requirements of FASB ASC 260, Earnings per Share, the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2016 and 2015 because of the effect the assumed issuance of common shares would have if the outstanding stock options were exercised.

For the fiscal year ended March 31, 2016, the Company reported a net loss and, accordingly, potential common shares that would cause dilution, such as employee stock options, have been excluded from the diluted share count because their inclusion would have been anti-dilutive.

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2016 and 2015

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. In July 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017, or beginning with the Company’s fiscal year 2019. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, that it may have on our current practices.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact of this guidance. Other than the reclassification of the current deferred tax asset to long term assets, the adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with the Company’s fiscal year 2020, with early adoption permitted, and must be implemented using a modified retrospective approach for all leases existing at, or entered into after the beginning of the earliest comparative period that is presented in the financial statements. The Company is currently evaluating the impact of ASU 2016-09 on its financial statements. The adoption of this guidance is expected to result in a significant increase in assets and liabilities on the Company’s balance sheet.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. ASU 2016-09 is effective beginning with the Company’s fiscal year 2018, with early adoption permitted and different permitted adoption methods for each provision of the standard. The Company is currently evaluating the impact of ASU 2016-09 on its financial statements.

2. Furniture and Equipment

Furniture and equipment at March 31, 2016 and 2015 consist of the following:

	2016	2015

Transportation equipment	$232,954	$232,954
Security equipment	1,347,003	1,306,403
Office furniture and equipment	2,774,658	2,790,607

	4,354,615	4,329,964
Accumulated depreciation	(4,096,458)	(3,946,104)

Total	$258,157	$383,860

Depreciation expense for the fiscal years ended March 31, 2016 and 2015 was $178,186 and $243,349, respectively.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2016 and 2015

3. Intangible Assets

Intangible assets at March 31, 2016 and 2015 consist of the following:

	2016	2015

Customer Lists	$4,274,915	$4,274,915
Goodwill	895,258	895,258
	5,170,173	5,170,173

Accumulated amortization	(3,805,207)	(3,406,368)
Total	$1,364,966	$1,763,805

Included in intangible assets for the fiscal years ended March 31, 2016 and 2015 is goodwill of $895,258 that is not subject to amortization. Amortization expense for the fiscal years ended March 31, 2016 and 2015 was $398,839 and $399,351, respectively. Amortization expense for the years ending March 31, 2017, 2018, and 2019 for the intangible assets noted above will be $336,384 $106,680 and $26,644 respectively.

4. Minority Investment in Unconsolidated Affiliate

In March 2014, the Company made a 20% minority investment in Ocean Protection Services LLC, a Delaware limited liability company (“OPS”). OPS owns 100% of Ocean Protection Services, Ltd., a UK based company specializing in maritime security, risk management and risk analysis. The Company purchased 2,000 Class A Common Units of OPS for a purchase price of $2.125 million. In connection with the investment, the Company may acquire additional ownership interest in OPS in the future. The excess of the carrying value of the Company’s investment in OPS and the Company’s proportionate share of the net assets of OPS is largely attributable to goodwill. Since the Company’s initial investment, there have been no additional capital contributions made or distributions received.

Our investment in OPS which is included in Minority investment in unconsolidated affiliate in our balance sheet consists of the following:

Capital contributions	$2,125,000
Cumulative share of income	570,291
Cumulative share of distributions	-
Investment balance - March 31, 2016	$2,695,291

The following summarizes the combined assets, liabilities and equity, and combined results of operations of our equity method investment in OPS as of December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014

Current assets	$2,415,252	$3,992,357
Goodwill	10,441,941	10,663,390
Other non-current assets	236,066	324,221
Total assets	$13,093,259	$14,979,968

Current liabilities	$4,349,785	$4,237,190
Non-current liabilities	4,459,298	7,487,404
Shareholders' equity	4,284,176	3,255,374
Total liabilities and shareholders' equity	$13,093,259	$14,979,968

Condensed statement of operations for the year ended December 31, 2015 and the period March 14, 2014 through December 31, 2014:

	2015	2014
Net operating revenues	$12,571,572	$14,975,913
Gross profit	$4,117,222	$4,586,547
Operating expenses	$2,638,364	$2,244,054
Net income from continuing operations	$1,086,486	$1,584,174

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2016 and 2015

During the past two fiscal years ended December 31, 2015 and 2014, OPS has experienced a decline in revenues and net income from continuing operations. Specifically, for the year ended December 31, 2015, revenues declined 16.1% from the year ended December 31, 2014, gross profits declined by 10.2% and net income from continuing operations declined by 31.4%. However, during the same periods, gross profit as a percent of revenues increased from 30.6% to 32.8%.

The decline in revenues has been driven by an overall reduction in world-wide shipping activity, reduced demand for security personnel as a result of declines in attempted and successful piracy attacks, lower insurance rates and lower oil prices allowing operators the option of longer routes through lower risk areas further leading to a decline in demand for security services. The maturing of this industry has also led to price competition further compressing revenues and margins.

In addition, during the past six months, OPS has pursued certain strategic growth opportunities that have resulted in increases in a variety of related costs including salaries and wages, legal, consulting, travel and financing costs.

The decline in revenues and increased operating costs has resulted in net losses for the past two quarters ending March 31, 2016, and accordingly, the Company has recorded its proportionate share of these losses totaling $71,013 for the two quarters ended March 31, 2016, and income of $65,291 for the year ended March 31, 2016. Further, the Company believes that OPS will report net losses for the quarter ended June 30, 2016, also primarily driven by increased operating expenses related to strategic growth initiatives that are no longer believed to be viable or expected to materialize.

The combination of the above-mentioned decline in revenues and increased operating costs has resulted in short-term liquidity pressures that may impact OPS’s ability to remain current in its obligations under its senior debt. However, the Company and OPS believe the core business will continue to generate gross profit margins reasonably consistent with historical results and further, there are initiatives underway to reduce operating expenses. While there can be no assurance that OPS will be able to increase revenues and/or net income from continuing operations in the foreseeable future or improve its liquidity outlook so as to avoid a default under its credit agreement, the Company believes there is a reasonable possibility to return OPS to more stable and predictable levels of profitability. Management has performed an impairment analysis as of March 31, 2016 and has concluded its investment in OPS is not impaired at this time. The Company will continue to closely monitor the operations of OPS and review its investment for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

5. Other Assets

Other assets at March 31, 2016 and 2015 consist of the following:

	March 31,	March 31,
	2016	2015

Workers' compensation insurance	$1,258,066	$2,603,209
Other receivables	44,958	6,000
Security deposits	140,019	159,100
Deferred tax asset	5,153,464	3,239,902
	6,596,507	6,008,211

Current portion	(2,184,465)	(3,283,195)

Total non-current portion	$4,412,042	$2,725,016

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

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2016 and 2015 consist of the following:

	March 31,	March 31,
	2016	2015

Payroll and related expenses	$5,530,554	$5,610,224
Taxes and fees payable	320,333	314,911
Accrued interest payable	4,756	1,921
Other	2,465,654	1,720,046

Total	$8,321,297	$7,647,102

7. Borrowings

Short-term borrowings at March 31, 2016 and 2015 consist of the following:

	March 31, 2016	March 31, 2015

Line of credit	$7,011,743	$6,000,000

On February 12, 2009, we entered into a $20.0 million, credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) which was most recently amended in February 2016 (see below), matures in October 2016, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2016 and 2015

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

On June 30, 2014, we entered into a fourth amendment (the “Fourth Amendment”) to our Credit Agreement. The Fourth Amendment provides for a Permitted Over-advance Amount (as defined in the Credit Agreement) in the amount of $2,125,000 which shall be reduced by the amount of $265,625 on the first day of each fiscal quarter beginning October 1, 2014. The balance of the Permitted Over-Advance as of March 31, 2016, is $531,250. Interest on the Permitted Over-advance Amount is calculated on the outstanding balance of the Over-advance at the LIBOR rate (as defined in the Credit Agreement) plus 2.00%.

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

Under the Credit Agreement, as of March 31, 2016, the interest rate was 2.25% for LIBOR loans and 2.5% for revolving loans. As of March 31, 2016, we had $1.5 million of cash on hand. We also had $5.0 million in LIBOR loans and Over-advances outstanding, $2.0 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 58.4% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

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

8. Income (Loss) per Share

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $103,793 and $203,215 for stock based compensation have been recorded for the years ended March 31, 2016 and 2015, respectively.

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income (loss) for the fiscal years ended March 31, 2016 and 2015:

	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Year ended March 31, 2016
Basic and diluted EPS	$(2,656,323)	9,771,578	$(0.27)

Year ended March 31, 2015
Basic EPS	$1,258,263	9,637,594	$0.13
Effect of dilutive shares:
Options issued September 2005, October 2010, June 2011,
September 2011, January 2012, April 2012, August 2012,
November 2012, January 2013, June 2013, July 2013, July 2014 and December 2014		282,060
Diluted EPS	$1,258,263	9,919,654	$0.13

For the fiscal year ended March 31, 2016, the Company reported a net loss and, accordingly, potential common shares that would cause dilution, such as employee stock options, have been excluded from the diluted share count because their inclusion would have been anti-dilutive. For the fiscal year ended March 31, 2016, the fully diluted shares would have been 10,020,208.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2016 and 2015

9. Retirement Plans

In November 1999, we adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The plan was amended to allow for employer matching of elective deferrals, for certain employees working under a specific customer contracts, as defined. Our expense under this plan for the fiscal years ended March 31, 2016 and 2015 was $217,716 and $206,017, respectively.

10. Concentrations of Credit Risk and Significant Customers

Geographic concentrations of credit risk with respect to trade receivables are primarily in the New York Metropolitan area with approximately 43% of total receivables as of March 31, 2016 and 2015, and in California with approximately 30% and 31% of total receivables as of March 31, 2016 and 2015, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the fiscal years ended March 31, 2016 and 2015 we generated 45% and 34%, respectively, of our revenue from aviation and related services. Accounts receivable due from the commercial airline industry comprised 55% and 46% of net receivables as of March 31, 2016 and 2015. Our remaining customers are not concentrated in any specific industry. In the fiscal year ended March 31, 2016, the Company had six customers who represented approximately 45% of the Company’s total revenue in the aggregate. Two of these customers represented 14% and 13% of total revenue, respectively. These customers include one domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility, and two airline consortiums. In the fiscal year ended March 31, 2015, the Company had six customers who represented approximately 40% of the Company’s total revenue in the aggregate, with two of those customers representing 15% and 10% of total revenue, respectively. These customers included two domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility and a California based high-technology company. We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses in such accounts. Company management believes the risk of loss associated with these accounts to be remote.

11. Insurance Reserves

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $4.6 million and $2.6 million, for the fiscal years ended March 31, 2016 and 2015, respectively.

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2016 and 2015

12. Contingencies

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

In March 2012, the California Service Employees Health and Welfare Trust Fund filed a suit in U.S. District Court for the Northern District of California against the Company seeking to maintain the payment of monthly health insurance contributions, which were stopped by the Company following the termination of the collective bargaining agreement. Venue was subsequently transferred to the U.S. District Court for the Central District of California. On July 31, 2014 the Court denied the plaintiffs’ motion for summary judgment and granted partial summary judgment in favor of the Company. While the parties stipulated to a proposed judgment within recorded reserves, the plaintiffs’ appealed the judgment before the Judge had issued a final Order, pending the outcome of the companion case filed in July 2012. In that case, the Service Employee International Union (SEIU) filed a lawsuit in U.S. District Court for the Northern District of California against the Company seeking the restoration of the collective bargaining agreement between SEIU and the Company following a majority vote of Aviation Safeguards employees in December 2011 to withdraw recognition of the union. On February 20, 2014, the U.S. District Court, Central District of California, ruled in favor of the Company and granted our motion for summary judgment in full, denied the plaintiffs’ motion for summary judgment and terminated the case. The plaintiffs filed their Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on March 18, 2014 and both parties have subsequently filed appellate briefs. Oral arguments were held in March 2016 in the Ninth Circuit Court of Appeals. The appeal ruling is still pending. These cases involve a high degree of inherent uncertainty and, as such, the Company is unable to estimate the eventual amount of potential loss, if any, until developments in the case yield additional information sufficient to support a quantitative assessment of the range of reasonably probable loss. At this time it is not possible to predict the outcome of this appeal or the potential cost if the plaintiffs were to prevail, however, the potential cost to the company could be material.

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

The Leal v. Command Security Corporation lawsuit is one of numerous class action lawsuits filed during the past year against security guard companies in California related to meal and rest break regulations. The Company aggressively defended its position in this case; however, given the current environment in California regarding similar lawsuits, the Company believes that settling this matter under these terms provides a favorable outcome. In addition, the Company considered its assessment of the cost to continue to defend the case through trial and a potential appeal in its decision to settle. While the parties have established a maximum settlement amount at $2.0 million, the Company recorded a $1.4 million provision in the quarter ended September 30, 2015. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. This provision is based on the terms of the settlement and historical statistical information as to the expected rate of participation in similar cases provided to the Company by claims administrators. In the event the rate of participation in the settlement by class members were to exceed current estimates the final settlement amount could increase to the maximum settlement amount. The settlement will be administered over the next one to two years.

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

We have employment agreements with certain of our officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company. Approximately 30% of our workforce is subject to a collective bargaining agreement which is set to expire on March 31, 2017, or a recognition agreement with SEIU 32BJ.

13. Commitments

Leases

We are obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $2.39 million and $2.29 million, for the fiscal years ended March 31, 2016 and 2015, respectively.

There are no future minimum payments under long-term non-cancelable capital lease agreements. The future minimum payments under long-term non-cancelable operating lease agreements are as follows:

Operating
Leases

Year ending: March 31, 2017	$1,477,239
March 31, 2018	1,309,477
March 31, 2019	1,009,036
March 31, 2020	593,371
March 31, 2021	481,867
Thereafter	1,265,354
Total	$6,136,344

14. Stock Option Plans and Warrants

In November 2000, the Company's Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the stock option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In May 2010, options to purchase 205,000 shares of the Company’s common stock were issued. No options may be granted under this plan after 2010. During the fiscal years ended March 31, 2016 and 2015, no options were exercised under this plan. The remaining 55,600 outstanding options are exercisable at any time before May 26, 2020 at $2.40 per share.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2016 and 2015

In September 2005, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In September and April 2007, options to purchase 80,000 and 65,000 shares of the Company’s common stock were issued. No options may be granted under this plan after July 29, 2015. During the fiscal year ended March 31, 2016, the company received proceeds of $75,095 in connection with the exercise of stock options to purchase 61,054 shares of the Company’s common stock at an exercise price of $1.23. During the fiscal year ended March 31, 2015, the company received proceeds of $252,353 in connection with the exercise of stock options to purchase 208,031 shares of the Company’s common stock at an exercise price of $1.21 per share and 500 shares of the Company’s stock at $1.23 per share. The vested outstanding options are exercisable as follows:

Options Outstanding	Exercise Price	Expiration Date
10,000	2.67	September 19, 2016
15,000	3.00	April 11, 2017
10,000	3.19	September 19, 2017
13,753	3.36	September 17, 2018
500,000	3.37	September 28, 2018
14,233	3.08	December 30, 2018

In September 2009, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 2,250,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In April, May, July and October 2010, options to purchase 116,283, 120,000, 31,624 and 74,616 shares of the Company’s common stock were issued, respectively. In March, June and September 2011, options to purchase 169,683, 109,553 and 120,000 shares of the Company’s common stock were issued. In January, April, August and November 2012, options to purchase 928,817 shares of the Company’s common stock were issued. In June and July 2013, options to purchase 120,000 shares of the Company’s common stock were issued. In July and December 2014, options to purchase 370,000 shares of the Company’s common stock were issued. During the fiscal year ended March 31, 2015, the Company received proceeds of $28,587 in connection with the exercise of stock options to purchase 17,867 shares of the Company’s common stock at an exercise price of $1.60 per share. The vested outstanding options are exercisable as follows:

Options Outstanding	Exercise Price	Expiration Date

18,425	$3.08	December 30, 2018
35,000	2.40	May 26, 2020
50,000	2.01	October 20, 2020
50,000	1.50	June 8, 2021
95,000	1.42	September 12, 2021
240,000	1.64	January 2, 2022
180,000	2.30	January 2, 2022
180,000	3.00	January 2, 2022
95,000	1.28	April 4, 2022
159,490	1.52	November 26, 2022
165,000	1.91	January 16, 2023
70,000	1.61	June 2, 2023
50,000	1.43	July 21, 2023
120,000	1.80	July 16, 2024
120,000	3.25	December 15, 2024
30,000	1.92	December 15, 2024
100,000	1.79	December 22, 2024
50,000	1.65	August 16, 2025

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

A summary of activity related to all Company stock option activity for the years ended March 31, 2016 and 2015, is as follows:

	Options
	Exercise	Number of
	Price	Shares

Outstanding at March 31, 2014	$1.21 - $3.37	2,337,606

Issued	$1.79 - $3.25	370,000
Exercised	$1.21 - $1.60	(226,398)

Outstanding at March 31, 2015	$1.21 - $3.37	2,481,208

Issued	$1.65	50,000
Exercised	$1.23	(61,054)
Repurchased	$1.52	(28,643)
Forfeited	1.21 – 2.40	(15,010)
Outstanding at March 31, 2016	$1.28 - $3.37	2,426,501

At March 31, 2016 there were 2,426,501 options outstanding exercisable at prices ranging from $1.28 to $3.37 and 2,623,666 shares reserved for issuance under all stock arrangements. At March 31, 2016, there was $28,585 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested options. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 20 months.

Significant option groups outstanding and exercisable at March 31, 2016 and the related weighted average exercise price and life information are as follows:

		Weighted	Weighted
		Average	Average
Range of	Options	Options	Exercise	Remaining
Exercise Price	Outstanding	Exercisable	Price	Life (years)

$1.28 - $3.37	2,426,501	2,365,876	$2.31	5.6

The total intrinsic value of options outstanding as of March 31, 2016 was approximately $843,000.

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2016 and 2015

The weighted average estimated value of stock options granted during fiscal 2016 was $0.46. The weighted average estimated values of stock options granted during fiscal 2015 were $0.25 to $0.57. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2016	2015

Risk-free interest rate	1.37%	1.64 - 1.70%
Years until exercise	5.00	5.00
Volatility	28.7%	30.5 – 33.2%
Dividend yield	0.00%	0.00%
Termination rate	n/a	n/a

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

The Company recorded total stock based compensation costs of $103,793 and $203,215 for the fiscal years ended March 31, 2016 and 2015, respectively.

15. Income Taxes

Net provision for (benefit from) income taxes for the fiscal years ended March 31 consists of the following:

	2016	2015
Current:
Federal	$182,479	$776,890
State and local	91,083	165,890
	273,562	942,780
Deferred:
Federal	(1,560,459)	30,670
State and local	(353,103)	6,550
	(1,913,562)	37,220

Net provision for (benefit from) income taxes	$(1,640,000)	$980,000

The differences (expressed as a percentage of pretax income (loss)) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

	2016	2015

Statutory federal income tax rate	34.0%	34.0%
State and local income taxes	7.3%	7.3%
Permanent differences	(2.9)%	8.1%
Minority investment in unconsolidated affiliate	1.1%	(5.2)%
Other	(1.3)%	(0.4)%

Effective tax rate	38.2%	43.8%

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

The permanent differences in our reconciliation of the effective tax rate for the years ended March 31, 2016 and 2015 are as follows:

	2016		2015

Amortization of Customer Lists	$219,471	(2.1)%	$219,471	4.0%
Other non-deductible expenses	75,879	(0.8)%	217,052	4.0%
Deferred tax charge — expired stock options	-	(0.0)%	2,940	0.1%

Total	$295,350	(2.9)%	$439,463	8.1%

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

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2016 and 2015

The significant components of deferred tax assets and liabilities as of March 31, 2016 and 2015 are as follows:

	2016	2015
Current deferred tax assets:
Accrued expenses	$324,338	$420,606
Litigation settlement	288,820	-
Accounts receivable	268,283	253,380

Net current deferred tax assets	$881,441	$673,986

Non-current deferred tax assets (liabilities):
Workers’ compensation reserve	$3,083,094	$1,589,460
Employee stock compensation	444,842	414,390
Intangible assets	325,532	312,457
Litigation settlement	288,820	-
Insurance reserves	252,702	241,192
Accrued expenses	66,230	144,254
Capital loss carry-forward	54,672	54,672
Minority investment in unconsolidated affiliate	(93,400)	-
Equipment	(95,797)	(135,837)

Net non-current deferred tax assets	$4,326,695	$2,620,588

Allowance for deferred tax asset related to capital loss carry-forward	(54,672)	(54,672)

Total deferred tax assets	$5,153,464	$3,239,902

As of March 31, 2016, we have fully reserved for a capital loss carry-forward in the amount of $132,500 which the company no longer expects will reverse before the carry-forward is due to expire unused in fiscal 2017.

Fiscal years 2013 through 2016 remain subject to examination by federal and state taxing authorities with certain states having open tax years beginning in fiscal 2012.

16. Issuer Purchases of Equity Securities

Under active stock repurchase programs, we may repurchase up to $4,000,000 of our common stock on the open market. Common stock repurchases are recorded as treasury stock, at cost. Shares repurchased during December 2011 have been retired. Shares repurchased during February 2012 and December 2012 are being held in treasury. The program does not have a prescribed expiration date.

During the fiscal years ended March 31, 2016 and 2015 the Company did not repurchase any shares under these programs. The number and average price of shares purchased to date under these programs is as set forth in the table below:

			Total Amount Purchased	Maximum Amount that
	Total Number		as part of Publicly	may yet be Purchased
Period	of Shares Purchased	Average Price Paid Per Share	Announced Program	under the Program

December 8 - 16, 2011	136,600	$1.52	$208,363	$1,791,637
February 13 - 21, 2012	1,075,000	$1.64	$1,975,353	$24,647
December 1 - 31, 2012	677,200	$1.60	$3,058,873	$941,127
	1,888,800	$1.62

Command Security Corporation

Notes to Financial Statements, Continued March 31, 2016 and 2015

Schedule II

COMMAND SECURITY CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning	Additions (Reductions) Charged or Credited to	Additions to/(Deductions from)	Balance at End of
	of Period	Expenses	Reserve	Period

Year ended March 31, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$614,105	$426,752	$(390,631)	$650,226

Year ended March 31, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$627,711	$(130,059)	$116,453	$614,105

See Report of Independent Registered Public Accounting Firm

End of Filing