Form 10-Q
period 2016-06-30
COMMAND SECURITY CORP
filed 2016-08-15
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-33525

COMMAND SECURITY CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1626307
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

512 Herndon Parkway, Suite A, Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock as of July 29, 2016, was 9,792,618.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015

Revenues	$36,336,208	$33,661,061
Cost of revenues	31,787,201	28,842,040

Gross profit	4,549,007	4,819,021

Operating expenses
General and administrative	4,094,912	4,114,681
Provision for doubtful accounts, net	(74,861)	160,638
	4,020,051	4,275,319

Operating income	528,956	543,702

Other expenses
Interest expense	(53,985)	(32,050)

Income before income taxes and equity earnings (loss) in minority investment of unconsolidated affiliate	474,971	511,652

Equity earnings (loss) in minority investment of unconsolidated affiliate	(100,000)	61,500

Income before income taxes	374,971	573,152

Provision for income taxes	214,000	245,000

Net income	$160,971	$328,152

Income per share of common stock
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Weighted average number of common shares outstanding
Basic	9,792,618	9,731,564
Diluted	10,156,337	9,982,556

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2016 (Unaudited)	March 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$507,620	$1,486,854
Accounts receivable, net of allowance for doubtful accounts accounts of $564,426 and $650,226, respectively	25,669,735	21,890,623
Prepaid expenses	2,030,569	1,853,464
Other assets	2,373,928	2,184,465
Total current assets	30,581,852	27,415,406

Furniture and equipment at cost, net	239,638	258,157

Other assets:
Intangible assets, net	1,265,257	1,364,966
Minority investment in unconsolidated affiliate	2,595,291	2,695,291
Other assets	3,876,692	4,412,042
Total other assets	7,737,240	8,472,299

Total assets	$38,558,730	$36,145,862

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$638,241	$471,939
Short-term borrowings	8,816,418	7,011,743
Accounts payable	1,073,457	945,711
Accrued expenses and other liabilities	8,507,925	8,321,297
Total current liabilities	19,036,041	16,750,690

Insurance reserves	574,955	612,462
Other non-current liabilities	700,000	700,000
Total liabilities	20,310,996	18,063,152

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,155	1,155
Treasury stock, at cost, 1,752,200 shares	(2,885,579)	(2,885,579)
Additional paid-in capital	18,414,648	18,410,595
Accumulated earnings	2,717,510	2,556,539
Total stockholders’ equity	18,247,734	18,082,710

Total liabilities and stockholders’ equity	$38,558,730	$36,145,862

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings	Total

Balance at March 31, 2015	-	1,149	(2,885,579)	18,245,747	5,212,862	20,574,179

Repurchase of stock options				(14,034)		(14,034)
Stock compensation cost				35,907		35,907
Net income					328,152	328,152

Balance at June 30, 2015	-	1,149	(2,885,579)	18,267,620	5,541,014	20,924,204

Options exercised, net		6		75,089		75,095
Stock compensation cost				67,886		67,886
Net loss					(2,984,475)	(2,984,475)

Balance at March 31, 2016	-	1,155	(2,885,579)	18,410,595	2,556,539	18,082,710

Stock compensation cost				4,053		4,053
Net income					160,971	160,971

Balance at June 30, 2016	$-	$1,155	$(2,885,579)	$18,414,648	$2,717,510	$18,247,734

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$160,971	$328,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	132,848	162,129
Provision for doubtful accounts, net	(74,861)	160,638
Equity earnings (loss) in minority investment of unconsolidated affiliate	100,000	(61,500)
Rent expense	(3,963)	(6,673)
Stock based compensation costs	4,053	35,907
Insurance reserves	(37,507)	52,503
Deferred income taxes	555,788	392
Change in receivables, prepaid expenses and other current assets	(4,091,256)	(821,057)
Change in accounts payable and other liabilities	318,337	1,485,046
Net cash provided by (used in) operating activities	(2,935,590)	1,335,537

Cash flows from investing activities:
Purchases of equipment	(14,620)	(58,743)
Net cash used in investing activities	(14,620)	(58,743)

Cash flows from financing activities:
Net (repayments)/advances on short-term borrowings	1,804,675	(1,774,447)
Change in checks issued in advance of deposits	166,301	(774,720)
Repurchase of stock options	-	(14,034)
Net cash provided by (used in) financing activities	1,970,976	(2,563,201)

Net change in cash and cash equivalents	(979,234)	(1,286,407)

Cash and cash equivalents, beginning of period	1,486,854	2,435,839

Cash and cash equivalents, end of period	$507,620	$1,149,432

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:	2016	2015

Interest	$50,640	$23,792
Income taxes	6,390	5,450

See accompanying notes to condensed financial statements

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The accompanying condensed financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended March 31, 2016. In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation.

The condensed financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for any period after the date hereof, including for the fiscal year ending March 31, 2017 or for any other subsequent period. In the opinion of our management, the accompanying condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report. All such adjustments are of a normal recurring nature.

1.	Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. In July 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09 by one year, making it effective for the Company’s fiscal year ending March 31, 2019. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, that it may have on our current practices.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet. ASU 2015-17 is effective for the Company’s fiscal year ending March 31, 2018. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact of this guidance. Other than the reclassification of the current deferred tax asset to long term assets, the adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with the Company’s fiscal year ending March 31, 2020, with early adoption permitted, and must be implemented using a modified retrospective approach for all leases existing at, or entered into after the beginning of the earliest comparative period that is presented in the financial statements. The Company is currently evaluating the impact of ASU 2016-09 on its financial statements. The adoption of this guidance is expected to result in a significant increase in assets and liabilities on the Company’s balance sheet.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. ASU 2016-09 is effective beginning with the Company’s fiscal year ending March 31, 2018, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09 on its financial statements.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

On February 12, 2016, we entered into a sixth amendment (the “Sixth Amendment” to our Credit Agreement). The Sixth Amendment amends the Credit Agreement to replace the “Minimum Debt Service Coverage Ratio” covenant with a “Minimum Excess Availability” covenant that was effective as of December 31, 2015. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended June 30, 2016, we were in compliance with all covenants under the Credit Agreement.

Under the Credit Agreement, as of June 30, 2016, the interest rate was 2.25% for LIBOR loans and 2.50% for revolving loans. At June 30, 2016, we had approximately $0.5 million of cash on hand. We also had $5.0 million in LIBOR loans outstanding, $3.8 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 51% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

3.	Other Assets:

	June 30,	March 31,
	2016	2016

Workers' compensation insurance	$1,452,800	$1,258,066
Other receivables	55,490	44,958
Security deposits	144,654	140,019
Deferred tax asset	4,597,676	5,153,464
	6,250,620	6,596,507

Current portion	(2,373,928)	(2,184,465)

Total non-current portion	$3,876,692	$4,412,042

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

The following summarizes the condensed statements of operations for the three months ended:

	June 30,	June 30,
	2016	2015

Net operating revenues	$2,288,195	$2,449,371
Gross profit	$792,520	$1,012,246
Operating income (loss)	$(361,003)	$614,745
Net income (loss) from continuing operations	$(557,322)	$298,345

5.	Accrued Expenses and Other Liabilities:

	June 30,	March 31,
	2016	2016

Payroll and related expenses	$5,579,181	$5,530,554
Taxes and fees payable	330,367	320,333
Accrued interest payable	8,102	4,756
Other	2,590,275	2,465,654

Total	$8,507,925	$8,321,297

6.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $971,114 and $630,029 for the three months ended June 30, 2016 and 2015, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three months ended June 30, 2016 and 2015.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2016, could cause our actual financial condition and results from operations to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of June 30, 2016 and 2015.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $4,052 and $35,907 for stock based compensation have been recorded for the three months ended June 30, 2016 and 2015, respectively.

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

Results of Operations

Revenues

Our revenues increased by $2.6 million, or 7.9%, to $36.3 million for the three months ended June 30, 2016 from $33.7 million in the corresponding period of the prior year. The increase in revenues for the three months ended June 30, 2016 was due mainly to a $3.6 million increase in revenues driven by the commencement of work on a new multi-state security services contract with a large on-line retailer in April 2016 and the addition of revenues from the above-mentioned commencement of work under the contract with the USPS. In addition, revenues from New York based healthcare facilities increased approximately $0.4 million together with increases from various other commercial and industrial customers of approximately $0.9 million. These increases were partly offset by a reduction of approximately $0.9 million in revenues from California based technology companies, a reduction of approximately $0.9 million from temporary construction related services and reductions from various other residential and retail related customers of approximately $0.5 million.

Gross Profit

Our gross profit decreased by $0.3 million, or 5.6%, to $4.5 million (12.5% of revenues) for the three months ended June 30, 2016, from $4.8 million (14.3% of revenues) in the corresponding period of the prior year. The decrease was due mainly to an increase in workers’ compensation expense of approximately $0.3 million, a decline in profits from construction related services of approximately $0.3 million and reductions in profits from California based technology companies of approximately $0.3 million. These decreases were partly offset by increases from the above mentioned commencement of work on new contracts with the USPS, the multi-state security services contract with a large on-line retailer and increases in profits from various other commercial and industrial customers.

General and Administrative Expenses

Our general and administrative expenses decreased by $19,769, or 0.5%, to $4,094,912 (11.3% of revenues) for the three months ended June 30, 2016, from $4,114,681 (12.2% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the three months ended June 30, 2016 was driven primarily by lower legal fees and labor settlement costs, partly offset by slightly higher employee compensation and benefits costs.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended June 30, 2016, net of recoveries, decreased by $235,499 to net recoveries of $74,861 as compared with net expense of $160,638 in the corresponding period of the prior year.  The decrease in the net provision for doubtful accounts for the three months ended June 30, 2016 related primarily to the recovery of approximately $21,000 of specific accounts previously considered uncollectible and changes in reserves needed for specific accounts.

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

Interest Expense

Interest expense increased by $21,935, or 68.4%, to $53,985 for the three months ended June 30, 2016, from $32,050 in the corresponding period of the prior year. The increase in interest expense for the three months ended June 30, 2016 was due to slightly higher interest rates and higher average outstanding borrowings under our credit agreement with Wells Fargo, described below.

Equity Earnings (Loss) in Minority Investment of Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPS. The Company’s proportionate share of net loss of OPS for the three months ended June 30, 2016 was $100,000 as compared with net income of $61,500 in the corresponding period of the prior year. The decrease in the Company’s proportionate share of net income of OPS was due to a reduction in revenues driven by a decrease in total missions during the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015, as well as changes in the number and composition of assigned security personnel. In addition, during the quarter ended June 30, 2016, OPS recognized approximately $600,000 of costs related to certain strategic growth initiatives. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

During the past two fiscal years ended December 31, 2015 and 2014, and continuing into the first six months of 2016, OPS has experienced a decline in revenues and net income from continuing operations. Specifically, for the year ended December 31, 2015, revenues declined 16.1% from the year ended December 31, 2014, gross profits declined by 10.2% and net income from continuing operations declined by 31.4%. However, during the same periods, gross profit as a percent of revenues increased from 30.6% to 32.8%.

Revenues for the three months ended June 30, 2016 and 2015 were $2.3 million and $2.4 million, respectively. Gross profit margins were 34.6% and 41.3%, respectively.

The decline in revenues during the 18 months ended June 30, 2016, was driven by an overall reduction in world-wide shipping activity, reduced demand for security personnel as a result of declines in attempted and successful piracy attacks, lower insurance rates and lower oil prices allowing operators the option of longer routes through lower risk areas further leading to a decline in demand for security services. The maturing of this industry has also led to price competition further compressing revenues and margins.

In addition, during the past six months, OPS has pursued certain strategic growth opportunities costing approximately $1.0 million that have resulted in increases in a variety of related costs including salaries and wages, legal, consulting, travel and financing costs.

The decline in revenues and increased costs associated with the pursuit of strategic opportunities has resulted in net losses for the past three quarters ending June 30, 2016, and accordingly, the Company has recorded its proportionate share of these losses totaling $71,013 for the two quarters ended March 31, 2016, and income of $65,291 for the year ended March 31, 2016. Further, as previously mentioned, OPS has reported net losses of $100,000 for the quarter ended June 30, 2016, primarily driven by the above-mentioned costs associated with the pursuit of strategic growth initiatives that are no longer believed to be viable or expected to materialize.

The combination of the above-mentioned decline in revenues and increased costs has resulted in short-term liquidity pressures that may impact OPS’s ability to remain current in its obligations under its senior debt. However, the Company and OPS believe the core business will continue to generate gross profit margins reasonably consistent with historical results and further, there are initiatives underway to reduce operating expenses. While there can be no assurance that OPS will be able to increase revenues and/or net income from continuing operations in the foreseeable future or improve its liquidity outlook so as to avoid a default under its credit agreement, the Company believes there is a reasonable possibility to return OPS to more stable and predictable levels of profitability. Management performed an impairment analysis as of March 31, 2016 and concluded its investment in OPS was not impaired at that time. The Company has and will continue to closely monitor the operations of OPS and review its investment for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

Provision for income taxes

The provision for income taxes decreased by $31,000 to $214,000 for the three months ended June 30, 2016 compared with $245,000 in the corresponding period of the prior year due to lower pre-tax earnings. The Company’s effective tax rate for the three months ended June 30, 2016 was 57.1% as compared with 42.7% in the corresponding period of the prior year. The increase in the Company’s effective tax rate was primarily attributable to the equity loss in our minority investment in OPS.

Liquidity and Capital Resources

We pay approximately 80% of our employees on a bi-weekly basis with the remaining employees being paid on a weekly basis, while customers pay for services generally within 60 days from the invoice date.  We maintain a commercial revolving loan arrangement, currently with Wells Fargo Bank, National Association (“Wells Fargo”).  We fund our payroll and operations primarily through borrowings under our $20.0 million credit facility with Wells Fargo (as amended, the “Credit Agreement”), described below under “Short Term Borrowings.”

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

On February 12, 2016, we entered into a sixth amendment (the “Sixth Amendment” to our Credit Agreement). The Sixth Amendment amends the Credit Agreement to replace the “Minimum Debt Service Coverage Ratio” covenant with a “Minimum Excess Availability” covenant that was effective as of December 31, 2015. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended June 30, 2016, we were in compliance with all covenants under the Credit Agreement.

Under the Credit Agreement, as of June 30, 2016, the interest rate was 2.25% for LIBOR loans and 2.50% for revolving loans. At June 30, 2016, we had approximately $0.5 million of cash on hand. We also had $5.0 million in LIBOR loans outstanding, $3.8 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 51% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $0.9 million, or 8.3%, to $11.6 million as of June 30, 2016, from $10.7 million as of March 31, 2016.

We had checks drawn in advance of future deposits of $0.6 million at June 30, 2016, compared with $0.5 million at March 31, 2016. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Operating Initiatives

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

Our gross profit margin during the three months ended June 30, 2016 was 12.5%. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our security services division generated approximately $21.6 million or 60% of our total revenues in the three months ended June 30, 2016. Our aviation services division generated approximately $ 14.7 million or 40% of our total revenues in the three months ended June 30, 2016.

In the fiscal quarter ended June 30, 2016, the Company had seven customers who, in the aggregate, represented approximately 51% of the Company’s revenues for the quarter ended June 30, 2016, with two of those individually customers representing 13% and 12% of total revenues. These customers include one domestic and one international airline, three major transportation & logistics customers, a northeast U.S. based healthcare facility and an airline consortium. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was most recently amended in February 2016, as described above. As of the close of business on August 10, 2016, our total outstanding borrowings under the Credit Agreement were approximately $9.5 million and our total availability was approximately $6.6 million, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2016, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the three months ended June 30, 2016, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $47,000 over the remainder of our fiscal year ending March 31, 2017. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016. There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2017 ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 8 “Contingencies” to the Notes to Condensed Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2016.

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

Exhibit 99.1* Press Release dated August 15, 2016.

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Statements of Income for the three months ended June 30, 2016 and June 30, 2015, (ii) Condensed Balance Sheets as of June 30, 2016 and March 31, 2016, (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended June 30, 2016 and June 30, 2015, (iv) Condensed Statements of Cash Flows for the three months ended June 30, 2016 and June 30, 2015, and (v) Notes to the Unaudited Condensed Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: August 15, 2016	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

