Form 10-Q
period 2016-09-30
COMMAND SECURITY CORP
filed 2016-11-10
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of outstanding shares of the registrant’s common stock as of November 7, 2016 was 9,841,484

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$42,406,405	$34,449,804	$78,742,613	$68,110,865
Cost of revenues	37,246,290	29,890,232	69,033,491	58,732,272

Gross profit	5,160,115	4,559,572	9,709,122	9,378,593

Operating expenses
General and administrative	4,388,408	4,575,426	8,483,320	8,690,107
Litigation settlement	-	1,400,000	-	1,400,000
Provision for doubtful accounts, net	(33,052)	211,892	(107,913)	372,530
	4,355,356	6,187,318	8,375,407	10,462,637

Operating income (loss)	804,759	(1,627,746)	1,333,715	(1,084,044)

Other expenses
Interest expense	(86,786)	(41,120)	(140,771)	(73,170)

Income (loss) before income taxes and equity earnings (loss) in minority investment of unconsolidated affiliate	717,973	(1,668,866)	1,192,944	(1,157,214)

Equity earnings (loss) in minority investment of unconsolidated affiliate	(30,000)	74,804	(130,000)	136,304

Income (loss) before income taxes	687,973	(1,594,062)	1,062,944	(1,020,910)

Provision for (benefit from) income taxes	251,000	(637,000)	465,000	(392,000)

Net income (loss)	$436,973	$(957,062)	$597,944	$(628,910)

Income (loss) per share of common stock
Basic	$0.04	$(0.10)	$0.06	$(0.06)
Diluted	$0.04	$(0.10)	$0.06	$(0.06)

Weighted average number of common shares outstanding
Basic	9,815,458	9,769,510	9,804,100	9,750,537
Diluted	10,233,226	9,769,510	10,196,323	9,750,537

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (Unaudited)	March 31, 2016 (Audited)

ASSETS

Current assets:
Cash and cash equivalents	$521,650	$1,486,854
Accounts receivable, net of allowance for doubtful accounts accounts of $541,767 and $650,226, respectively	30,293,132	21,890,623
Prepaid expenses	1,428,908	1,853,464
Other assets	2,899,634	2,184,465
Total current assets	35,143,324	27,415,406

Furniture and equipment at cost, net	194,162	258,157

Other assets:
Intangible assets, net	1,190,529	1,364,966
Minority investment in unconsolidated affiliate	2,565,291	2,695,291
Other assets	3,972,575	4,412,042
Total other assets	7,728,395	8,472,299

Total assets	$43,065,881	$36,145,862

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$511,913	$471,939
Short-term borrowings	11,975,262	7,011,743
Accounts payable	1,413,510	945,711
Accrued expenses and other liabilities	9,210,525	8,321,297
Total current liabilities	23,111,210	16,750,690

Insurance reserves	469,552	612,462
Other non-current liabilities	700,000	700,000
Total liabilities	24,280,762	18,063,152

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,160	1,155
Treasury stock, at cost, 1,752,200 shares	(2,885,579)	(2,885,579)
Additional paid-in capital	18,515,055	18,410,595
Accumulated earnings	3,154,483	2,556,539
Total stockholders’ equity	18,785,119	18,082,710

Total liabilities and stockholders’ equity	$43,065,881	$36,145,862

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings	Total

Balance at March 31, 2015	-	1,149	(2,885,579)	18,245,747	5,212,862	20,574,179

Options exercised, net		6		75,089		75,095
Repurchase of stock options				(14,034)		(14,034)
Stock compensation cost				70,229		70,229
Net loss					(628,910)	(628,910)

Balance at September 30, 2015	-	1,155	(2,885,579)	18,377,031	4,583,952	20,076,559

Stock compensation cost				33,564		33,564
Net loss					(2,027,413)	(2,027,413)

Balance at March 31, 2016	-	1,155	(2,885,579)	18,410,595	2,556,539	18,082,710

Options exercised, net		5		85,772		85,777
Stock based compensation tax benefits				10,584		10,584
Stock compensation cost				8,104		8,104
Net income					597,944	597,944

Balance at September 30, 2016	$-	$1,160	$(2,885,579)	$18,515,055	$3,154,483	$18,785,119

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$597,944	$(628,910)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	238,432	320,908
Provision for doubtful accounts, net	(107,913)	372,530
Equity (earnings) loss in minority investment of unconsolidated affiliate	130,000	(136,304)
Rent expense	11,821	(14,423)
Stock based compensation costs	8,104	70,229
Insurance reserves	(142,910)	(4,614)
Deferred income taxes	440,590	(1,163,439)
Change in receivables, prepaid expenses and other current assets	(8,586,332)	(1,600,518)
Change in accounts payable and other liabilities	1,345,206	733,860
Net cash used in operating activities	(6,065,058)	(2,050,681)

Cash flows from investing activities:
Purchases of equipment	-	(58,531)
Net cash used in investing activities	-	(58,531)

Cash flows from financing activities:
Net advances on short-term borrowings	4,963,519	2,000,000
Change in checks issued in advance of deposits	39,974	(72,851)
Repurchase of stock options	-	(14,034)
Proceeds from option exercises, net	96,361	75,095
Net cash provided by financing activities	5,099,854	1,988,210

Net change in cash and cash equivalents	(965,204)	(121,002)

Cash and cash equivalents, beginning of period	1,486,854	2,435,839

Cash and cash equivalents, end of period	$521,650	$2,314,837

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:	2016	2015

Interest	$132,823	$62,285
Income taxes	6,390	76,550

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

The condensed consolidated financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for any period after the date hereof, including for the fiscal year ending March 31, 2017 or for any other subsequent period. The condensed consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report. All such adjustments are of a normal recurring nature.

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

In August 2016, the FASB issued new guidance on cash flow statement presentation ASU 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance is effective beginning with the Company’s fiscal year ending March 31, 2019, with early adoption permitted. The Company has not yet adopted this standard and is continuing its evaluation of the impact of this guidance on its consolidated financial statements.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Short-Term Borrowings:

On February 12, 2009, we entered into a $20.0 million credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was most recently amended in October 2016 (see below) and matures March 31, 2017, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On October 12, 2016, we entered into a seventh amendment (the “Seventh Amendment” to our Credit Agreement). The Seventh Amendment amends the Credit Agreement to extend the existing agreement from October 16, 2016 to March 31, 2017 and amend the terms of the “Minimum Excess Availability” covenant. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended September 30, 2016, we were in compliance with all covenants under the Credit Agreement.

Under the Credit Agreement, as of September 30, 2016, the interest rate was 2.375% for LIBOR loans and 2.625% for revolving loans. At September 30, 2016, we had approximately $0.5 million of cash on hand. We also had $8.0 million in LIBOR loans outstanding, $4.0 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 69% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

3.	Other Assets:

	September 30,	March 31,
	2016	2016

Workers' compensation insurance	$2,012,174	$1,258,066
Other receivables	6,000	44,958
Security deposits	141,161	140,019
Deferred tax asset	4,712,874	5,153,464
	6,872,209	6,596,507

Current portion	(2,899,634)	(2,184,465)

Total non-current portion	$3,972,575	$4,412,042

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

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Minority Investment in Unconsolidated Affiliate

In March 2014, the Company made a 20% minority investment in Ocean Protection Services LLC, a Delaware limited liability company (“OPS LLC”) which at that time owned 100% of a holding company, OPS Acquisitions, Ltd (“OPSA Ltd”), which in turn owns 100% of the operating company, Ocean Protection Services, Ltd. (“OPS Ltd.”), a UK based company specializing in maritime security, risk management and risk analysis. The Company purchased 2,000 Class A Common Units of OPS LLC for a purchase price of $2.125 million. The excess of the carrying value of the Company’s investment in OPS LLC and the proportionate share of the underlying net assets of OPS Ltd. is largely attributable to goodwill. Since the Company’s initial investment, there have been no additional capital contributions made or distributions received.

On September 7, 2016, the majority owner of OPS LLC consented to a restructuring transaction wherein 70% of its investment in OPSA Ltd. was transferred to a group comprising former management and owners of OPS Ltd. and the holder of the senior debt of OPSA Ltd. On September 21, 2016, the majority owner of OPS LLC transferred its 80% interest in OPS LLC to the Company resulting in the Company owning 100% of OPS LLC. No cash consideration was paid by the Company and no liabilities were undertaken by the Company in connection with the OPS LLC transfer to the Company. As a result, OPS LLC became a wholly-owned subsidiary of the Company thereby increasing the Company’s interest in OPSA Ltd. (and OPS Ltd.) from 20% to 30%.

The following summarizes the condensed consolidated statements of operations of OPSA Ltd. for the six months ended:

	September 30,	September 30,
	2016	2015

Net operating revenues	$4,289,676	$6,126,624
Gross profit	$1,401,201	$2,017,393
Operating income (loss)	$(274,727)	$1,282,980
Net income (loss) from continuing operations	$(642,546)	$658,613

5.	Accrued Expenses and Other Liabilities:

	September 30,	March 31,
	2016	2016

Payroll and related expenses	$6,647,748	$5,530,554
Taxes and fees payable	246,887	320,333
Accrued interest payable	12,705	4,756
Other	2,303,185	2,465,654

Total	$9,210,525	$8,321,297

6.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $800,667 and $656,885 for the three months ended September 30, 2016 and 2015, respectively, and $ 1,771,780 and $1,286,914 for the six months ended September 30, 2016 and 2015, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Earnings per Share:

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and six months ended September 30, 2016 and 2015.

For the three and six months ended September 30, 2015, the Company reported a net loss and, accordingly, potential common shares that would cause dilution, such as employee stock options, have been excluded from the diluted share count because their inclusion would have been anti-dilutive. For the three and six months ended September 30, 2015, the fully diluted shares would have been 9,892,976 and 9,937,766, respectively.

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

In March 2012, the California Service Employees Health and Welfare Trust Fund filed a suit in U.S. District Court for the Northern District of California against the Company seeking to maintain the payment of monthly health insurance contributions, which were stopped by the Company following the termination of the collective bargaining agreement. Venue was subsequently transferred to the U.S. District Court for the Central District of California. On July 31, 2014 the Court denied the plaintiffs’ motion for summary judgment and granted partial summary judgment in favor of the Company. While the parties stipulated to a proposed judgment within recorded reserves, the plaintiffs’ appealed the judgment before the Judge had issued a final Order, pending the outcome of the companion case filed in July 2012. In that case, the Service Employee International Union (SEIU) filed a lawsuit in U.S. District Court for the Northern District of California against the Company seeking the restoration of the collective bargaining agreement between SEIU and the Company following a majority vote of Aviation Safeguards employees in December 2011 to withdraw recognition of the union. On February 20, 2014, the U.S. District Court, Central District of California, ruled in favor of the Company and granted our motion for summary judgment in full, denied the plaintiffs’ motion for summary judgment and terminated the case. The plaintiffs filed their Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on March 18, 2014 and both parties have subsequently filed appellate briefs. Oral arguments were held in March 2016 in the Ninth Circuit Court of Appeals. On September 14, 2016 the Court issued its Opinion, reversing the lower court’s order and ordering that the SEIU motion for summary judgment be granted. The Company is exploring review with the United States Supreme Court. These cases involve a high degree of inherent uncertainty and, as such, the Company is unable to estimate the eventual amount of potential loss, if any, until developments in the case yield additional information sufficient to support a quantitative assessment of the range of reasonably probable loss. At this time it is not possible to predict the outcome of this appeal or the potential cost if the plaintiffs were to prevail, however, the potential cost to the company could be material.

On April 29, 2014, the California Superior Court granted a plaintiff’s motion (Leal v. Command Security Corporation) to certify a class consisting of all persons who were employed by the Company in a non-exempt security officer position within the State of California at any time since May 2, 2007 through the date of trial who agreed to and signed an on-duty meal period agreement at the time of their employment. The case is a certified class action involving allegations that the Company violated certain California state laws relating to on-duty meal and rest breaks. On November 12, 2015, the Company agreed to a maximum settlement amount of $2.0 million, including plaintiff’s attorney fees and costs, administration costs, and certain other miscellaneous costs. As part of the settlement, the parties further agreed that (i) the final settlement will be subject to court approval; (ii) a minimum of 50% of the net proceeds will be distributed to the class; and (iii) the settlement will be paid in two installments, the first to be paid upon court approval of the final settlement agreement and the second to be paid no later than one year from final approval. The Company expects court approval and the first of the two installments to be paid before December 31, 2016.

The Leal v. Command Security Corporation lawsuit is one of numerous class action lawsuits filed during the past two years against security guard companies in California related to meal and rest break regulations. The Company aggressively defended its position in this case; however, given the environment in California regarding similar lawsuits, the Company settled this matter and believes that settling the matter provided a favorable outcome. While the parties have established a maximum settlement amount at $2.0 million, the Company recorded a $1.4 million provision in the quarter ended September 30, 2015. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. This provision is based on the terms of the settlement and historical statistical information as to the expected rate of participation in similar cases provided to the Company by claims administrators. In the event the rate of participation in the settlement by class members were to exceed current estimates the final settlement amount could increase up to the maximum settlement amount. The settlement will be administered over the next one to two years.

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

We have employment agreements with certain of our officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company. Approximately 36% of our workforce is subject to a collective bargaining agreement which is set to expire on March 31, 2017, or a recognition agreement with SEIU 32BJ.

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

Minority Investment in Unconsolidated Affiliate

The Company including its consolidated subsidiary, OPS LLC, use the equity method to account for its investment in OPSA Ltd. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of September 30, 2016 and 2015.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $8,104 and $70,229 for stock based compensation have been recorded for the six months ended September 30, 2016 and 2015, respectively.

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

Results of Operations

Revenues

Our revenues increased by $8.0 million, or 23.1%, to $42.4 million for the three months ended September 30, 2016 from $34.4 million in the corresponding period of the prior year. The increase in revenues for the three months ended September 30, 2016 was due mainly to the commencement of work under the contracts with the USPS in June 2016 and a large on-line retailer in April 2016. In addition, revenues from a major transportation company increased by approximately $0.6 million and revenues from financial and banking institutions increased by approximately $0.3 million. These increases were partly offset by reductions in revenues of approximately $0.7 million from residential and retail customers, approximately $0.7 million from temporary airport construction related services and from California based technology companies of approximately $0.6 million.

Our revenues increased by $10.6 million, or 15.6%, to $78.7 million for the six months ended September 30, 2016 from $68.1 million in the corresponding period of the prior year. The increase in revenues for the six months ended September 30, 2016 was due mainly to the commencement of work under the contracts with the USPS in June 2016 and a large on-line retailer in April 2016. In addition, revenues from a major transportation company increased by approximately $0.9 million, revenues from New York based healthcare facilities increased by approximately $0.5 million and revenues from financial and banking institutions increased by approximately $0.5 million. These increases were partially offset by reductions in revenues of approximately $1.5 million from temporary airport construction related services, approximately $1.5 million from California based technology companies and approximately $1.2 million from residential and retail customers.

Gross Profit

Our gross profit increased by $0.6 million, or 13.2%, to $5.2 million (12.2% of revenues) for the three months ended September 30, 2016, from $4.6 million (13.2% of revenues) in the corresponding period of the prior year. The increase in gross profit was due mainly to the commencement of work under the contracts with the USPS and the large on-line retailer as discussed above, partly offset by a decline in gross profit from temporary airport construction related security services.

Our gross profit increased by $0.3 million, or 3.5%, to $9.7 million (12.3% of revenues) for the six months ended September 30, 2016, from $9.4 million, (13.8% of revenues) in the corresponding period of the prior year. The increase in gross profit was due mainly to the commencement of work under the contracts with the USPS and the large on-line retailer, an increase in gross profit from financial institutions and an increase in equipment sales. These increases were partially offset by a decrease in profits following the decline in revenues from temporary airport construction related services, California based technology companies and various residential and retail customers.

The decline in gross profit margins for the three and six months ended September 30, 2016, was primarily due to the decline in revenues from temporary airport construction related security services and certain start-up costs incurred in connection with the above-mentioned new contracts.

General and Administrative Expenses

Our general and administrative expenses decreased by $0.2 million, or 4.1%, to $4.4 million (10.3% of revenues) for the three months ended September 30, 2016, from $4.6 million (13.3% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the three months ended September 30, 2016 was driven primarily by lower legal and consulting fees, partly offset by higher employee compensation benefits costs, information technology and communications costs.

Our general and administrative expenses decreased by $0.2 million, or 2.4%, to $8.5 million (10.8% of revenues) for the six months ended September 30, 2016, from $8.7 million (12.8% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses for the six months ended September 30, 2016 was driven primarily by lower legal fees, partly offset by higher employee compensation, benefits costs, information technology and communications costs.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended September 30, 2016, net of recoveries, decreased by $244,944 to net recoveries of $33,052 as compared with net expense of $211,892 in the corresponding period of the prior year.  The decrease in the net provision for doubtful accounts for the three months ended September 30, 2016 was driven primarily by the recovery of approximately $45,600 of specific accounts previously considered uncollectible and a reduction in past due accounts.

The provision for doubtful accounts for the six months ended September 30, 2016, net of recoveries, decreased by $480,443 to net recoveries of $107,913 as compared with net expense of $372,530 in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts for the six months ended September 30, 2016 was driven primarily by recovery of approximately $75,462 of specific accounts previously deemed uncollectible and a reduction in past due accounts.

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

Operating Income (Loss)

Our operating income increased by $2.4 million, or 149%, to $0.8 million (1.9% of revenues) for the three months ended September 30, 2016, from an operating loss of $1.6 million (4.7% of revenues) in the corresponding period of the prior year. The increase in operating income was driven primarily by the absence of a $1.4 million settlement charge, the $0.6 improvement in gross profit mentioned above, the $0.2 million reduction to general and administrative expenses and the $0.2 million increase in recoveries of specific accounts receivable previously considered uncollectable.

Our operating income increased by $2.4 million, or 223%, to $1.3 million (1.7% of revenues) for the six months ended September 30, 2016, as compared with an operating loss of $1.1 million (1.6% of revenues) in the corresponding period of the prior year. The increase in operating income was driven primarily by the absence of a $1.4 million settlement charge, the $0.5 million reduction in the provision for doubtful accounts mentioned above, the $0.2 million reduction to general and administrative expenses and the $0.3 million improvement in gross profit.

Interest Expense

Interest expense increased by $45,666, or 111%, to $86,786 for the three months ended September 30, 2016, from $41,120 in the corresponding period of the prior year. The increase in interest expense for the three months ended September 30, 2016 was due to higher average outstanding borrowings and higher interest rates under our credit agreement with Wells Fargo, described below.

Interest expense increased by $67,601, or 92.4%, to $140,771 for the six months ended September 30, 2016, from $73,170 in the corresponding period of the prior year. The increase in interest expense for the six months ended September 30, 2016 was due primarily to higher average outstanding borrowings and higher interest rates under our credit agreement with Wells Fargo, described below.

Equity Earnings (Loss) in Minority Investment of Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPS Acquisitions Ltd. (“OPSA”). Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

The Company’s proportionate share of the net loss of OPSA for the three months ended September 30, 2016 was $30,000 as compared with net income of $74,804 in the corresponding period of the prior year. The decrease in the Company’s proportionate share of net income of OPSA was due to a reduction in revenues driven by a decrease in total missions during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, as well as changes in the number and composition of assigned security personnel. In addition, during the three months ended September 30, 2016, OPSA recognized approximately $122,000 of legal and other costs incurred in connection with recent changes in its ownership structure.

The Company’s proportionate share of the net loss of OPSA for the six months ended September 30, 2016 was $130,000 as compared with net income of $136,304 in the corresponding period of the prior year. The decrease in the Company’s proportionate share of net income of OPSA was due to a reduction in revenues driven by a decrease in total missions during the six months ended September 30, 2016 as compared to the six months ended September 30, 2015, as well as changes in the number and composition of assigned security personnel. In addition, during the six months ended September 30, 2016, OPSA recognized approximately $767,000 of costs incurred in connection with certain strategic growth initiatives and other costs incurred in connection with recent changes in the ownership of OPSA.

During the past two fiscal years ended December 31, 2015 and 2014, and continuing into the first nine months of 2016, OPSA has experienced a decline in revenues and net income from continuing operations. Specifically, for the year ended December 31, 2015, revenues declined 16.1% from the year ended December 31, 2014, gross profits declined by 10.2% and net income from continuing operations declined by 31.4%. However, during the same periods, gross profit as a percent of revenues increased from 30.6% to 32.8%.

OPSA revenues for the six months ended September 30, 2016 and 2015 were $4.3 million and $6.1 million, respectively. Gross profit margins for the same periods were 32.7% and 32.9%, respectively.

The above-mentioned decline in revenues was driven by an overall reduction in world-wide shipping activity, reduced demand for security personnel as a result of declines in attempted and successful piracy attacks, lower insurance rates and lower oil prices allowing operators the option of longer routes through lower risk areas further leading to a decline in demand for security services. The maturing of this industry has also led to price competition further compressing revenues and margins.

In addition, during the nine months ended September 30, 2016, OPSA has pursued certain strategic growth opportunities costing approximately $1.0 million that have resulted in increases in a variety of related costs including salaries and wages, legal, consulting, travel and financing costs. And, during the three months ended September 30, 2016, OPSA incurred $122,000 of costs in connection with recent changes in the ownership of OPSA.

The combination of the above-mentioned decline in revenues and increased costs has resulted in short-term liquidity pressures that may impact OPSA’s ability to remain current in its obligations under its senior debt. However, the Company and OPSA believe the core business will continue to generate gross profit margins reasonably consistent with historical results and further, there are initiatives underway to reduce operating expenses. While there can be no assurance that OPSA will be able to increase revenues and/or net income from continuing operations in the foreseeable future or improve its liquidity outlook so as to avoid a default under its credit agreement, the Company believes there is a reasonable possibility to return OPSA to more stable and predictable levels of profitability. Management performed an impairment analysis as of March 31, 2016 and concluded its investment in OPSA was not impaired at that time. The Company has and will continue to closely monitor the operations of OPSA and review its investment for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

Provision for (benefit from) income taxes

The provision for income taxes increased by $888,000 to a net tax provision of $251,000 for the three months ended September 30, 2016 compared with a net tax benefit of $637,000 in the corresponding period of the prior year. The Company’s effective tax rate decreased by 3.5% to 36.5% for the three months ended September 30, 2016 compared with 40.0% in the corresponding period of the prior year.

The provision for income taxes increased by $857,000 to a net tax provision of $465,000 for the six months ended September 30, 2016 compared to a net tax benefit of $392,000 in the corresponding period of the prior year. The Company’s effective tax rate increased by 5.3% to 43.7% for the six months ended September 30, 2016 compared with 38.4% in the corresponding period of the prior year.

Liquidity and Capital Resources

We pay approximately 81% of our employees on a bi-weekly basis with the remaining employees being paid on a weekly basis, while customers pay for services generally within 60 days from the invoice date.  We maintain a commercial revolving loan arrangement, currently with Wells Fargo Bank, National Association (“Wells Fargo”).  We fund our payroll and operations primarily through borrowings under our $20.0 million credit facility with Wells Fargo (as amended, the “Credit Agreement”), described below under “Short Term Borrowings.”

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

Short-Term Borrowings:

On February 12, 2009, we entered into a $20.0 million credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was most recently amended in October 2016 (see below) and matures March 31, 2017, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On October 12, 2016, we entered into a seventh amendment (the “Seventh Amendment” to our Credit Agreement). The Seventh Amendment amends the Credit Agreement to extend the existing agreement from October 16, 2016 to March 31, 2017 and amend the terms of the “Minimum Excess Availability” covenant. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended September 30, 2016, we were in compliance with all covenants under the Credit Agreement.

Under the Credit Agreement, as of September 30, 2016, the interest rate was 2.375% for LIBOR loans and 2.6250% for revolving loans. At September 30, 2016, we had approximately $0.5 million of cash on hand. We also had $8.0 million in LIBOR loans outstanding, $3.8 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 69% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $1.4 million, or 12.8%, to $12.0 million as of September 30, 2016, from $10.7 million as of March 31, 2016.

We had checks drawn in advance of future deposits of $0.5 million at September 30, 2016, and March 31, 2016. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

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

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security officer and aviation services divisions at acceptable margins, while minimizing terminations of contracts with existing customers. In addition, our growth strategy involves the acquisition and integration of complementary businesses to increase our scale within certain geographical areas, capture market share in the markets in which we operate, enter new markets and improve our profitability. We intend to pursue acquisition opportunities for contract security officer businesses. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions. Our security services division continues to experience organic growth over recent quarters as demand for our security services has steadily increased. Our current focus is on increasing our revenues, as our sales and marketing team and branch managers’ work to develop new business and retain profitable contracts. During recent years, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and are likely to implement additional measures in the future. Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us. Additionally, our aviation services division is continually subject to such government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and the document verification process at several of our domestic airport locations.

Our gross profit margin during the six months ended September 30, 2016 was 12.3%. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our security services division generated approximately $48.8 million or 62.0% of our total revenues in the six months ended September 30, 2016. Our aviation services division generated approximately $29.9 million or 38.0% of our total revenues in the six months ended September 30, 2016.

In the six months ended September 30, 2016, the Company had seven customers who, in the aggregate, represented approximately 54% of the Company’s revenues for the six months ended September 30, 2016, with two of those customers representing 13% and 11% of total revenues, respectively. These customers include one domestic and one international airline, three major transportation & logistics companies, a northeast U.S. based healthcare facility and an airline consortium. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was most recently amended in October 2016, as described above. As of the close of business on October 24, 2016, 2016, our total outstanding borrowings under the Credit Agreement were approximately $10.0 million and our total availability was approximately $7.5 million,  which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended September 30, 2016, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the six months ended September 30, 2016, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $44,000 over the remainder of our fiscal year ending March 31, 2017. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016. There have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2017 ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 8 “Contingencies” to the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2016.

Item 6.	Exhibits

Exhibit 10.1 Seventh Amendment to Credit and Security Agreement, dated as of October 12, 2016, between Command Security Corporation and Wells Fargo Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K dated October 14, 2016.)

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

Exhibit 99.1* Press Release dated November 10, 2016 .

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2016 and September 30, 2015, (ii) Condensed Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended September 30, 2016 and September 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and September 30, 2015, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 10, 2016	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

