Form 10-Q
period 2016-12-31
COMMAND SECURITY CORP
filed 2017-02-13
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of outstanding shares of the registrant’s common stock as of February 7, 2017 was 9,848,186.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenues	$42,672,114	$33,541,493	$121,414,727	$101,652,360
Cost of revenues	37,966,280	30,154,183	106,999,771	88,886,461

Gross profit	4,705,834	3,387,310	14,414,956	12,765,899

Operating expenses
General and administrative	4,981,889	4,321,435	13,465,209	14,411,542
Provision for doubtful accounts, net	78,459	84,795	(29,454)	457,324
	5,060,348	4,406,230	13,435,755	14,868,866

Operating income (loss)	(354,514)	(1,018,920)	979,201	(2,102,967)

Other expenses
Interest expense	(78,060)	(47,063)	(218,831)	(120,237)

Income (loss) before income taxes and equity earnings (loss) in minority investment of unconsolidated affiliate	(432,574)	(1,065,983)	760,370	(2,223,204)

Equity earnings (loss) in minority investment of unconsolidated affiliate	73,000	(24,304)	(57,000)	112,000

Income (loss) before income taxes	(359,574)	(1,090,287)	703,370	(2,111,204)

Provision for (benefit from) income taxes	(152,000)	(418,000)	313,000	(810,000)

Net income (loss)	$(207,574)	$(672,287)	$390,370	$(1,301,204)

Income (loss) per share of common stock
Basic	$(0.02)	$(0.07)	$0.04	$(0.13)
Diluted	$(0.02)	$(0.07)	$0.04	$(0.13)

Weighted average number of common shares outstanding
Basic	9,842,686	9,792,618	9,817,097	9,764,564
Diluted	9,842,686	9,792,618	10,208,632	9,764,564

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,271,167	$1,486,854
Accounts receivable, net of allowance for doubtful accounts accounts of $630,292 and $650,226, respectively	30,571,326	21,890,623
Prepaid expenses	1,562,889	1,853,464
Other assets	3,929,465	2,184,465
Total current assets	37,334,847	27,415,406

Furniture and equipment at cost, net	175,513	258,157

Other assets:
Intangible assets, net	1,109,555	1,364,966
Minority investment in unconsolidated affiliate	2,638,291	2,695,291
Other assets	4,237,335	4,412,042
Total other assets	7,985,181	8,472,299

Total assets	$45,495,541	$36,145,862

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,231,647	$471,939
Short-term borrowings	15,656,809	7,011,743
Accounts payable	942,670	945,711
Accrued expenses and other liabilities	8,528,804	8,321,297
Total current liabilities	26,359,930	16,750,690

Insurance reserves	544,542	612,462
Other non-current liabilities	-	700,000
Total liabilities	26,904,472	18,063,152

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,160	1,155
Treasury stock, at cost, 1,752,200 shares	(2,885,579)	(2,885,579)
Additional paid-in capital	18,528,579	18,410,595
Accumulated earnings	2,946,909	2,556,539
Total stockholders’ equity	18,591,069	18,082,710

Total liabilities and stockholders’ equity	$45,495,541	$36,145,862

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings	Total

Balance at March 31, 2015	-	1,149	(2,885,579)	18,245,747	5,212,862	20,574,179

Options exercised, net		6		75,090		75,096
Repurchase of stock options				(14,034)		(14,034)
Stock compensation cost				99,171		99,171
Net loss					(1,301,204)	(1,301,204)

Balance at December 31, 2015	-	1,155	(2,885,579)	18,405,974	3,911,658	19,433,208

Stock compensation cost				4,621		4,621
Net loss					(1,355,119)	(1,355,119)

Balance at March 31, 2016	-	1,155	(2,885,579)	18,410,595	2,556,539	18,082,710

Options exercised, net		5		95,964		95,969
Stock based compensation tax benefits				10,577		10,577
Stock compensation cost				11,443		11,443
Net income					390,370	390,370

Balance at December 31, 2016	$-	$1,160	$(2,885,579)	$18,528,579	$2,946,909	$18,591,069

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$390,370	$(1,301,204)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	348,449	469,283
Provision for doubtful accounts, net	(29,454)	457,324
Equity earnings (loss) in minority investment of unconsolidated affiliate	57,000	(112,000)
Rent expense	15,904	(14,990)
Gain on asset dispositions	-	(1,525)
Stock based compensation costs	11,443	99,171
Insurance reserves	(67,920)	65,504
Deferred income taxes	5,095	(1,946,047)
Change in receivables, prepaid expenses and other current assets	(9,936,062)	(1,941,712)
Change in accounts payable and other liabilities	188,562	230,989
Change in other long term liabilities	(700,000)	700,000
Net cash used in operating activities	(9,716,613)	(3,295,207)

Cash flows from investing activities:
Purchases of equipment	(10,394)	(58,531)
Net cash used in investing activities	(10,394)	(58,531)

Cash flows from financing activities:
Net advances on short-term borrowings	8,645,066	1,567,517
Change in checks issued in advance of deposits	759,708	(304,034)
Repurchase of stock options	-	(14,034)
Proceeds from option exercises, net	106,546	75,096
Net cash provided by financing activities	9,511,320	1,324,545

Net change in cash and cash equivalents	(215,687)	(2,029,193)

Cash and cash equivalents, beginning of period	1,486,854	2,435,839

Cash and cash equivalents, end of period	$1,271,167	$406,646

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:	2016	2015

Interest	$208,621	$109,776
Income taxes	6,415	335,616

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

The condensed consolidated financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for any period after the date hereof, including for the fiscal year ending March 31, 2017, or for any other subsequent period. The condensed consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report. All such adjustments are of a normal recurring nature.

1.	Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. In July 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09 by one year, making it effective for the Company’s fiscal year ending March 31, 2019. Subsequently, the FASB also issued a series of amendments to the new revenue standards. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet. ASU 2015-17 is effective for the Company’s fiscal year ending March 31, 2018. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact of this guidance. Other than the reclassification of the current deferred tax asset to long term assets, the adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with the Company’s fiscal year ending March 31, 2020, with early adoption permitted, and must be implemented using a modified retrospective approach for all leases existing at, or entered into after the beginning of the earliest comparative period that is presented in the financial statements. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements. The adoption of this guidance is expected to result in a significant increase in assets and liabilities on the Company’s balance sheet, with no material impact on the statements of operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. ASU 2016-09 is effective beginning with the Company’s fiscal year ending March 31, 2018, with early adoption permitted. Currently, excess tax benefits or deficiencies from the Company’s equity awards are recorded as additional paid-in capital in its balance sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its statements of operations in the reporting periods in which the benefit or deficiency is realized. As a result, subsequent to adoption the Company’s income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards.

In August 2016, the FASB issued new guidance on cash flow statement presentation ASU 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance is effective beginning with the Company’s fiscal year ending March 31, 2019, with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for annual or any interim goodwill tests in fiscal years beginning after December 15, 2019. The adoption is not expected to have a material impact on the consolidated financial statements.

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

On October 12, 2016, we entered into a seventh amendment (the “Seventh Amendment” to our Credit Agreement). The Seventh Amendment amends the Credit Agreement to extend the existing agreement from October 16, 2016 to March 31, 2017 and amends the terms of the “Minimum Excess Availability” covenant. The Company is currently in discussions to renew the agreement. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended December 31, 2016, we were in compliance with all covenants under the Credit Agreement.

Under the Credit Agreement, as of December 31, 2016, the interest rate was 2.625% for LIBOR loans and 2.75% for revolving loans. At December 31, 2016, we had approximately $1.3 million of cash on hand. We also had $7.0 million in LIBOR loans outstanding, $8.7 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 83% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

3.	Other Assets:

	December 31, 2016	March 31, 2016

Workers' compensation insurance	$2,868,818	$1,258,066
Deferred tax asset	5,148,369	5,153,464
Security deposits	143,613	140,019
Other receivables	6,000	44,958
	8,166,800	6,596,507

Current portion	(3,929,465)	(2,184,465)

Total non-current portion	$4,237,335	$4,412,042

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

On September 7, 2016, the majority owner of OPS LLC consented to a restructuring transaction wherein 70% of its investment in OPSA Ltd. was transferred to a group comprising former management and owners of OPS Ltd. and the holder of the senior debt of OPSA Ltd. On September 21, 2016, the majority owner of OPS LLC transferred its 80% interest in OPS LLC to the Company resulting in the Company owning 100% of OPS LLC. No cash consideration was paid by the Company and no liabilities were undertaken by the Company in connection with the OPS LLC transfer to the Company. As a result, OPS LLC became a wholly-owned subsidiary of the Company thereby indirectly increasing the Company’s interest in OPSA Ltd. (and OPS Ltd.) from 20% to 30%.

The following summarizes the condensed consolidated statements of operations of OPSA Ltd. for the nine months ended:

	December 31, 2016	December 31, 2015

Net operating revenues	$6,425,792	$8,735,083
Gross profit	$1,906,846	$2,527,321
Operating income (loss)	$175,636	$1,397,491
Net income (loss) from continuing operations	$(310,959)	$554,699

5.	Accrued Expenses and Other Liabilities:

	December 31, 2016	March 31, 2016

Payroll and related expenses	$5,071,260	$5,530,554
Taxes and fees payable	300,124	320,333
Accrued interest payable	14,967	4,756
Other	3,142,453	2,465,654

Total	$8,528,804	$8,321,297

6.	Insurance Reserves:

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $633,008 and $1,680,325 for the three months ended December 31, 2016 and 2015, respectively, and $2,404,788 and $2,967,239 for the nine months ended December 31, 2016 and 2015, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and nine months ended December 31, 2016 and 2015.

For the three months ended December 31, 2016 and for the three and nine months ended December 31, 2015, the Company reported a net loss and, accordingly, potential common shares that would cause dilution, such as employee stock options, have been excluded from the diluted share count because their inclusion would have been anti-dilutive. For the three months ended December 31, 2016 and for the three and nine months ended December 31, 2015, the fully diluted shares would have been 10,230,974, 10,050,037 and 9,975,190, respectively.

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

In March 2012, the California Service Employees Health and Welfare Trust Fund filed a suit in U.S. District Court for the Northern District of California against the Company seeking to maintain the payment of monthly health insurance contributions, which were stopped by the Company following the termination of the collective bargaining agreement. Venue was subsequently transferred to the U.S. District Court for the Central District of California. On July 31, 2014 the Court denied the plaintiffs’ motion for summary judgment and granted partial summary judgment in favor of the Company. While the parties stipulated to a proposed judgment, the plaintiffs’ appealed the judgment before the Judge had issued a final Order, pending the outcome of the companion case filed in July 2012. In that case, the Service Employee International Union (SEIU) filed a lawsuit in U.S. District Court for the Northern District of California against the Company seeking the restoration of the collective bargaining agreement between SEIU and the Company following a majority vote of Aviation Safeguards employees in December 2011 to withdraw recognition of the union. On February 20, 2014, the U.S. District Court, Central District of California, ruled in favor of the Company and granted our motion for summary judgment in full, denied the plaintiffs’ motion for summary judgment and terminated the case. The plaintiffs filed their Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on March 18, 2014 and both parties have subsequently filed appellate briefs. Oral arguments were held in March 2016 in the Ninth Circuit Court of Appeals. On September 14, 2016 the Court issued its Opinion, reversing the lower court’s order and ordering that the SEIU motion for summary judgment be granted. The Company is exploring review with the United States Supreme Court. These cases involve a high degree of inherent uncertainty and, as such, the Company is unable to predict the eventual outcome of these cases, the potential cost if the plaintiffs were to prevail or the potential cost of a final settlement, if any. These costs could exceed amounts currently accrued for such claims and such excess could be material.

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

While the parties established a maximum settlement amount at $2.0 million, the Company recorded a $1.4 million provision in the quarter ended September 30, 2015. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. This provision was based on the terms of the settlement and historical statistical information as to the expected rate of participation in similar cases provided to the Company by claims administrators.

In November 2016, the court approved the settlement and the claims administrator provided the Company with the final disbursement data. The class participation was 2% higher than estimated. Our first payment in the amount of $725,704 was made on December 13, 2016. Our second and final payment of the same amount is due no later than December 31, 2017. The $51,408 increase in the total settlement amount was recorded in the quarter ended December 31, 2016.

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

We have employment agreements with certain of our officers and key employees with terms up to two years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company. One of the agreements, covering approximately 11% of our employees, expired October 31, 2016. We are currently involved in negotiations to renew the expired agreement. Three of the agreements, covering approximately 11% of our employees, are set to expire in February, March and June 2017. The remaining six agreements are set to expire in September 2018 and thereafter.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of December 31, 2016 and 2015.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $11,443 and $99,171 for stock based compensation have been recorded for the nine months ended December 31, 2016 and 2015, respectively.

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

Results of Operations

Revenues

Our revenues increased by $9.1 million, or 27.2%, to $42.7 million for the three months ended December 31, 2016 from $33.5 million in the corresponding period of the prior year. The increase in revenues was due mainly to the commencement of work under the contracts with the USPS in June 2016 and a large on-line retailer in April 2016. In addition, revenues from a major transportation company increased by approximately $0.9 million and revenues from New York based healthcare facilities increased by approximately $0.2 million. These increases were partly offset by reductions in revenues of approximately $0.7 million from residential and retail customers, approximately $0.7 million from temporary airport construction related services and approximately $0.2 million from aviation related services.

Our revenues increased by $19.8 million, or 19.4%, to $121.4 million for the nine months ended December 31, 2016 from $101.7 million in the corresponding period of the prior year. The increase in revenues was due mainly to the commencement of work under the contracts with the USPS in June 2016 and a large on-line retailer in April 2016. In addition, revenues from a major transportation company increased by approximately $1.8 million, revenues from New York based healthcare facilities increased by approximately $0.8 million and revenues from financial and banking institutions increased by approximately $0.5 million. These increases were partially offset by reductions in revenues of approximately $2.2 million from temporary airport construction related services, approximately $1.9 million from residential and retail customers and approximately $1.5 million from California based technology companies.

Gross Profit

Our gross profit increased by $1.3 million, or 38.9%, to $4.7 million (11.0% of revenues) for the three months ended December 31, 2016, from $3.4 million (10.1% of revenues) in the corresponding period of the prior year. The increase in gross profit was due mainly to a decrease in workers’ compensation expense of approximately $1.0 million, the commencement of work under the contracts with the USPS and the large on-line retailer as discussed above, partly offset by a decline in gross profit from aviation related services and temporary airport construction related security services.

Our gross profit increased by $1.6 million, or 12.9%, to $14.4 million (11.9% of revenues) for the nine months ended December 31, 2016, from $12.8 million, (12.6% of revenues) in the corresponding period of the prior year. The increase in gross profit was due mainly to the commencement of work under the contracts with the USPS and the large on-line retailer, a decrease in workers’ compensation expense of approximately $0.6 million, an increase in gross profit from New York based healthcare facilities, equipment sales, and financial institutions. These increases were partially offset by a decrease in profits following the decline in revenues from temporary airport construction related services, various residential and retail customers, and California based technology companies.

The decline in gross profit margins for the nine months ended December 31, 2016, was primarily due to the decline in revenues from temporary airport construction related security services and certain start-up and hiring related costs incurred in connection with the above-mentioned new contracts.

General and Administrative Expenses

Our general and administrative expenses increased by $0.7 million, or 15.3%, to $5.0 million (11.7% of revenues) for the three months ended December 31, 2016, from $4.3 million (12.9% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses was driven primarily by higher legal expenses and labor settlement costs, employee compensation and benefit costs, and information technology and communications costs, partly offset by lower consulting fees.

Our general and administrative expenses decreased by $0.9 million, or 6.6%, to $13.5 million (11.1% of revenues) for the nine months ended December 31, 2016, from $14.4 million (14.2% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses was driven primarily by lower legal expenses and labor settlement costs, consulting fees and depreciation and amortization. These decreases were partly offset by higher employee compensation and benefit costs and information technology and communication costs.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended December 31, 2016, net of recoveries, decreased by $6,336 to net expense of $78,459 as compared with net expense of $84,795 in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts was driven primarily by the recovery of approximately $8,285 of specific accounts previously considered uncollectible.

The provision for doubtful accounts for the nine months ended December 31, 2016, net of recoveries, decreased by $486,778 to net recoveries of $29,454 as compared with net expense of $457,324 in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts for the nine months ended December 31, 2016 was driven primarily by recovery of approximately $83,746 of specific accounts previously deemed uncollectible and a reduction in past due accounts.

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

Interest Expense

Interest expense increased by $30,997, or 66%, to $78,060 for the three months ended December 31, 2016, from $47,063 in the corresponding period of the prior year. The increase in interest expense for the three months ended December 31, 2016 was due to higher average outstanding borrowings and higher interest rates under our credit agreement with Wells Fargo, described below.

Interest expense increased by $98,594, or 82%, to $218,831 for the nine months ended December 31, 2016, from $120,237 in the corresponding period of the prior year. The increase in interest expense for the nine months ended December 31, 2016 was due primarily to higher average outstanding borrowings and higher interest rates under our credit agreement with Wells Fargo, described below.

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

The Company’s proportionate share of the net income of OPSA for the three months ended December 31, 2016 was $73,000 as compared with net loss of $24,304 in the corresponding period of the prior year. The increase in the Company’s proportionate share of net income of OPSA was due to a reduction in legal and consulting expenses incurred in connection with certain strategic initiatives and changes in the Company’s ownership partly offset by lower gross profits following the decline in revenues.

The Company’s proportionate share of the net loss of OPSA for the nine months ended December 31, 2016 was $57,000 as compared with net income of $112,000 in the corresponding period of the prior year. The decrease in the Company’s proportionate share of net income of OPSA was due to a reduction in revenues driven by a decrease in total missions during the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015, as well as changes in the number and composition of assigned security personnel.

During the nine months ended December 31, 2016 and 2015, OPSA has experienced a decline in revenues and net income from continuing operations. Specifically, for the nine months ended December 31, 2016, revenues declined 26.4% as compared to the nine months ended December 31, 2015, gross profits declined by 24.6% and net income from continuing operations declined from $554,699 to a net loss from continuing operations of $310,959. During the same periods, gross profit as a percent of revenues increased from 28.9% to 29.7%.

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

The above-mentioned decline in revenues and reduced profits has resulted in short-term liquidity pressures that may impact OPSA’s ability to remain current in its obligations under its senior debt. However, the Company and OPSA believe the core business will continue to generate gross profit margins reasonably consistent with historical results and further, there are initiatives underway to reduce operating expenses. While there can be no assurance that OPSA will be able to increase revenues and/or net income from continuing operations in the foreseeable future or improve its liquidity outlook so as to avoid a default under its credit agreement, the Company believes there is a reasonable possibility to return OPSA to more stable and predictable levels of profitability. Management performed an impairment analysis as of March 31, 2016 and concluded its investment in OPSA was not impaired at that time. The Company has and will continue to closely monitor the operations of OPSA and review its investment for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

Provision for (benefit from) income taxes

The provision for income taxes increased by $266,000 to a net tax benefit of $152,000 for the three months ended December 31, 2016 compared with a net tax benefit of $418,000 in the corresponding period of the prior year. The Company’s effective tax rate increased by 3.9% to 42.3% for the three months ended December 31, 2016 compared with 38.3% in the corresponding period of the prior year.

The provision for income taxes increased by $1.1 million to a net tax provision of 313,000 for the nine months ended December 31, 2016 compared to a net tax benefit of $810,000 in the corresponding period of the prior year. The Company’s effective tax rate increased by 6.1% to 44.5% for the nine months ended December 31, 2016 compared with 38.4% in the corresponding period of the prior year.

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

On October 12, 2016, we entered into a seventh amendment (the “Seventh Amendment” to our Credit Agreement). The Seventh Amendment amends the Credit Agreement to extend the existing agreement from October 16, 2016 to March 31, 2017 and amends the terms of the “Minimum Excess Availability” covenant. The Company is currently in discussions to renew the agreement before March 31, 2017. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended September 30, 2016, we were in compliance with all covenants under the Credit Agreement.

Under the Credit Agreement, as of December 31, 2016, the interest rate was 2.625% for LIBOR loans and 2.75% for revolving loans. At December 31, 2016, we had approximately $1.3 million of cash on hand. We also had $7.0 million in LIBOR loans outstanding, $8.7 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 83% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $0.3 million, or 2.9%, to $11.0 million as of December 31, 2016, from $10.7 million as of March 31, 2016.

We had checks drawn in advance of future deposits of $1.2 million and $0.5 million at December 31, 2016, and March 31, 2016, respectively. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Outlook

Operating Initiatives

During the last few years the Company has pursued several initiatives to improve our competitive and strategic position. Significant progress has been made in rebuilding and strengthening our management team and improving the efficiency and functional effectiveness of our organization, systems and processes. As a result of these efforts, we re-entered the U.S. federal government market with the award of the U.S. Postal Service (“USPS”) contract.

Also consistent with the Company’s initiative to compete for larger contract opportunities, the Company commenced work on a new multi-state security services contract with a large on-line retailer in April 2016. With the consolidation of the industry, the Company will face fewer very large competitors and is also being invited into more large opportunities than in previous years. With a stronger foundation and a more effective organization, the Company is currently engaged in a corporate-wide campaign with four basic focus areas:

●	Improved performance through better systems, procedures and training;

●	Profitable top line revenue growth through identification of larger bid and proposal opportunities including new Federal and/or international opportunities and potential acquisitions;

●	Dedicated marketing and sales efforts in specific industry sectors that complement our core capabilities, geography and operational expertise; and,

●	Attention to details and discipline that will drive operating efficiencies, and enhance enterprise value.

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

Our gross profit margin during the nine months ended December 31, 2016 was 11.9%. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our security services division generated approximately $76.9 million or 63.0% of our total revenues in the nine months ended December 31, 2016. Our aviation services division generated approximately $44.5 million or 37.0% of our total revenues in the nine months ended December 31, 2016.

In the nine months ended December 31, 2016, the Company had six customers who, in the aggregate, represented approximately 55% of the Company’s revenues for the nine months ended December 31, 2016, with two of those customers representing 13% and 12% of total revenues, respectively. These customers include three major transportation & logistics customers, one domestic and one international airline and a northeast U.S. based healthcare facility. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was most recently amended in October 2016, as described above. As of the close of business on February 6, 2017, our total outstanding borrowings under the Credit Agreement were approximately $9.7 million and our total availability was approximately $5.3 million, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended December 31, 2016, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the nine months ended December 31, 2016, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $21,000 over the remainder of our fiscal year ending March 31, 2017. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016. There have been no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2017 ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 99.1* Press Release dated February 13, 2017.

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended December 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and December 31, 2015, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: February 13, 2017	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

