Form 10-K
period 2017-03-31
COMMAND SECURITY CORP
filed 2017-06-19
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $19,989,841 as of September 30, 2016. The closing price of the registrant’s common stock on September 30, 2016, as reported on the NYSE MKT, was $2.73 per share.

In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 9,848,186 outstanding shares of the registrant’s common stock as of May 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2017 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Command Security Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2017

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

Command Security provides security services to governmental, quasi-governmental and financial institutions, healthcare facilities, colleges and universities, residential communities, commercial real estate, industrial, distribution, logistics and retail customers. Our security services include providing armed and unarmed uniformed security personnel for access control, loss prevention, mobile patrols, traffic control, security console/system operators and fire safety directors, as well as providing personnel for reception, concierge and front desk/doorman operations. The security services division generated approximately $103.6 million, or 64% of our total revenues for the fiscal year ended March 31, 2017.

Aviation Safeguards provides aviation security and passenger assistance services to approximately 80 domestic and international airlines, airports, airport authorities and the general aviation community at approximately nine international airports. Our aviation security division provides a variety of uniformed services for domestic and international air carriers, including security for airlines, aircraft, passengers and cargo, baggage screening, wheelchair escort services, special escort services and skycap services. The aviation services division generated approximately $58.6 million, or 36% of our total revenues for the fiscal year ended March 31, 2017.

In June 2016, the Company commenced work on the U.S. Postal Service (“USPS”) contract that had been delayed for over 15 months due to legal protests challenging the original award decision. This marks the start of a federal government line of business which eventually could include the Department of Homeland Security/Transportation Security Administration Screening Services Indefinite Delivery Indefinite Quantity contract award, Departments of Defense, Justice and State.

In 2014, the Company made a 20% minority investment in Ocean Protection Services LLC, a Delaware limited liability company (“OPS LLC”), who holds a 30% interest in an entity that specializes in maritime security, risk management and risk analysis. The Company purchased 2,000 Class A Common Units of OPS LLC for a purchase price of $2.125 million and funded the purchase price through borrowings under the Company’s existing line of credit. The excess of the carrying value of the Company’s investment in OPS LLC and the Company’s proportionate share of the net assets of OPS Acquisitions Ltd. (“OPSA”) and OPS LLC is largely attributable to goodwill. Since the Company’s initial investment, there have been no additional capital contributions made or distributions received.

In September 2016, the majority owner of OPS LLC consented to a restructuring transaction wherein 70% of its investment in OPSA was transferred to a group comprising former management and owners of OPS LLC and the holder of the debt of OPSA. Also pursuant to this transaction, the majority owner of OPS LLC transferred its 80% interest in OPS LLC to the Company for no consideration resulting in OPS LLC becoming a wholly-owned subsidiary of the Company.

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

To better integrate and manage our business, our operations are divided into General Security, Aviation Services and National Accounts. Each of these divisions is managed by a vice president/program manager who is responsible for developing and executing our business plan based on the demand, needs and competition in each of our specific markets. The division vice presidents and program managers are assisted by district managers who are responsible for local implementation of policies and procedures. While each divisional business plan is based on our overall corporate strategy, the primary mission of our divisional vice presidents is to staff, train and deploy their teams to provide the necessary physical security and customer service solutions in a responsive fashion consistent with customer service expectations. They also are expected to manage the growth and profitability of their division’s operations. We have approximately 23 offices and operate directly or through subcontractors throughout the United States, including in California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. We frequently establish offices close to our customers and delegate responsibility to our local managers to satisfy customer expectations. Our managers maintain ongoing relationships and contact with our customers in order to promptly and effectively anticipate and respond to the needs of customers and security officers. Our managers play an important role in maintaining service quality and assisting with sales and marketing efforts. Our sales and marketing efforts focus on customers located primarily in urban centers and other concentrated business districts in major metropolitan areas and select suburban areas with a high density of businesses.

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

To determine whether adequate security requirements have been established prior to commencing service for a customer, we conduct a threat assessment of the customer’s site and prepare recommended changes to existing customer security programs or services. While we prepare site assessments and issue recommendations, the security plan and coverage levels are ultimately determined by our customers.

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

Employee Recruitment and Training

We believe that the high quality of our security officers is essential to our ability to offer effective and reliable services to our customers. We encourage the retention of our security officers and seek to control our operating costs through effective management of the hiring process, including extensive candidate screening, training and development. We require all applicants for security officer positions to undergo a detailed pre-employment interview and a background investigation covering such areas as past employment, education, military service and, subject to applicable state laws, criminal and other background searches. Employees are selected based on a number of criteria including physical fitness, maturity, experience, personality, perceived stability and reliability, among others. We frequently conduct medical examinations and substance abuse testing on potential candidates, subject to applicable laws and regulations. Our security officers and other personnel supplied to our customers are employees of our company, even though they may be stationed regularly at our customer’s facilities.

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

Significant Customers

We rely on a limited number of customers for a significant portion of our revenues. In the fiscal year ended March 31, 2017, the Company had six customers, who represented approximately 52% of the Company’s total revenue in the aggregate. Two of these customers each represented 13% of total revenue. These customers include one domestic and one international airline, the U.S. Postal Service (“USPS”), a transportation company, an online retailer and web services provider and a northeast U.S. based healthcare facility. While the Company’s cost structure is highly variable and largely identifiable to the delivery of services for any specific contract, a loss of business with one or more of these customers could have a material adverse effect on our business, financial condition and results of operation.

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

We believe that a customer’s selection of a company to provide security services is based primarily on price, quality of services provided, scope of services performed, name recognition, recruiting, training, the extent and quality of security officer supervision and the ability to handle multiple worksites on a nationwide basis. It has become more common for our customers to select security service providers through competitive bid processes intended to procure quality services at lower prices. Some of our competitors may be willing to provide services at lower prices, accept a lower profit margin, or expend more capital in order to obtain or retain business. As we have expanded our operations, we have had to compete more frequently against larger national companies, such as Securitas North America, G4S Secure Solutions (USA) and Allied Universal, all which have substantially greater financial and other resources, personnel and facilities than us. These competitors also offer a range of security and investigative services that are at least as extensive as, and directly competitive with, the services that we offer. In addition, we compete with many regional and local organizations that offer substantially all of the services that we offer to our customers and that may have better knowledge of the local conditions in their regions and increased local visibility, which may provide such companies with a competitive edge. Our management believes that we have been able to successfully compete on the basis of the quality of our services, our professional relationships and our reputation. Particularly with respect to certain of our markets, management believes we enjoy a favorable competitive position because of our emphasis on responsive customer service, supervision and training. However, we cannot assure you that we will be able to continue to effectively compete with other companies, particularly those having greater financial and other resources, personnel and facilities. See “Risk Factors—Competition.”

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

Employees

Our business is labor intensive and is consequently affected by the availability of qualified personnel and the cost of labor. Although the security services industry is characterized by high turnover, we have not experienced any material difficulty in hiring qualified security officers. In some cases, when labor has been in short supply, we have been required to pay higher wages and/or incur overtime charges. As of March 31, 2017, we had approximately 5,200 total employees including 4,300 full-time employees, the majority of whom are hourly service workers, and approximately 225 of whom serve as managers, administrative employees and executives in our 23 offices nationwide.

Approximately 59% of our workforce is not subject to collective bargaining agreements. The remaining 41% of our workforce, including in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International and LaGuardia airports are subject to collective bargaining agreements. Three of the agreements, covering approximately 19% of our employees, expired on October 31, 2016, February 28, 2017 and March 31, 2017. We are currently involved in negotiations to renew the expired agreements. One other collective bargaining agreement, covering approximately 2% of our employees, is set to expire in June 2017. The remaining seven agreements, covering approximately 21% of our employees, are set to expire in September 2018 and thereafter.

We have employment agreements with certain of our officers and key employees with varying terms. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

Intellectual Property

We own the service marks “Command Security Corporation” and “CSC” for security officer, detective, private investigation services and security consulting services.

In July 2016, we were granted word mark/service mark protection by the United States Patent and Trademark Office for “CommandTrack” and “CommandTrack-Air,” which encompass tracking of security officers and personnel, as well as location and monitoring services for small vehicles such as carts and wheelchairs.

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

Workers’ Compensation and General Liability Claims

Ongoing insurance and claims expenses could significantly affect our earnings. We can provide no assurance that costs associated with workers’ compensation claims will not increase in the future. In addition, we may not be successful in our efforts to mitigate future increases in workers’ compensation costs or limit the frequency or severity of our workers’ compensation claims, which could cause further increases in our workers’ compensation costs. Future increases in workers’ compensation costs, if incurred, could have a material adverse effect on our business, financial condition, and results of operations.

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

Our standard customer contract may be terminated by either us or our customer on 30 to 90 days written notice at any time. In addition, we serve certain customers under month-to-month extensions of these written contracts. If we are not able to maintain our existing security service contracts or obtain additional security service contracts, our business, financial condition and results of operations will be adversely affected.

Significant Customers

We rely on a limited number of customers for a significant portion of our revenues. In the fiscal year ended March 31, 2017, the Company had six customers, who represented approximately 52% of the Company’s total revenue in the aggregate. Two of these customers each represented 13% of total revenue. These customers include one domestic and one international airline, USPS, a transportation company, an online retailer and web services provider and a northeast U.S. based healthcare facility. While the Company’s cost structure is highly variable and largely identifiable to the delivery of services for any specific contract, a loss of business with one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.

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

Acquisitions could result in the occurrence of one or more of the following events:

●	dilutive issuances of equity securities;

●	incurrence of additional debt and contingent liabilities;

●	increased amortization expenses related to intangible assets;

●	difficulties in the assimilation of the operations, technologies, services and products of the acquired companies; and

●	diversion of management’s attention from our other business activities.

We cannot assure you that we will be able to complete acquisitions that we believe are necessary to complement our growth strategy on acceptable terms, or at all. Further, if we do not successfully integrate the operations of any companies that we have acquired or subsequently acquire, we may not achieve the potential benefits of such acquisitions.

We May Not Be Able to Direct the Business of Ocean Protection Services, Ltd.

Through our wholly-owned subsidiary, OPS LLC, we have a 30% minority interest in OPSA, the parent company of Ocean Protection Services, Ltd. (“OPS Ltd.”), the operating company of OPSA. Although we are able to exercise some influence over OPS Ltd., we do not control OPS Ltd. and, therefore, do not have the ability to direct OPS Ltd.’s business plan, assure quality control, or set the timing and pace of development. OPS Ltd. is controlled by our partner, whose interests may not be aligned with ours or who may not share our goals for the business. Should we disagree with their direction for OPS Ltd., we may not have the ability to change the course of OPS Ltd.’s business.

We are Subject to Risks Associated with our Foreign Investment.

OPS Ltd. is located in the United Kingdom. As a result, OPSA is subject to the risks inherent in doing business in the global market. These risks include, but are not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with labor laws and other foreign governmental laws and regulations, natural disasters, acts of war and terrorism, and other external factors over which we have no control. Because we hold a minority interest in OPSA, we do not have complete oversight of its foreign operations and any deviation therein from our standard of services could draw negative publicity for us and our brand.

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

Credit and Security Agreement

Our Credit and Security Agreement contains covenants that impose operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities and taking certain corporate actions. These restrictions may limit our ability to:

●	guarantee additional indebtedness;

●	pay dividends and make distributions;

●	make certain investments;

●	repurchase stock;

●	incur liens;

●	transfer or sell assets;

●	enter into sale and leaseback transactions;

●	merge or consolidate; and

●	engage in a materially different line of business.

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

Cost Management

Our largest expenses are for payroll and related taxes and employee benefits. Most of our service contracts provide for fixed hourly billing rates, and some of our service contracts provide for payments of either fixed fees or fees that increase by only small amounts during the terms of such service contracts. Competitive pressures in the security and aviation services industries may prevent us from increasing our hourly billing rates on contract anniversary or renewal dates. Our profitability will be adversely affected if, due to inflation, collective bargaining or other causes, including increases beyond our control in minimum or other regulated wage rates or statutory payroll taxes, we are compelled to increase the wages, salaries and related benefits of our employees in amounts that exceed the amount that we can pass on to our customers through increased billing rates charged under our service contracts.

Our ability to realize financial expectations will be largely dependent upon management’s ability to maintain or increase gross margins, which in turn will be determined in large part by management’s ability to control our expenses. However, to a significant extent, certain costs are not within the control of management, and margins may be adversely affected by a number of items, including litigation expenses, fees incurred in connection with extraordinary business transactions, inflation, labor unrest, increased payroll and related costs. Our business, financial condition and results of operations will be adversely affected if the costs associated with these items are greater than we anticipate.

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

While the Company may benefit on a prospective net income basis from any decrease in corporate tax rates, certain proposals currently being discussed could result in a material decrease in the value of the Company’s deferred tax assets, which would also result in a material reduction to the Company’s net income during the period in which the change is enacted.

Collective Bargaining Agreements with Employees

Approximately 59% of our workforce is not subject to a collective bargaining agreement. The remaining 41% of our workforce, including in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International and LaGuardia airports are subject to collective bargaining agreements. Three of the agreements, covering approximately 19% of our employees, expired on October 31, 2016, February 28, 2017 and March 31, 2017. We are currently involved in negotiations to renew the expired agreements. One other collective bargaining agreement, covering approximately 2% of our employees, is set to expire in June 2017. The remaining seven agreements are set to expire in September 2018 and thereafter. If we are unable to renew such agreements on satisfactory terms, our labor costs could increase, which would negatively affect our business, financial condition and results of operations.

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

Collection of Accounts Receivable

We extend credit to our customers primarily through the use of weekly or monthly billings generally due within 30 to 60 days of the invoice date. Any default in the payment of accounts receivable by one or more of our significant customers due to bankruptcy or otherwise could have a material adverse impact on our liquidity, results of operations and financial condition. See “Notes to Financial Statements—Note 11 Concentrations of Credit Risk and Significant Customer.”

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

Concentration of Stock Ownership

Although none of our directors and officers has any agreement relating to the manner in which they will vote their shares of our common stock, such parties together beneficially own shares representing approximately 37% of the outstanding common stock. Further, as of March 31, 2017, based on public filings, there are three other shareholders that combined own 35%  of the Company’s outstanding shares. The concentration of ownership among these shareholders could give them the power to influence the outcome of substantially all matters subject to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. Such decisions may conflict with the interests of our other shareholders. This beneficial ownership and potential effective control on all matters relating to our business and operations could eliminate the possibility of other shareholders obtaining the necessary shareholder vote to affect any change in the course of our business if they disagree with these significant shareholders.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expanded the availability of health care coverage for many uninsured individuals and in some cases expanded coverage for those already insured. In light of the change in presidential administrations, in areas where the Secretary of Health and Human Services has discretion to modify legislation, we expect a different coverage and enforcement regimen, to the extent permitted by law. These differences in enforcement and coverage are unclear at this time, as are the financial implications of whatever changes may be implemented. New legislation or changes in existing legislation could cause us to incur additional healthcare and other costs. The costs of these provisions are expected to be funded by a variety of taxes, fees and penalties. Some of the taxes and fees, as well as certain health care changes required by these acts, have resulted, directly or indirectly, in increased health care costs for us. We cannot quantify the extent of any long-term impact from the legislation or any potential changes to the legislation. There is no assurance that we will be able to absorb and/or pass through the costs of complying with such legislation in a manner that will not adversely impact our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of March 31, 2017, we did not own any real property. We occupy executive offices at 512 Herndon Parkway, Herndon, VA 20170, consisting of approximately 13,000 square feet. We also lease office space at the following locations under long-term operating or short-term month-to-month leases:

1903 South Congress Avenue	1767 Morris Avenue
Suite 150	Suite 101, First Floor
Boynton, FL	Union, NJ

5805 Blue Lagoon Drive	100 Wells Street
Suite 110	#2AB
Miami, FL	Hartford, CT

8929 South Sepulveda Boulevard	80-02 Kew Gardens Road
Suite 300	Suite 401
Los Angeles, CA	Kew Gardens, NY

409 Camino Del Rio South	17 Battery Place
Suite 100	Suite 223
San Diego, CA	New York, NY

Los Angeles World Airports	2400 Herodian Way
Terminal 2 & Tom Bradley International Terminal	Suite 152
Los Angeles, CA	Smyrna, GA 30080

890 Hillview Court, Suite 100	Suite 208-L Wilson Building
Milpitas, CA 95035	3511 Silverside Road, Concord Plaza
Wilmington, DE
1630 S. Sunkist Street
Unit O	669 Elmwood Avenue
Anaheim, CA	Suite B-4
Providence, RI
Pittsburgh International Airport
1000 Airport Boulevard	LaGuardia Airport
Ticketing Level of the Landside Terminal Building	United Hangar #2
Pittsburgh, PA	Rooms 328
Flushing, NY
Two International Plaza
Suite 242	9730 South Western Avenue
Philadelphia, PA	Evergreen Plaza Shopping Center
Suite 640
780 Elkridge Landing Road	Evergreen Park, IL
Suite 220
Linthicum Heights, MD	Baltimore-Washington International Airport
Baltimore, MD
21 Cummings Park
Suite 224	1458 Main Street
Woburn, MA	Buffalo, NY 14209

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

On September 14, 2016, the U.S. Court of Appeals issued its Opinion which overturned the lower Court rulings. In the interim, the Company and the plaintiffs engaged in settlement discussions and successfully negotiated settlement in June 2017, subject to final court approval. The settlement, among other things, includes cash payments aggregating $249,000 to the Trust Fund, the SEIU, and the three claimants. In addition, as part of this settlement the Company has agreed to increase hourly pay rates to a defined group of employees for a period over the earlier of the next five years or, their remaining period of employment with the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Trading Information

Shares of our common stock trade on the NYSE MKT, an exchange regulated market, under the ticker symbol “MOC.”

The following table sets forth, for the calendar periods indicated, the high and low sales price for our common stock as reflected on the NYSE MKT for each full quarterly period within the two most recent fiscal years.

	Common stock market price
Last Sales Price Period (1)	Low	High
2017
First Quarter	$2.15	$5.73
Second Quarter	2.58	4.15
Third Quarter	2.49	3.40
Fourth Quarter	2.41	3.18

2016
First Quarter	$1.85	$3.08
Second Quarter	1.34	2.10
Third Quarter	1.76	2.83
Fourth Quarter	1.92	2.61

(1) Reflects fiscal years ended March 31, 2017 and 2016 as indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and may not represent actual transactions. The past performance of our common stock is not necessarily indicative of the price at which it may trade in the future.

As of May 16, 2017 there were approximately 1,300 holders of our common stock.

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

Common Stock Repurchases

On December 8, 2011, the Company’s Board of Directors authorized a stock repurchase program that initially allowed us to repurchase up to $2,000,000 of our common stock on the open market. In November 2012, the Company’s Board of Directors authorized an increase of up to $4,000,000 of our common stock to be repurchased. To date, the Company has repurchased $3,058,873 of the $4,000,000 authorized under the stock repurchase program. The ability of the Company to repurchase shares under the stock repurchase program is subject to the approval of Wells Fargo under the Credit Agreement. Common stock repurchases are recorded as treasury stock, at cost. The program does not have a prescribed expiration date. See “Notes to Financial Statements—Note 17 Issuer Purchases of Equity Securities.” No shares were purchased during the fiscal years ended March 31, 2017 and March 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes thereto contained in this Annual Report. In this discussion, the words “Company”, “we”, “our” and “us” refer to Command Security Corporation.

FORWARD- LOOKING STATEMENTS

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Annual Report on Form 10-K and other reports and verbal statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about us and the security industry. These include statements regarding our expectations about revenues, our liquidity, or expenses and our continued growth, among others. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they:

●	discuss future expectations;

●	contain projections of future results of operations or financial condition; and

●	state other “forward-looking” information.

Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution you to not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We further caution you that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

●	changes in general economic conditions in the United States and abroad;

●	changes in the financial condition of our customers;

●	legislation or regulatory environments, requirements or changes adversely affecting our business or the businesses in which our customers are engaged;

●	cancellations and non-renewals of existing contracts;

●	changes in our estimates of costs;

●	war and/or terrorist attacks on facilities where services are or may be provided;

●	outcomes of pending and future litigation;

●	increasing competition by other companies;

●	changes in interest rates;

●	compliance with our loan covenants;

●	changing interpretations of GAAP;

●	the general volatility of the market price of our securities;

●	the availability of qualified personnel;

●	recoverability of claims against our customers and others by us and claims by third parties against us; and

●	changes in estimates used in our critical accounting policies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and that require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include allowances for doubtful accounts, depreciation and amortization, income tax assets and insurance reserves. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. We have identified the policies described below as our critical accounting policies. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions. See “Notes to Consolidated Financial Statements—Note 1 Business Description and Summary of Accounting Policies.”

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

Minority Investment in Unconsolidated Affiliate

The Company including its consolidated subsidiary, OPS LLC, uses the equity method to account for its investment in OPSA. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

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

Stock Based Compensation

FASB ASC 718, Stock Compensation , requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of approximately $18,000 and $104,000 for stock based compensation have been recorded for the fiscal years ended March 31, 2017 and 2016, respectively.

Reclassifications

Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously recorded.

OVERVIEW

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through approximately 23 offices throughout the United States. In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

RESULTS OF OPERATIONS

Revenues

Our revenues increased by $29.1 million, or 21.8%, to $162.2 million for the fiscal year ended March 31, 2017, from $133.1 million in the prior year. The increase in revenues for the fiscal year ended March 31, 2017 was due mainly to the commencement of work under the contracts with the USPS in June 2016 and a large online retailer in April 2016. In addition, revenues from a major transportation company increased by approximately $2.5 million, revenues from New York based healthcare facilities increased by approximately $1.0 million and revenues from financial and banking institutions increased by approximately $0.4 million. These increases were partially offset by reductions in revenues of approximately $2.5 million from temporary airport construction related services, approximately $2.4 million from residential and retail customers and approximately $1.6 million from California based technology companies.

Workers’ Compensation Costs

We have an insurance policy covering workers’ compensation claims in states in which we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of revenues were $3.1 million and $4.6 million for the fiscal years ended March 31, 2017 and 2016, respectively. The decrease in workers’ compensation expense is primarily due to the absence of cost increases experienced on certain legacy claims during the fiscal year ended March 31, 2016 and a lower quantity and lower average value of actual incurred claims for the two most recent policy years ending October 31, 2016.

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

Gross Profit

Our gross profit increased by $3.4 million, or 22.6%, to $18.3 million (11.3% of revenues), for the fiscal year ended March 31, 2017, from $14.9 million (11.2% of revenues) for the fiscal year ended March 31, 2016. The increase in gross profit was due mainly to the commencement of work under the contracts with the USPS and the large online retailer, a decrease in workers’ compensation expense of approximately $1.5 million, an increase in gross profit from New York based healthcare facilities, equipment sales, and financial institutions. These increases were partially offset by a decrease in profits following the decline in revenues from temporary airport construction related services, various residential and retail customers, and California based technology companies.

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

General and Administrative Expenses

Our general and administrative expenses decreased by $0.4 million, or 2.0%, to $18.3 million (11.3% of revenues) for the fiscal year ended March 31, 2017, from $18.7 million (14.0% of revenues) for the fiscal year ended March 31, 2016. The decrease in general and administrative expenses for the fiscal year ended March 31, 2017 was attributable primarily to lower legal expenses, labor settlement costs, depreciation and amortization. These decreases were partly offset by the commencement of work under the contracts with the USPS in June 2016 and a large online retailer in April 2016, higher overall employee compensation and benefits, information technology and communications fees.

Provision for Doubtful Accounts

The provision for doubtful accounts for the year ended March 31, 2017, net of recoveries, decreased by $0.6 million to net recoveries of $0.1 million as compared with $0.4 million of net expense in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts for the year ended March 31, 2017 was driven primarily by recovery of approximately $112,000 of specific accounts previously deemed uncollectible and a reduction in past due accounts.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the fiscal year ended March 31, 2017 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Expense

Interest expense for the fiscal year ended March 31, 2017 increased by $145,250 to $306,124 from $160,874 in the fiscal year ended March 31, 2016. The increase in interest expense for the year ended March 31, 2017 was primarily due to higher average outstanding borrowings under our credit agreement with Wells Fargo, described below, and slightly higher interest rates.

Equity Earnings (Loss) in Minority Investment of Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPSA. The Company’s proportionate share of net income (loss) for the fiscal years ended March 31, 2017 and 2016 was $(82,000) and $65,291, respectively. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

During the past three fiscal years ended December 31, 2016, OPSA has experienced a decline in revenues and net income from continuing operations. Specifically, for the year ended December 31, 2016, revenues declined 29% from the year ended December 31, 2015, and revenues for the year ended December 31, 2015 declined 16% from the year ended December 31, 2014. For the same periods gross profits declined by 32% and 10%, respectively, and net income from continuing operations declined from $1.6 million for the year ended December 31, 2014 to $1.1 million for the year ended December 31, 2015 to a net loss from continuing operations of $.4 million for the year ended December 31, 2016. During the three years ended December 31, 2016, gross profits as a percent of revenues were 31.4%, 32.8% and 30.6%, respectively.

During the past three years the decline in revenues has been driven by several factors including an overall reduction in world-wide shipping activity, reduced demand for security personnel as a result of declines in attempted and successful piracy attacks, lower insurance rates and lower oil prices allowing operators the option of longer routes through lower risk areas further leading to a decline in demand for security services. The maturing of this industry has also led to price competition further compressing revenues and margins.

The decline in revenues and certain increased operating costs has resulted in net operating losses for the year ending March 31, 2017, and accordingly, the Company has recorded its proportionate share of these losses totaling $82,000.

The above-mentioned long-term decline in revenues has resulted in a significant reduction in liquidity which has more recently led to the inability of OPSA to remain current in its obligations under its senior debt. In light of the above-mentioned factors the Company has performed an assessment of the fair value of its 30% investment in OPSA and has determined that the book value of investment exceeded its fair value and further concluded that this decline in value was other than temporary. The company based its assessment, in part on the calculations reported by a valuation consultant retained by OPSA The consultant’s valuation was based on the net present value of estimated future cash flows developed from forecasts provided by OPSA to the valuation consultant. Accordingly, the Company has recorded a $2.1 million non-cash charge during the quarter ended March 31, 2017 in order to reflect the fair value of the Company’s investment in OPSA of $.5 million. This charge was reported as an impairment of an equity method investment in the consolidated statements of operations.

Provision for (Benefit from) Income Taxes

The benefit from income taxes decreased by $1.6 million to a net tax benefit of $56,000 for the fiscal year ended March 31, 2017 compared with a net tax benefit of $1.6 million in the fiscal year ended March 31, 2016. The decrease was primarily due to higher pre-tax earnings and the allowance for the deferred tax asset related to the impairment in our equity method investment. The Company’s effective income tax rate decreased by 35.8% to 2.4% for the fiscal year ended March 31, 2017 from 38.2% for the fiscal year ended March 31, 2016. Pretax loss decreased by $1.9 million to a pretax loss of $2.4 million in the fiscal year ended March 31, 2017 from a pretax loss of $4.3 million in the fiscal year ended March 31, 2016.

Earnings (Loss)

Our net loss for the fiscal year ended March 31, 2017 was $2.3 million as compared with net loss of $2.7 million for the fiscal year ended March 31, 2016. The decrease in net loss was primarily related to the aforementioned increase in gross profits, increased bad debt recoveries and a decrease in general and administrative expenses, partly offset by the impairment of the minority investment in OPS LLC and lower equity earnings in the minority investment in OPS LLC.

LIQUIDITY AND CAPITAL RESOURCES

We pay approximately 81% of our employees on a bi-weekly basis with the remaining employees being paid on a weekly basis, while customers pay for services generally within 60 days from the invoice date. We maintain a commercial revolving loan arrangement, currently with Wells Fargo Bank, National Association (“Wells Fargo”). We fund our payroll and operations primarily through borrowings under our $27.5 million credit facility with Wells Fargo (as amended, the “Credit Agreement”), described below under “Short Term Borrowings.”

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

Short-Term Borrowings

On February 12, 2009, we entered into a $20.0 million credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was most recently amended in March 2017 (see below) and matures March 31, 2020, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1.5 million. The Credit Agreement also provides for interest to be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Credit Agreement) plus 1.50%. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Credit Agreement) plus 1.75%.

On October 12, 2016, we entered into a seventh amendment (the “Seventh Amendment” to our Credit Agreement). The Seventh Amendment extended the Credit Agreement from October 16, 2016 to March 31, 2017 and amended the terms of the “Minimum Excess Availability” covenant.

On March 30, 2017, we entered into an eighth amendment (the “Eighth Amendment”) to our Credit Agreement. The Eighth Amendment extended the Credit Agreement from March 31, 2017 to March 31, 2020, increased the revolving line of credit from $20.0 million to $27.5 million, amended the terms of the “Minimum Excess Availability” covenant and redefined the term “Borrowing Base”.

Under the Credit Agreement, as of March 31, 2017, the interest rate was 2.75% for LIBOR loans and 3.00% for revolving loans. At March 31, 2017, we had approximately $1.0 million of cash on hand. We also had $8.0 million in LIBOR loans outstanding, $4.2 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 72.4% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the fiscal year ended March 31, 2017, we were in compliance with all covenants under the Credit Agreement.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2017 and 2016:

	2017	2016
Net cash used in operating activities	$(5,868,913)	$(1,276,588)
Net cash used in investing activities	(10,394)	(56,117)
Net cash provided by financing activities	5,434,744	383,720

Investments and Capital Expenditures

We have no material commitments for investments and capital expenditures at this time.

Financing

The Company uses borrowings under its Credit Agreement to meet its working capital needs and may obtain short-term financing to meet its insurance needs. See “Short Term Borrowings” above.

Working Capital

Our working capital decreased by $0.2 million or 1.8%, to $10.5 million as of March 31, 2017, from $10.7 million as of March 31, 2016.

There were checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $0.6 million as of March 31, 2017, compared with $0.5 million at March 31, 2016. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

OUTLOOK

Strategic Initiatives

During the last few years the Company has pursued several initiatives to improve our competitive and strategic position. Significant progress has been made in rebuilding and strengthening our management team and improving the efficiency and functional effectiveness of our organization, systems and processes. Following a lengthy formal protest process, the Company re-entered the U.S. federal government market with the U.S. Postal Service (USPS) by commencing work in June 2016. Also consistent with the Company’s initiative to compete for larger contract opportunities, the Company commenced work on a new multi-state security services contract with a large on-line retailer in April 2016 in the Southeast region and in June 2017 will commence work with this customer in the Northeast/Mid-west region of the country. The Company also recently announced a new contract to provide physical security for data centers for the web services segment of the major on-line retailer which will further add new opportunities with the growth of data centers across multiple segments.

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

Our gross profit margin increased during the fiscal year ended March 31, 2017 to 11.3% of revenues, compared with 11.2% for fiscal 2016. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

In the fiscal year ended March 31, 2017, the Company had six customers that represented approximately 52% of the Company’s total revenue in the aggregate. Two of these customers each represented 13% of total revenue. These customers include one domestic and one international airline, the U.S. Postal Service, a transportation company, an online retailer and web services provider and a northeast U.S. based healthcare facility. While the Company’s cost structure is highly variable and largely identifiable to the delivery of services for any specific contract, a loss of business with one or more of these customers could have a material adverse effect on our business, financial condition and results of operation.

For the fiscal year ended March 31, 2017, our security services division generated approximately $103.6 million or 64% of our total revenues and our aviation services division generated approximately $58.6 million or 36% of our total revenues.

As noted earlier, on February 12, 2009, we entered into a $20.0 million credit facility with Wells Fargo, as described above, which was recently increased to $27.5 million in March 2017. As of the close of business on June 1, 2017, our cash availability plus cash on hand is approximately $6.4 million, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will continue to be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15 (a)(1) and (a)(2) of Part IV of this Form 10-K Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2017 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2017 and for the period then ended.

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)	There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the fourth quarter of fiscal 2017 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2017 Annual Meeting of Stockholders which is expected to be filed with the SEC within 120 days of the close of the our fiscal year ended March 31, 2017 (the “2017 Proxy Statement”) under the captions “Proposal One: Election of Directors,” “Information Concerning Executive Officers,” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the 2017 Proxy Statement  under the captions “Executive Compensation” and “Compensation Discussion and Analysis,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the 2017 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the 2017 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be set forth in the 2017 Proxy Statement under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

Schedules not listed above have been omitted as not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits:

A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index of this report.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: June 19, 2017

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

Signature	Title	Date

/s/ Thomas P. Kikis	Chairman of the Board	June 19, 2017
Thomas P. Kikis

/s/ Craig P. Coy	Director and Chief Executive Officer	June 19, 2017
Craig P. Coy	(Principal Executive Officer)

/s/ N. Paul Brost	Chief Financial Officer	June 19, 2017
N. Paul Brost	(Principal Accounting Officer)

/s/ James P. Heffernan	Director	June 19, 2017
James P. Heffernan

/s/ Janet L. Steinmayer	Director	June 19, 2017
Janet L. Steinmayer

/s/ Mark Sullivan	Director	June 19, 2017
Mark Sullivan

/s/ Jerry L. Johnson	Director	June 19, 2017
Jerry L. Johnson

COMMAND SECURITY CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit of Incorporation 3.3 of the Form 10-K for the fiscal year ended March 31, 1993.
3.2	By-Laws, as amended	Incorporated by reference to Exhibit 3.1 on Form 8-K filed September 25, 2013.
3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.4 on Form 10-K for the fiscal year ended March 31, 2010.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to Registrant’s Registration Statement on Form S-18, file number 33, 35007-NY.
4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-1 filed October 27, 1993.
10.1	Agreement for Purchase and Sale of Assets dated June 13, 2006, for the acquisition of Sterling Protective Group, Inc.	Incorporated by reference to Exhibit 10.6 of the Form 8-K filed June 13, 2006.
10.2	Stock Purchase Agreement dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 12, 2007.
10.3	Amended and Restated Plan of Merger dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed April 12, 2007.
10.4	Wells Fargo Business Credit, Credit and Security Agreement dated February 12, 2009	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed February 17, 2009.
10.5	Second Amendment to Wells Fargo Business Credit and Security Agreement dated as of October 18, 2011	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 18, 2011.
*10.6	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25 of the Form 10-K for the fiscal year ended March 31, 2001 filed July 3, 2001.
*10.7	2005 Stock Incentive Plan	Incorporated by reference to Exhibit 99.5 of the Form 10-K for the fiscal year ended March 31, 2006 filed June 28, 2006.
*10.8	2009 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A of the 2009 Proxy Statement filed July 29, 2009.
*10.9	Craig P. Coy Employment Agreement	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended March 31, 2012.
*10.10	Scott Landry Employment Offer Letter dated October 1, 2012	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 4, 2012.
10.11	Third Amendment to Credit and Security Agreement dated as of November 6, 2012, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 8, 2012.
*10.12	N. Paul Brost Employment Offer Letter dated January 11, 2013	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed January 17, 2013.
*10.13	Coy Employment Agreement Extension dated December 23, 2014	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed December 29, 2014
10.14	Award of the U.S. Postal Service contract No. 2BEMPS-15-B-0029 under Solicitation No. 2B-14-A-0078	Filed herewith.
10.15	Fifth Amendment to Credit and Security Agreement dated as of November 13, 2015, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed November 16, 2015
10.16	Sixth Amendment to Credit and Security Agreement dated as of February 12, 2016, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed February 16, 2016
10.17	Seventh Amendment to Credit and Security Agreement dated as of October 12, 2016, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to exhibit 10.1 of the Form 8-K filed October 17, 2016
10.18	Eighth Amendment to Credit and Security Agreement dated as of March 30, 2017, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed April 5, 2017
11.1	Computation of Income (Loss) Per Share of Common Stock	Incorporated by reference to Note 9 of the Consolidated Financial Statements filed with this Annual Report on Form 10-K.
31.1	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
31.2	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
32.1	Section 1350 Certifications	Filed herewith.
32.2	Section 1350 Certifications	Filed herewith.
99.1	Press Release dated June 19, 2017 announcing March 31, 2017 fourth quarter and fiscal year results	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

* Management contract or compensatory plan or arrangement.

Report of Independent Registered

Public Accounting Firm

To the Board of Directors and Stockholders of Command Security Corporation

We have audited the accompanying consolidated balance sheets of Command Security Corporation as of March 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule II – Valuation and Qualifying Accounts. Command Security Corporation’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Command Security Corporation as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ D’Arcangelo & Co., LLP
June 19, 2017
Poughkeepsie, New York

Command Security Corporation

Consolidated Balance Sheets

March 31, 2017 and 2016

	March 31, 2017	March 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$1,042,291	$1,486,854
Accounts receivable, net of allowance for doubtful accounts accounts of $542,489 and $650,226, respectively	29,189,233	21,890,623
Prepaid expenses	1,784,990	1,853,464
Other assets	3,991,584	2,184,465
Total current assets	36,008,098	27,415,406

Furniture and equipment at cost, net	146,345	258,157

Other assets:
Intangible assets, net	1,028,582	1,364,966
Minority investment in unconsolidated affiliate	513,291	2,695,291
Other assets	4,083,534	4,412,042
Total other assets	5,625,407	8,472,299

Total assets	$41,779,850	$36,145,862

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$583,201	$471,939
Short-term borrowings	12,228,679	7,011,743
Accounts payable	1,215,591	945,711
Accrued expenses and other liabilities	11,503,474	8,321,297
Total current liabilities	25,530,945	16,750,690

Insurance reserves	366,323	612,462
Other non-current liabilities	-	700,000
Total liabilities	25,897,268	18,063,152

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value per share, 50,000,000 shares authorized, 11,600,386 and 9,848,186 shares issued and outstanding, respectively, at March 31, 2017 and 11,544,818 and 9,792,618 shares issued and outstanding, respectively, at March 31, 2016	1,160	1,155
Treasury stock, at cost, 1,752,200 shares	(2,885,579)	(2,885,579)
Additional paid-in capital	18,535,051	18,410,595
Accumulated earnings	231,950	2,556,539
Total stockholders’ equity	15,882,582	18,082,710

Total liabilities and stockholders’ equity	$41,779,850	$36,145,862

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation

Consolidated Statements of Operations

Years Ended March 31, 2017 and 2016

	2017	2016

Revenues	$162,179,249	$133,101,689
Cost of revenues	143,910,434	118,200,363

Gross profit	18,268,815	14,901,326

Operating expenses
General and administrative	18,299,827	18,675,314
Provision for doubtful accounts, net	(138,547)	426,752
	18,161,280	19,102,066

Operating income (loss)	107,535	(4,200,740)

Other expenses
Interest expense	(306,124)	(160,874)

Loss before income taxes and equity earnings (loss) in minority investment of unconsolidated affiliate	(198,589)	(4,361,614)

Equity earnings (loss) in minority investment of unconsolidated affiliate	(82,000)	65,291

Impairment of equity method minority investment of unconsolidated affiliate	(2,100,000)	-

Loss before income taxes	(2,380,589)	(4,296,323)

Benefit from income taxes	(56,000)	(1,640,000)

Net loss	$(2,324,589)	$(2,656,323)

Loss per share of common stock
Basic	$(0.24)	$(0.27)
Diluted	$(0.24)	$(0.27)

Weighted average number of common shares outstanding
Basic	9,824,763	9,771,578
Diluted	9,824,763	9,771,578

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended March 31, 2017 and 2016

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings	Total

Balance at March 31, 2015	-	1,149	(2,885,579)	18,245,747	5,212,862	20,574,179

Options exercised, net		6		75,089		75,095
Repurchase of stock options				(14,034)		(14,034)
Stock compensation cost				103,793		103,793
Net loss					(2,656,323)	(2,656,323)

Balance at March 31, 2016	-	1,155	(2,885,579)	18,410,595	2,556,539	18,082,710

Options exercised, net		5		95,964		95,969
Stock based compensation tax benefits				10,577		10,577
Stock compensation cost				17,915		17,915
Net loss					(2,324,589)	(2,324,589)

Balance at March 31, 2017	$-	$1,160	$(2,885,579)	$18,535,051	$231,950	$15,882,582

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation

Consolidated Statements of Cash Flows

Years Ended March 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(2,324,589)	$(2,656,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	458,590	577,025
Provision for doubtful accounts, net	(138,547)	426,752
Equity (earnings) loss in minority investment of unconsolidated affiliate	82,000	(65,291)
Impairment of equity method minority investment of unconsolidated affiliate	2,100,000	-
Rent expense	24,298	(15,036)
Gain on asset dispositions	-	3,632
Stock based compensation costs	17,915	103,793
Insurance reserves	(246,139)	27,893
Deferred income taxes	37,689	(1,913,562)
Changes in operating assets and liabilities:
Accounts receivable	(7,160,063)	(605,339)
Prepaid expenses	68,474	(200,060)
Other assets	(1,516,300)	1,325,267
Change in accounts payable and other liabilities	3,427,759	1,014,661
Change in other long term liabilities	(700,000)	700,000
Net cash used in operating activities	(5,868,913)	(1,276,588)

Cash flows from investing activities:
Purchases of equipment	(10,394)	(58,532)
Proceeds from equipment dispositions	-	2,415
Net cash used in investing activities	(10,394)	(56,117)

Cash flows from financing activities:
Net advances on short-term borrowings	5,216,936	1,011,743
Change in checks issued in advance of deposits	111,262	(689,084)
Repurchase of stock options	-	(14,034)
Proceeds from option exercises, net	106,546	75,095
Net cash provided by financing activities	5,434,744	383,720

Net change in cash and cash equivalents	(444,563)	(948,985)

Cash and cash equivalents, beginning of period	1,486,854	2,435,839

Cash and cash equivalents, end of period	$1,042,291	$1,486,854

See accompanying Notes to Consolidated Financial Statements

F-5

Command Security Corporation

Consolidated Statements of Cash Flows, Continued

Years Ended March 31, 2017 and 2016

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:

	2017	2016

Interest	$297,373	$152,486
Income taxes	10,180	535,616

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation. In this discussion, the words “Company”, “we”, “our” and “us” refer to Command Security Corporation.

Principal Business Activities

We are a security services company which principally provides uniformed security officers and aviation security services to commercial, financial, industrial, aviation and governmental customers throughout the United States. We provide our security services to our customers through Command Security, our security division, and our aviation security services through our Aviation Safeguards division. The Company has operations in California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.

Principles of Consolidation

The consolidated financial statements include the accounts of Command Security Corporation and its consolidated subsidiary. All intercompany balances and transactions are eliminated upon consolidation.

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

Minority Investment in Unconsolidated Affiliate

The Company including its consolidated subsidiary, OPS LLC, uses the equity method to account for its investment in OPSA. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is generally recorded using the straight-line method over estimated useful lives of the equipment ranging from three to seven years.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2017 and 2016

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

The Company is self-insured up to certain stop loss amounts for worker’s compensation claims. The Company has purchased stop loss coverage that insures individual claims that exceed $500,000. Additionally, the Company has purchased stop loss coverage that insures claims in the aggregate that exceed $6.5 million and $6.2 million for the policy years ended September 30, 2017 and 2016 respectively.

The Company’s workers’ compensation insurance premiums (including loss fund deposits, surcharges, assessments, broker’s fees and excluding loss fund handling charges) were $3.27 million and $3.25 million for the policy years ended September 30, 2017 and 2016, respectively. Related loss handling charges for the policy year ended September 30, 2017 as of March 31, 2017 were approximately $40,000, as compared with loss handling charges of approximately $45,000 for the full policy year ended September 30, 2016. Since October 1, 2015, the Company has utilized the services of a third party administrator to manage workers’ compensation claims.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of March 31, 2017 and 2016.

Income (Loss) per Share

Under the requirements of FASB ASC 260, Earnings per Share, the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2017 and 2016 because of the effect the assumed issuance of common shares would have if the outstanding stock options were exercised.

For the fiscal years ended March 31, 2017 and 2016, the Company reported net loss and, accordingly, potential common shares that would cause dilution, such as employee stock options, have been excluded from the diluted share count because their inclusion would have been anti-dilutive.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, prepaid expenses, checks issued in advance of deposits, accounts payable and accrued expenses are reasonable estimates of the fair values because of their short-term maturity. The fair value of the Company’s debt is based on the borrowing rates currently available to the Company for loans and leases with similar terms and average maturities.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2017 and 2016

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability between a willing buyer and seller in an orderly transaction, it establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;

●	Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

●	Level 3, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions.

Reclassifications

Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously recorded.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with the Company’s fiscal year ending March 31, 2020, with early adoption permitted, and must be implemented using a modified retrospective approach for all leases existing at, or entered into after the beginning of the earliest comparative period that is presented in the financial statements. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements. The adoption of this guidance is expected to result in a significant increase in assets and liabilities on the Company’s consolidated balance sheet, with no material impact on the consolidated statements of operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. ASU 2016-09 is effective beginning with the Company’s fiscal year ending March 31, 2018, with early adoption permitted. Currently, excess tax benefits or deficiencies from the Company’s equity awards are recorded as additional paid-in capital in its balance sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its consolidated statements of operations in the reporting periods in which the benefit or deficiency is realized. As a result, subsequent to adoption the Company’s income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

In May 2017, the FASB issued ASU 2017-09 (ASU 2017-09), “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting”. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 which will become effective for annual periods beginning after December 15, 2017 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Furniture and Equipment

Furniture and equipment at March 31, 2017 and 2016 consist of the following:

	2017	2016

Transportation equipment	$232,954	$232,954
Security equipment	1,347,003	1,347,003
Office furniture and equipment	2,785,052	2,774,658

	4,365,009	4,354,615
Accumulated depreciation	(4,218,664)	(4,096,458)

Total	$146,345	$258,157

Depreciation expense for the fiscal years ended March 31, 2017 and 2016 was $122,206 and $178,186, respectively.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2017 and 2016

3. Intangible Assets

Intangible assets at March 31, 2017 and 2016 consist of the following:

	2017	2016

Customer Lists	$4,274,915	$4,274,915
Goodwill	895,258	895,258
	5,170,173	5,170,173

Accumulated amortization	(4,141,591)	(3,805,207)
Total	$1,028,582	$1,364,966

Included in intangible assets for the fiscal years ended March 31, 2017 and 2016 is goodwill of $895,258 that is not subject to amortization. Amortization expense for the fiscal years ended March 31, 2017 and 2016 was $336,384 and $398,839, respectively. Amortization expense for the years ending March 31, 2018 and 2019 for the intangible assets noted above will be $106,680 and $26,644 respectively.

4. Minority Investment in Unconsolidated Affiliate

In 2014, the Company made a 20% minority investment in Ocean Protection Services LLC, a Delaware limited liability company (“OPS LLC”), who holds a 30% interest in an entity that specializes in maritime security, risk management and risk analysis. The Company purchased 2,000 Class A Common Units of OPS LLC for a purchase price of $2.125 million and funded the purchase price through borrowings under the Company’s existing line of credit. The excess of the carrying value of the Company’s investment in OPS LLC and the Company’s proportionate share of the net assets of OPSA and OPS LLC is largely attributable to goodwill. Since the Company’s initial investment, there have been no additional capital contributions made or distributions received.

In September 2016, the majority owner of OPS LLC consented to a restructuring transaction pursuant to which the majority owner of OPS LLC transferred its 80% interest in OPS LLC to the Company for no consideration resulting in OPS LLC becoming a wholly-owned subsidiary of the Company.

During the past three fiscal years ended December 31, 2016, OPSA has experienced a decline in revenues and net income from continuing operations. Specifically, for the year ended December 31, 2016, revenues declined 29% from the year ended December 31, 2015, and revenues for the year ended December 31, 2015 declined 16% from the year ended December 31, 2014. For the same periods gross profits declined by 32% and 10%, respectively, and net income from continuing operations declined from $1.6 million for the year ended December 31, 2014 to $1.1 million for the year ended December 31, 2015 to a net loss from continuing operations of $.4 million for the year ended December 31, 2016. During the three years ended December 31, 2016, gross profit as a percent of revenues were 31.4%, 32.8% and 30.6%, respectively.

During the past three years the decline in revenues has been driven by several factors including an overall reduction in world-wide shipping activity, reduced demand for security personnel as a result of declines in attempted and successful piracy attacks, lower insurance rates and lower oil prices allowing operators the option of longer routes through lower risk areas further leading to a decline in demand for security services. The maturing of this industry has also led to price competition further compressing revenues and margins.

The decline in revenues and certain increased operating costs has resulted in net operating losses for the year ending March 31, 2017, and accordingly, the Company has recorded its proportionate share of these losses totaling $82,000.

The above-mentioned long-term decline in revenues has resulted in a significant reduction in liquidity which has more recently led to the inability of OPSA to remain current in its obligations under its senior debt. In light of the above-mentioned factors the Company has performed an assessment of the fair value of its 30% investment in OPSA and has determined that the book value of investment exceeded its fair value and further concluded that this decline in value was other than temporary. The company based its assessment, in part on the calculations reported by a valuation consultant retained by OPSA. The consultant’s valuation was based on the net present value of estimated future cash flows developed from forecasts provided by OPSA to the valuation consultant. Accordingly, the Company has recorded a $2.1 million non-cash charge during the quarter ended March 31, 2017 in order to reflect the fair value of the Company’s investment in OPSA of $.5 million. This charge was reported as an impairment of an equity method investment in the consolidated statements of operations.

Our investment in OPSA which is included in minority investment in unconsolidated affiliate in our balance sheet consists of the following:

	March 31, 2017	March 31, 2016

Capital contributions	$2,125,000	$2,125,000
Cumulative share of income	488,291	570,291
Impairment of equity method investment	(2,100,000)	-
Investment balance	$513,291	$2,695,291

The following summarizes the combined assets, liabilities and equity, and combined results of operations of our equity method investment in OPSA as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Current assets	$1,492,360	$2,415,252
Goodwill	9,941,946	10,441,941
Other non-current assets	97,340	236,066
Total assets	$11,531,646	$13,093,259

Current liabilities	$6,411,313	$4,349,785
Non-current liabilities	1,430,819	4,459,298
Shareholders’ equity	3,689,514	4,284,176
Total liabilities and shareholders’ equity	$11,531,646	$13,093,259

Condensed consolidated statement of operations for the year ended December 31, 2016 and December 31, 2015:

	2016	2015
Net operating revenues	$8,948,531	$12,571,572
Gross profit	$2,812,742	$4,117,222
Operating expenses	$1,985,822	$2,638,364
Net income (loss) from continuing operations	$(368,194)	$1,086,486

5. Fair Value Measurements

The Company is required to measure certain assets such as goodwill; intangibles, not subject to amortization; and long-lived assets with carrying values which may be in excess of their implied fair value or not fully recoverable based upon estimated future cash flows on a non-recurring basis.

Asset groups containing values measured, and presented on a non-recurring fair value basis at March 31, 2017 are as follows:

Description	Value	Level 3	Impairment
Equity Method Investment	$513,291	$513,291	$2,100,000

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a non-recurring basis are disclosed in Note 4.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2017 and 2016

6. Other Assets

Other assets at March 31, 2017 and 2016 consist of the following:

	March 31, 2017	March 31, 2016

Workers’ compensation insurance	$2,804,341	$1,258,066
Other receivables	16,831	44,958
Security deposits	138,171	140,019
Deferred tax asset	5,115,775	5,153,464
	8,075,118	6,596,507

Current portion	(3,991,584)	(2,184,465)

Total non-current portion	$4,083,534	$4,412,042

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

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2017 and 2016 consist of the following:

	March 31, 2017	March 31, 2016

Payroll and related expenses	$8,076,807	$5,530,554
Taxes and fees payable	325,763	320,333
Accrued interest payable	13,508	4,756
Other	3,087,396	2,465,654

Total	$11,503,474	$8,321,297

8. Borrowings

Short-term borrowings at March 31, 2017 and 2016 consist of the following:

	March 31, 2017	March 31, 2016

Line of credit	$12,228,679	$7,011,743

On February 12, 2009, we entered into a $20.0 million, credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) which was most recently amended in March 2017 (see below), matures in March 2020, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2017 and 2016

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1.5 million. The Credit Agreement also provides for interest to be calculated on the outstanding principal balance of the revolving loans at the prime rate (as defined in the Credit Agreement) plus 1.50%. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the LIBOR rate (as defined in the Credit Agreement) plus 1.75%.

On November 13, 2015, we entered into a fifth amendment (the “Fifth Amendment”) to our Credit Agreement. The Fifth Amendment amended a financial covenant of the Credit Agreement to allow for certain legal settlement costs associated with the Company’s settlement of a class action lawsuit (Leal v. Command Security Corporation).

On March 30, 2017, we entered into an eighth amendment (the “Eighth Amendment”) to our Credit Agreement). The Eighth Amendment extended the Credit Agreement from March 31, 2017 to March 31, 2020, increased the revolving line of credit from $20.0 million to $27.5 million, amended the terms of the “Minimum Excess Availability” covenant and redefined the term “Borrowing Base”.

Under the Credit Agreement, as of March 31, 2017, the interest rate was 2.75% for LIBOR loans and 3.00% for revolving loans. At March 31, 2017, we had approximately $1.0 million of cash on hand. We also had $8.0 million in LIBOR loans outstanding, $4.2 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 72.4% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

9. Income (Loss) per Share

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of approximately $18,000 and $104,000 for stock based compensation have been recorded for the years ended March 31, 2017 and 2016, respectively.

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income (loss) for the fiscal years ended March 31, 2017 and 2016:

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Year ended March 31, 2017
Basic and diluted EPS	$(2,324,589)	9,824,763	$(0.24)

Year ended March 31, 2016
Basic and diluted EPS	$(2,656,323)	9,771,578	$(0.27)

For the fiscal years ended March 31, 2017 and 2016, the Company reported net loss and, accordingly, potential common shares that would cause dilution, such as employee stock options, have been excluded from the diluted share count because their inclusion would have been anti-dilutive. For the fiscal years ended March 31, 2017 and 2016, the fully diluted shares would have been 10,216,594 and 10,020,208, respectively.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2017 and 2016

10. Retirement Plans

In November 1999, we adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The plan allows for employer contributions for certain employees working under specific customer contracts, as defined. Our expense under this plan for the fiscal years ended March 31, 2017 and 2016 was approximately $640,000 and $218,000, respectively.

11. Concentrations of Credit Risk and Significant Customers

Geographic concentrations of credit risk with respect to trade receivables are primarily in the New York Metropolitan area with approximately 30% and 43% of total receivables as of March 31, 2017 and 2016, and in California with approximately 14% and 30% of total receivables as of March 31, 2017 and 2016, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the fiscal years ended March 31, 2017 and 2016 we generated 36% and 45%, respectively, of our revenue from aviation and related services. Accounts receivable due from the commercial airline industry comprised 21% and 55% of net receivables as of March 31, 2017 and 2016. Our remaining customers are not concentrated in any specific industry. In the fiscal year ended March 31, 2017, the Company had six customers, who represented approximately 52% of the Company’s total revenue in the aggregate. Two of these customers each represented 13% of total revenue. These customers include one domestic and one international airline, the U.S. Postal Service, a transportation company, an online retailer and web services provider and a northeast U.S. based healthcare facility. While the Company’s cost structure is highly variable and largely identifiable to the delivery of services for any specific contract, a loss of business with one or more of these customers could have a material adverse effect on our business, financial condition and results of operation.In the fiscal year ended March 31, 2016, the Company had six customers who represented approximately 45% of the Company’s total revenue in the aggregate, with two of those customers representing 14% and 13% of total revenue, respectively. These customers included one domestic and one international airline, a major transportation company, a northeast U.S. based healthcare facility and two airline consortiums. We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses in such accounts. Company management believes the risk of loss associated with these accounts to be remote.

12. Insurance Reserves

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $3.1 million and $4.6 million, for the fiscal years ended March 31, 2017 and 2016, respectively.

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

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2017 and 2016

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

On September 14, 2016, the U.S. Court of Appeals issued its Opinion which overturned the lower Court rulings. In the interim, the Company and the plaintiffs engaged in settlement discussions and successfully negotiated settlement in June 2017, subject to final court approval. The settlement, among other things, includes cash payments aggregating $249,000 to the Trust Fund, the SEIU, and the three claimants. In addition, as part of this settlement the Company has agreed to increase hourly pay rates to a defined group of employees for a period over the earlier of the next five years or, their remaining period of employment with the Company.

On April 29, 2014, the California Superior Court granted a plaintiff’s motion (Leal v. Command Security Corporation) to certify a class consisting of all persons who were employed by the Company in a non-exempt security officer position within the State of California at any time since May 2, 2007 through the date of trial who agreed to and signed an on-duty meal period agreement at the time of their employment. The case is a certified class action involving allegations that the Company violated certain California state laws relating to on-duty meal and rest breaks. The parties agreed to a settlement, which was approved by the Court in November 2016. Our first payment in the amount of $725,704 was made on December 13, 2016. Our second and final payment of the same amount is due no later than December 31, 2017. The $51,408 increase in the total settlement amount was recorded in the quarter ended December 31, 2016.

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

We have employment agreements with certain of our officers and key employees with varying terms. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

Approximately 59% of our workforce is not subject to a labor union. The remaining 41% of our workforce, including in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International and LaGuardia airports either subject to collective bargaining agreements or a recognition agreement with SEIU 32BJ. Three of the agreements, covering approximately 19% of our employees, expired on October 31, 2016, February 28, 2017 and March 31, 2017. We are currently involved in negotiations to renew the expired agreements. One other collective bargaining agreement, covering approximately 2% of our employees, is set to expire in June 2017. The remaining seven agreements are set to expire in September 2018 and thereafter.

14. Commitments

Leases

We are obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $2.5 million and $2.4 million, for the fiscal years ended March 31, 2017 and 2016, respectively.

There are no future minimum payments under long-term non-cancelable capital lease agreements. The future minimum payments under long-term non-cancelable operating lease agreements are as follows:

Operating
Leases

Year ending: March 31, 2018	$1,416,000
March 31, 2019	1,130,000
March 31, 2020	737,000
March 31, 2021	539,000
March 31, 2022	524,000
Thereafter	988,000
Total	$5,334,000

15. Stock Option Plans and Warrants

In November 2000, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the stock option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In May 2010, options to purchase 205,000 shares of the Company’s common stock were issued. No options may be granted under this plan after 2010. During the fiscal year ended March 31, 2017, 4,200 options were forfeited. During the fiscal years ended March 31, 2017 and 2016, no options were exercised under this plan. The remaining 51,400 outstanding options are exercisable at any time before May 26, 2020 at $2.40 per share.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2017 and 2016

In September 2005, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In September and April 2007, options to purchase 80,000 and 65,000 shares of the Company’s common stock were issued. No options may be granted under this plan after July 29, 2015. During the fiscal year ended March 31, 2016, the company received proceeds of approximately $75,000 in connection with the exercise of stock options to purchase 61,054 shares of the Company’s common stock at an exercise price of $1.23. During the fiscal year ended March 31, 2017, the company received proceeds of approximately $27,000 in connection with the exercise of stock options to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.67 per share. The vested outstanding options are exercisable as follows:

Options Outstanding	Exercise Price	Expiration Date
15,000	3.00	April 11, 2017
10,000	3.19	September 19, 2017
13,753	3.36	September 17, 2018
500,000	3.37	September 28, 2018
14,233	3.08	December 30, 2018

In September 2009, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 2,250,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In April, May, July and October 2010, options to purchase 116,283, 120,000, 31,624 and 74,616 shares of the Company’s common stock were issued, respectively. In March, June and September 2011, options to purchase 169,683, 109,553 and 120,000 shares of the Company’s common stock were issued. In January, April, August and November 2012, options to purchase 928,817 shares of the Company’s common stock were issued. In June and July 2013, options to purchase 120,000 shares of the Company’s common stock were issued. In July and December 2014, options to purchase 370,000 shares of the Company’s common stock were issued. During the fiscal year ended March 31, 2015, the Company received proceeds of $28,587 in connection with the exercise of stock options to purchase 17,867 shares of the Company’s common stock at an exercise price of $1.60 per share. During the fiscal year ended March 31, 2017, the Company received proceeds of approximately $69,000 in connection with the exercise of stock options to purchase 45,568 shares of the Company’s common stock at an exercise price of $1.52 per share. The vested outstanding options are exercisable as follows:

Options Outstanding	Exercise Price	Expiration Date

18,425	$3.08	December 30, 2018
35,000	2.40	May 26, 2020
50,000	2.01	October 20, 2020
50,000	1.50	June 8, 2021
95,000	1.42	September 12, 2021
240,000	1.64	January 2, 2022
180,000	2.30	January 2, 2022
180,000	3.00	January 2, 2022
95,000	1.28	April 4, 2022
113,922	1.52	November 26, 2022
165,000	1.91	January 16, 2023
70,000	1.61	June 2, 2023
50,000	1.43	July 21, 2023
120,000	1.80	July 16, 2024
120,000	3.25	December 15, 2024
30,000	1.92	December 15, 2024
100,000	1.79	December 22, 2024
16,500	1.65	August 16, 2025
3,360	2.66	March 6, 2027

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

A summary of activity related to all Company stock option activity for the years ended March 31, 2017 and 2016, is as follows:

	Options
	Exercise	Number of
	Price	Shares

Outstanding at March 31, 2015	$1.21 - 3.37	2,481,208

Issued	$1.65	50,000
Exercised	$1.23	(61,054)
Repurchased	$1.52	(28,643)
Forfeited	$1.21 - 2.40	(15,010)

Outstanding at March 31, 2016	$1.28 - 3.37	2,426,501

Issued	$2.66	50,000
Exercised	$1.52 - 2.67	(55,568)
Forfeited	$2.40	(4,200)
Outstanding at March 31, 2017	$1.28 - 3.37	2,416,733

At March 31, 2017 there were 2,336,233 options outstanding and exercisable at prices ranging from $1.28 to $3.37 and 2,563,898 shares reserved for issuance under all stock arrangements. At March 31, 2017, there was $70,350 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested options. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 12 months.

Significant option groups outstanding and exercisable at March 31, 2017 and the related weighted average exercise price and life information are as follows:

			Weighted
			Average
Range of	Options	Options	Exercise	Remaining
Exercise Price	Outstanding	Exercisable	Price	Life (years)

$1.28 - $3.37	2,416,733	2,336,233	$2.33	4.5

The total intrinsic value of options outstanding as of March 31, 2017 was approximately $1,143,546.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2017 and 2016

The weighted average estimated value of stock options granted during fiscal 2017 was $1.30. The weighted average estimated value of stock options granted during fiscal 2016 was $0.46. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2017	2016

Risk-free interest rate	2.02%	1.37%
Years until exercise	5.00	5.00
Volatility	55.3%	28.7%
Dividend yield	0.00%	0.00%
Termination rate	n/a	n/a

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

The Company recorded total stock based compensation costs of $17,915 and $103,793 for the fiscal years ended March 31, 2017 and 2016, respectively.

16. Income Taxes

Net provision for (benefit from) income taxes for the fiscal years ended March 31 consists of the following:

	2017	2016
Current:
Federal	$(70,267)	$182,479
State and local	(23,422)	91,083
	(93,689)	273,562
Deferred:
Federal	(52,132)	(1,560,459)
State and local	89,821	(353,103)
	37,689	(1,913,562)

Net provision for (benefit from) income taxes	$(56,000)	$(1,640,000)

The differences (expressed as a percentage of pretax income (loss)) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

	2017	2016

Statutory federal income tax rate	34.0%	34.0%
State and local income taxes	6.8%	7.3%
Permanent differences	(5.0)%	(2.9)%
Minority investment in unconsolidated affiliate	(35.1)%	1.1%
Other	1.7%	(1.3)%

Effective tax rate	2.4%	38.2%

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

The permanent differences in our reconciliation of the effective tax rate for the years ended March 31, 2017 and 2016 are as follows:

	2017		2016

Amortization of Customer Lists	$219,696	(3.8)%	$219,471	(2.1)%
Other non-deductible expenses	73,361	(1.2)%	75,879	(0.8)%
Total	$293,057	(5.0)%	$295,350	(2.9)%

The permanent difference for amortization of customer lists arose through the acquisition of a business structured as a stock purchase. The Company amortizes the value of these customer lists for financial statement purposes, but is not allowed to deduct amortization of the customer lists for tax purposes. Other nondeductible expenses include meals, entertainment and penalties.

During the year ended March 31, 2017, the Company recorded a $2.1 million impairment charge in connection with its investment in OPSA. Any capital loss when and if the investment is sold is not expected to be deductible because the Company does not expect to have capital gains to utilize the capital loss if ultimately recognized.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2017 and 2016

The significant components of deferred tax assets and liabilities as of March 31, 2017 and 2016 are as follows:

	2017	2016
Current deferred tax assets:
Accrued expenses	$651,793	$324,338
Litigation settlement	297,295	288,820
Accounts receivable	221,325	268,283

Net current deferred tax assets	$1,170,413	$881,441

Non-current deferred tax assets (liabilities):
Workers’ compensation reserve	$3,022,916	$3,083,094
Employee stock compensation	439,805	444,842
Intangible assets	307,268	325,532
Litigation settlement	-	288,820
Insurance reserves	149,453	252,702
Accrued expenses	70,050	66,230
Capital loss carry-forward	-	54,672
Impairment of minority investment in unconsolidated affiliate	856,758	(93,400)
Equipment	(44,130)	(95,797)

Net non-current deferred tax assets	$4,802,120	$4,326,695

Allowance for deferred tax asset related to capital loss carry-forward	-	(54,672)
Allowance for deferred tax asset related to minority investment in unconsolidated affiliate	(856,758)	-

Total deferred tax assets	$5,115,775	$5,153,464

As of March 31, 2016, we had fully reserved for a capital loss carry-forward in the amount of $132,500 which did not reverse before the carry-forward expired unused in fiscal 2017.

As of March 31, 2017, we have fully reserved for a deferred tax asset in the amount of $856,758 related to impairment of our minority investment in an unconsolidated affiliate.

Fiscal years 2014 through 2017 remain subject to examination by federal and state taxing authorities with certain states having open tax years beginning in fiscal 2013.

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

During the fiscal years ended March 31, 2017 and 2016 the Company did not repurchase any shares under these programs. The number and average price of shares purchased to date under these programs is as set forth in the table below:

			Total Amount Purchased	Maximum Amount that
	Total Number		as part of Publicly	may yet be Purchased
Period	of Shares Purchased	Average Price Paid Per Share	Announced Program	under the Program

December 8 - 16, 2011	136,600	$1.52	$208,363	$1,791,637
February 13 - 21, 2012	1,075,000	$1.64	$1,975,353	$24,647
December 1 - 31, 2012	677,200	$1.60	$3,058,873	$941,127
	1,888,800	$1.62

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2017 and 2016

Schedule II

COMMAND SECURITY CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning	Additions (Reductions) Charged or Credited to	Additions to/(Deductions from)	Balance at End of
	of Period	Expenses	Reserve	Period

Year ended March 31, 2017:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$650,226	$(138,547)	$30,810	$542,489

Year ended March 31, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$614,105	$426,752	$(390,631)	$650,226

See Report of Independent Registered Public Accounting Firm

End of Filing

