Form 10-Q
period 2017-06-30
COMMAND SECURITY CORP
filed 2017-07-31
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of outstanding shares of the registrant’s common stock as of July 23, 2017 was 9,848,186.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	June 30, 2017	June 30, 2016

Revenues	$43,802,721	$36,336,208
Cost of revenues	(38,749,550)	(31,787,201)

Gross profit	5,053,171	4,549,007

Operating expenses
General and administrative	(4,778,205)	(4,094,912)
Provision for doubtful accounts, net	(2,488)	74,861
	(4,780,693)	(4,020,051)

Operating income	272,478	528,956

Other expenses
Interest expense	(91,927)	(53,985)

Income before income taxes and equity loss in minority investment of unconsolidated affiliate	180,551	474,971

Equity loss in minority investment of unconsolidated affiliate	(25,200)	(100,000)

Income before income taxes	155,351	374,971

Provision for income taxes	(84,000)	(214,000)

Net income	$71,351	$160,971

Income per share of common stock
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common shares outstanding
Basic	9,848,186	9,792,618
Diluted	10,264,096	10,156,337

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$941,052	$1,042,291
Accounts receivable, net of allowance for doubtful accounts of $544,977 and $542,489, respectively	30,587,577	29,189,233
Prepaid expenses	1,834,466	1,784,990
Other assets	1,770,045	2,821,172
Total current assets	35,133,140	34,837,686

Furniture and equipment at cost, net	115,329	146,345

Other assets:
Intangible assets, net	984,187	1,028,582
Minority investment in unconsolidated affiliate	488,091	513,291
Other assets	4,839,933	5,253,946
Total other assets	6,312,211	6,795,819

Total assets	$41,560,680	$41,779,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,536,726	$583,201
Short-term borrowings	11,960,526	12,228,679
Accounts payable	1,718,832	1,215,591
Accrued expenses and other liabilities	9,910,817	11,503,474
Total current liabilities	25,126,901	25,530,945

Insurance reserves	461,621	366,323
Total liabilities	25,588,522	25,897,268

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value per share	1,160	1,160
Treasury stock, at cost, 1,752,200 shares	(2,885,579)	(2,885,579)
Additional paid-in capital	18,553,276	18,535,051
Accumulated earnings	303,301	231,950
Total stockholders’ equity	15,972,158	15,882,582

Total liabilities and stockholders’ equity	$41,560,680	$41,779,850

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings	Total

Balance at March 31, 2016	-	1,155	(2,885,579)	18,410,595	2,556,539	18,082,710

Stock compensation cost				4,053		4,053
Net income					160,971	160,971

Balance at June 30, 2016	-	1,155	(2,885,579)	18,414,648	2,717,510	18,247,734

Options exercised, net		5		95,964		95,969
Stock based compensation tax benefits				10,577		10,577
Stock compensation cost				13,862		13,862
Net loss					(2,485,560)	(2,485,560)

Balance at March 31, 2017	-	1,160	(2,885,579)	18,535,051	231,950	15,882,582

Stock compensation cost				18,225		18,225
Net income					71,351	71,351

Balance at June 30, 2017	$-	$1,160	$(2,885,579)	$18,553,276	$303,301	$15,972,158

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$71,351	$160,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,493	132,848
Provision for doubtful accounts, net	2,488	(74,861)
Equity loss in minority investment of unconsolidated affiliate	25,200	100,000
Rent expense	(39,064)	(3,963)
Stock based compensation costs	18,225	4,053
Insurance reserves	95,298	(37,507)
Deferred income taxes	396,178	555,788
Change in receivables, prepaid expenses and other current assets	(381,346)	(4,091,256)
Change in accounts payable and other liabilities	(1,050,352)	318,337
Net cash used in operating activities	(791,529)	(2,935,590)

Cash flows from investing activities:
Purchases of equipment	-	(14,620)
Proceeds from equipment dispositions	4,918	-
Net cash provided by (used in) investing activities	4,918	(14,620)

Cash flows from financing activities:
Net advances (repayments) on short-term borrowings	(268,153)	1,804,675
Change in checks issued in advance of deposits	953,525	166,301
Net cash provided by financing activities	685,372	1,970,976

Net change in cash and cash equivalents	(101,239)	(979,234)

Cash and cash equivalents, beginning of period	1,042,291	1,486,854

Cash and cash equivalents, end of period	$941,052	$507,620

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:	2017	2016
Interest	$98,695	$50,640
Income taxes	-	6,390

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying condensed consolidated financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended March 31, 2017. In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation and its consolidated subsidiary.

The condensed consolidated financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for any period after the date hereof, including for the fiscal year ending March 31, 2018, or for any other subsequent period. The condensed consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report. All such adjustments are of a normal recurring nature.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet. The Company adopted this standard during the quarter ended June 30, 2017, and applied the new standard retrospectively. Other than the reclassification of the current deferred tax asset to long term assets, the adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. ASU 2016-09 is effective for the Company’s fiscal year ending March 31, 2018. Previously, excess tax benefits or deficiencies from the Company’s equity awards were recorded as additional paid-in capital in its balance sheets. Upon adoption, the Company has begun recording any excess tax benefits or deficiencies from its equity awards in its statements of operations in the reporting periods in which the benefit or deficiency is realized. As a result, the Company’s income tax expense and associated effective tax rate are impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards. The impact during the quarter was not material. The amendments also allow for a one-time accounting policy election to either account for forfeitures as they occur or to estimate forfeitures as required by current guidance. The Company elected to account for forfeitures as they occur. The adoption of this accounting policy did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Under the Credit Agreement, as of June 30, 2017, the interest rate was 2.875% for LIBOR loans and 3.125% for revolving loans. At June 30, 2017, we had approximately $0.9 million of cash on hand. We also had $7.0 million in LIBOR loans outstanding, $5.0 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 62% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

3.	Other Assets:

	June 30, 2017	March 31, 2017

Workers’ compensation insurance	$1,615,176	$2,804,341
Deferred tax asset	4,719,597	5,115,775
Security deposits	120,336	138,171
Other receivables	154,869	16,831
	6,609,978	8,075,118

Current portion	(1,770,045)	(2,821,172)

Total non-current portion	$4,839,933	$5,253,946

The other asset workers’ compensation insurance represents the net amount of the payments made to cover the workers’ compensation insurance premium against the actual premium due as well as the difference in the amount deposited to the loss fund less the estimated workers’ compensation claims and reserves related to the historical loss claims as well as the estimates related to claims incurred but not reported. There is no offsetting claim liability reported as the Company has determined that there is a sufficient amount deposited into the loss funds to cover the estimated claims reserve as well as the estimate related to claims incurred but not reported.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Minority Investment in Unconsolidated Affiliate

In 2014, the Company made a 20% minority investment in Ocean Protection Services LLC, a Delaware limited liability company (“OPS LLC”), which holds a 30% interest in an entity that specializes in maritime security, risk management and risk analysis. The Company purchased 2,000 Class A Common Units of OPS LLC for a purchase price of $2.125 million. The excess of the carrying value of the Company’s investment in OPS LLC and the Company’s proportionate share of the net assets of OPS Acquisitions Ltd. (“OPSA”) and OPS LLC is largely attributable to goodwill. Since the Company’s initial investment, there have been no additional capital contributions made or distributions received.

In September 2016, the majority owner of OPS LLC consented to a restructuring transaction pursuant to which the majority owner of OPS LLC transferred its 80% interest in OPS LLC to the Company for no consideration resulting in OPS LLC becoming a wholly-owned subsidiary of the Company.

During the quarter and year ended March 31, 2017, the Company performed an impairment analysis of its investment in OPSA and concluded the investment to be impaired and, accordingly, recorded a $2.1 million impairment charge in the year ended March 31, 2017.

The following summarizes the condensed consolidated statements of operations of OPSA Ltd. for the three months ended:

	June 30, 2017	June 30, 2016

Net operating revenues	$1,006,149	$2,288,195
Gross profit	$241,263	$792,520
Operating income (loss)	$(160,301)	$(361,003)
Net income (loss) from continuing operations	$(83,830)	$(557,322)

5.	Accrued Expenses and Other Liabilities:

	June 30, 2017	March 31, 2017

Payroll and related expenses	$7,214,815	$8,076,807
Taxes and fees payable	444,583	325,763
Accrued interest payable	6,740	13,508
Other	2,244,679	3,087,396

Total	$9,910,817	$11,503,474

6.	Insurance Reserves:

We have insurance policies covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $726,418 and $971,114 for the three months ended June 30, 2017 and 2016, respectively.

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

Workers’ compensation annual costs are comprised of premiums as well as incurred losses as determined at the end of the coverage period, subject to minimum and maximum amounts. Workers’ compensation insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect these estimates. The Company continually monitors changes in claim type and incident and evaluates the workers’ compensation insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points.

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Earnings per Share:

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three months ended June 30, 2017 and 2016.

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

Approximately 62% of our workforce is not subject to a labor union. The remaining 38% of our workforce, including in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International and LaGuardia airports are subject to collective bargaining agreements. Four of the agreements, covering approximately 19% of our employees, expired on October 31, 2016, February 28, 2017, March 31, 2017 and June 28, 2017. We are currently involved in negotiations to renew the expired agreements. The remaining seven agreements are set to expire in September 2018 and thereafter.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2017, could cause our actual financial condition and results from operations to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of June 30, 2017 and 2016.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $18,225 and $4,052 for stock based compensation have been recorded for the three months ended June 30, 2017 and 2016, respectively.

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

Results of Operations

Revenues

Our revenues increased by $7.5 million, or 20.5%, to $43.8 million for the three months ended June 30, 2017 from $36.3 million in the corresponding period of the prior year. The increase in revenues was due mainly to the commencement of work under the contracts with the USPS in June 2016 and the commencement of work under new contracts with a large on-line retailer in June 2017. In addition, revenues from a major transportation company increased by approximately $0.6 million. These increases were partly offset by reductions in revenues of approximately $0.5 million from various residential and retail customers.

Gross Profit

Our gross profit increased by $0.5 million, or 11.1%, to $5.1 million (11.5% of revenues) for the three months ended June 30, 2017, from $4.5 million (12.5% of revenues) in the corresponding period of the prior year. The increase in gross profit was due mainly to the commencement of work under the contracts with the USPS and the large on-line retailer as discussed above, partly offset by a decline in security services for a variety of residential and retail customers. Startup costs included in cost of sales in connection with the commencement of work under the contracts with the large online retailer were approximately $90,000 in the three months ended June 30, 2017.

General and Administrative Expenses

Our general and administrative expenses increased by $0.7 million, or 16.7%, to $4.8 million (10.9% of revenues) for the three months ended June 30, 2017, from $4.1 million (11.3% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses consisted primarily of higher employee compensation, benefits, and information technology costs incurred in support of increasing revenues, partly offset by lower legal and labor settlement costs. Startup costs included in general and administrative expenses in connection with the commencement of work with the large online retailer were approximately $260,000 in the three months ended June 30, 2017. Excluding these start-up costs, general and administrative costs in the quarter ended June 30, 2017 increased by 10.3% to 10.3% of revenues.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended June 30, 2017, net of recoveries, increased by $77,349 to net expense of $2,488 as compared with net recoveries of $74,861 in the corresponding period of the prior year. The increase in the net provision for doubtful accounts was primarily due to the absence of recoveries of specific accounts previously deemed uncollectible.

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

Interest Expense

Interest expense increased by $37,942, or 70%, to $91,927 for the three months ended June 30, 2017, from $53,985 in the corresponding period of the prior year. The increase in interest expense for the three months ended June 30, 2017 was due mainly to higher average outstanding borrowings in support of increased revenues and higher interest rates under our credit agreement with Wells Fargo, described below.

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

The Company’s proportionate share of the net loss of OPSA for the three months ended June 30, 2017 was $25,200 as compared with net loss of $100,000 in the corresponding period of the prior year. The decrease in the Company’s proportionate share of net loss of OPSA was due to a reduction in legal and consulting expenses incurred in connection with certain strategic initiatives and changes in the Company’s ownership partly offset by lower gross profits following the decline in revenues.

Provision for (benefit from) income taxes

The provision for income taxes decreased by $130,000 to $84,000 for the three months ended June 30, 2017 compared with $214,000 in the corresponding period of the prior year. The Company’s effective tax rate decreased by 3.0% to 54.1% for the three months ended June 30, 2017 compared with 57.1% in the corresponding period of the prior year. The difference between the Company’s effective tax rate of 54.1% for the three months ended June 30, 2017 and the Company’s statutory tax rate of approximately 41% is primarily attributable to the Company’s proportionate share of the net loss of OPSA and certain expenses that are not deductible for income tax purposes.

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

Under the Credit Agreement, as of June 30, 2017, the interest rate was 2.875% for LIBOR loans and 3.125% for revolving loans. At June 30, 2017, we had approximately $0.9 million of cash on hand. We also had $7.0 million in LIBOR loans outstanding, $5.0 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 62% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $0.7 million, or 7.5%, to $10.0 million as of June 30, 2017, from $9.3 million as of March 31, 2017.

We had checks drawn in advance of future deposits of $1.5 million and $0.6 million at June 30, 2017, and March 31, 2017, respectively. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections and timing of payroll payments.

Outlook

Operating Initiatives

During the last few years the Company has pursued several initiatives to improve our competitive and strategic position. Significant progress has been made in rebuilding and strengthening our management team and improving the efficiency and functional effectiveness of our organization, systems and processes. The Company re-entered the U.S. federal government market with the commencement of work on the U.S. Postal Service (USPS) contract in June 2016. Also consistent with the Company’s initiative to compete for larger contract opportunities, the Company commenced work on a new multi-state security services contract with a large on-line retailer in April 2016 in the Southeast region and in June 2017 we commenced work with this customer in the Northeast/Mid-west region of the country. The Company also recently announced a new contract to provide physical security for data centers for the web services segment of the major on-line retailer which commenced in July 2017. We expect to continue to pursue similar large contract opportunities in multiple end markets.

With a stronger foundation and a more effective organization, the Company remains engaged in a corporate-wide campaign with four basic focus areas:

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

Our gross profit margin during the three months ended June 30, 2017 was 11.5%. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our security services division generated approximately $28.9 million or 66% of our total revenues in the three months ended June 30, 2017. Our aviation services division generated approximately $14.9 million or 34% of our total revenues in the three months ended June 30, 2017.

In the three months ended June 30, 2017, the Company had six customers who, in the aggregate, represented approximately 56% of the Company’s revenues, with two of those customers representing 15% and 12% of total revenues, respectively. These customers include three major transportation & logistics customers, one domestic and one international airline and a northeast U.S. based healthcare facility. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was most recently amended in March 2017, as described above. As of the close of business on July 25, 2017, our total outstanding borrowings under the Credit Agreement were approximately $12.0 million and our total availability was approximately $6.7 million, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2017, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the three months ended June 30, 2017, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $90,000 over the remainder of our fiscal year ending March 31, 2018. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 8 “Contingencies” to the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017.

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

Exhibit 99.1* Press Release dated July 31, 2017.

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the three months ended June 30, 2017 and June 30, 2016, (ii) Condensed Consolidated Balance Sheets as of June 30, 2017 and March 31, 2017, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2017 and June 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and June 30, 2016, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: July 31, 2017	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

