Form 10-Q
period 2017-09-30
COMMAND SECURITY CORP
filed 2017-11-09
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of outstanding shares of the registrant’s common stock as of November 2, 2017 was 9,848,186.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues	$49,741,358	$42,406,405	$93,544,080	$78,742,613
Cost of revenues	44,274,539	37,246,290	83,024,090	69,033,491

Gross profit	5,466,819	5,160,115	10,519,990	9,709,122

Operating expenses
General and administrative	4,808,355	4,388,408	9,586,559	8,483,320
Provision for (recoveries of) doubtful accounts, net	(120,106)	(33,052)	(117,618)	(107,913)
	4,688,249	4,355,356	9,468,941	8,375,407

Operating income	778,570	804,759	1,051,049	1,333,715

Other expenses
Interest expense	130,480	86,786	222,408	140,771

Income before income taxes and equity loss in minority investment of unconsolidated affiliate	648,090	717,973	828,641	1,192,944

Equity loss in minority investment of unconsolidated affiliate	(29,700)	(30,000)	(54,900)	(130,000)

Income before income taxes	618,390	687,973	773,741	1,062,944

Provision for income taxes	276,000	251,000	360,000	465,000

Net income	$342,390	$436,973	$413,741	$597,944

Income per share of common stock
Basic	$0.03	$0.04	$0.04	$0.06
Diluted	$0.03	$0.04	$0.04	$0.06

Weighted average number of common shares outstanding
Basic	9,864,133	9,815,458	9,855,172	9,804,100
Diluted	10,496,588	10,233,226	10,449,746	10,196,323

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$924,209	$1,042,291
Accounts receivable, net of allowance for doubtful accounts of $345,591 and $542,489, respectively	39,251,453	29,189,233
Prepaid expenses	1,772,793	1,784,990
Other assets	1,429,728	2,821,172
Total current assets	43,378,183	34,837,686

Furniture and equipment at cost, net	93,256	146,345

Other assets:
Intangible assets, net	958,081	1,028,582
Minority investment in unconsolidated affiliate	458,391	513,291
Other assets	4,720,501	5,253,946
Total other assets	6,136,973	6,795,819

Total assets	$49,608,412	$41,779,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$588,663	$583,201
Short-term borrowings	19,741,669	12,228,679
Accounts payable	958,572	1,215,591
Accrued expenses and other liabilities	11,338,848	11,503,474
Total current liabilities	32,627,752	25,530,945

Insurance reserves	541,236	366,323
Total liabilities	33,168,988	25,897,268

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value per share	1,160	1,160
Treasury stock, at cost, 1,752,200 shares	(2,885,579)	(2,885,579)
Additional paid-in capital	18,678,152	18,535,051
Accumulated earnings	645,691	231,950
Total stockholders’ equity	16,439,424	15,882,582

Total liabilities and stockholders’ equity	$49,608,412	$41,779,850

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings	Total

Balance at March 31, 2016	-	1,155	(2,885,579)	18,410,595	2,556,539	18,082,710

Options exercised, net		5		85,772		85,777
Stock based compensation tax benefit				10,584		10,584
Stock compensation cost				8,104		8,104
Net income					597,944	597,944

Balance at September 30, 2016	-	1,160	(2,885,579)	18,515,055	3,154,483	18,785,119

Options exercised, net				10,186		10,186
Stock compensation cost				9,810		9,810
Net loss					(2,922,533)	(2,922,533)

Balance at March 31, 2017	-	1,160	(2,885,579)	18,535,051	231,950	15,882,582

Stock compensation cost				143,101		143,101
Net income					413,741	413,741

Balance at September 30, 2017	$-	$1,160	$(2,885,579)	$18,678,152	$645,691	$16,439,424

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$413,741	$597,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,673	238,432
Provision for doubtful accounts, net	(117,618)	(107,913)
Equity loss in minority investment of unconsolidated affiliate	54,900	130,000
Rent expense	(4,229)	11,821
Stock based compensation costs	143,101	8,104
Insurance reserves	174,913	(142,910)
Deferred income taxes	517,496	440,590
Change in receivables, prepaid expenses and other current assets	(8,525,013)	(8,586,332)
Change in accounts payable and other liabilities	(417,416)	1,345,206
Net cash used in operating activities	(7,641,452)	(6,065,058)

Cash flows from investing activities:
Proceeds from equipment dispositions	4,918	-
Net cash provided by investing activities	4,918	-

Cash flows from financing activities:
Net advances on short-term borrowings	7,512,990	4,963,519
Change in checks issued in advance of deposits	5,462	39,974
Proceeds from option exercises, net	-	96,361
Net cash provided by financing activities	7,518,452	5,099,854

Net change in cash and cash equivalents	(118,082)	(965,204)

Cash and cash equivalents, beginning of period	1,042,291	1,486,854

Cash and cash equivalents, end of period	$924,209	$521,650

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:	2017	2016
Interest	$187,459	$132,823
Income taxes	8,150	6,390

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. ASU 2016-09 is effective for the Company’s fiscal year ending March 31, 2018. Previously, excess tax benefits or deficiencies from the Company’s equity awards were recorded as additional paid-in capital in its balance sheets. Upon adoption during the first quarter of the Company’s fiscal year ending March 31, 2018, the Company began recording any excess tax benefits or deficiencies from its equity awards in its statements of income in the reporting periods in which the benefit or deficiency is realized. As a result, the Company’s income tax expense and associated effective tax rate are impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards. The amendments also allow for a one-time accounting policy election to either account for forfeitures as they occur or to estimate forfeitures as required by current guidance. The Company elected to account for forfeitures as they occur. The adoption of this accounting policy did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Under the Credit Agreement, as of September 30, 2017, the interest rate was 3.0% for LIBOR loans and 3.125% for revolving loans, an increase from 2.375% and 2.625%, respectively, as of September 30, 2016. At September 30, 2017, we had approximately $0.9 million of cash on hand. We also had $10.0 million in LIBOR loans outstanding, $9.7 million of revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 85% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date. As of the close of business October 31, 2017, we had $11.0 million in LIBOR loans outstanding, $2.3 million of revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 70% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

3.	Other Assets:

	September 30, 2017	March 31, 2017

Workers’ compensation insurance	$1,422,494	$2,804,341
Deferred tax asset	4,598,278	5,115,775
Security deposits	122,223	138,171
Other receivables	7,234	16,831
	6,150,229	8,075,118

Current portion	(1,429,728)	(2,821,172)

Total non-current portion	$4,720,501	$5,253,946

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

The following summarizes the condensed consolidated statements of operations of OPSA Ltd. for the six months ended:

	September 30, 2017	September 30, 2016

Net operating revenues	$2,190,529	$4,289,676
Gross profit	$518,571	$1,401,201
Operating loss	$(336,625)	$(274,727)
Net loss from continuing operations	$(163,208)	$(642,546)

5.	Accrued Expenses and Other Liabilities:

	September 30, 2017	March 31, 2017

Payroll and related expenses	$8,537,979	$8,076,807
Taxes and fees payable	223,480	325,763
Accrued interest payable	48,456	13,508
Other	2,528,933	3,087,396
Total	$11,338,848	$11,503,474

6.	Insurance Reserves:

We have insurance policies covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $517,404 and $800,667 for the three months ended September 30, 2017 and 2016, respectively, and $1,243,822 and $1,771,780 for the six months ended September 30, 2017 and 2016, respectively.

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

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and six months ended September 30, 2017 and 2016.

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

We have been named or could be named as a defendant in uninsured employment related claims including claims related to wages and related benefits that are pending before various courts, the Equal Employment Opportunities Commission or various state and local agencies. We have instituted policies to minimize these occurrences and monitor those that do occur. At this time, we are unable to determine the impact on the financial position and results of operations that these claims may have, should the investigations conclude that such claims are valid. The impact of these claims could have a material adverse effect on the Company’s financial position or results of operations.

We have employment agreements with certain of our officers and key employees with varying terms. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

Approximately 60% of our workforce is not subject to a labor union. The remaining 40% of our workforce, including in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International and LaGuardia airports are subject to collective bargaining agreements. Three of the agreements, covering approximately 18% of our employees, expired on October 31, 2016, March 31, 2017 and June 28, 2017. We are currently involved in negotiations to renew the expired agreements. The remaining eight agreements are set to expire in September 2018 and thereafter.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of September 30, 2017 and 2016.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of stock options and Restricted Stock Units to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $143,101 and $8,104 for stock based compensation have been recorded for the six months ended September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2017, the Company issued 285,000 shares of restricted stock units (RSUs) to its board of directors, executive officers and certain other employees pursuant to the Company’s Amended and Restated 2009 Omnibus Equity Incentive Plan (Plan). These RSUs were valued based on the fair value at $3.24 per share, the closing price of the Company’s common stock on July 21, 2017. The RSUs vest ratably over 36 months or earlier in certain circumstances as described in the Plan. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant.

Reclassifications

Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying condensed financial statements. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously recorded.

Overview

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through approximately 18 offices throughout the United States. In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

Results of Operations

Revenues

Our revenues increased by $7.3 million, or 17.3%, to $49.7 million for the three months ended September 30, 2017, from $42.4 million in the corresponding period of the prior year. The increase in revenues was due mainly to the commencement of work under new contracts with a large on-line retailer and its web services division in June and July 2017. These increases were partly offset by reductions in revenues from a major transportation company of approximately $1.3 million following the Company’s decision to terminate its relationship with this customer effective August 31, 2017.

Our revenues increased by $14.8 million, or 18.8%, to $93.5 million for the six months ended September 30, 2017 from $78.7 million in the corresponding period of the prior year. The increase in revenues for the six months ended September 30, 2017 was due mainly to the commencement of work under the contracts with the USPS in June 2016 and the commencement of work under new contracts with a large on-line retailer and its web services division in June and July 2017. These increases were partly offset by reductions in revenues from various residential, retail, financial, technology and aviation customers and reductions in revenues from a major transportation company following the Company’s decision to terminate its relationship with this customer effective August 31, 2017.

Gross Profit

Our gross profit increased by $0.3 million, or 5.9%, to $5.5 million (11.0% of revenues) for the three months ended September 30, 2017, from $5.2 million (12.2% of revenues) in the corresponding period of the prior year. The increase in gross profit was due mainly to the above-mentioned changes in revenue and a decrease in workers compensation expense of approximately $0.4 million. The increase was partly offset by increased labor costs including training, overtime and subcontractor costs related to the commencement of the above-mentioned new contracts and a decrease in profits from a large international airline following a reduction in the scope of services with this customer as well as increased labor costs and overall price reductions driven by competitive pressures.

Our gross profit increased by $0.8 million, or 8.4%, to $10.5 million (11.2% of revenues) for the six months ended September 30, 2017, from $9.7 million, (12.3% of revenues) in the corresponding period of the prior year. The increase in gross profit was due mainly to the commencement of work under the contracts with the USPS and the large on-line retailer as discussed above and a decrease in workers’ compensation expense of approximately $0.8 million. These increases were partly offset by increased labor costs including training, overtime and subcontractor costs related to the commencement of the above-mentioned new contracts and a decrease in profits from a large international airline following a reduction in scope of services with this customer as well as increased labor costs and overall price reductions driven by competitive pressures. Cost of sales for the six months ended September 30, 2017, includes approximately $90,000 of startup costs incurred in connection with and prior to the commencement of work under the above-mentioned new contracts.

General and Administrative Expenses

Our general and administrative expenses increased by $0.4 million, or 9.6%, to $4.8 million (9.7% of revenues) for the three months ended September 30, 2017, from $4.4 million (10.3% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses was driven primarily by increased non-cash stock compensation costs of $120,824, severance costs, increased general and administrative salaries and wages directly related to increases in revenues, partly offset by lower amortization and legal costs.

Our general and administrative expenses increased by $1.1 million, or 13.0%, to $9.6 million (10.2% of revenues) for the six months ended September 30, 2017, from $8.5 million (10.8% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses for the six months ended September 30, 2017 was driven primarily by increased non-cash stock compensation costs of approximately $135,000, severance costs, increased general and administrative salaries and wages directly associated with the above-mentioned new business, partly offset by lower legal costs, and amortization costs. In addition, general and administrative costs for the six months ended September 30 2017, includes approximately $0.3 million of startup costs incurred in connection with and prior to the commencement of work on the above-mentioned new contracts.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended September 30, 2017, net of recoveries, decreased by $87,054 to net recoveries of $120,106 as compared with net recoveries of $33,052 in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts was primarily due to recoveries of specific accounts previously deemed uncollectible.

The provision for doubtful accounts for the six months ended September 30, 2017, net of recoveries, decreased by $9,705 to net recoveries of $117,618 as compared with net recoveries of $107,913 in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts for the six months ended September 30, 2017 was driven primarily by recoveries of specific accounts previously deemed uncollectible.

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

Interest Expense

Interest expense increased by $43,694, or 50%, to $130,480 for the three months ended September 30, 2017, from $86,786 in the corresponding period of the prior year. The increase in interest expense for the three months ended September 30, 2017 was due mainly to higher average interest rates under our credit agreement with Wells Fargo, described below, and higher average outstanding borrowings in support of increased revenues.

Interest expense increased by $81,637, or 58%, to $222,408 for the six months ended September 30, 2017, from $140,771 in the corresponding period of the prior year. The increase in interest expense for the six months ended September 30, 2017 was due primarily to higher average outstanding borrowings in support of increased revenues and higher interest rates under our credit agreement with Wells Fargo, described below.

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

The Company’s proportionate share of the net loss of OPSA for the three months ended September 30, 2017 was $29,700 as compared with net loss of $30,000 in the corresponding period of the prior year.

The Company’s proportionate share of the net loss of OPSA for the six months ended September 30, 2017 was $54,900 as compared with net loss of $130,000 in the corresponding period of the prior year. The decrease in the company’s proportionate share of net loss of OPSA was due primarily to the absence of approximately $767,000 of costs incurred in connection with certain strategic growth initiatives, partly offset by an increase in ownership percentage and decreases in revenues, gross profits and operating income driven by a decrease in total missions.

Provision for income taxes

The provision for income taxes increased by $25,000 to $276,000 for the three months ended September 30, 2017 compared with $251,000 in the corresponding period of the prior year. The Company’s effective tax rate increased by 8.1% to 44.6% for the three months ended September 30, 2017 compared with 36.5% in the corresponding period of the prior year. The difference between the Company’s effective tax rate of 44.6% for the three months ended September 30, 2017 and the Company’s statutory tax rate of approximately 41% is primarily attributable to the Company’s proportionate share of the net loss of OPSA and certain expenses that are not deductible for income tax purposes.

The provision for income taxes decreased by $105,000 to $360,000 for the six months ended September 30, 2017 compared to $465,000 in the corresponding period of the prior year. The Company’s effective tax rate increased by 2.8% to 46.5% for the six months ended September 30, 2017 compared with 43.7% in the corresponding period of the prior year. The difference between the Company’s effective tax rate of 46.5% for the six months ended September 30, 2017 and the Company’s statutory tax rate of approximately 41% is primarily attributable to the Company’s proportionate share of the net loss of OPSA and certain expenses that are not deductible for income tax purposes.

Liquidity and Capital Resources

We pay approximately 85% of our employees on a bi-weekly basis with the remaining employees being paid on a weekly basis, while customers pay for services generally within 60 days from the invoice date. We maintain a commercial revolving loan arrangement, currently with Wells Fargo Bank, National Association (“Wells Fargo”). We fund our payroll and operations primarily through borrowings under our $27.5 million credit facility with Wells Fargo (as amended, the “Credit Agreement”), described below under “Short Term Borrowings.”

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

Under the Credit Agreement, as of September 30, 2017, the interest rate was 3.0% for LIBOR loans and 3.125% for revolving loans. At September 30, 2017, we had approximately $0.9 million of cash on hand. We also had $10.0 million in LIBOR loans outstanding, $9.7 million of revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 85% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date. As of the close of business October 31, 2017, we had $11.0 million in LIBOR loans outstanding, $2.3 million of revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 70% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $1.4 million, or 15.5%, to $10.8 million as of September 30, 2017, from $9.3 million as of March 31, 2017.

We had checks drawn in advance of future deposits of $0.6 million at September 30, 2017 and March 31, 2017. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections and timing of payroll payments.

Outlook

Operating Initiatives

During the last few years the Company has pursued several initiatives to improve our competitive and strategic position. Significant progress has been made in rebuilding and strengthening our management team and improving the efficiency and functional effectiveness of our organization, systems and processes. The Company re-entered the U.S. federal government market with the commencement of work on the U.S. Postal Service (USPS) contract in June 2016. Also consistent with the Company’s initiative to compete for larger contract opportunities, the Company commenced work on a new multi-state security services contract with a large on-line retailer in April 2016 in the Southeast region and in June 2017 we commenced work with this customer in the Northeast/Mid-west region of the country. The Company also recently announced a new contract to provide physical security for data centers for the web services segment of the major on-line retailer which commenced in July 2017. In addition, the Company announced on October 2, 2017 the award of a five year contract with the Department of State to provide armed security at the U.S. Embassy in Honduras which will open another line of security services. We expect to continue to pursue similar large contract opportunities in multiple end markets.

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

Our gross profit margin during the six months ended September 30, 2017 was 11.2%. During the three months ended September 30, 2017, our gross profit margin was under pressure from the combination of startup costs related to new business and the decision by the company to terminate its relationship with a major transportation company. We expect our gross profit margin to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our security services division generated approximately $63.7 million or 68% of our total revenues in the six months ended September 30, 2017. Our aviation services division generated approximately $29.8 million or 32% of our total revenues in the six months ended September 30, 2017.

In the six months ended September 30, 2017, the Company had six customers who, in the aggregate, represented approximately 59% of the Company’s revenues, with two of those customers representing 19% and 14% of total revenues, respectively. These customers include three major transportation & logistics customers, one domestic and one international airline and a northeast U.S. based healthcare facility. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation. The contract with one of these customers was terminated during the six months ended September 30, 2017. The remaining five customers, in the aggregate, represent approximately 50% of the Company’s revenues.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was most recently amended in March 2017, as described above. As of the close of business October 31, 2017, we had $11.0 million in LIBOR loans outstanding, $2.3 million of revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 70% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended September 30, 2017, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the six months ended September 30, 2017, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $80,000 over the remainder of our fiscal year ending March 31, 2018. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 10.1*† Form of Restricted Stock Unit Award Agreement for Executives pursuant to the Command Security Corporation Amended and Restated 2009 Omnibus Equity Incentive Plan.

Exhibit 10.2*† Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Command Security Corporation Amended and Restated 2009 Omnibus Equity Incentive Plan.

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

Exhibit 99.1* Press Release dated November 9, 2017.

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2017 and September 30, 2016, (ii) Condensed Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended September 30, 2017 and September 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and September 30, 2016, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*Filed herewith
**Furnished herewith † Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 9, 2017	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

