Form 10-Q
period 2017-12-31
COMMAND SECURITY CORP
filed 2018-02-05
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

The number of outstanding shares of the registrant’s common stock as of February 1, 2018 was 10,107,108.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Revenues	$48,191,790	$42,672,114	$141,735,867	$121,414,727
Cost of revenues	42,652,033	37,966,280	125,676,120	106,999,771

Gross profit	5,539,757	4,705,834	16,059,747	14,414,956

Operating expenses
General and administrative	4,508,240	4,981,889	14,094,801	13,465,209
Provision for (recoveries of) doubtful accounts, net	(14,284)	78,459	(131,902)	(29,454)
	4,493,956	5,060,348	13,962,899	13,435,755

Operating income (loss)	1,045,801	(354,514)	2,096,848	979,201

Other expenses
Interest expense	147,617	78,060	370,025	218,831

Income (loss) before income taxes and equity earnings (loss) in minority investment of unconsolidated affiliate	898,184	(432,574)	1,726,823	760,370

Equity earnings (loss) in minority investment of unconsolidated affiliate	(68,500)	73,000	(123,400)	(57,000)

Income (loss) before income taxes	829,684	(359,574)	1,603,423	703,370

Provision for (benefit from) income taxes	1,613,000	(152,000)	1,973,000	313,000

Net income (loss)	$(783,316)	$(207,574)	$(369,577)	$390,370

Income (loss) per share of common stock
Basic	$(0.08)	$(0.02)	$(0.04)	$0.04
Diluted	$(0.08)	$(0.02)	$(0.04)	$0.04

Weighted average number of common shares outstanding
Basic	9,941,909	9,842,686	9,881,595	9,817,097
Diluted	9,941,909	9,842,686	9,881,595	10,208,632

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$712,241	$1,042,291

Accounts receivable, net of allowance for doubtful accounts of $279,016 and $542,489, respectively	40,958,832	29,189,233
Prepaid expenses	1,816,412	1,784,990
Other assets	2,322,077	2,821,172
Total current assets	45,809,562	34,837,686

Furniture and equipment at cost, net	569,252	146,345

Other assets:
Intangible assets, net	936,142	1,028,582
Minority investment in unconsolidated affiliate	389,891	513,291
Other assets	3,387,237	5,253,946
Total other assets	4,713,270	6,795,819

Total assets	$51,092,084	$41,779,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$962,257	$583,201
Short-term borrowings	21,538,853	12,228,679
Accounts payable	1,623,050	1,215,591
Accrued expenses and other liabilities	10,283,784	11,503,474
Total current liabilities	34,407,944	25,530,945

Insurance reserves	489,687	366,323
Other non-current liabilities	51,110	-
Total liabilities	34,948,741	25,897,268

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value per share	1,172	1,160
Treasury stock, at cost, 1,607,200 shares and 1,752,200 shares, respectively	(2,646,788)	(2,885,579)
Additional paid-in capital	18,926,586	18,535,051
Accumulated earnings (deficit)	(137,627)	231,950
Total stockholders’ equity	16,143,343	15,882,582

Total liabilities and stockholders’ equity	$51,092,084	$41,779,850

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings / (Deficit)	Total

Balance at March 31, 2016	-	1,155	(2,885,579)	18,410,595	2,556,539	18,082,710

Options exercised, net		5		95,964		95,969
Stock based compensation tax benefit				10,577		10,577
Stock compensation cost				11,443		11,443
Net income					390,370	390,370

Balance at December 31, 2016	-	1,160	(2,885,579)	18,528,579	2,946,909	18,591,069

Stock compensation cost				6,472		6,472
Net loss					(2,714,959)	(2,714,959)

Balance at March 31, 2017	-	1,160	(2,885,579)	18,535,051	231,950	15,882,582

Options exercised, net		12		173,150		173,162
Issuance of treasury stock			238,791	(17,191)		221,600
Stock compensation cost				235,576		235,576
Net loss					(369,577)	(369,577)

Balance at December 31, 2017	$-	$1,172	$(2,646,788)	$18,926,586	$(137,627)	$16,143,343

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(369,577)	$390,370
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164,006	348,449
Recoveries of doubtful accounts	(131,902)	(29,454)
Equity loss in minority investment of unconsolidated affiliate	123,400	57,000
Rent expense	3,208	15,904
Stock based compensation costs	235,576	11,443
Insurance reserves	123,364	(67,920)
Deferred income taxes	1,850,322	5,095
Change in receivables, prepaid expenses and other current assets	(11,143,242)	(9,936,062)
Change in accounts payable and other liabilities	(815,438)	188,562
Change in other long term liabilities	51,110	(700,000)
Net cash used in operating activities	(9,909,173)	(9,716,613)

Cash flows from investing activities:
Purchases of equipment	(504,868)	(10,394)
Net cash used in investing activities	(504,868)	(10,394)

Cash flows from financing activities:
Net advances on short-term borrowings	9,310,174	8,645,066
Change in checks issued in advance of deposits	379,056	759,708
Proceeds from option exercises, net	394,761	106,546
Net cash provided by financing activities	10,083,991	9,511,320

Net change in cash and cash equivalents	(330,050)	(215,687)

Cash and cash equivalents, beginning of period	1,042,291	1,486,854

Cash and cash equivalents, end of period	$712,241	1,271,167

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:	2017	2016
Interest	$329,086	$208,621
Income taxes	7,802	6,415

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying condensed consolidated financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended March 31, 2017. In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation and its consolidated subsidiaries.

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

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1.5 million. The Credit Agreement also provides for interest to be calculated on the outstanding principal balance of the revolving loans at the floating 90 day LIBOR rate plus 1.75%. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the floating 30 day LIBOR rate plus 1.75%.

On March 30, 2017, we entered into an eighth amendment (the “Eighth Amendment”) to our Credit Agreement. The Eighth Amendment extended the Credit Agreement from March 31, 2017 to March 31, 2020, increased the revolving line of credit from $20.0 million to $27.5 million, amended the terms of the “Minimum Excess Availability” covenant and redefined the term “Borrowing Base”.

Under the Credit Agreement, as of December 31, 2017, the interest rate was 3.125% for LIBOR loans and 3.5% for revolving loans, an increase of 0.5% and 0.75%, respectively, as compared with December 31, 2016. At December 31, 2017, we had approximately $0.7 million of cash on hand. We also had $12.5 million in LIBOR loans outstanding, $9.0 million of revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 85% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date. As of the close of business January 31, 2018, we had total short term borrowings, net of cash, of approximately $17 million, representing approximately 79% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

3.	Other Assets:

	December 31, 2017	March 31, 2017

Workers’ compensation insurance	$2,322,077	$2,804,341
Deferred tax asset	3,265,453	5,115,775
Security deposits	121,784	138,171
Other receivables	-	16,831
	5,709,314	8,075,118

Current portion	(2,322,077)	(2,821,172)

Total non-current portion	$3,387,237	$5,253,946

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

The following summarizes the condensed consolidated statements of operations of OPSA Ltd. for the nine months ended:

	December 31, 2017	December 31, 2016

Net operating revenues	$2,943,842	$6,425,792
Gross profit	$653,302	$1,906,846
Operating income (loss)	$(630,011)	$175,636
Net loss from continuing operations	$(411,334)	$(310,959)

5.	Accrued Expenses and Other Liabilities:

	December 31, 2017	March 31, 2017

Payroll and related expenses	$7,953,059	$8,076,807
Taxes and fees payable	381,264	325,763
Accrued interest payable	55,596	13,508
Other	1,893,865	3,087,396
Total	$10,283,784	$11,503,474

6.	Insurance Reserves:

We have insurance policies covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $403,002 and $633,008 for the three months ended December 31, 2017 and 2016, respectively, and $1,646,824 and $2,404,788 for the nine months ended December 31, 2017 and 2016, respectively.

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

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Income Taxes

On December 22, 2017, the United States (“U.S.”) enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 34% to 21%, a one-time repatriation tax on deferred foreign income, deductions, credits and business related exclusions.

The permanent reduction to the U.S. federal corporate income tax rate from 34% to 21% was effective January 1, 2018 (the “Effective Date”). When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment. As a result of the Tax Act, the Company has calculated a U.S. federal statutory corporate income tax rate of 31% for the fiscal year ending March 31, 2018 and applied this rate in computing the income tax provision for the three and nine months ended December 31, 2017. The U.S. federal statutory corporate income tax rate of 31% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 34% applicable to the Company’s fiscal year ending March 31, 2018 prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable thereafter. The Company expects the U.S. federal statutory rate to be 21% for fiscal years beginning after March 31, 2018.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”). SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes (“ASC 740”) in the reporting period that includes the enactment date of the Tax Act. The SEC staff issuing SAB 118 (the “Staff”) recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. For the three months ended December 31, 2017, the Company has recorded all known and estimable impacts of the Tax Act that are effective for the fiscal year ending March 31, 2018. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

As of March 31, 2017, the Company had net deferred tax assets totaling approximately $5.1 million. The lower future tax rate means the future benefits of existing deferred tax assets would need to be computed at the new, lower tax rate which would result in a reduction in deferred tax assets and an increase in income tax expense in the period of enactment.

As a direct result of the permanent reduction in federal tax rates from 34% to 21%, the value of these net deferred tax assets has declined. Accordingly, the Company’s income tax provision for the three and nine months ended December 31, 2017 includes a $1.35 million non-cash charge to reduce the value of deferred tax assets to the revised value based on the new, lower tax rate.

Three and Nine Months Ended December 31, 2017
Net Impact on U.S. deferred tax assets and liabilities (provisional)	$1,350,000

The Company determined that the impact of the U.S. federal corporate income tax rate change on the U.S. deferred tax assets and liabilities is provisional because the number cannot be calculated until the underlying timing differences are known rather than estimated.

The following table sets forth the effective tax rates for the Company for the nine months ended December 31, 2017 and 2016.

	Nine months ended December 31,
	2017	2016
Statutory federal income tax rate	30.8%	34.0%
State and local income taxes	7.1%	7.3%
Permanent differences	-6.0%	13.1%
Minority investment in unconsolidated affiliate	2.8%	-3.3%
Remeasurement of deferred tax assets	84.2%	0.0%
Other	4.1%	-6.6%
Effective tax rate	123.0%	44.5%

The increase in the effective tax rate for the nine months ended December 31, 2017 as compared with the nine months ended December 31, 2016 was primarily attributable to the $1.35 million impact of the U.S. federal corporate income tax rate change on the Company’s deferred tax assets.

8.	Earnings per Share:

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and nine months ended December 31, 2017 and 2016.

For the three and nine months ended December 31, 2017, and for the three months ended December 31, 2016, the Company reported a net loss and, accordingly, potential common shares that would cause dilution, such as employee stock options and restricted stock units (RSUs), have been excluded from the diluted share count because their inclusion would have been anti-dilutive. For the three and nine months ended December 31, 2017 and for the three months ended December 31, 2016, the fully diluted shares would have been 10,540,256, 10,476,975 and 10,230,974, respectively.

9.	Contingencies:

The nature of our business is such that there is a significant volume of routine claims and lawsuits that are made against the Company, the vast majority of which never lead to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability that we face, relating to these matters. Some of the claims brought against us could result in significant payments; however, the exposure to us under general liability non-aviation related operations is limited to the first $25,000 per occurrence. The aviation related deductible is $5,000 per occurrence, with the exception of $50,000 for airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

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

Approximately 60% of our workforce is not subject to a labor union. The remaining 40% of our workforce, including in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International and LaGuardia airports are subject to collective bargaining agreements. Two of the agreements, covering approximately 7% of our employees, expired on March 31, 2017 and June 28, 2017. We are currently involved in negotiations to renew the expired agreements. The remaining nine agreements are set to expire in September 2018 and thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the related notes contained in this quarterly report.

Forward Looking Statements

Certain of our statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report and, in particular, those under the heading “Outlook,” contain forward-looking statements. The words “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “plans,” “intend” and “continue,” or the negative of these words or other variations on these words or comparable terminology typically identify such statements. These statements are based on our management’s current expectations, estimates, forecasts and projections about the industry in which we operate generally, and other assumptions made by our management, some or many of which may be incorrect. In addition, other written or verbal statements that constitute forward-looking statements may be made by us or on our behalf. While our management believes these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the industries in which we operate. Moreover, we believe that the current business environment is more challenging and difficult than it has been in the past several years, if not longer. If the business of any substantial customer or group of customers fails or is materially and adversely affected by the current economic environment or otherwise, they may seek to substantially reduce their expenditures for our services. Any loss of business from our substantial customers could cause our actual results to differ materially from the forward-looking statements that we have made in this quarterly report. Further, other factors, including, but not limited to, those relating to the shortage of qualified labor, competitive conditions and adverse changes in economic conditions of the various markets in which we operate, could adversely impact our business, operations and financial condition and cause our actual results to fail to meet our expectations, as expressed in the forward-looking statements that we have made in this quarterly report. These forward-looking statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that we may not be able to accurately predict. We undertake no obligation to update publicly any of these forward-looking statements, whether as a result of new information, future events or otherwise.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of December 31, 2017 and 2016.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of stock options and restricted stock units (“RSUs”) to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. We use the modified-prospective transition method. Under the modified-prospective transition method, we recognize compensation expense in our financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled. Non-cash charges of $235,576 and $11,443 for stock based compensation have been recorded for the nine months ended December 31, 2017 and 2016, respectively.

During the three months ended September 30, 2017, the Company issued 285,000 shares of RSUs to its board of directors, executive officers and certain other employees pursuant to the Company’s Amended and Restated 2009 Omnibus Equity Incentive Plan (“Plan”). These RSUs were valued based on the fair value at $3.24 per share, the closing price of the Company’s common stock on July 21, 2017. The RSUs vest ratably over 36 months or earlier in certain circumstances as described in the Plan. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant.

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

Results of Operations

Revenues

Our revenues increased by $5.5 million, or 12.9%, to $48.2 million for the three months ended December 31, 2017, from $42.7 million in the corresponding period of the prior year. The increase in revenues was due mainly to the commencement of work under new contracts with a large on-line retailer and its web services division in June and July 2017. These increases were partly offset by reductions in revenues from a major transportation company of approximately $5.9 million following the Company’s decision to terminate its relationship with this customer effective August 31, 2017.

Our revenues increased by $20.3 million, or 16.7%, to $141.7 million for the nine months ended December 31, 2017 from $121.4 million in the corresponding period of the prior year. The increase in revenues for the nine months ended December 31, 2017 was due mainly to the commencement of work under new contracts with a large on-line retailer and its web services division in June and July 2017, and the commencement of work under the contracts with the USPS in June 2016. These increases were partly offset by reductions in revenues from a major transportation company of approximately $6.7 million following the Company’s decision to terminate its relationship with this customer effective August 31, 2017.

Gross Profit

Our gross profit increased by $0.8 million, or 17.7%, to $5.5 million (11.5% of revenues) for the three months ended December 31, 2017, from $4.7 million (11.0% of revenues) in the corresponding period of the prior year. The increase in gross profit was due mainly to the above-mentioned changes in revenue, a reduction in overhead costs associated with the above mentioned terminated contract, a decrease in workers compensation and general liability insurance expense. The increase was partly offset by higher labor costs including training, overtime and subcontractor costs related to the commencement of the above-mentioned new contracts.

Our gross profit increased by $1.6 million, or 11.4%, to $16.1 million (11.3% of revenues) for the nine months ended December 31, 2017, from $14.4 million (11.9% of revenues) in the corresponding period of the prior year. The increase in gross profit was due mainly to the commencement of work under new contracts with a large on-line retailer as discussed above, a reduction in overhead costs associated with the above mentioned terminated contract and a decrease in workers’ compensation insurance expense. These increases were partly offset by increased labor costs including training, overtime and subcontractor costs related to the commencement of the above-mentioned new contracts and a decrease in profits from a large international airline following a reduction in scope of services with this customer as well as increased labor costs and overall price reductions driven by competitive pressures. Cost of sales for the nine months ended December 31, 2017 includes approximately $90,000 of startup costs incurred in connection with and prior to the commencement of work under the above-mentioned new contracts.

General and Administrative Expenses

Our general and administrative expenses decreased by $0.5 million, or 9.5%, to $4.5 million (9.4% of revenues) for the three months ended December 31, 2017, from $5.0 million (11.7% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses was driven primarily by decreased legal, labor settlement and information technology costs, partly offset by an increase in start-up costs incurred in connection with the previously announced contract to provide security services in Honduras for the United States Department of State and an increase in consulting fees.

Our general and administrative expenses increased by $0.6 million, or 4.7%, to $14.1 million (9.9% of revenues) for the nine months ended December 31, 2017, from $13.5 million (11.1% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses for the nine months ended December 31, 2017 was driven primarily by increased non-cash stock compensation costs of approximately $224,000, severance costs, increased general and administrative salaries and wages directly associated with the above-mentioned new business, partly offset by lower legal, labor settlement, and amortization costs. In addition, general and administrative costs for the nine months ended December 31, 2017, includes approximately $0.4 million of startup costs incurred in connection with and prior to the commencement of work on the above-mentioned new contracts.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended December 31, 2017, net of recoveries, decreased by $92,743 to net recoveries of $14,284 as compared with net expense of $78,459 in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts was primarily due to recoveries of specific accounts previously deemed uncollectible.

The provision for doubtful accounts for the nine months ended December 31, 2017, net of recoveries, decreased by $102,448 to net recoveries of $131,902 as compared with net recoveries of $29,454 in the corresponding period of the prior year. The decrease in the net provision for doubtful accounts for the nine months ended December 31, 2017 was driven primarily by recoveries of specific accounts previously deemed uncollectible.

We periodically evaluate the requirement to provide for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments in cases where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance for doubtful accounts as our management deems them to be uncollectible. We do not know if bad debts will increase in future periods.

Interest Expense

Interest expense increased by $69,557, or 89.1%, to $147,617 for the three months ended December 31, 2017, from $78,060 in the corresponding period of the prior year. The increase in interest expense for the three months ended December 31, 2017 was due mainly to higher average outstanding borrowings in support of increased revenues and higher average interest rates under our credit agreement with Wells Fargo, described below.

Interest expense increased by $151,194, or 69.1%, to $370,025 for the nine months ended December 31, 2017, from $218,831 in the corresponding period of the prior year. The increase in interest expense for the nine months ended December 31, 2017 was due primarily to higher average outstanding borrowings in support of increased revenues and higher interest rates under our credit agreement with Wells Fargo, described below.

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

The Company’s proportionate share of the net loss of OPSA for the three months ended December 31, 2017 was $68,500 as compared with net income of $73,000 in the corresponding period of the prior year.

The Company’s proportionate share of the net loss of OPSA for the nine months ended December 31, 2017 was $123,400 as compared with net loss of $57,000 in the corresponding period of the prior year. The increase in the company’s proportionate share of net loss of OPSA was due primarily to a decline in total missions and corresponding revenues.

Provision for income taxes

The provision for income taxes increased by $1.77 million to $1.61 million for the three months ended December 31, 2017, compared with a benefit of $0.15 million in the corresponding period of the prior year. The Company’s effective tax rate increased by 152% to 194% for the three months ended December 31, 2017 compared with 42.3% in the corresponding period of the prior year. The difference between the Company’s effective tax rate of 194% for the three months ended December 31, 2017 and the Company’s statutory tax rate of approximately 38% is primarily attributable to a $1.35 million non-cash charge to adjust for the decline in the value of deferred tax assets resulting from the reduction in the federal corporate income tax rate, permanent tax differences related to the exercise of stock options and the Company’s proportionate share of the net loss of OPSA.

The provision for income taxes increased by $1.66 million to $1.97 million for the nine months ended December 31, 2017 compared to $0.3 million in the corresponding period of the prior year. The Company’s effective tax rate increased by 78.5% to 123% for the nine months ended December 31, 2017 compared with 44.5% in the corresponding period of the prior year. The difference between the Company’s effective tax rate of 123% for the nine months ended December 31, 2017 and the Company’s statutory tax rate of approximately 38% is primarily attributable to a $1.35 million non-cash charge to adjust for the decline in the value of deferred tax assets resulting from the reduction in the federal corporate income tax rate, permanent tax differences related to the exercise of stock options and the Company’s proportionate share of the net loss of OPSA.

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

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1.5 million. The Credit Agreement also provides for interest to be calculated on the outstanding principal balance of the revolving loans at the floating 90 day LIBOR rate plus 1.75%. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the floating 30 day LIBOR rate plus 1.75%.

On March 30, 2017, we entered into an eighth amendment (the “Eighth Amendment”) to our Credit Agreement. The Eighth Amendment extended the Credit Agreement from March 31, 2017 to March 31, 2020, increased the revolving line of credit from $20.0 million to $27.5 million, amended the terms of the “Minimum Excess Availability” covenant and redefined the term “Borrowing Base”.

Under the Credit Agreement, as of December 31, 2017, the interest rate was 3.125% for LIBOR loans and 3.5% for revolving loans. At December 31, 2017, we had approximately $0.7 million of cash on hand. We also had $12.5 million in LIBOR loans outstanding, $9.0 million of revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 85% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date. As of the close of business January 31, 2018, we had total short term borrowings, net of cash, of approximately $17 million, representing approximately 79% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $2.1 million, or 22.5%, to $11.4 million as of December 31, 2017, from $9.3 million as of March 31, 2017.

We had checks drawn in advance of future deposits of $1.0 million at December 31, 2017 and $0.6 million at March 31, 2017. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections and timing of payroll payments.

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

Our gross profit margin during the nine months ended December 31, 2017 was 11.3%. During the three months ended September 30, 2017, our gross profit margin was under pressure from the combination of startup costs related to new business and the decision by the company to terminate its relationship with a major transportation company. We expect our gross profit margin to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

Our security services division generated approximately $97.0 million or 68.5% of our total revenues in the nine months ended December 31, 2017. Our aviation services division generated approximately $44.7 million or 31.5% of our total revenues in the nine months ended December 31, 2017.

In the nine months ended December 31, 2017, the Company had six customers who, in the aggregate, represented approximately 60% of the Company’s revenues, with two of those customers representing 23% and 14% of total revenues, respectively. These customers include three major transportation & logistics customers, one domestic and one international airline and a northeast U.S. based healthcare facility. Any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation. The contract with one of these customers was terminated effective August 31, 2017. The remaining five customers, in the aggregate, represent approximately 54% of the Company’s revenues.

As noted earlier, on February 12, 2009, we entered into a $20.0 million Credit Agreement with Wells Fargo, which was most recently amended in March 2017, as described above. As of the close of business January 31, 2018, we had total short term borrowings, net of cash, of approximately $17 million, representing approximately 79% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended December 31, 2017, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the nine months ended December 31, 2017, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $44,000 over the remainder of our fiscal year ending March 31, 2018. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 9 “Contingencies” to the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Exhibit 99.1* Press Release dated February 5, 2018.

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended December 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and December 31, 2016, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: February 5, 2018	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

