Form 10-K
period 2018-03-31
COMMAND SECURITY CORP
filed 2018-06-11
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-33525

Command Security Corporation

(Exact name of registrant as specified in its charter)

New York	14-1626307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

512 Herndon Parkway, Suite A, Herndon, VA (Address of principal executive offices)	20170 (Zip Code)

Registrant’s telephone number, including area code: (703) 464-4735

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	NYSE American

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $22,280,124 as of September 29, 2017. The closing price of the registrant’s common stock on September 29, 2017, as reported on the NYSE American, was $3.04 per share.

In determining the market value of the voting or non-voting common equity held by non-affiliates of the registrant, securities of the registrant beneficially owned by the directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 10,134,662 outstanding shares of the registrant’s common stock as of June 6, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2018 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Command Security Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2018

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

Command Security provides security services to governmental, quasi-governmental and financial institutions, healthcare facilities, colleges and universities, residential communities, commercial real estate, industrial, distribution, logistics and retail customers. Our security services include providing armed and unarmed uniformed security personnel for access control, loss prevention, mobile patrols, traffic control, security console/system operators and fire safety directors, as well as providing personnel for reception, concierge and front desk/doorman operations. Command Security generated approximately $128 million, or 68% of our total revenues for the fiscal year ended March 31, 2018.

Aviation Safeguards, a division of Command Security Corporation, provides aviation security and passenger assistance services to approximately 150 domestic and international airlines, airports, airport authorities and the general aviation community at approximately nine international airports. Our aviation security division provides a variety of uniformed services for domestic and international air carriers, including security for airlines, aircraft, passengers and cargo, baggage screening, wheelchair escort services, special escort services and skycap services. The aviation services division generated approximately $60 million, or 32% of our total revenues for the fiscal year ended March 31, 2018.

In June 2016, the Company commenced work with the U.S. Postal Service (“USPS”), marking the start of the Company’s federal government line of business. This recent expansion has led to work with the U.S. Department of State, which commenced in February 2018. We believe this new line of business could eventually expand to include work with the Department of Homeland Security, the Transportation Security Administration, the Department of Defense and the Department of Justice.

Operations

As a licensed security company, our security services division deploys security officers to protect people and property, prevent the theft of property, and deter, observe, detect and report security threats for our customers. We conduct our security services principally by providing security officers and other personnel who are, depending on the particular customer requirements, uniformed or plain-clothed, armed or unarmed. Based on specific customer requirements and/or our internal threat assessment, our security officers patrol in marked vehicles with radio communication; stand duty on the customer premises at stationary posts such as points of access, reception areas or surveillance monitors, and/or conduct foot patrols around the customer perimeter and other high-value areas. Our security officers maintain contact with their headquarters or supervisors via car radio, hand-held radios or cell phones. In addition to the more traditional tasks associated with access control and loss prevention, our security officers respond to and report emergency situations such as fires, natural disasters, work accidents and medical crises to the appropriate authorities. We provide security officer services to many of our customers, 24-hours per day and 365 days per year. Our security officers are deployed to provide facility security, access control, personnel security checks, traffic and parking control and to protect against fire, theft, sabotage and safety hazards. We also provide specialized vehicle patrol and inspection services as well as technical products such as access control, video monitoring and other devices through distribution arrangements. Our aviation services division provides a variety of uniformed personnel for security including aircraft and cargo security, access control, wheelchair and passenger escorts, skycaps and baggage handlers for domestic and international air carriers. Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and may implement additional measures in the future. Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us.

To better integrate and manage our business, our operations are divided into General Security, Aviation Services and National Accounts. Each of these divisions is managed by a vice president or program manager who is responsible for developing and executing our business plan based on the demand, needs and competition in each of our specific markets. The division vice presidents and program managers are assisted by district managers who are responsible for local implementation of policies and procedures. While each divisional business plan is based on our overall corporate strategy, the primary mission of our divisional vice presidents is to staff, train and deploy their teams to provide the necessary physical security and customer service solutions in a responsive fashion consistent with customer service expectations. They also are expected to manage the growth and profitability of their division’s operations. We have approximately 19 offices and operate directly or through subcontractors throughout the United States and Central America, including in Alabama, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, Wisconsin, Puerto Rico and Honduras. We frequently establish offices close to our customers and delegate responsibility to our local managers to satisfy customer expectations. Our managers maintain ongoing relationships and contact with our customers in order to promptly and effectively anticipate and respond to the needs of customers and security officers. Our managers play an important role in maintaining service quality and assisting with sales and marketing efforts. Our sales and marketing efforts focus on customers located primarily in urban centers and other concentrated business districts in major metropolitan areas and select suburban areas with a high density of businesses.

We generally render our security services pursuant to a standard form security services agreement that specifies the personnel and/or equipment to be provided by us at one or more designated locations and the applicable payment rates, which typically are expressed as hourly rates per position or as a markup to the base wage rate paid to our employee. Our rates vary depending on whether our services are provided during normal business hours, overtime or during holidays, as well as the length of time for which we are being engaged. Our security services incorporate certain management functions, including threat assessments, personnel scheduling, compensation, outfitting, equipment, training and supervision. These security services agreements also provide our customers with flexibility by permitting reductions or expansions of the security force on relatively short notice by our customers. We are responsible for preventing the interruption of security services as a consequence of illness, vacations or resignations of our security officers.

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

We are committed to providing staff that not only meet all state and federal requirements for training, but also our own rigorous standards in specialized areas including terrorism response, CPR, first-aid, fire safety, crowd and riot control, media interaction, public relations, crisis management and emergency situations. Additionally, we provide our employees with site-specific training to meet the needs of individual industries, facilities and customers.

We are an equal opportunity employer and make all employment-related decisions without regard to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation.

Significant Customers

We rely on a limited number of customers for a significant portion of our revenues. In the fiscal year ended March 31, 2018, the Company had six customers, who represented approximately 60% of the Company’s total revenues. These six customers included one domestic and one international airline, the USPS, a large transportation company, an online retailer and web services provider and a northeast U.S. based healthcare facility. Two of these six customers represented 24% and 14% of total revenue, respectively, for the fiscal year ended March 31, 2018. The contract with the large transportation company was terminated effective August 31, 2017. In addition, the scope of work with the large online retailer representing 18% of total revenues, was terminated effective May 31, 2018. Total revenues from the remaining five largest customers represent approximately 37% of the Company’s total revenues for the fiscal year ended March 31, 2018. While the Company’s cost structure is highly variable and largely identifiable to the delivery of services for any specific contract, any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

See “Notes to Financial Statements—Note 11 Concentrations of Credit Risk and Significant Customers.”

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

Employees

Our business is labor intensive and is consequently affected by the availability of qualified personnel and the cost of labor. Although the security services industry is characterized by high turnover, we have not experienced any material difficulty in hiring qualified security officers. In some cases, when labor has been in short supply, we have been required to pay higher wages and/or incur overtime charges. As of March 31, 2018, we had approximately 4,900 total employees including 4,000 full-time employees, the majority of whom are hourly service workers, and approximately 190 of whom serve as managers, administrative employees and executives in our 19 offices nationwide.

Approximately 60% of our workforce is not subject to collective bargaining agreements. The remaining 40% of our workforce, including in particular, a number of employees based in our New York City security services office and at John F. Kennedy International and LaGuardia airports are subject to collective bargaining agreements. Two of the agreements, covering approximately 8% of our employees, expired on March 31, 2017 and June 28, 2017. We are currently involved in negotiations to renew the expired agreements. The remaining nine agreements, covering approximately 32% of our employees, are set to expire in September 2018 and thereafter.

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

Our standard customer contract may be terminated by either the Company or our customer on 30 to 90 days written notice at any time. In addition, we serve certain customers under month-to-month extensions of these written contracts. If we are not able to maintain our existing security service contracts or obtain additional security service contracts, our business, financial condition and results of operations will be adversely affected.

Significant Customers

We rely on a limited number of customers for a significant portion of our revenues. In the fiscal year ended March 31, 2018, the Company had six customers, who represented approximately 60% of the Company’s total revenues. These six customers included one domestic and one international airline, the USPS, a large transportation company, an online retailer and web services provider and a northeast U.S. based healthcare facility. Two of these six customers represented 24% and 14% of total revenue, respectively, for the fiscal year ended March 31, 2018. The contract with the large transportation company was terminated effective August 31, 2017. In addition, the scope of work with the large online retailer, representing 18% of total revenues, was terminated effective May 31, 2018. Total revenues from the remaining five largest customers represent approximately 37% of the Company’s total revenues for the fiscal year ended March 31, 2018. While the Company’s cost structure is highly variable and largely identifiable to the delivery of services for any specific contract, any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation.

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

We are Subject to Risks Associated with our Foreign Operations.

We perform security services in Honduras and may expand our business into other foreign countries in the future. As a result, we are subject to the risks inherent in doing business in the global market. These risks include, but are not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with labor laws and other foreign governmental laws and regulations, natural disasters, acts of war and terrorism, and other external factors over which we have no control.

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

The Litigation Environment in Which we Operate Poses a Significant Risk to our Business.

We are involved in a number of lawsuits related to employment issues. Judges and juries have recently demonstrated a willingness to grant large verdicts to plaintiffs in connection with employment related cases. We use appropriate means to contest litigation threatened or filed against us. Litigation is always subject to many uncertainties and outcomes that are not predictable. Even when not merited, the defense of these lawsuits may divert our management’s attention and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Collective Bargaining Agreements with Employees

Approximately 40% of our workforce is subject to collective bargaining agreements. If we are unable to renew such agreements on satisfactory terms, our labor costs could increase, which would negatively affect our business, financial condition and results of operations.

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

Collection of Accounts Receivable

We extend credit to our customers primarily through the use of weekly or monthly billings generally due within 30 to 60 days of the invoice date. Any default in the payment of accounts receivable by one or more of our significant customers due to bankruptcy or otherwise could have a material adverse impact on our liquidity, results of operations and financial condition. See “Notes to Financial Statements—Note 11 Concentrations of Credit Risk and Significant Customers.”

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

Concentration of Stock Ownership

Although none of our directors and officers has any agreement relating to the manner in which they will vote their shares of our common stock, such parties together own shares representing approximately 25% of the Company’s outstanding common stock. Further, as of March 31, 2018, based on public filings, there are two other shareholders that combined own approximately 34% of the Company’s outstanding common stock. The concentration of ownership among these shareholders could give them the power to influence the outcome of substantially all matters subject to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. Such decisions may conflict with the interests of our other shareholders. This beneficial ownership and potential effective control on all matters relating to our business and operations could eliminate the possibility of other shareholders obtaining the necessary shareholder vote to affect any change in the course of our business if they disagree with these significant shareholders.

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

Our common stock trades on the NYSE American and has low trading volumes compared to other companies traded on the NYSE American. Securities with low trading volumes are subject to greater volatility in price. We cannot predict how our common stock will trade in the future or the effect that trading volumes will have on our common stock price.

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

Strategic Initiatives

Any strategic initiatives that we may undertake may not achieve the benefits anticipated and could result in additional unanticipated costs, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations. We regularly evaluate our existing operations, service capacity and business efficiencies and, as a result of such evaluations, we may undertake strategic initiatives within our businesses. These strategic initiatives may not result in improvements in future financial performance. If we are unable to realize the benefits of any strategic initiatives or appropriately structure our businesses to meet market conditions, the strategic initiatives could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of March 31, 2018, we did not own any real property. We occupy executive offices at 512 Herndon Parkway, Herndon, VA 20170, consisting of approximately 13,000 square feet. We also lease office space at the following locations under long-term operating or short-term month-to-month leases:

5805 Blue Lagoon Drive	1767 Morris Avenue
Suite 110	Suite 101, First Floor
Miami, FL	Union, NJ

8929 South Sepulveda Boulevard	Two International Plaza
Suite 300	Suite 300
Los Angeles, CA	Philadelphia, PA

411 Camino Del Rio South	80-02 Kew Gardens Road
Suite 105	Suite 401
San Diego, CA	Kew Gardens, NY

Los Angeles World Airports	17 Battery Place
Tom Bradley International Terminal	Suite 223
Los Angeles, CA	New York, NY

890 Hillview Court, Suite 100	2400 Herodian Way
Milpitas, CA 95035	Suite 152
Smyrna, GA
8840 Warner Ave, Suite 301
Fountain Valley, CA	Suite 208-L Wilson Building
3511 Silverside Road, Concord Plaza
Pittsburgh International Airport	Wilmington, DE
1000 Airport Boulevard
Ticketing Level of the Landside Terminal Building	669 Elmwood Avenue
Pittsburgh, PA	Suite B-4
Providence, RI
21 Cummings Park
Suite 224	1458 Main Street
Woburn, MA	Buffalo, NY

Baltimore-Washington International Airport	Edificio Torre San Carlos
Baltimore, MD	Tegucigalpa, Honduras

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

The nature of our business is such that claims and lawsuits are regularly filed against the Company, the vast majority of which never lead to the award of substantial damages. We maintain general liability and workers’ compensation insurance coverage that we believe is appropriate to the relevant level of risk and potential liability that we face, relating to these matters. Some of the claims brought against us could result in significant payments; however, the exposure to us under general liability non-aviation related operations is limited to the first $25,000 per occurrence. The aviation related deductible is $5,000 per occurrence, with the exception of $50,000 for airport wheelchair and electric cart operations, $25,000 for damage to aircraft and $100,000 for skycap operations. Any punitive damage award would not be covered by the general liability insurance policy. The only other potential impact would be on future premiums, which may be adversely affected by an unfavorable claims history.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Trading Information

Shares of our common stock trade on the NYSE American, an exchange regulated market, under the ticker symbol “MOC.”

The following table sets forth, for the calendar periods indicated, the high and low sales price for our common stock as reflected on the NYSE American for each full quarterly period within the two most recent fiscal years.

	Common stock market price
Last Sales Price Period (1)	Low	High
2018
First Quarter	$2.41	$3.41
Second Quarter	2.70	3.43
Third Quarter	2.81	3.37
Fourth Quarter	2.85	3.25

2017
First Quarter	$2.15	$5.73
Second Quarter	2.58	4.15
Third Quarter	2.49	3.40
Fourth Quarter	2.41	3.18

(1) Reflects fiscal years ended March 31, 2018 and 2017 as indicated.

The above quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and may not represent actual transactions. The past performance of our common stock is not necessarily indicative of the price at which it may trade in the future.

As of May 17, 2018 there were approximately 1,500 holders of our common stock.

For certain information regarding our equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividends

To date, we have neither declared nor paid any cash dividends on shares of our common stock. Payment of dividends on our common stock, if any, will be within the discretion of our Board of Directors and will depend, among other factors, on the approval of our principal lender, our earnings and capital requirements and our operating and financial condition. The Credit Agreement with our primary lender, Wells Fargo Bank, N.A., currently prohibits the declaration or payment of cash dividends on any class of the Company’s stock. At present, our anticipated capital requirements and growth plans are such that we intend to follow a policy of retaining earnings, if any, to finance our business operations and any growth in our business.

Common Stock Repurchases

On December 8, 2011, the Company’s Board of Directors authorized a stock repurchase program that initially allowed us to repurchase up to $2,000,000 of our common stock on the open market. In November 2012, the Company’s Board of Directors authorized an increase of up to $4,000,000 of our common stock to be repurchased. To date, the Company has repurchased $3,058,873 of the $4,000,000 authorized under the stock repurchase program. The ability of the Company to repurchase shares under the stock repurchase program is subject to the approval of Wells Fargo under the Credit Agreement. Common stock repurchases are recorded as treasury stock, at cost. The program does not have a prescribed expiration date. See “Notes to Financial Statements—Note 17 Issuer Purchases of Equity Securities.” No shares were purchased during the fiscal years ended March 31, 2018 and March 31, 2017.

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

Minority Investment in Unconsolidated Affiliate

The Company including its consolidated subsidiary, OPS LLC, uses the equity method to account for its investment in OPSA. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary. OPSA has continued to experience a long-term decline in revenues and net income from continuing operations, which in turn has resulted in a continued reduction in its liquidity and its inability to meet its obligations of under its senior credit agreement. OPSA’s advisors and consultants have advised that OPSA is technically insolvent and has advised OPSA management to commence liquidation of OPSA including its wholly-owned operating subsidiary. As a result, the Company has determined that its investment in OPS LLC is permanently impaired and, as such, has recorded a $0.4 million non-cash charge during the quarter ended March 31, 2018 in order to reduce the fair value of the Company’s investment in OPS LLC to zero. This charge was reported as an impairment of an equity method investment in the consolidated statements of operations.

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

Workers’ compensation annual costs are comprised of premiums as well as incurred losses as determined at the end of the coverage period, subject to minimum and maximum amounts. Workers’ compensation insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the workers’ compensation insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points.

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

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. Non-cash charges of approximately $323,000 and $18,000 for stock based compensation have been recorded for the fiscal years ended March 31, 2018 and 2017, respectively.

Reclassifications

Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously recorded.

OVERVIEW

We principally provide uniformed security officers and aviation services to commercial, residential, financial, industrial, aviation and governmental customers through approximately 19 offices throughout the United States. In conjunction with providing these services, we assume responsibility for a variety of functions, including recruiting, hiring, training and supervising all operating personnel as well as paying such personnel and providing them with uniforms, fringe benefits and workers’ compensation insurance.

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

RESULTS OF OPERATIONS

Revenues

Our revenues increased by $25.8 million, or 15.9%, to $188 million for the fiscal year ended March 31, 2018, from $162.2 million in the prior year. The increase in revenues for the fiscal year ended March 31, 2018 was due mainly to the commencement of work for a large online retailer and its web services division in June and July 2017, and the commencement of work for the USPS in June 2016. These increases were partly offset by reductions in revenues from a major transportation company of approximately $12 million following the Company’s decision to terminate its relationship with this customer effective August 31, 2017.

Workers’ Compensation Costs

We have an insurance policy covering workers’ compensation claims in states in which we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of revenues were $2.2 million and $3.1 million for the fiscal years ended March 31, 2018 and 2017, respectively. The decrease in workers’ compensation expense is primarily due to a lower quantity and lower average value of actual incurred claims.

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

Gross Profit

Our gross profit increased by $1.9 million, or 10.4%, to $20.2 million (10.7% of revenues), for the fiscal year ended March 31, 2018, from $18.3 million (11.3% of revenues) for the fiscal year ended March 31, 2017. The increase in gross profit was due mainly to the commencement of work under new contracts with a large online retailer as discussed above, a reduction in overhead costs associated with the above mentioned terminated contract and a decrease in workers’ compensation insurance expense. These increases were partly offset by increased labor costs including training, overtime and subcontractor costs related to the commencement of the above-mentioned new contracts and a decrease in profits from a large international airline following a reduction in scope of services with this customer as well as increased labor costs and overall price reductions driven by competitive pressures. Cost of sales for the fiscal year ended March 31, 2018 includes approximately $90,000 of startup costs incurred in connection with and prior to the commencement of work under the above-mentioned new contracts.

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

General and Administrative Expenses

Our general and administrative expenses increased by $0.4 million, or 2.2%, to $18.7 million (9.9% of revenues) for the fiscal year ended March 31, 2018, from $18.3 million (11.3% of revenues) for the fiscal year ended March 31, 2017. The increase in general and administrative expenses for the fiscal year ended March 31, 2018 was attributable primarily to an increase in non-cash stock compensation costs of approximately $304,698, severance costs, increased general and administrative salaries and wages directly associated with the above-mentioned new business, partly offset by lower legal expenses, labor settlement and amortization costs. In addition, general and administrative costs for the fiscal year ended March 31, 2018 includes approximately $450,000 of startup costs incurred in connection with and prior to the commencement of new work described above under “Revenues.”

Provision for Doubtful Accounts

The provision for doubtful accounts for the year ended March 31, 2018 increased by $60,339 to net recoveries of $78,208 as compared with net recoveries of $138,547 in the corresponding period of the prior year. The increase in the net provision for doubtful accounts for the year ended March 31, 2018 was driven primarily by an increase in past due accounts partially offset by an increase in recoveries of specific accounts previously deemed uncollectible.

We periodically evaluate the requirement for providing for billing adjustments and/or credit losses on our accounts receivable. We provide for billing adjustments where our management determines that there is a likelihood of a significant adjustment for disputed billings. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, current trends, prior payment performance, the age of the receivables and our overall historical loss experience. Individual accounts are charged off against the allowance as management deems them as uncollectible. We do not know if bad debts will increase in future periods nor does our management believe that the decrease during the fiscal year ended March 31, 2018 compared with the same period of the prior year is necessarily indicative of a trend.

Interest Expense

Interest expense for the fiscal year ended March 31, 2018 increased by $245,102 to $551,226 from $306,124 in the fiscal year ended March 31, 2017. The increase in interest expense for the year ended March 31, 2018 was primarily due to higher average outstanding borrowings in support of higher revenues and higher interest rates under our credit agreement with Wells Fargo, described below.

Equity Earnings (Loss) in Minority Investment of Unconsolidated Affiliate

The Company uses the equity method to account for its investment in OPSA. The Company’s proportionate share of net loss for the fiscal years ended March 31, 2018 and 2017 was $141,200 and $82,000, respectively. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.

During the past four years OPSA revenues have declined significantly. The decline in revenues was driven by several factors including an overall reduction in world-wide shipping activity, reduced demand for security personnel as a result of declines in attempted and successful piracy attacks, lower insurance rates and lower oil prices allowing operators the option of longer routes through lower risk areas further leading to a decline in demand for security services. The maturing of this industry has also led to price competition further compressing revenues and margins.

The decline in revenues and certain increased operating costs has resulted in net operating losses for the year ending March 31, 2018, and accordingly, the Company has recorded its proportionate share of these losses totaling $141,200.

During the past year, OPSA has continued to experience a long-term decline in revenues and net income from continuing operations, which in turn has resulted in a continued reduction in its liquidity and its inability to meet its obligations of under its senior credit agreement. OPSA’s advisors and consultants have advised that OPSA is technically insolvent and has advised OPSA management to commence liquidation of OPSA including its wholly-owned operating subsidiary. As a result, the Company has determined that its investment in OPS LLC is permanently impaired and, as such, has recorded a $0.4 million non-cash charge during the quarter ended March 31, 2018 in order to reduce the fair value of the Company’s investment in OPS LLC to zero. This charge was reported as an impairment of an equity method investment in the consolidated statements of operations.

Provision for (Benefit from) Income Taxes

The provision for income taxes increased by $2.0 million to $1.9 for the fiscal year ended March 31, 2018 compared with a net tax benefit of $0.06 million in the fiscal year ended March 31, 2017. The Company’s effective income tax rate increased by 399.5% to 401.9% for the fiscal year ended March 31, 2018 from 2.4% for the fiscal year ended March 31, 2017. Pretax income increased by $2.9 million to $0.5 million in the fiscal year ended March 31, 2018 from a pretax loss of $2.4 million in the fiscal year ended March 31, 2017. The difference between the Company’s effective tax rate of 401.9% for the fiscal year ended March 31, 2018 and the Company’s statutory tax rate of approximately 30.8% is primarily attributable to a $1.55 million non-cash charge to adjust for the decline in the value of deferred tax assets resulting from the reduction in the federal corporate income tax rate, a $0.4 million non-cash charge to record the permanent impairment of the Company’s investment in OPSA, the Company’s proportionate share of the net loss of OPSA, higher pre-tax earnings, and permanent tax differences related to the exercise of stock options.

Earnings (Loss)

Our net loss for the fiscal year ended March 31, 2018 was $1.4 million as compared with net loss of $2.3 million for the fiscal year ended March 31, 2017. The decrease in net loss was primarily related to the aforementioned increase in gross profits, partly offset by an increase in the provision for income taxes resulting primarily from the $1.55 million non-cash charge noted above, an increase in general and administrative expenses, lower bad debt recoveries, an increase in interest expense, the impairment of the minority investment in OPS LLC and lower equity earnings in the minority investment in OPS LLC.

LIQUIDITY AND CAPITAL RESOURCES

We pay approximately 80% of our employees on a bi-weekly basis with the remaining employees being paid on a weekly basis, while customers pay for services generally within 60 days from the invoice date. We maintain a commercial revolving loan arrangement, currently with Wells Fargo Bank, National Association (“Wells Fargo”). We fund our payroll and operations primarily through borrowings under our $35.0 million credit facility with Wells Fargo (as amended, the “Credit Agreement”), described below under “Short Term Borrowings.”

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

Short-Term Borrowings

On February 12, 2009, we entered into a $20.0 million credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was most recently amended in March 2018 (see below) and matures March 31, 2020, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

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

On March 14, 2018, we entered into a ninth amendment (the “Ninth Amendment”) to our Credit Agreement. The Ninth Amendment increased the revolving line of credit from $27.5 million to $35 million.

Under the Credit Agreement, as of March 31, 2018, the interest rate was 3.5% for LIBOR loans and 4.125% for revolving loans. At March 31, 2018, we had approximately $1.2 million of cash on hand. We also had $14.0 million in LIBOR loans outstanding, $4.2 million of revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 84.4% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date. As of the close of business May 31, 2018, we had total short term borrowings, net of cash, of approximately $16.2 million, representing approximately 70% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the fiscal year ended March 31, 2018, we were in compliance with all covenants under the Credit Agreement.

Cash Flows

The following table summarizes our cash flow activity for the fiscal years ended March 31, 2018 and 2017:

	2018	2017
Net cash used in operating activities	$(6,205,504)	$(5,868,913)
Net cash used in investing activities	(535,505)	(10,394)
Net cash provided by financing activities	6,910,633	5,434,744

Investments and Capital Expenditures

We have no material commitments for investments and capital expenditures at this time.

Financing

The Company uses borrowings under its Credit Agreement to meet its working capital needs and may obtain short-term financing to meet its insurance needs. See “Short Term Borrowings” above.

Working Capital

Our working capital increased by $1.5 million or 15.9%, to $10.8 million as of March 31, 2018, from $9.3 million as of March 31, 2017.

There were checks issued in advance of deposits (defined as checks drawn in advance of future deposits) of $1.2 million as of March 31, 2018, compared with $0.6 million at March 31, 2017. Cash balances and book overdrafts can fluctuate materially from day to day depending on such factors as collections, timing of billing and payroll dates, and are covered via advances from the revolving loan as checks are presented for payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

OUTLOOK

Operating Initiatives

During the last few years the Company has pursued several initiatives to improve our competitive and strategic position. Significant progress has been made in rebuilding and strengthening our management team and improving the efficiency and functional effectiveness of our organization, systems and processes. The Company re-entered the U.S. federal government market with the commencement of work on the U.S. Postal Service (USPS) contract in June 2016. Also consistent with the Company’s initiative to compete for larger contract opportunities, the Company commenced work on a new multi-state security services contract with a large on-line retailer in April 2016 in the Southeast region and in June 2017 we commenced work with this customer in the Northeast/Mid-west region of the country. The Company also recently announced a new contract to provide physical security for data centers for the web services segment of the major on-line retailer which commenced in July 2017. In addition, the Company announced on October 2, 2017 the award of a five year contract with the Department of State to provide armed security at the U.S. Embassy in Honduras which will open another line of security services. Despite the recent loss of a significant scope of work with a major customer, we expect to continue to pursue similar large opportunities in multiple end markets. These large service agreements provide significant opportunities to leverage operating and administrative costs.

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

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security officer and aviation services divisions at acceptable margins, while minimizing terminations of contracts with existing customers. We may pursue complementary acquisition opportunities to leverage our management structure and deliver accretive earnings with acceptable collection terms. Our focus on larger, long-term service agreements provides another path to add significant additional revenue similar to that of the U.S. Postal Service contract, the TSA Indefinite Delivery Indefinite Quantity Award, and other commercial and federal contract opportunities. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions. Our current focus is on increasing our revenues, as our sales and marketing team and branch managers’ work to develop new business and retain profitable contracts. Also, intense competition from other security services companies impacts our ability to gain or maintain sales, gross margins and/or employees. During recent years, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and are likely to implement additional measures in the future. Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us. Additionally, our aviation services division is continually subject to such government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and the document verification process at several of our domestic airport locations.

Our gross profit margin decreased during the fiscal year ended March 31, 2018 to 10.7% of revenues, compared with 11.3% for fiscal 2017. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

For the fiscal year ended March 31, 2018, our security services division generated approximately $128 million or 68% of our total revenues and our aviation services division generated approximately $60 million or 32% of our total revenues.

As noted earlier, on February 12, 2009, we entered into a $20.0 million credit facility with Wells Fargo, as described above, which was recently increased to $35.0 million in March 2018. As of the close of business on May 31, 2018, our cash availability is approximately $7.6 million, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will continue to be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2018 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2018 and for the period then ended.

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)	There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the fourth quarter of fiscal 2018 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be set forth in our Proxy Statement for our 2018 Annual Meeting of Stockholders which is expected to be filed with the SEC within 120 days of the close of the our fiscal year ended March 31, 2018 (the “2018 Proxy Statement”) under the captions “Proposal One: Election of Directors,” “Information Concerning Executive Officers,” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the 2017 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the 2018 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the 2018 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board Meetings and Committees,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be set forth in the 2018 Proxy Statement under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a)
Page Number from this Form 10-K
	(1)	Financial Statements:
		Report of Independent Registered Public Accounting Firm	F-1
		Consolidated Balance Sheets - March 31, 2018 and 2017	F-2
		Consolidated Statements of Operations - years ended March 31, 2018 and 2017	F-3
		Consolidated Statements of Changes in Stockholders’ Equity - years ended March 31, 2018 and 2017	F-4
		Consolidated Statements of Cash Flows - years ended March 31, 2018 and 2017	F-5
		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedule:

		Schedule II - Valuation and Qualifying Accounts	F-26

Schedules not listed above have been omitted as not applicable, immaterial or disclosed in the Consolidated Financial Statements or notes thereto.

	(3)	Exhibits:

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

Date: June 11, 2018

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

Signature	Title	Date

/s/ Thomas P. Kikis	Chairman of the Board	June 11, 2018
Thomas P. Kikis

/s/ Craig P. Coy	Director and Chief Executive Officer	June 11, 2018
Craig P. Coy	(Principal Executive Officer)

/s/ N. Paul Brost	Chief Financial Officer	June 11, 2018
N. Paul Brost	(Principal Accounting Officer)

/s/ James P. Heffernan	Director	June 11, 2018
James P. Heffernan

/s/ Mark Sullivan	Director	June 11, 2018
Mark Sullivan

/s/ Jerry L. Johnson	Director	June 11, 2018
Jerry L. Johnson

COMMAND SECURITY CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit of Incorporation 3.3 of the Form 10-K for the fiscal year ended March 31, 1993.
3.2	By-Laws, as amended	Incorporated by reference to Exhibit 3.1 on Form 8-K filed September 25, 2013.
3.4	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.4 on Form 10-K for the fiscal year ended March 31, 2010.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.A to Amendment #1 to Registrant’s Registration Statement on Form S-18, file number 33, 35007-NY.
4.2	Specimen Series A Preferred Stock Certificate	Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-1 filed October 27, 1993.
10.1	Agreement for Purchase and Sale of Assets dated June 13, 2006, for the acquisition of Sterling Protective Group, Inc.	Incorporated by reference to Exhibit 10.6 of the Form 8-K filed June 13, 2006.
10.2	Stock Purchase Agreement dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 12, 2007.
10.3	Amended and Restated Plan of Merger dated April 12, 2007, for the acquisition of Brown Security Industries, Inc.	Incorporated by reference to Exhibit 10.3 of the Form 8-K filed April 12, 2007.
10.4	Wells Fargo Business Credit, Credit and Security Agreement dated February 12, 2009	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed February 17, 2009.
10.5	Second Amendment to Wells Fargo Business Credit and Security Agreement dated as of October 18, 2011	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 18, 2011.
*10.6	2000 Stock Option Plan	Incorporated by reference to Exhibit 99.25 of the Form 10-K for the fiscal year ended March 31, 2001 filed July 3, 2001.
*10.7	2005 Stock Incentive Plan	Incorporated by reference to Exhibit 99.5 of the Form 10-K for the fiscal year ended March 31, 2006 filed June 28, 2006.
*10.8	2009 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A of the 2009 Proxy Statement filed July 29, 2009.
*10.9	Craig P. Coy Employment Agreement	Incorporated by reference to Exhibit 10.13 of the Form 10-K for the fiscal year ended March 31, 2012.
*10.10	Scott Landry Employment Offer Letter dated October 1, 2012	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 4, 2012.
10.11	Third Amendment to Credit and Security Agreement dated as of November 6, 2012, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 8, 2012.
*10.12	N. Paul Brost Employment Offer Letter dated January 11, 2013	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed January 17, 2013.
*10.13	Coy Employment Agreement Extension dated December 23, 2014	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed December 29, 2014
10.14	Award of the U.S. Postal Service contract No. 2BEMPS-15-B-0029 under Solicitation No. 2B-14-A-0078	Incorporated by reference to Exhibit 10.14 of the Form 10-K filed June 27, 2016
10.15	Fifth Amendment to Credit and Security Agreement dated as of November 13, 2015, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed November 16, 2015
10.16	Sixth Amendment to Credit and Security Agreement dated as of February 12, 2016, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 10-Q filed February 16, 2016
10.17	Seventh Amendment to Credit and Security Agreement dated as of October 12, 2016, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to exhibit 10.1 of the Form 8-K filed October 17, 2016
10.18	Eighth Amendment to Credit and Security Agreement dated as of March 30, 2017, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed April 5, 2017
10.19	Ninth Amendment to Credit and Security Agreement dated as of March 14, 2018, between Command Security Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 of Form 8-K filed March 19, 2018.
11.1	Computation of Income (Loss) Per Share of Common Stock	Incorporated by reference to Note 9 of the Consolidated Financial Statements filed with this Annual Report on Form 10-K.
31.1	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
31.2	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a)	Filed herewith.
32.1	Section 1350 Certifications	Filed herewith.
32.2	Section 1350 Certifications	Filed herewith.
99.1	Press Release dated June 11, 2018 announcing March 31, 2018 fourth quarter and fiscal year results	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

* Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Command Security Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Command Security Corporation (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2018, the related notes, and the financial statement schedule in Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ D’Arcangelo & Co., LLP
We have served as the Company’s auditor since 1996.
Poughkeepsie, New York June 11, 2018

Command Security Corporation

Consolidated Balance Sheets

March 31, 2018 and 2017

	March 31, 2018	March 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$1,211,915	$1,042,291
Accounts receivable, net of allowance for doubtful accounts of $335,192 and $542,489, respectively	36,831,394	29,189,233
Prepaid expenses	1,933,500	1,784,990
Other assets	3,321,345	2,821,172
Total current assets	43,298,154	34,837,686

Furniture and equipment at cost, net	559,976	146,345

Other assets:
Intangible assets, net	921,902	1,028,582
Minority investment in unconsolidated affiliate	-	513,291
Other assets	3,508,469	5,253,946
Total other assets	4,430,371	6,795,819

Total assets	$48,288,501	$41,779,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$1,167,097	$583,201
Short-term borrowings	18,234,089	12,228,679
Accounts payable	1,354,817	1,786,412
Accrued and other liabilities	11,753,423	10,932,653
Total current liabilities	32,509,426	25,530,945

Insurance reserves	582,481	366,323
Other non-current liabilities	46,601	-
Total liabilities	33,138,508	25,897,268

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value per share, 50,000,000 shares authorized, 11,714,308 and 10,127,651 shares issued and outstanding, respectively, at March 31, 2018 and 11,600,386 and 9,848,186 shares issued and outstanding, respectively, at March 31, 2017	1,172	1,160
Treasury stock, at cost, 1,584,418 shares and 1,752,200 shares, respectively	(2,609,881)	(2,885,579)
Additional paid-in capital	18,958,453	18,535,051
Accumulated earnings (deficit)	(1,199,751)	231,950
Total stockholders’ equity	15,149,993	15,882,582

Total liabilities and stockholders’ equity	$48,288,501	$41,779,850

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation

Consolidated Statements of Operations

Years Ended March 31, 2018 and 2017

	2018	2017

Revenues	$187,962,056	$162,179,249
Cost of revenues	167,800,629	143,910,434

Gross profit	20,161,427	18,268,815

Operating expenses
General and administrative	18,700,819	18,299,827
Provision for (recoveries of) doubtful accounts, net	(78,208)	(138,547)
	18,622,611	18,161,280

Operating income	1,538,816	107,535

Other expenses
Interest expense	(551,226)	(306,124)

Income (loss) before income taxes and equity loss in minority investment of unconsolidated affiliate	987,590	(198,589)

Equity loss in minority investment of unconsolidated affiliate	(141,200)	(82,000)

Impairment of equity method minority investment of unconsolidated affiliate	(372,091)	(2,100,000)

Income (loss) before income taxes	474,299	(2,380,589)

Provision for (benefit from) income taxes	1,906,000	(56,000)

Net loss	$(1,431,701)	$(2,324,589)

Loss per share of common stock
Basic	$(0.14)	$(0.24)
Diluted	$(0.14)	$(0.24)

Weighted average number of common shares outstanding
Basic	9,949,652	9,824,763
Diluted	9,949,652	9,824,763

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended March 31, 2018 and 2017

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings / (Deficit)	Total

Balance at March 31, 2016	-	1,155	(2,885,579)	18,410,595	2,556,539	18,082,710

Options exercised, net		5		95,964		95,969
Stock based compensation tax benefits				10,577		10,577
Stock compensation cost				17,915		17,915
Net loss					(2,324,589)	(2,324,589)

Balance at March 31, 2017	-	1,160	(2,885,579)	18,535,051	231,950	15,882,582

Options exercised, net		12		173,150		173,162
Issuance of treasury stock			238,791	(17,190)		221,601
Issuance of restricted stock units			36,907	(55,171)		(18,264)
Stock compensation cost				322,613		322,613
Net loss					(1,431,701)	(1,431,701)

Balance at March 31, 2018	$-	$1,172	$(2,609,881)	$18,958,453	$(1,199,751)	$15,149,993

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation

Consolidated Statements of Cash Flows

Years Ended March 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(1,431,701)	$(2,324,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	217,454	458,590
Provision for (recoveries of) doubtful accounts	(78,209)	(138,547)
Equity loss in minority investment of unconsolidated affiliate	141,200	82,000
Impairment of equity method minority investment of unconsolidated affiliate	372,091	2,100,000
Rent expense	22,860	24,298
Stock based compensation costs	322,613	17,915
Insurance reserves	216,158	(246,139)
Deferred income taxes	1,733,734	37,689
Changes in operating assets and liabilities:
Accounts receivable	(7,563,952)	(7,160,063)
Prepaid expenses	(148,510)	68,474
Other assets	(477,329)	(1,516,300)
Change in accounts payable and other liabilities	421,486	3,427,759
Change in other long term liabilities	46,601	(700,000)
Net cash used in operating activities	(6,205,504)	(5,868,913)

Cash flows from investing activities:
Purchases of equipment	(535,505)	(10,394)
Net cash used in investing activities	(535,505)	(10,394)

Cash flows from financing activities:
Net advances on short-term borrowings	6,005,410	5,216,936
Change in checks issued in advance of deposits	583,895	111,262
Proceeds from option exercises, net	339,592	106,546
Tax withholding related to net share settlements of restricted stock units	(18,264)	-
Net cash provided by financing activities	6,910,633	5,434,744

Net change in cash and cash equivalents	169,624	(444,563)

Cash and cash equivalents, beginning of period	1,042,291	1,486,854

Cash and cash equivalents, end of period	$1,211,915	$1,042,291

See accompanying Notes to Consolidated Financial Statements

F-5

Command Security Corporation

Consolidated Statements of Cash Flows, Continued

Years Ended March 31, 2018 and 2017

1. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the years for:

	2018	2017

Interest	$501,389	$297,373
Income taxes	13,427	10,180

See accompanying Notes to Consolidated Financial Statements

Command Security Corporation

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

1. Business Description and Summary of Accounting Policies

The following is a description of the principal business activities and significant accounting policies employed by Command Security Corporation. In this discussion, the words “Company”, “we”, “our” and “us” refer to Command Security Corporation.

Principal Business Activities

We are a security services company which principally provides uniformed security officers and aviation security services to commercial, financial, industrial, aviation and governmental customers throughout the United States and Central America. We provide our security services to our customers through Command Security, our security division, and our aviation security services through our Aviation Safeguards division. The Company has operations in Alabama, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, Wisconsin, Puerto Rico and Honduras.

Principles of Consolidation

The consolidated financial statements include the accounts of Command Security Corporation and its consolidated subsidiaries. All intercompany balances and transactions are eliminated upon consolidation. The Company’s revenues and expenses transacted in foreign currencies are translated based on the monthly average exchange rate for the month in which each transaction occurred. Realized gains and losses on foreign currency transactions are recorded in general and administrative expenses on the Company’s consolidated statements of operations. Amounts recorded as foreign currency exchange gains and losses were not material for the fiscal year ended March 31, 2018. Assets and liabilities of the Company denominated in foreign currencies are translated at the exchange rate in effect as of the balance sheet date. Amounts recorded as a result of translation adjustments are not material as of March 31, 2018 and therefore we did not present the translation adjustments as a separate component of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Minority Investment in Unconsolidated Affiliate

The Company including its consolidated subsidiary, OPS LLC, uses the equity method to account for its investment in OPSA. Equity method investments are recorded at original cost and adjusted periodically to recognize: (i) our proportionate share of investees’ net income or losses after the date of the investment; (ii) additional contributions made or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company reviews its investment accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary. During the past year, OPSA has continued to experience a long-term decline in revenues and net income from continuing operations, which in turn has resulted in a continued reduction in its liquidity and its inability to meet its obligations of under its senior credit agreement. OPSA’s advisors and consultants have advised that OPSA is technically insolvent and has advised OPSA management to commence liquidation of OPSA including its wholly-owned operating subsidiary. As a result, the Company has determined that its investment in OPS LLC is permanently impaired and, as such, has recorded a $0.4 million non-cash charge during the quarter ended March 31, 2018 in order to reduce the fair value of the Company’s investment in OPS LLC to zero. This charge was reported as an impairment of an equity method investment in the consolidated statements of operations

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is generally recorded using the straight-line method over estimated useful lives of the equipment ranging from three to seven years.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

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

Workers’ compensation annual costs are comprised of premiums as well as incurred losses as determined at the end of the coverage period, subject to minimum and maximum amounts. Workers’ compensation insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the workers’ compensation insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points.

The Company is self-insured up to certain stop loss amounts for worker’s compensation claims. The Company has purchased stop loss coverage that insures individual claims that exceed $500,000. Additionally, the Company has purchased stop loss coverage that insures claims in the aggregate that exceed $7.7 million and $6.5 million for the policy years ended September 30, 2018 and 2017 respectively.

The Company’s workers’ compensation insurance premiums (including loss fund deposits, surcharges, assessments, broker’s fees and excluding loss fund handling charges) were $3.44 million and $3.27 million for the policy years ended September 30, 2018 and 2017, respectively. Related loss handling charges for the policy year ended September 30, 2018 as of March 31, 2018 were approximately $50,000 as compared with loss handling charges of approximately $75,000 for the full policy year ended September 30, 2017. Since October 1, 2015, the Company has utilized the services of a third party administrator to manage workers’ compensation claims.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties as selling, general and administrative expense. We did not have any unrecognized tax benefits as of March 31, 2018 and 2017.

Income (Loss) per Share

Under the requirements of FASB ASC 260, Earnings per Share, the dilutive effect of potential common shares, if any, is excluded from the calculation for basic earnings per share. Diluted earnings per share are presented for the fiscal years ended March 31, 2018 and 2017 because of the effect the assumed issuance of common shares would have if the outstanding stock options were exercised.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

For the fiscal years ended March 31, 2018 and 2017, the Company reported net loss and, accordingly, potential common shares that would cause dilution, such as employee stock options and restricted stock units, have been excluded from the diluted share count because their inclusion would have been anti-dilutive.

Stock-Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests.

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

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. In July 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09 by one year, making it effective for the Company’s fiscal year ending March 31, 2019. Subsequently, the FASB also issued a series of amendments to the new revenue standards. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Based on the Company’s evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2014-09 is consistent with our revenue recognition policy under previous guidance. We adopted the new standard effective April 1, 2018, using the modified retrospective approach and will expand our consolidated financial statement disclosures in order to comply with the ASU. We have determined the adoption of ASU 2014-09 will not have a material impact on our results of operations, cash flows or financial condition.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as non-current on the balance sheet. The Company adopted this standard effective April 1, 2017 and applied the new standard retrospectively. Other than the reclassification of the current deferred tax asset in the amount of approximately $1.2 million to long term assets as of March 31, 2017, the adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies accounting and presentation of share-based payments, primarily relating to the recognition and classification of excess tax benefits, accounting for forfeitures and tax withholding requirements. ASU 2016-09 is effective for the Company’s fiscal year ending March 31, 2018. Previously, excess tax benefits or deficiencies from the Company’s equity awards were recorded as additional paid-in capital in its balance sheets. Upon adoption during the first quarter of the Company’s fiscal year ending March 31, 2018, the Company began recording any excess tax benefits or deficiencies from its equity awards in its statements of income in the reporting periods in which the benefit or deficiency is realized. As a result, the Company’s income tax expense and associated effective tax rate are impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards. The amendments also allow for a one-time accounting policy election to either account for forfeitures as they occur or to estimate forfeitures as required by current guidance. The Company elected to account for forfeitures as they occur. The adoption of this accounting policy on a prospective basis did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

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

2. Furniture and Equipment

Furniture and equipment at March 31, 2018 and 2017 consist of the following:

	2018	2017

Transportation equipment	$453,069	$232,954
Security equipment	1,630,210	1,347,003
Office furniture and equipment	2,800,605	2,785,052

	4,883,884	4,365,009
Accumulated depreciation	(4,323,908)	(4,218,664)

Total	$559,976	$146,345

Depreciation expense for the fiscal years ended March 31, 2018 and 2017 was $110,774 and $122,206, respectively.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

3. Intangible Assets

Intangible assets at March 31, 2018 and 2017 consist of the following:

	2018	2017

Customer Lists	$4,274,915	$4,274,915
Goodwill	895,258	895,258
	5,170,173	5,170,173

Accumulated amortization	(4,248,271)	(4,141,591)
Total	$921,902	$1,028,582

Included in intangible assets for the fiscal years ended March 31, 2018 and 2017 is goodwill of $895,258 that is not subject to amortization. Amortization expense for the fiscal years ended March 31, 2018 and 2017 was $106,680 and $336,384, respectively. Amortization expense for the year ending March 31, 2019 for the intangible assets noted above will be $26,644.

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

During the past four years OPSA revenues have declined significantly. The decline in revenues has been driven by several factors including an overall reduction in world-wide shipping activity, reduced demand for security personnel as a result of declines in attempted and successful piracy attacks, lower insurance rates and lower oil prices allowing operators the option of longer routes through lower risk areas further leading to a decline in demand for security services. The maturing of this industry has also led to price competition further compressing revenues and margins.

The decline in revenues and certain increased operating costs have resulted in net operating losses for the years ended March 31, 2018 and 2017, and accordingly, the Company has recorded its proportionate share of these losses totaling $141,200 and $82,000, respectively.

During the past year, OPSA has continued to experience a long-term decline in revenues and net income from continuing operations, which in turn has resulted in a continued reduction in its liquidity and its inability to meet its obligations under its senior credit agreement. OPSA’s advisors and consultants have advised that OPSA is technically insolvent and has advised OPSA management to commence liquidation of OPSA including its wholly-owned operating subsidiary. As a result, the Company has determined that its investment in OPS LLC is permanently impaired and, as such, has recorded a $0.4 million non-cash charge during the quarter ended March 31, 2018 in order to reduce the fair value of the Company’s investment in OPS LLC to zero. The Company had previously recorded a $2.1 million non-cash impairment charge during the fiscal year ended March 31, 2017. These charges were reported as impairment of an equity method investment in the consolidated statements of operations.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

Our investment in OPSA which is included in minority investment in unconsolidated affiliate in our balance sheet consists of the following:

	March 31, 2018	March 31, 2017

Capital contributions	$2,125,000	$2,125,000
Cumulative share of income	347,091	488,291
Impairment of equity method investment	(2,472,091)	(2,100,000)
Investment balance	$-	$513,291

The following summarizes the combined assets, liabilities and equity, and combined results of operations of our equity method investment in OPSA as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Current assets	$1,037,657	$1,492,360
Goodwill	10,883,611	9,941,946
Other non-current assets	32,714	97,340
Total assets	$11,953,982	$11,531,646

Current liabilities	$3,897,336	$6,411,313
Non-current liabilities	5,815,353	1,430,819
Shareholders’ equity	2,241,293	3,689,514
Total liabilities and shareholders’ equity	$11,953,982	$11,531,646

Condensed consolidated statement of operations for the year ended December 31, 2017 and December 31, 2016:

	2017	2016
Net operating revenues	$4,109,421	$8,948,531
Gross profit	$1,001,494	$2,812,742
Operating income (loss)	$(701,196)	$826,821
Net loss from continuing operations	$(494,667)	$(368,194)

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

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

6. Other Assets

Other assets at March 31, 2018 and 2017 consist of the following:

	March 31, 2018	March 31, 2017

Workers’ compensation insurance	$3,321,345	$2,804,341
Other receivables	-	16,831
Security deposits	126,428	138,171
Deferred tax asset	3,382,041	5,115,775
	6,829,814	8,075,118

Current portion	(3,321,345)	(2,821,172)

Total non-current portion	$3,508,469	$5,253,946

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

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2018 and 2017 consist of the following:

	March 31, 2018	March 31, 2017

Payroll and related expenses	$10,117,671	$8,076,807
Taxes and fees payable	324,823	325,763
Accrued interest payable	63,401	13,508
Other	1,247,528	2,516,575

Total	$11,753,423	$10,932,653

8. Borrowings

Short-term borrowings at March 31, 2018 and 2017 consist of the following:

	March 31, 2018	March 31, 2017

Line of credit	$18,234,089	$12,228,679

On February 12, 2009, we entered into a $20.0 million, credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) which was most recently amended in March 2018 (see below), matures in March 2020, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

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

On March 14, 2018, we entered into a ninth amendment (the “Ninth Amendment”) to our Credit Agreement. The Ninth Amendment increased the revolving line of credit from $27.5 million to $35 million.

Under the Credit Agreement, as of March 31, 2018, the interest rate was 3.5% for LIBOR loans and 4.125% for revolving loans. At March 31, 2018, we had approximately $1.2 million of cash on hand. We also had $14.0 million in LIBOR loans outstanding, $4.2 million of revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing 81% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

9. Income (Loss) per Share

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. Non-cash charges of approximately $323,000 and $18,000 for stock based compensation have been recorded for the years ended March 31, 2018 and 2017, respectively.

The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net loss for the fiscal years ended March 31, 2018 and 2017:

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Year ended March 31, 2018
Basic and diluted EPS	$(1,431,701)	9,949,652	$(0.14)

Year ended March 31, 2017
Basic and diluted EPS	$(2,324,589)	9,824,763	$(0.24)

For the fiscal years ended March 31, 2018 and 2017, the Company reported net loss and, accordingly, potential common shares that would cause dilution, such as employee stock options and restricted stock units, have been excluded from the diluted share count because their inclusion would have been anti-dilutive. For the fiscal years ended March 31, 2018 and 2017, the fully diluted shares would have been 10,520,962 and 10,216,594, respectively.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

10. Retirement Plans

In November 1999, we adopted a qualified retirement plan providing for elective employee deferrals and discretionary employer contributions to non-highly compensated participants. The plan allows for employer contributions for certain employees working under specific customer contracts, as defined. On January 1, 2018, the Company amended its qualified retirement plan to create a ‘safe harbor’ plan. The safe harbor plan eliminates the requirement for non-discrimination testing that would otherwise be required under the Internal Revenue Code (the “Code”). To comply with the safe harbor provisions of the Code, the company matches 100% of the first 4% of employee contributions and the employer match vests immediately. This plan is offered to all eligible employees, including those classified as “highly compensated” under the Code. Our expense under this plan for the fiscal years ended March 31, 2018 and 2017 was approximately $840,000 and $640,000, respectively.

11. Concentrations of Credit Risk and Significant Customers

Geographic concentrations of credit risk with respect to trade receivables are primarily in the New York Metropolitan area with approximately 24% and 30% of total receivables as of March 31, 2018 and 2017, in California with approximately 10% and 14% of total receivables as of March 31, 2018 and 2017, and in Virginia with approximately 12% and 3% of total receivables as of March 31, 2018 and 2017, respectively. The remaining trade receivables consist of a large number of customers dispersed across many different geographic regions. During the fiscal years ended March 31, 2018 and 2017 we generated 32% and 36%, respectively, of our revenue from aviation and related services. Accounts receivable due from the commercial airline industry comprised 19% and 21% of net receivables as of March 31, 2018 and 2017. Our remaining customers are not concentrated in any specific industry. We rely on a limited number of customers for a significant portion of our revenues. In the fiscal year ended March 31, 2018, the Company had six customers, who represented approximately 60% of the Company’s total revenues. These six customers include one domestic and one international airline, the U.S. Postal Service (“USPS”), a large transportation company, an online retailer and web services provider and a northeast U.S. based healthcare facility. Two of these six customers represented 24% and 14% of total revenue, respectively. The contract with the large transportation company was terminated effective August 31, 2017. In addition, the scope of work with the large on-line retailer, representing 18% of total revenues, was terminated effective May 31, 2018. Total revenues from the remaining five largest customers represent approximately 37% of the Company’s total revenues for the fiscal year ended March 31, 2018. While the Company’s cost structure is highly variable and largely identifiable to the delivery of services for any specific contract, any loss of business with these customers could have a material adverse effect on our business, financial condition and results of operation. In the fiscal year ended March 31, 2017, the Company had six customers who represented approximately 52% of the Company’s total revenue in the aggregate, with two of those customers representing 13% of total revenue, respectively. These customers included one domestic and one international airline, the U.S. Postal Service, a transportation company, an online retailer and web services provider and a northeast U.S. based healthcare facility. We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses in such accounts. Company management believes the risk of loss associated with these accounts to be remote.

12. Insurance Reserves

We have an insurance policy covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical payout profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $2.2 million and $3.1 million, for the fiscal years ended March 31, 2018 and 2017, respectively.

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

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

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

Approximately 60% of our workforce is not subject to a labor union. The remaining 40% of our workforce, including in particular, a number of employees based in our New York City security services office and at John F. Kennedy International and LaGuardia airports are subject to collective bargaining agreements. Two of the agreements, covering approximately 8% of our employees, expired on March 31, 2017 and June 28, 2017. We are currently involved in negotiations to renew the expired agreements. The remaining nine agreements are set to expire in September 2018 and thereafter.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

14. Commitments

Leases

We are obligated under various operating lease agreements for office space, equipment and auto rentals. Rent expense under operating lease agreements approximated $2.3 million and $2.5 million, for the fiscal years ended March 31, 2018 and 2017, respectively.

There are no future minimum payments under long-term non-cancelable capital lease agreements. The future minimum payments under long-term non-cancelable operating lease agreements are as follows:

Operating
Leases

March 31, 2019	$1,446,000
March 31, 2020	951,000
March 31, 2021	637,000
March 31, 2022	530,000
March 31, 2023	434,000
Thereafter	554,000
Total	$4,552,000

15. Stock Based Compensation

FASB ASC 718, Stock Compensation , requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vest.

In November 2000, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock option plan. Under the stock option plan, substantially all employees are eligible to receive options to purchase up to an aggregate of 500,000 shares at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In May 2010, options to purchase 205,000 shares of the Company’s common stock were issued. No options may be granted under this plan after 2010. During the fiscal year ended March 31, 2017, 4,200 options were forfeited. During the fiscal years ended March 31, 2018 and 2017, no options were exercised under this plan. During the fiscal year ended March 31, 2018, 1,200 options were forfeited. The remaining 50,200 outstanding options are exercisable at any time before May 26, 2020 at $2.40 per share.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

In September 2005, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In September and April 2007, options to purchase 80,000 and 65,000 shares of the Company’s common stock were issued. No options may be granted under this plan after July 29, 2015. During the fiscal year ended March 31, 2017, the company received proceeds of approximately $27,000 in connection with the exercise of stock options to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.67 per share. During fiscal year ended March 31, 2018, 25,000 options expired. The vested outstanding options are exercisable as follows:

Options Outstanding	Exercise Price	Expiration Date
13,753	$3.36	September 17, 2018
500,000	3.37	September 28, 2018
14,233	3.08	December 30, 2018

In September 2009, the Company’s Board of Directors and stockholders approved the adoption of a qualified stock incentive plan. Under the stock incentive plan, substantially all employees of and consultants to, the Company, are eligible to receive options to purchase up to an aggregate of 2,250,000 shares of the Company’s common stock at an exercise price that cannot be less than the fair market value of the shares on the date the options are granted. In April, May, July and October 2010, options to purchase 116,283, 120,000, 31,624 and 74,616 shares of the Company’s common stock were issued, respectively. In March, June and September 2011, options to purchase 169,683, 109,553 and 120,000 shares of the Company’s common stock were issued. In January, April, August and November 2012, options to purchase 928,817 shares of the Company’s common stock were issued. In June and July 2013, options to purchase 120,000 shares of the Company’s common stock were issued. In July and December 2014, options to purchase 370,000 shares of the Company’s common stock were issued. During the fiscal year ended March 31, 2017, the Company received proceeds of approximately $69,000 in connection with the exercise of stock options to purchase 45,568 shares of the Company’s common stock at an exercise price of $1.52 per share. In September 2017, the Company’s Board of Directors and stockholders approved the amendment and restatement of the plan. The amendment increased the number of common shares available for issuance by 1,750,000 shares to 4,000,000 shares and extended the term of the plan through September 14, 2027. During the fiscal year ended March 31, 2018, the Company received proceeds of approximately $395,000 in connection with the exercise of stock options to purchase 258,922 shares of the Company’s common stock. The vested outstanding options are exercisable as follows:

Options Outstanding	Exercise Price	Expiration Date

18,425	$3.08	December 30, 2018
35,000	2.40	May 26, 2020
50,000	2.01	October 20, 2020
70,000	1.42	September 12, 2021
240,000	1.64	January 2, 2022
180,000	2.30	January 2, 2022
180,000	3.00	January 2, 2022
70,000	1.28	April 4, 2022
165,000	1.91	January 16, 2023
60,000	1.61	June 2, 2023
50,000	1.43	July 21, 2023
85,000	1.80	July 16, 2024
80,000	3.25	December 15, 2024
30,000	1.92	December 15, 2024
100,000	1.79	December 22, 2024
33,000	1.65	August 16, 2025
50,000	2.66	March 6, 2027

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

Certain of the option and warrant agreements contain anti-dilution adjustment clauses.

A summary of activity related to all Company stock option activity for the years ended March 31, 2018 and 2017, is as follows:

	Options
	Exercise	Number of
	Price	Shares

Outstanding at March 31, 2016	$1.28 - 3.37	2,426,501

Issued	$2.66	50,000
Exercised	$1.52 – 2.67	(55,568)
Forfeited	$2.40	(4,200)

Outstanding at March 31, 2017	$1.28 - 3.37	2,416,733

Exercised	$1.28 – 1.80	(258,922)
Forfeited	$2.40 – 3.25	(66,200)
Outstanding at March 31, 2018	$1.28 - 3.37	2,091,611

At March 31, 2018 there were 2,074,611 options outstanding and exercisable at prices ranging from $1.28 to $3.37 and 4,005,994 shares reserved for issuance under all stock arrangements. At March 31, 2018, there was $2,885 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested options. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 3 months.

Significant option groups outstanding and exercisable at March 31, 2018 and the related weighted average exercise price and life information are as follows:

			Weighted
			Average
Range of	Options	Options	Exercise	Remaining
Exercise Price	Outstanding	Exercisable	Price	Life (years)

$1.28 - $3.25	2,091,611	2,074,611	$2.41	3.6

The total intrinsic value of options outstanding as of March 31, 2018 was approximately $1,544,791.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

No stock options were granted during the fiscal year ended March 31, 2018. The weighted average estimated value of stock options granted during the fiscal year ended March 31, 2017 was $1.30. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2018	2017

Risk-free interest rate	n/a	2.02%
Years until exercise	n/a	5.00
Volatility	n/a	55.3%
Dividend yield	n/a	0.00%
Termination rate	n/a	n/a

During the fiscal year ended March 31, 2018, Restricted Stock Units (“RSUs”) totaling 285,000 were awarded.

The following table summarizes the RSUs outstanding at March 31, 2018 and activity for the fiscal year then ended.

	Restricted Stock Units	Weighted Average Award Date Fair Value

Non-vested at March 31, 2017	0	n/a
Awarded	285,000	$ 3.24
Vested	(78,750)	$ 3.24
Non-vested at March 31, 2018	206,250	$ 3.24

The fair value of restricted stock units is based on the closing stock price of an unrestricted share of the Company’s common stock on the date of award. Each vested restricted stock unit is convertible into one share of the Company’s common stock. The non-vested restricted stock units outstanding at March 31, 2018 will vest monthly through fiscal year 2021. At March 31, 2018, there was $668,250 of total unrecognized compensation expense from unvested restricted stock units. The compensation expense is to be recognized over a remaining vesting period of 27 months.

The Company recorded total stock based compensation costs of $322,613 and $17,915 for the fiscal years ended March 31, 2018 and 2017, respectively. The Company recognized a tax benefit related to stock based compensation of approximately $122,000 and $7,300 for the fiscal years ended March 31, 2018 and 2017, respectively. The tax benefit recognized on options exercised during the fiscal years ended March 31, 2018 and 2017 was approximately $143,000 and $23,700, respectively. A tax benefit of approximately $39,000 was recognized on RSUs issued during the fiscal year ended March 31, 2018. As a result of the prospective adoption of ASU 2016-09, the Company recognized an excess benefit of approximately $104,000 during the fiscal year ended March 31, 2018.

16. Income Taxes

On December 22, 2017, the United States government (“U.S.”) enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 34% to 21%, a one-time repatriation tax on deferred foreign income, deductions, credits and business related exclusions.

The permanent reduction to the U.S. federal corporate income tax rate from 34% to 21% was effective January 1, 2018 (the “Effective Date”). When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment. As a result of the Tax Act, the Company has calculated a U.S. federal statutory corporate income tax rate of 31% for the fiscal year ending March 31, 2018 and applied this rate in computing the income tax provision. The U.S. federal statutory corporate income tax rate of 31% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 34% applicable to the Company’s fiscal year ending March 31, 2018 prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable thereafter. The Company expects the U.S. federal statutory rate to be 21% for fiscal years beginning after March 31, 2018.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”). SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes (“ASC 740”) in the reporting period that includes the enactment date of the Tax Act. The SEC staff issuing SAB 118 (the “Staff”) recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. The Company has recorded all known and estimable impacts of the Tax Act that are effective for the fiscal year ended March 31, 2018. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

As of March 31, 2017, the Company had net deferred tax assets totaling approximately $5.1 million. The lower future tax rate means the future benefits of existing deferred tax assets would need to be computed at the new, lower tax rate which would result in a reduction in deferred tax assets and an increase in income tax expense in the period of enactment.

As a direct result of the permanent reduction in federal tax rates from 34% to 21%, the value of these net deferred tax assets has declined. Accordingly, the Company’s income tax provision for the fiscal year ended March 31, 2018 includes a $1.55 million non-cash charge to reduce the value of deferred tax assets to the revised value based on the new, lower tax rate.

Fiscal Year Ended March 31, 2018
Net Impact on U.S. deferred tax assets and liabilities (provisional)	$1,550,000

In accordance with SAB 118, the provision estimates recorded represent reasonable estimates of the effects of the Tax Cuts and Jobs Act for which the analysis is not yet complete. As the Company completes its analysis of the effects of the Tax Cuts and Jobs Act, including collecting, preparing and analyzing necessary information regarding foreign earnings and profits, performing and refining calculations and obtaining additional guidance from such standard setting and regulatory bodies as the US Internal Revenue Services, US Treasury Department and FASB, among others, it may record adjustments to the provisional estimates. The Company expects to finalize its provisional estimates at the earlier of the time it files its US federal income tax return for the fiscal year ended March 31, 2018 or the end of the measurement period provided for under SAB 118, which is December 31, 2018.

The following table sets forth the effective tax rates for the Company for the fiscal years ended March 31, 2018 and 2017.

Net provision for (benefit from) income taxes for the fiscal years ended March 31 consists of the following:

	2018	2017
Current:
Federal	$139,831	$(70,267)
State and local	32,435	(23,422)
	172,266	(93,689)
Deferred:
Federal	1,719,495	(52,132)
State and local	14,239	89,821
	1,733,734	37,689

Net provision for (benefit from) income taxes	$1,906,000	$(56,000)

The differences (expressed as a percentage of pretax income (loss)) between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are as follows:

	2018	2017

Statutory federal income tax rate	30.8%	34.0%
State and local income taxes	7.1%	6.8%
Permanent differences	(16.7)%	(5.0)%
Minority investment in unconsolidated affiliate	41.0%	(35.1)%
Remeasurement of deferred tax assets	326.8%	0.0%
Other	12.9%	1.7%

Effective tax rate	401.9%	2.4%

The increase in the effective tax rate for the fiscal year ended March 31, 2018 as compared with the fiscal year ended March 31, 2017 was primarily attributable to the $1.55 million impact of the U.S. federal corporate income tax rate change on the Company’s deferred tax assets and higher pretax earnings.

The permanent differences in our reconciliation of the effective tax rate for the years ended March 31, 2018 and 2017 are as follows:

	2018		2017

Amortization of Customer Lists	$18,289	1.5%	$219,696	(3.8)%
Other non-deductible expenses	18,598	1.4%	73,361	(1.2)%
Deferred tax benefit – stock compensation	(245,774)	(19.6)%	-	(0.0)%
Total	$(208,887)	(16.7)%	$293,057	(5.0)%

The permanent difference for amortization of customer lists arose through the acquisition of a business structured as a stock purchase. The Company amortizes the value of these customer lists for financial statement purposes, but is not allowed to deduct amortization of the customer lists for tax purposes. Other nondeductible expenses include meals, entertainment and penalties.

During the fiscal years ended March 31, 2018 and 2017, the Company recorded impairment charges of $0.4 million and $2.1 million, respectively, in connection with its investment in OPSA. Any capital loss when and if the investment is sold is not expected to be deductible because the Company does not expect to have capital gains to utilize the capital loss if ultimately recognized.

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

The significant components of deferred tax assets and liabilities as of March 31, 2018 and 2017 are as follows:

	2018	2017
Non-current deferred tax assets (liabilities):
Accrued expenses	$525,875	$721,843
Accounts receivable	97,665	221,325
Workers’ compensation reserve	1,576,819	3,022,916
Employee stock compensation	336,532	439,805
Net operating loss carry-forward	509,266	-
Intangible assets	202,086	307,268
Litigation settlement	-	297,295
Insurance reserves	169,717	149,453
Impairment of minority investment in unconsolidated affiliate	720,293	856,758
Equipment	(35,919)	(44,130)

Net non-current deferred tax assets	$4,102,334	$5,972,533

Allowance for deferred tax asset related to minority investment in unconsolidated affiliate	(720,293)	(856,758)

Total deferred tax assets	$3,382,041	$5,115,775

As of March 31, 2018, we have fully reserved for a deferred tax asset in the amount of $720,293 related to impairment of our minority investment in an unconsolidated affiliate.

Fiscal years 2015 through 2018 remain subject to examination by federal and state taxing authorities with certain states having open tax years beginning in fiscal 2014.

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

During the fiscal years ended March 31, 2018 and 2017 the Company did not repurchase any shares under these programs. The number and average price of shares purchased to date under these programs is as set forth in the table below:

			Total Amount Purchased	Maximum Amount that
	Total Number		as part of Publicly	may yet be Purchased
Period	of Shares Purchased	Average Price Paid Per Share	Announced Program	under the Program

December 8 - 16, 2011	136,600	$1.52	$208,363	$1,791,637
February 13 - 21, 2012	1,075,000	$1.64	$1,975,353	$24,647
December 1 - 31, 2012	677,200	$1.60	$3,058,873	$941,127
	1,888,800	$1.62

Command Security Corporation

Notes to Consolidated Financial Statements, Continued March 31, 2018 and 2017

Schedule II

COMMAND SECURITY CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning	Additions (Reductions) Charged or Credited to	Additions to/(Deductions from)	Balance at End of
	of Period	Expenses	Reserve	Period

Year ended March 31, 2018:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$542,489	$(78,208)	$(129,089)	$335,192

Year ended March 31, 2017:
Deducted from asset accounts:
Allowance for doubtful accounts receivable - current maturities	$650,226	$(138,547)	$30,810	$542,489

See Report of Independent Registered Public Accounting Firm

End of Filing

