Form 10-Q
period 2018-06-30
COMMAND SECURITY CORP
filed 2018-08-01
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of outstanding shares of the registrant’s common stock as of July 24, 2018 was 10,134,662.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	June 30, 2018	June 30, 2017

Revenues	$44,089,348	$43,802,721
Cost of revenues	38,579,995	38,749,550

Gross profit	5,509,353	5,053,171

Operating expenses
General and administrative	4,268,786	4,778,205
Provision for doubtful accounts, net	24,160	2,488
	4,292,946	4,780,693

Operating income	1,216,407	272,478

Other expenses
Interest expense	167,572	91,927

Income before income taxes and equity loss in minority investment of unconsolidated affiliate	1,048,835	180,551

Equity loss in minority investment of unconsolidated affiliate	-	(25,200)

Income before income taxes	1,048,835	155,351

Provision for income taxes	319,000	84,000

Net income	$729,835	$71,351

Income per share of common stock
Basic	$0.07	$0.01
Diluted	$0.07	$0.01

Weighted average number of common shares outstanding
Basic	10,200,936	9,848,186
Diluted	10,392,384	10,264,096

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,359,103	$1,211,915
Accounts receivable, net of allowance for doubtful accounts of $363,944 and $335,192, respectively	35,075,913	36,831,394
Prepaid expenses	961,015	1,933,500
Other assets	2,047,926	3,321,345
Total current assets	39,443,957	43,298,154

Furniture and equipment at cost, net	626,617	559,976

Other assets:
Intangible assets, net	907,661	921,902
Other assets	3,202,007	3,508,469
Total other assets	4,109,668	4,430,371

Total assets	$44,180,242	$48,288,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$633,322	$1,167,097
Short-term borrowings	16,605,167	18,234,089
Accounts payable	1,523,925	1,354,817
Accrued and other liabilities	8,926,556	11,753,423
Total current liabilities	27,688,970	32,509,426

Insurance reserves	505,668	582,481
Other non-current liabilities	42,091	46,601
Total liabilities	28,236,729	33,138,508

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,172	1,172
Treasury stock, at cost, 1,579,646 shares and 1,584,418 shares, respectively	(2,599,610)	(2,609,881)
Additional paid-in capital	19,011,867	18,958,453
Accumulated deficit	(469,916)	(1,199,751)
Total stockholders’ equity	15,943,513	15,149,993

Total liabilities and stockholders’ equity	$44,180,242	$48,288,501

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings / (Deficit)	Total

Balance at March 31, 2017	-	1,160	(2,885,579)	18,535,051	231,950	15,882,582

Stock compensation cost				18,225		18,225
Net income					71,351	71,351

Balance at June 30, 2017	-	1,160	(2,885,579)	18,553,276	303,301	15,972,158

Options exercised, net		12		173,150		173,162
Issuance of treasury stock			238,791	(17,190)		221,601
Issuance of shares in exchange for restricted stock units			36,907	(55,171)		(18,264)
Stock compensation cost				304,388		304,388
Net loss					(1,503,052)	(1,503,052)

Balance at March 31, 2018	-	1,172	(2,609,881)	18,958,453	(1,199,751)	15,149,993

Issuance of shares in exchange for restricted stock units			10,271	(22,747)		(12,476)
Stock compensation cost				76,161		76,161
Net income					729,835	729,835

Balance at June 30, 2018	$-	$1,172	$(2,599,610)	$19,011,867	$(469,916)	$15,943,513

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$729,835	$71,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,681	70,493
Provision for (recoveries of) doubtful accounts	24,160	2,488
Equity loss in minority investment of unconsolidated affiliate	-	25,200
Rent expense	(11,421)	(39,064)
Stock based compensation costs	76,161	18,225
Insurance reserves	(76,813)	95,298
Deferred income taxes	313,000	396,178
Change in receivables, prepaid expenses and other current assets	3,958,207	(381,346)
Change in accounts payable and other liabilities	(2,646,338)	(1,050,352)
Change in other long term liabilities	(4,510)	-
Net cash provided by (used in) operating activities	2,434,962	(791,529)

Cash flows from investing activities:
Purchases of equipment	(101,600)	-
Proceeds from equipment dispositions	-	4,918
Net cash provided by (used in) investing activities	(101,600)	4,918

Cash flows from financing activities:
Net repayments on short-term borrowings	(1,628,922)	(268,153)
Change in checks issued in advance of deposits	(533,776)	953,525
Tax withholding related to net share settlements of restricted stock units	(12,476)	-
Net cash provided by (used in) financing activities	(2,175,174)	685,372

Net change in cash and cash equivalents	147,188	(101,239)

Cash and cash equivalents, beginning of period	1,211,915	1,042,291

Cash and cash equivalents, end of period	$1,359,103	$941,052

Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended June 30 for:	2018	2017
Interest	$177,938	$98,695
Income taxes	2,329	-

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying condensed consolidated financial statements presented herein have not been audited, and have been prepared in accordance with the instructions to Form 10-Q which do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of and for the fiscal year ended March 31, 2018. In this discussion, the words “Company,” “we,” “our,” “us” and terms of similar import should be deemed to refer to Command Security Corporation and its consolidated subsidiaries.

The condensed consolidated financial statements for the interim period shown in this report are not necessarily indicative of our results to be expected for any period after the date hereof, including for the fiscal year ending March 31, 2019, or for any other subsequent period. The condensed consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial statements included in this quarterly report. All such adjustments are of a normal recurring nature.

1.	Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. In July 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date of ASU No. 2014-09 by one year, making it effective for the Company’s fiscal year ending March 31, 2019. Subsequently, the FASB also issued a series of amendments to the new revenue standards. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Based on the Company’s evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2014-09 is consistent with our revenue recognition policy under previous guidance. We adopted the new standard effective April 1, 2018, using the modified retrospective approach and have expanded our consolidated financial statement disclosures in order to comply with the ASU.

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

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Revenue Recognition

Adoption of New Accounting Guidance on Revenue Recognition

Effective April 1, 2018, we adopted the new accounting guidance on revenue recognition using the modified retrospective approach. Based on the Company’s evaluation process and review of our contracts with customers, the timing and amount of revenue recognized under the new guidance is consistent with our revenue recognition policy under previous guidance. The new guidance has not had a material impact on our results of operations, cash flows or financial condition.

Our customer contracts generally include payment terms which vary by the type of customer and services offered. Customer payments are generally due within 30 to 45 days upon receipt of invoice. The timing between satisfaction of a given performance obligation and invoicing is not significant. In certain situations we may require payment prior to delivery of services to the customer, in which cases deferred revenue is recorded. Deferred revenue was not material as of June 30, 2018.

Revenue Recognition and Service Types

We provide armed and unarmed uniformed security personnel for access control, loss prevention, mobile patrols, traffic control, security console or system operators and fire safety directors, as well as provide personnel for reception, concierge and front desk or doorman operations. We also provide aviation security services and aviation passenger services such as passenger and cargo screening, baggage screening, wheelchair escort services, special escort services in secured areas as required and skycap services. Our contracts contain single performance obligations. We recognize revenue from these performance obligations over time, as services are performed, in amounts that reflect the consideration we expect to be entitled to receive in exchange for the services we provide, net of applicable taxes. Generally, revenues from all services rendered are based on contractual rates per hour or a specific cost per defined unit of activity.

We generally determine standalone selling prices based on the prices included in the customer contracts. The price as specified in our customer contracts is generally considered the standalone selling price.

Practical Expedients and Exemptions

We recognize revenue based on contractual rates over time for which we have the right to invoice for services performed. As allowed under the new guidance, we are not required to disclose the amount of unsatisfied performance obligations.

Disaggregation of Revenues

The following table presents revenue disaggregated by service type, substantially all of which is transferred over time:

	Three Months Ended June 30, 2018
Service Types	Security Division	Aviation Division	Total
Security services	$28,394,578	$9,771,985	$38,166,563
Aviation passenger services	-	5,922,785	5,922,785
	$28,394,578	$15,694,770	$44,089,348

Accounts Receivable, Contract Assets and Contract Liabilities

We record accounts receivable when our right to consideration becomes unconditional. We record contract liabilities (deferred revenue) when payments are received prior to the satisfaction of the related performance obligations. The current portion of our contract liabilities is included in accrued liabilities in our Consolidated Balance Sheets. We did not have any material contract assets or long-term contract liabilities as of June 30, 2018.

3.	Short-Term Borrowings:

On February 12, 2009, we entered into a credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was most recently amended in March 2018 (see below) and matures March 31, 2020, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1.5 million. The Credit Agreement also provides for interest to be calculated on the outstanding principal balance of the revolving loans at the floating 90 day LIBOR rate plus 1.75%. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the 30 day LIBOR rate plus 1.75%.

On March 14, 2018, we entered into a ninth amendment (the “Ninth Amendment”) to our Credit Agreement. The Ninth Amendment increased the revolving line of credit from $27.5 million to $35.0 million.

Under the Credit Agreement, as of June 30, 2018, the interest rate was 3.75% for LIBOR loans and 4.125% for revolving loans, an increase of 0.875% and 1.00%, respectively, as compared with June 30, 2017. At June 30, 2018, we had approximately $1.4 million of cash on hand, $13.0 million of LIBOR loans outstanding, $3.6 million of revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 64% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date. As of the close of business July 30, 2018, we had total short term borrowings, net of cash, of approximately $11.0 million, representing approximately 60% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended June 30, 2018, we were in compliance with all covenants under the Credit Agreement.

4.	Other Assets:

	June 30, 2018	March 31, 2018

Workers’ compensation insurance	$1,973,454	$3,321,345
Deferred tax asset	3,069,041	3,382,041
Security deposits	132,966	126,428
Other receivables	74,472	-
	5,249,933	6,829,814

Current portion	(2,047,926)	(3,321,345)

Total non-current portion	$3,202,007	$3,508,469

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

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Accrued Expenses and Other Liabilities:

	June 30, 2018	March 31, 2018

Payroll and related expenses	$6,917,137	$10,117,671
Taxes and fees payable	312,529	324,823
Accrued interest payable	53,035	63,401
Other	1,643,855	1,247,528
Total	$8,926,556	$11,753,423

6.	Insurance Reserves:

We have insurance policies covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical pay-out profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $488,177 and $726,418 for the three months ended June 30, 2018 and 2017, respectively.

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

In accordance with SAB 118, the provision estimates recorded represent reasonable estimates of the effects of the Tax Act for which the analysis is not yet complete. As the Company completes its analysis of the effects of the Tax Act, including collecting, preparing and analyzing necessary information regarding foreign earnings and profits, performing and refining calculations and obtaining additional guidance from such standard setting and regulatory bodies as the U.S. Internal Revenue Services, U.S. Treasury Department and FASB, among others, it may record adjustments to the provisional estimates. The Company expects to finalize its provisional estimates at the earlier of the time it files its U.S. federal income tax return for the fiscal year ended March 31, 2018 or the end of the measurement period provided for under SAB 118, which is December 31, 2018. We have not made any measurement period adjustments related to these items during the three months ended June 30, 2018.

The following table sets forth the effective tax rates for the Company for the three months ended June 30, 2018 and 2017.

	Three months ended June 30,
	2018	2017
Statutory federal income tax rate	21.0%	34.0%
State and local income taxes	8.1%	6.8%
Permanent differences	1.0%	6.5%
Minority investment in unconsolidated affiliate	-	7.5%
Other	0.3%	-0.7%
Effective tax rate	30.4%	54.1%

The decrease in the effective tax rate for the three months ended June 30, 2018 as compared with the three months ended June 30, 2017 was primarily attributable to the permanent reduction in federal tax rates from 34% to 21%.

8.	Earnings per Share:

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three months ended June 30, 2018 and 2017.

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

Approximately 50% of our workforce is not subject to a labor union. The remaining 50% of our workforce, including in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International and LaGuardia airports are subject to collective bargaining agreements. Two of the agreements, covering approximately 9% of our employees, expired on March 31, 2017 and June 28, 2017. We are currently involved in negotiations to renew the expired agreements. The remaining ten agreements are set to expire in September 2018 and thereafter.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission with respect to our fiscal year ended March 31, 2018, could cause our actual financial condition and results from operations to differ materially from our anticipated results or other expectations expressed in our forward-looking statements in this quarterly report.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Command Security Corporation and its consolidated subsidiaries. All intercompany balances and transactions are eliminated upon consolidation. The Company’s revenues and expenses transacted in foreign currencies are translated based on the monthly average exchange rate for the month in which each transaction occurred. Realized gains and losses on foreign currency transactions are recorded in general and administrative expenses on the Company’s consolidated statements of operations. Amounts recorded as foreign currency exchange gains and losses were not material for the three months ended June 30, 2018. Assets and liabilities of the Company denominated in foreign currencies are translated at the exchange rate in effect as of the balance sheet date. Amounts recorded as a result of translation adjustments are not material as of June 30, 2018 and therefore we did not present the translation adjustments as a separate component of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Insurance Reserves

Estimated accrued liabilities related to our general liability claims are calculated on an undiscounted basis and are based on actual claim data and estimates of incurred but unreported claims developed utilizing historical claim trends. Projected settlements and incurred but unreported claims are estimated based on pending claims, historical trends and related data.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties will be recorded as selling, general and administrative expense. We did not have any unrecognized tax benefits as of June 30, 2018 and 2017.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of stock options and restricted stock units (“RSUs”) to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. Non-cash charges of $76,161 and $18,225 for stock based compensation have been recorded for the three months ended June 30, 2018 and 2017, respectively.

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

Demand for security officer services is dependent upon a number of factors, including, among other things, demographic trends, general economic variables such as growth in the gross domestic product, unemployment rates, consumer spending levels, perceived and actual crime rates, government legislation, terrorism sensitivity, war or external conflicts and technology.

Results of Operations

Revenues

Our revenues increased by $0.3 million, or 0.7%, to $44.1 million for the three months ended June 30, 2018, from $43.8 million in the corresponding period of the prior year. The increase in revenues was due mainly to the commencement of work under new contracts with a large on-line retailer and its web services division in June and July 2017 and the commencement of work under a new contract with the United States Department of State at the U.S. Mission Tegucigalpa, Honduras in February 2018. These increases were partly offset by reductions in revenues from a major transportation company of approximately $5.3 million following the Company’s decision to terminate its relationship with this customer effective August 31, 2017.

Gross Profit

Our gross profit increased by $0.5 million, or 9.0%, to $5.5 million (12.5% of revenues) for the three months ended June 30, 2018, from $5.0 million (11.5% of revenues) in the corresponding period of the prior year. The increase in gross profit was due mainly to the above-mentioned changes in revenue, a reduction in overhead costs associated with the above mentioned terminated contract, a decrease in workers compensation expense and a decrease in general liability claims expense.

General and Administrative Expenses

Our general and administrative expenses decreased by $0.5 million, or 10.7%, to $4.3 million (9.7% of revenues) for the three months ended June 30, 2018, from $4.8 million (10.9% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses was driven primarily by a reduction in administrative costs associated with the above mentioned terminated contract, partly offset by start-up costs incurred in connection with the above mentioned new contract to provide security services in Honduras for the U.S. Department of State.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended June 30, 2018, net of recoveries, increased by $21,672 to $24,160 as compared with $2,488 in the corresponding period of the prior year. The increase in the net provision for doubtful accounts was primarily due to an increase in reserves for specific accounts considered uncollectible.

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

Interest Expense

Interest expense increased by $75,645, or 82.3%, to $167,572 for the three months ended June 30, 2018, from $91,927 in the corresponding period of the prior year. The increase in interest expense for the three months ended June 30, 2018 was due mainly to higher average outstanding borrowings in support of higher revenues and higher average interest rates under our credit agreement with Wells Fargo, described below.

Provision for income taxes

The provision for income taxes increased by $235,000 to $319,000 for the three months ended June 30, 2018, compared with $84,000 in the corresponding period of the prior year. The Company’s effective tax rate decreased by 23.7% to 30.4% for the three months ended June 30, 2018 compared with 54.1% in the corresponding period of the prior year. The difference between the Company’s effective tax rate of 30.4% for the three months ended June 30, 2018 and the Company’s statutory tax rate of approximately 29% is primarily attributable to certain expenses that are not deductible for income tax purposes.

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

Short-Term Borrowings:

On February 12, 2009, we entered into a credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This credit facility, which was most recently amended in March 2018 (see below) and matures March 31, 2020, contains customary affirmative and negative covenants, including, among other things, covenants requiring us to maintain certain financial ratios and is collateralized by customer accounts receivable and certain other assets of the Company as defined in the Credit Agreement.

The Credit Agreement provides for a letter of credit sub-line in an aggregate amount of up to $1.5 million. The Credit Agreement also provides for interest to be calculated on the outstanding principal balance of the revolving loans at the floating 90 day LIBOR rate plus 1.75%. For LIBOR loans, interest will be calculated on the outstanding principal balance of the LIBOR loans at the 30 day LIBOR rate plus 1.75%.

On March 14, 2018, we entered into a ninth amendment (the “Ninth Amendment”) to our Credit Agreement. The Ninth Amendment increased the revolving line of credit from $27.5 million to $35.0 million.

Under the Credit Agreement, as of June 30, 2018, the interest rate was 3.75% for LIBOR loans and 4.125% for revolving loans. At June 30, 2018 we had approximately $1.4 million of cash on hand, $13.0 million of LIBOR loans outstanding, $3.6 million of revolving loans outstanding and $0.3 million outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 64% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date. As of the close of business July 30, 2018, we had total short term borrowings, net of cash, of approximately $11.0 million, representing approximately 60% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the three months ended June 30, 2018, we were in compliance with all covenants under the Credit Agreement.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $1.0 million, or 9.0%, to $11.8 million as of June 30, 2018, from $10.8 million as of March 31, 2018.

We had checks drawn in advance of future deposits of $0.6 million at June 30, 2018 and $1.2 million at March 31, 2018. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections and timing of payroll payments.

Outlook

Operating Initiatives

During the last few years the Company has pursued several initiatives to improve our competitive and strategic position. Significant progress has been made in rebuilding and strengthening our management team and improving the efficiency and functional effectiveness of our organization, systems and processes. The Company re-entered the U.S. federal government market with the commencement of work for the U.S. Postal Service (“USPS”) and in February 2018, we commenced work on an armed security contract for the U.S. Embassy in Honduras. More recently we were awarded a new contract to provide security services at the U.S. Embassy in Hong Kong which is scheduled to commence in October 2018. With the contract to provide physical security for data centers for the web services segment of the major on-line retailer, we have expanded our strategic focus to include the data center market space. Our Aviation division has also expanded to include the addition of cargo screening for a major domestic airline. Despite the recent loss of a significant scope of work with a major customer, we expect to continue to pursue similar large opportunities in multiple end markets. These large service agreements provide significant opportunities to leverage operating and administrative costs.

With a strong foundation and a more effective organization, the Company remains engaged in a corporate-wide campaign with four basic focus areas:

●	Improved performance through better systems, procedures and training;

●

Profitable top line revenue growth through identification of larger bid and proposal opportunities including new federal and international opportunities, the inclusion of a broad range of technology offerings to augment manned guarding and potential strategic opportunities;

●	Dedicated marketing and sales efforts in specific industry sectors that complement our core capabilities, geographic presence and operational expertise; and,

●	Attention to details and discipline that will drive operating efficiencies, and enhance enterprise value.

These strategic initiatives may result in future costs related to new business development, severance and other employee-related matters, litigation risks and expenses, and other costs. At this time we are unable to determine the scope of these potential costs.

Financial Results

Our future revenues will largely depend on our ability to gain additional business from new and existing customers in our security officer and aviation services divisions at acceptable margins, while minimizing terminations of contracts with existing customers. We may pursue complementary acquisition opportunities to leverage our management structure and deliver accretive earnings with acceptable collection terms. Our focus on larger, long-term service agreements provides another path to add significant additional revenue similar to that of the U.S. Postal Service contract and other commercial and federal contract opportunities. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions. Our current focus is on increasing our revenues, as our sales and marketing teams and branch managers work to develop new business and retain profitable contracts. Also, intense competition from other security services companies impacts our ability to gain or maintain sales, gross margins and employees. During recent years, the Department of Homeland Security and the Transportation Security Administration have implemented numerous security measures that affect airline operations, including expanded cargo and baggage screening, and are likely to implement additional measures in the future. Additional measures taken to enhance either passenger or cargo security procedures in the future may increase the airline industry’s demand for third party services provided by us. Additionally, our aviation services division is continually subject to such government regulation, which has adversely affected us in the past with the federalization of the pre-board screening services and the document verification process at several of our domestic airport locations.

Our gross profit margin increased during the three months ended June 30, 2018 to 12.5% of revenues, compared with 11.5% during the corresponding period in the prior year. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

For the three months ended June 30, 2018, our security services division generated approximately $28.4 million or 64% of our total revenues and our aviation services division generated approximately $15.7 million or 36% of our total revenues.

In the three months ended June 30, 2018, the Company had six customers, who represented approximately 60% of the Company’s total revenues. These six customers included two domestic and one international airline, the USPS, an online retailer and web services provider and a northeast U.S. based healthcare facility. Two of these six customers represented 22% and 16% of total revenue, respectively, for the three months ended June 30, 2018. The scope of work with the large online retailer representing 14% of total revenues was terminated effective May 31, 2018. Total revenues from the remaining five largest customers represent approximately 45% of the Company’s total revenues for the three months ended June 30, 2018.

As noted earlier, on February 12, 2009, we entered into a Credit Agreement with Wells Fargo, which was most recently amended in March 2018, as described above. As of the close of business July 30, 2018, we had total short term borrowings, net of cash, of approximately $11.0 million, representing approximately 60% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2018, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the three months ended June 30, 2018, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $123,000 over the remainder of our fiscal year ending March 31, 2019. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 9 “Contingencies” to the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018.

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

Exhibit 99.1* Press Release dated August 1, 2018.

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the three months ended June 30, 2018 and June 30, 2017, (ii) Condensed Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2018 and June 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and June 30, 2017, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: August 1, 2018	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

