Form 10-Q
period 2018-09-30
COMMAND SECURITY CORP
filed 2018-11-09
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

The number of outstanding shares of the registrant’s common stock as of November 4, 2018 was 10,134,662.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues	$40,486,645	$50,199,821	$85,024,114	$94,316,618
Cost of revenues	35,769,757	44,733,002	74,797,873	83,796,628

Gross profit	4,716,888	5,466,819	10,226,241	10,519,990

Operating expenses
General and administrative	4,683,666	4,808,355	8,952,466	9,586,559
Provision for (recoveries of) doubtful accounts, net	4,523	(120,106)	28,683	(117,618)
	4,688,189	4,688,249	8,981,149	9,468,941

Operating income	28,699	778,570	1,245,092	1,051,049

Other expenses
Interest expense	123,807	130,480	291,379	222,408

Income (loss) before income taxes and equity loss in minority investment of unconsolidated affiliate	(95,108)	648,090	953,713	828,641

Equity loss in minority investment of unconsolidated affiliate	-	(29,700)	-	(54,900)

Income (loss) before income taxes	(95,108)	618,390	953,713	773,741

Provision for income taxes	91,000	276,000	410,000	360,000

Net income (loss)	$(186,108)	$342,390	$543,713	$413,741

Income (loss) per share of common stock
Basic	$(0.02)	$0.03	$0.05	$0.04
Diluted	$(0.02)	$0.03	$0.05	$0.04

Weighted average number of common shares outstanding
Basic	10,227,204	9,864,133	10,214,142	9,855,172
Diluted	10,227,204	10,496,588	10,351,886	10,449,746

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,674,543	$1,211,915
Accounts receivable, net of allowance for doubtful accounts of $228,512 and $335,192, respectively	29,047,339	36,831,394
Prepaid expenses	930,578	1,933,500
Other assets	1,747,921	3,321,345
Total current assets	33,400,381	43,298,154

Furniture and equipment at cost, net	657,424	559,976

Other assets:
Intangible assets, net	893,422	921,902
Other assets	3,118,803	3,508,469
Total other assets	4,012,225	4,430,371

Total assets	$38,070,030	$48,288,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$435,809	$1,167,097
Short-term borrowings	10,459,686	18,234,089
Accounts payable	1,759,098	1,354,817
Accrued and other liabilities	9,014,555	11,753,423
Total current liabilities	21,669,148	32,509,426

Insurance reserves	519,877	582,481
Other non-current liabilities	37,581	46,601
Total liabilities	22,226,606	33,138,508

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,172	1,172
Treasury stock, at cost, 1,579,646 shares and 1,584,418 shares, respectively	(2,599,610)	(2,609,881)
Additional paid-in capital	19,097,900	18,958,453
Accumulated deficit	(656,038)	(1,199,751)
Total stockholders’ equity	15,843,424	15,149,993

Total liabilities and stockholders’ equity	$38,070,030	$48,288,501

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings / (Deficit)	Total

Balance at March 31, 2017	-	1,160	(2,885,579)	18,535,051	231,950	15,882,582

Stock compensation cost				143,101		143,101
Net income					413,741	413,741

Balance at September 30, 2017	-	1,160	(2,885,579)	18,678,152	645,691	16,439,424

Options exercised, net		12		173,150		173,162
Issuance of treasury stock			238,791	(17,190)		221,601
Issuance of shares in exchange for restricted stock units			36,907	(55,171)		(18,264)
Stock compensation cost				179,512		179,512
Net loss					(1,845,442)	(1,845,442)

Balance at March 31, 2018	-	1,172	(2,609,881)	18,958,453	(1,199,751)	15,149,993

Issuance of shares in exchange for restricted stock units			10,271	(22,747)		(12,476)
Stock compensation cost				162,194		162,194
Net income					543,713	543,713

Balance at September 30, 2018	$-	$1,172	$(2,599,610)	$19,097,900	$(656,038)	$15,843,424

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$543,713	$413,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,568	118,673
Provision for (recoveries of) doubtful accounts	28,683	(117,618)
Equity loss in minority investment of unconsolidated affiliate	-	54,900
Rent expense	(24,205)	(4,229)
Stock based compensation costs	162,194	143,101
Insurance reserves	(62,604)	174,913
Deferred income taxes	398,000	517,496
Change in receivables, prepaid expenses and other current assets	10,323,384	(8,525,013)
Change in accounts payable and other liabilities	(2,310,382)	(417,416)
Change in other long term liabilities	(9,020)	-
Net cash provided by (used in) operating activities	9,180,331	(7,641,452)

Cash flows from investing activities:
Purchases of equipment	(199,536)	-
Proceeds from equipment dispositions	-	4,918
Net cash provided by (used in) investing activities	(199,536)	4,918

Cash flows from financing activities:
Net (repayments) advances on short-term borrowings	(7,774,403)	7,512,990
Change in checks issued in advance of deposits	(731,288)	5,462
Tax withholding related to net share settlements of restricted stock units	(12,476)	-
Net cash provided by (used in) financing activities	(8,518,167)	7,518,452

Net change in cash and cash equivalents	462,628	(118,082)

Cash and cash equivalents, beginning of period	1,211,915	1,042,291

Cash and cash equivalents, end of period	$1,674,543	$924,209

Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended September 30 for:	2018	2017
Interest	$315,387	$187,459
Income taxes	3,128	8,150

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

1.	Agreement and Plan of Merger

On September 18, 2018, Command Security Corporation, a New York corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prosegur SIS (USA) Inc., a Florida corporation (“Parent”), and Crescent Merger Sub, Inc., a New York corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent.

Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (other than (i) shares owned by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent or (ii) shares owned by any direct or indirect wholly owned subsidiary of the Company, and, in each case, not held on behalf of third parties) will be cancelled and automatically converted into the right to receive $2.85 per share in cash (the “Merger Consideration”).

Under the Merger Agreement, at the effective time of the Merger, each outstanding option to purchase shares, outstanding restricted shares and outstanding restricted stock units, in each case, whether vested or unvested, will be cancelled. A holder of an outstanding option to purchase shares will be entitled to receive an amount in cash equal to (x) the total number of shares subject to such Company option, whether vested or unvested, immediately prior to the effective time of the Merger multiplied by (y) the excess, if any, of the Merger Consideration over the exercise price per share under each Company option, less applicable taxes. A holder of an outstanding restricted share or outstanding restricted stock unit will be entitled to receive an amount in cash equal to (x) the total number of such restricted shares and restricted stock units, whether vested or unvested, immediately prior to the effective time multiplied by (y) the Merger Consideration, less applicable taxes.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including covenants not to, during the pendency of the Merger, solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. Each of Parent and Merger Sub also has made customary representations, warranties and covenants in the Merger Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including adoption of the Merger Agreement by the Company’s shareholders at the December 4, 2018 Special Meeting of Shareholders and receipt of the Committee on Foreign Investment in the United States (CFIUS) approval. The transaction is not subject to any financing condition.

The Merger Agreement contains certain customary termination rights for Parent and the Company, including a right to terminate the Merger Agreement if the Merger is not completed by March 18, 2019, unless otherwise extended pursuant to the terms of the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be obligated to pay Parent a termination fee of approximately $1.2 million.

The Merger Agreement, exhibit 10.1 of the Company’s Form 8-k filed September 24, 2018, provides investors with information regarding its terms. It is not intended to provide any other factual information about the Company, Parent or Merger Sub, their respective businesses, or the actual conduct of their respective businesses during the period prior to the consummation of the Merger. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time and investors should not rely on them as statements of fact.

On November 2, 2018, the Company filed a definitive proxy statement with the U.S. Securities and Exchange Commission relating to a special meeting of the Company’s shareholders to be held to enable the Company’s shareholders to consider and vote on a proposal to approve the Merger Agreement and certain other related matters.

2.	Recently Issued Accounting Standards

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize a lease liability and a right-to-use asset on the balance sheet for all leases, except certain short-term leases. ASU 2016-02 is effective beginning with the Company’s fiscal year ending March 31, 2020, with early adoption permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with certain practical expedients available. However, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which amends Leases (Topic 842) to add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements. The adoption of this guidance is expected to result in a significant increase in assets and liabilities on the Company’s balance sheet, with no material impact on the statements of operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

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

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Revenue Recognition

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

Our customer contracts generally include payment terms which vary by the type of customer and services offered. Customer payments are generally due within 30 to 45 days upon receipt of invoice. The timing between satisfaction of a given performance obligation and invoicing is not significant. In certain situations we may require payment prior to delivery of services to the customer, in which cases deferred revenue is recorded. Deferred revenue was not material as of September 30, 2018.

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

Disaggregation of Revenues

The following table presents revenue disaggregated by service type, substantially all of which represents services that are transferred to customers over time:

	Six Months Ended September 30, 2018
Service Types	Security Division	Aviation Division	Total
Security services	$52,413,928	$20,440,076	$72,854,004
Aviation passenger services	-	12,170,110	12,170,110
	$52,413,928	$32,610,186	$85,024,114

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Receivable, Contract Assets and Contract Liabilities

We record accounts receivable when our right to consideration becomes unconditional. We record contract liabilities (deferred revenue) when payments are received prior to the satisfaction of the related performance obligations. The current portion of our contract liabilities is included in accrued liabilities in our Consolidated Balance Sheets. We did not have any material contract assets or long-term contract liabilities as of September 30, 2018.

4.	Short-Term Borrowings:

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

Under the Credit Agreement, as of September 30, 2018, the interest rate was 3.875% for LIBOR loans and 4.25% for revolving loans, an increase of 0.875% and 1.125%, respectively, as compared with September 30, 2017. At September 30, 2018, we had approximately $1.7 million of cash on hand, $7.0 million of LIBOR loans outstanding, $3.5 million of revolving loans outstanding and $0.4 million outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 49% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date. As of the close of business October 26, 2018, we had total short term borrowings, net of cash, of approximately $8.3 million, representing approximately 50% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the six months ended September 30, 2018, we were in compliance with all covenants under the Credit Agreement.

5.	Other Assets:

	September 30, 2018	March 31, 2018

Workers’ compensation insurance	$1,747,921	$3,321,345
Deferred tax asset	2,984,041	3,382,041
Security deposits	134,762	126,428
	4,866,724	6,829,814

Current portion	(1,747,921)	(3,321,345)

Total non-current portion	$3,118,803	$3,508,469

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

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Accrued Expenses and Other Liabilities:

	September 30, 2018	March 31, 2018

Payroll and related expenses	$7,430,081	$10,117,671
Taxes and fees payable	217,622	324,823
Accrued interest payable	39,393	63,401
Other	1,327,459	1,247,528
Total	$9,014,555	$11,753,423

7.	Insurance Reserves:

We have insurance policies covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical pay-out profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $292,467 and $517,404 for the three months ended September 30, 2018 and 2017, respectively, and $780,644 and $1,243,822 for the six months ended September 30, 2018 and 2017, respectively.

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

 COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Income Taxes

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

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with SAB 118, the provision estimates recorded represent reasonable estimates of the effects of the Tax Act for which the analysis is not yet complete. As the Company completes its analysis of the effects of the Tax Act, including collecting, preparing and analyzing necessary information regarding foreign earnings and profits, performing and refining calculations and obtaining additional guidance from such standard setting and regulatory bodies as the U.S. Internal Revenue Services, U.S. Treasury Department and FASB, among others, it may record adjustments to the provisional estimates. The Company expects to finalize its provisional estimates at the earlier of the time it files its U.S. federal income tax return for the fiscal year ended March 31, 2018 or the end of the measurement period provided for under SAB 118, which is December 31, 2018. We have not made any measurement period adjustments related to these items during the six months ended September 30, 2018.

The following table sets forth the effective tax rates for the Company for the six months ended September 30, 2018 and 2017.

	Six months ended September 30,
	2018	2017
Statutory federal income tax rate	21.0%	34.0%
State and local income taxes	8.1%	6.8%
Permanent differences	12.6%	2.8%
Minority investment in unconsolidated affiliate	-	2.9%
Other	1.3%	0%
Effective tax rate	43.0%	46.5%

The decrease in the effective tax rate for the six months ended September 30, 2018 as compared with the six months ended September 30, 2017 was primarily attributable to the permanent reduction in federal tax rates from 34% to 21%, partly offset by an increase in certain stock based compensation expenses not deductible for tax purposes.

9.	Earnings per Share:

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and six months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018, the Company reported a net loss and, accordingly, potential common shares that would cause dilution, such as employee stock options and restricted stock units (RSUs), have been excluded from the diluted share count because their inclusion would have been anti-dilutive. For the three months ended September 30, 2018, the fully diluted shares would have been 10,311,221.

10.	Contingencies:

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

Approximately 66% of our workforce is not subject to a labor union. The remaining 34% of our workforce, including in particular, a number of employees based in our New York City security services office and at our airport offices at John F. Kennedy International and LaGuardia airports are subject to collective bargaining agreements. Three of the agreements, covering approximately 9% of our employees, expired on March 31, 2017, June 28, 2017 and September 30, 2018. We are currently involved in negotiations to renew the expired agreements. The remaining eight agreements are set to expire in June 2019 and thereafter.

On November 5, 2018, a putative class action was filed in the Supreme Court of the State of New York for New York County captioned Franchi v. Command Security Corporation, et al., Index No. 655494/2018 (the “Merger Litigation”). The complaint, which was filed by a purported Company stockholder, alleges breaches of fiduciary duty by the Company’s Board of Directors, and aiding and abetting such breaches by the Company, in connection with the Merger. Among other things, the complaint asserts that (a) the preliminary proxy statement that the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 5, 2018 in connection with the Merger omitted certain purportedly material information, (b) the process leading to the Merger was flawed, (c) the agreed-upon deal protection measures are unduly restrictive, and (d) the merger price is inadequate.  The complaint contains demands for, among other things, declaratory and mandatory injunctive relief, attorneys’ fees and costs and “enjoinment of the Proposed Transaction” or rescission of the Merger if consummated.  The Company believes that the claims asserted in the Merger Litigation are without merit.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Command Security Corporation and its consolidated subsidiaries. All intercompany balances and transactions are eliminated upon consolidation. The Company’s revenues and expenses transacted in foreign currencies are translated based on the monthly average exchange rate for the month in which each transaction occurred. Realized gains and losses on foreign currency transactions are recorded in general and administrative expenses on the Company’s consolidated statements of operations. Amounts recorded as foreign currency exchange gains and losses were not material for the six months ended September 30, 2018. Assets and liabilities of the Company denominated in foreign currencies are translated at the exchange rate in effect as of the balance sheet date. Amounts recorded as a result of translation adjustments are not material as of September 30, 2018 and therefore we did not present the translation adjustments as a separate component of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties will be recorded as selling, general and administrative expense. We did not have any unrecognized tax benefits as of September 30, 2018 and 2017.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of stock options and restricted stock units (“RSUs”) to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. Non-cash charges for stock based compensation of $86,034 and $124,875 have been recorded in the three months ended September 30, 2018 and 2017, respectively, and $162,194 and $143,101 have been recorded in the six months ended September 30, 2018 and 2017, respectively.

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

As has been previously disclosed, on September 18, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prosegur SIS (USA) Inc., a Florida corporation (“Parent”), and Crescent Merger Sub, Inc., a New York corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent.

Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (other than (i) shares owned by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent or (ii) shares owned by any direct or indirect wholly owned subsidiary of the Company, and, in each case, not held on behalf of third parties) will be cancelled and automatically converted into the right to receive $2.85 per share in cash (the “Merger Consideration”).

Under the Merger Agreement, at the effective time of the Merger, each outstanding option to purchase shares, outstanding restricted shares and outstanding restricted stock units, in each case, whether vested or unvested, will be cancelled. A holder of an outstanding option to purchase shares will be entitled to receive an amount in cash equal to (x) the total number of shares subject to such Company option, whether vested or unvested, immediately prior to the effective time of the Merger multiplied by (y) the excess, if any, of the Merger Consideration over the exercise price per share under each Company option, less applicable taxes. A holder of an outstanding restricted share or outstanding restricted stock unit will be entitled to receive an amount in cash equal to (x) the total number of such restricted shares and restricted stock units, whether vested or unvested, immediately prior to the effective time multiplied by (y) the Merger Consideration, less applicable taxes.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including covenants not to, during the pendency of the Merger, solicit alternative transactions or, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. Each of Parent and Merger Sub also has made customary representations, warranties and covenants in the Merger Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders and receipt of the Committee on Foreign Investment in the United States (CFIUS) approval. The transaction is not subject to any financing condition.

The Merger Agreement contains certain customary termination rights for Parent and the Company, including a right to terminate the Merger Agreement if the Merger is not completed by March 18, 2019, unless otherwise extended pursuant to the terms of the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be obligated to pay Parent a termination fee of approximately $1.2 million.

On November 2, 2018, the Company filed a definitive proxy statement with the U.S. Securities and Exchange Commission relating to a special meeting of the Company’s shareholders to be held to enable the Company’s shareholders to consider and vote on a proposal to approve the Merger Agreement and certain other related matters.

Results of Operations

Revenues

Our revenues decreased by $9.7 million, or 19.3%, to $40.5 million for the three months ended September 30, 2018, from $50.2 million in the corresponding period of the prior year. The decrease in revenues was due mainly to the cessation of services at fulfillment centers of a large on-line retailer and reductions in revenues from a major transportation company following the Company’s decision to terminate its relationship with this customer effective August 31, 2017. These decreases were partly offset by increases in security services with various airlines, an increase in security services with the web services division of a large on-line retailer in July 2017, the commencement of work under a new contract with LaGuardia Gateway Partners for LaGuardia airport’s new central terminal in June 2018, the commencement of work under a new contract with the United States Department of State at the U.S. Mission Tegucigalpa, Honduras in February 2018 and an increase in services with the U.S. Postal Service.

Our revenues decreased by $9.3 million, or 9.9%, to $85.0 million for the six months ended September 30, 2018, from $94.3 million in the corresponding period of the prior year. The decrease in revenues was due mainly to reductions in revenues from a major transportation company following the Company’s decision to terminate its relationship with this customer effective August 31, 2017 and the cessation of services with the fulfillment centers division of a large on-line retailer. These decreases were partly offset by an increase in security services with the web services division of a large on-line retailer, increases in services with various airlines, the commencement of work under a new contract with the United States Department of State at the U.S. Mission Tegucigalpa, Honduras in February 2018, the commencement of work under a new contract with LaGuardia Gateway Partners for LaGuardia airport’s new central terminal in June 2018 and an increase in services with the U.S. Postal Service.

Gross Profit

Our gross profit decreased by $0.7 million, or 13.7%, to $4.7 million (11.7% of revenues) for the three months ended September 30, 2018, from $5.4 million (10.9% of revenues) in the corresponding period of the prior year. The decrease in gross profit was due mainly to the above-mentioned changes in revenue, an increase in workers’ compensation expense of approximately $0.5 million, and startup costs of approximately $0.1 million in preparation for the commencement of work under a new contract with the U.S. Department of State at the U.S. Consulate in Hong Kong, China.

Our gross profit decreased by $0.3 million, or 2.8%, to $10.2 million (12.0% of revenues) for the six months ended September 30, 2018, from $10.5 million (11.2% of revenues) in the corresponding period of the prior year. The decrease in gross profit was due mainly to the above-mentioned changes in revenue, an increase in workers’ compensation expense of approximately $0.9 million, and startup costs of approximately $0.1 million in preparation for the commencement of work under a new contract with the U.S. Department of State at the U.S. Consulate in Hong Kong, China.

General and Administrative Expenses

Our general and administrative expenses decreased by $0.1 million, or 2.6%, to $4.7 million (11.6% of revenues) for the three months ended September 30, 2018, from $4.8 million (9.6% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses was driven primarily by lower employee compensation and benefits as a result of the reductions in revenue noted above, partly offset by legal and other due diligence costs of approximately $0.3 million specifically attributable to merger and acquisition related activities in connection with the Merger.

Our general and administrative expenses decreased by $0.6 million, or 6.6%, to $9.0 million (10.5% of revenues) for the six months ended September 30, 2018, from $9.6 million (10.2% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses was driven primarily by lower employee compensation and benefits as a result of the reductions in revenue noted above, partly offset by legal and other due diligence costs of approximately $0.3 million specifically attributable to merger and acquisition related activities in connection with the Merger.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended September 30, 2018, net of recoveries, increased by $124,629 to $4,523 as compared with net recoveries of $120,106 in the corresponding period of the prior year. The increase in the net provision for doubtful accounts was primarily due to a decrease in recoveries of specific accounts previously deemed uncollectible and an increase in reserves for specific accounts considered uncollectible.

The provision for doubtful accounts for the six months ended September 30, 2018, net of recoveries, increased by $146,301 to $28,683 as compared with net recoveries of $117,618 in the corresponding period of the prior year. The increase in the net provision for doubtful accounts was primarily due to a decrease in recoveries of specific accounts previously deemed uncollectible and an increase in reserves for specific accounts considered uncollectible.

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

Interest Expense

Interest expense decreased by $6,673, or 5.1%, to $123,807 for the three months ended September 30, 2018, from $130,480 in the corresponding period of the prior year. The decrease in interest expense for the three months ended September 30, 2018 was due mainly to lower average outstanding borrowings partly offset by higher average interest rates under our credit agreement with Wells Fargo, described below.

Interest expense increased by $68,971, or 31.0%, to $291,379 for the six months ended September 30, 2018, from $222,408 in the corresponding period of the prior year. The increase in interest expense for the six months ended September 30, 2018 was due almost entirely to higher average interest rates under our credit agreement with Wells Fargo, described below.

Provision for income taxes

The provision for income taxes decreased by $185,000 to $91,000 for the three months ended September 30, 2018, compared with $276,000 in the corresponding period of the prior year. The Company’s effective tax rate increased to 95.7% for the three months ended September 30, 2018 compared with 44.6% in the corresponding period of the prior year. The difference between the Company’s effective tax rate of 95.7% for the three months ended September 30, 2018 and the Company’s statutory tax rate of approximately 29.0% is primarily attributable to certain expenses related to the expiration of stock options that are not deductible for income tax purposes.

The provision for income taxes increased by $50,000 to $410,000 for the six months ended September 30, 2018, compared with $360,000 in the corresponding period of the prior year. The Company’s effective tax rate decreased to 43.0% for the six months ended September 30, 2018 compared with 46.5% in the corresponding period of the prior year. The difference between the Company’s effective tax rate of 43.0% for the six months ended September 30, 2018 and the Company’s statutory tax rate of approximately 29% is primarily attributable to certain expenses related to the expiration of stock options that are not deductible for income tax purposes.

Liquidity and Capital Resources

We pay approximately 80% of our employees on a bi-weekly basis and we pay the remaining employees on a weekly basis, while customers pay for services generally within 45 to 60 days from the invoice date. We maintain a commercial revolving loan arrangement, currently with Wells Fargo Bank, National Association (“Wells Fargo”). We fund our payroll and operations primarily through borrowings under our $35.0 million credit facility with Wells Fargo (as amended, the “Credit Agreement”), described below under “Short Term Borrowings.”

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

Under the Credit Agreement, as of September 30, 2018, the interest rate was 3.875% for LIBOR loans and 4.25% for revolving loans. At September 30, 2018 we had approximately $1.7 million of cash on hand, $7.0 million of LIBOR loans outstanding, $3.5 million of revolving loans outstanding and $0.4 million outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 49% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date. As of the close of business October 26, 2018, we had total short term borrowings, net of cash, of approximately $8.3 million, representing approximately 50% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the six months ended September 30, 2018, we were in compliance with all covenants under the Credit Agreement.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by $0.9 million, or 8.7%, to $11.7 million as of September 30, 2018, from $10.8 million as of March 31, 2018.

We had checks drawn in advance of future deposits of $0.4 million at September 30, 2018 and $1.2 million at March 31, 2018. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections and timing of payroll payments.

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

Our gross profit margin increased during the six months ended September 30, 2018 to 12.0% of revenues, compared with 11.2% during the corresponding period in the prior year. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

For the six months ended September 30, 2018, our security services division generated approximately $52.4 million or 62% of our total revenues and our aviation services division generated approximately $32.6 million or 38% of our total revenues.

In the six months ended September 30, 2018, the Company had five customers, who represented approximately 50% of the Company’s total revenues. These five customers included one domestic and one international airline, the USPS, an online retailer and web services provider and a northeast U.S. based healthcare facility. Two of these six customers represented 17% and 16% of total revenue, respectively, for the six months ended September 30, 2018. The scope of work with the large online retailer representing 7% of total revenues was terminated effective May 31, 2018. Total revenues from the remaining four largest customers represent approximately 37% of the Company’s total revenues for the six months ended September 30, 2018.

As noted earlier, on February 12, 2009, we entered into a Credit Agreement with Wells Fargo, which was most recently amended in March 2018, as described above. As of the close of business October 26, 2018, we had total short term borrowings, net of cash, of approximately $8.3 million, representing approximately 50% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended September 30, 2018, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the six months ended September 30, 2018, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $57,000 over the remainder of our fiscal year ending March 31, 2019. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See our discussion under Note 10 “Contingencies” to the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2018, as filed with the SEC on June 11, 2018, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K for fiscal year 2018, as filed with the SEC on June 11, 2018, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2018, as filed with the SEC on June 11, 2018, except for the additional risks related to the Merger as noted below.

Risks Related to the Merger

Completion of the Merger is subject to certain conditions and if these conditions are not satisfied or waived, the Merger will not be completed. Failure to complete the Merger could negatively impact our financial condition, results of operations and stock price.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including adoption of the Merger Agreement by the Company’s shareholders at the December 4, 2018 Special Meeting of Shareholders and receipt of the Committee on Foreign Investment in the United States (CFIUS) approval. The Merger Agreement contains certain customary termination rights for Parent and the Company, including a right to terminate the Merger Agreement if the Merger is not completed by March 18, 2019, unless otherwise extended pursuant to the terms of the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be obligated to pay Parent a termination fee of approximately $1.2 million. There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed in a timely manner or at all. If the Merger is not completed, we will have incurred substantial expenses for which we will have received little or no benefit, which could negatively impact our financial condition, results of operations and stock price.

The proposed Merger could divert management’s attention and disrupt our relationships with third parties and employees, which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business. Further, the Merger Agreement restricts us from taking certain actions without consent while the Merger is pending. These restrictions will or may, among other matters, prevent us from paying dividends, pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, investing in capital expenditures in excess of certain agreed limits, incurring certain indebtedness or making certain other changes to our business pending the closing of the Merger. Uncertainty regarding the outcome of the Merger and our future could adversely affect our ability to recruit and retain key personnel and other employees, and disrupt our business relationships with our existing and potential customers, suppliers, vendors, and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These restrictions and disruptions could have a material and adverse effect on our business, financial condition, and results of operations, which could be exacerbated by a delay in the consummation of the Merger or failure to consummate the Merger.

The Merger Litigation has been filed challenging the proposed Merger, and an adverse ruling in the Merger Litigation may prevent the Merger from becoming effective, from becoming effective within the expected timeframe or may cause the Merger to be rescinded and may cause us to incur significant time, attention and expenses in defending the action.

The complaint for the Merger Litigation contains demands for, among other things, declaratory and mandatory injunctive relief, attorneys’ fees and costs and “enjoinment of the Proposed Transaction” or rescission of the Merger if consummated. Defending the action may cause us and management to incur significant time, attention and expenses. If any of the plaintiffs are successful in obtaining their stated demands, the Merger may not become effective, may not become effective within the expected timeframe or may be rescinded if consummated.

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

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2018 and September 30, 2017, (ii) Condensed Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended September 30, 2018 and September 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and September 30, 2017, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: November 9, 2018	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

