Form 10-Q
period 2018-12-31
COMMAND SECURITY CORP
filed 2019-02-13
CIK 864509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock as of February 1, 2019 was 10,134,662.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Revenues	$41,053,671	$49,180,261	$126,077,784	$143,496,876
Cost of revenues	36,193,497	43,640,504	110,991,369	127,437,129

Gross profit	4,860,174	5,539,757	15,086,415	16,059,747

Operating expenses
General and administrative	4,701,985	4,508,240	13,654,384	14,094,801
Provision for (recoveries of) doubtful accounts, net	8,665	(14,284)	37,348	(131,902)
	4,710,650	4,493,956	13,691,732	13,962,899

Operating income	149,524	1,045,801	1,394,683	2,096,848

Other expenses
Interest expense	128,900	147,617	420,279	370,025

Income before income taxes and equity loss in minority investment of unconsolidated affiliate	20,624	898,184	974,404	1,726,823

Equity loss in minority investment of unconsolidated affiliate	-	(68,500)	-	(123,400)

Income before income taxes	20,624	829,684	974,404	1,603,423

Provision for income taxes	11,000	1,613,000	421,000	1,973,000

Net income (loss)	$9,624	$(783,316)	$553,404	$(369,577)

Income (loss) per share of common stock
Basic	$0.00	$(0.08)	$0.05	$(0.04)
Diluted	$0.00	$(0.08)	$0.05	$(0.04)

Weighted average number of common shares outstanding
Basic	10,260,538	9,941,909	10,229,663	9,881,595
Diluted	10,733,592	9,941,909	10,479,169	9,881,595

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,336,490	$1,211,915
Accounts receivable, net of allowance for doubtful accounts of $200,101 and $335,192, respectively	29,976,239	36,831,394
Prepaid expenses	1,450,368	1,933,500
Other assets	2,080,880	3,321,345
Total current assets	34,843,977	43,298,154

Furniture and equipment at cost, net	705,144	559,976

Other assets:
Intangible assets, net	895,258	921,902
Other assets	3,116,181	3,508,469
Total other assets	4,011,439	4,430,371

Total assets	$39,560,560	$48,288,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks issued in advance of deposits	$423,947	$1,167,097
Short-term borrowings	13,827,766	18,234,089
Accounts payable	1,509,003	1,354,817
Accrued and other liabilities	7,336,831	11,753,423
Total current liabilities	23,097,547	32,509,426

Insurance reserves	485,624	582,481
Other non-current liabilities	33,071	46,601
Total liabilities	23,616,242	33,138,508

Stockholders’ equity:
Preferred stock, convertible Series A, $.0001 par value	-	-
Common stock, $.0001 par value	1,172	1,172
Treasury stock, at cost, 1,579,646 shares and 1,584,418 shares, respectively	(2,599,610)	(2,609,881)
Additional paid-in capital	19,189,103	18,958,453
Accumulated deficit	(646,347)	(1,199,751)
Total stockholders’ equity	15,944,318	15,149,993

Total liabilities and stockholders’ equity	$39,560,560	$48,288,501

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Earnings / (Deficit)	Total

Balance at March 31, 2017	-	1,160	(2,885,579)	18,535,051	231,950	15,882,582

Options exercised, net		12		173,150		173,162
Issuance of treasury stock			238,791	(17,191)		221,600
Stock compensation cost				235,576		235,576
Net loss					(369,577)	(369,577)

Balance at December 31, 2017	-	1,172	(2,646,788)	18,926,586	(137,627)	16,143,343

Issuance of shares in exchange for restricted stock units			36,907	(55,171)		(18,264)
Stock compensation cost				87,038		87,038
Net loss					(1,062,124)	(1,062,124)

Balance at March 31, 2018	-	1,172	(2,609,881)	18,958,453	(1,199,751)	15,149,993

Issuance of shares in exchange for restricted stock units			10,271	(22,747)		(12,476)
Stock compensation cost				253,397		253,397
Net income					553,404	553,404

Balance at December 31, 2018	$-	$1,172	$(2,599,610)	$19,189,103	$(646,347)	$15,944,318

See accompanying notes to condensed consolidated financial statements

COMMAND SECURITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$553,404	$(369,577)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	187,224	164,006
Provision for (recoveries of) doubtful accounts	37,348	(131,902)
Equity loss in minority investment of unconsolidated affiliate	-	123,400
Rent expense	(34,967)	3,208
Stock based compensation costs	253,397	235,576
Insurance reserves	(96,857)	123,364
Deferred income taxes	400,000	1,850,322
Change in receivables, prepaid expenses and other current assets	8,533,692	(11,143,242)
Change in accounts payable and other liabilities	(4,227,439)	(815,438)
Change in other long term liabilities	(13,530)	51,110
Net cash provided by (used in) operating activities	5,592,272	(9,909,173)

Cash flows from investing activities:
Purchases of equipment	(305,748)	(504,868)
Net cash used in investing activities	(305,748)	(504,868)

Cash flows from financing activities:
Net (repayments) advances on short-term borrowings	(4,406,323)	9,310,174
Change in checks issued in advance of deposits	(743,150)	379,056
Proceeds from option exercises, net	-	394,761
Tax withholding related to net share settlements of restricted stock units	(12,476)	-
Net cash provided by (used in) financing activities	(5,161,949)	10,083,991

Net change in cash and cash equivalents	124,575	(330,050)

Cash and cash equivalents, beginning of period	1,211,915	1,042,291

Cash and cash equivalents, end of period	$1,336,490	$712,241

Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31 for:	2018	2017
Interest	$436,546	$329,086
Income taxes	3,128	7,802

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

On September 18, 2018, Command Security Corporation, a New York corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prosegur SIS (USA) Inc., a Delaware corporation (“Parent”), and Crescent Merger Sub, Inc., a New York corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent.

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

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including receipt of approval of the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS approval has been delayed as a result of the recent U.S. federal government shutdown and remains pending as of the date of this report. The transaction is not subject to any financing condition.

The Merger Agreement contains certain customary termination rights for Parent and the Company, including a right to terminate the Merger Agreement if the Merger is not completed by March 18, 2019 (which may be automatically extended until June 18, 2019 in the event that CFIUS approval has not been obtained by March 18, 2019 and all other closing conditions have been satisfied), unless otherwise extended by mutual consent pursuant to the terms of the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances relating to a breach of the Company’s agreement not to pursue an alternative transaction, the Company will be obligated to pay Parent a termination fee of approximately $1.2 million.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 24, 2018 and incorporated herein by reference. It is not intended to provide any other factual information about the Company, Parent or Merger Sub, their respective businesses, or the actual conduct of their respective businesses during the period prior to the consummation of the Merger. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time and investors should not rely on them as statements of fact.

On November 2, 2018, the Company filed a definitive proxy statement with the SEC relating to a special meeting of the Company’s shareholders held on December 4, 2018 (the “Special Meeting”), the purpose of which was to consider and vote on several proposals related to the Merger Agreement and certain other related matters. At the Special Meeting, our shareholders voted on and approved all the proposals.

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

COMMAND SECURITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This guidance affects a wide variety of topics in the codification and represents changes to clarify, correct errors in, or make minor improvements to the codification. The amendments make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments apply to all reporting entities within the scope of the affected accounting guidance. Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018 for public business entities. We are currently evaluating the impact ASU 2018-09 may have on our consolidated financial statements.

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

Our customer contracts generally include payment terms which vary by the type of customer and services offered. Customer payments are generally due within 30 to 45 days upon receipt of invoice. The timing between satisfaction of a given performance obligation and invoicing is not significant. In certain situations we may require payment prior to delivery of services to the customer, in which cases deferred revenue is recorded. Deferred revenue was not material as of December 31, 2018.

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

Disaggregation of Revenues

The following table presents revenue disaggregated by service type, substantially all of which represents services that are transferred to customers over time:

	Nine Months Ended December 31, 2018
Service Types	Security Division	Aviation Division	Total
Security services	$76,095,180	$31,991,545	$108,086,725
Aviation passenger services	-	17,991,059	17,991,059
	$76,095,180	$49,982,604	$126,077,784

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Receivable, Contract Assets and Contract Liabilities

We record accounts receivable when our right to consideration becomes unconditional. We record contract liabilities (deferred revenue) when payments are received prior to the satisfaction of the related performance obligations. The current portion of our contract liabilities is included in accrued liabilities in our Consolidated Balance Sheets. We did not have any material contract assets or long-term contract liabilities as of December 31, 2018.

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

The Company is currently negotiating with Wells Fargo to amend the Credit Agreement which will, among other things, increase the interest rate and amend certain of the financial covenants. The Company expects the amendment to be finalized during the quarter ended March 31, 2019.

Under the Credit Agreement, as of December 31, 2018, the interest rate was 4.125% for LIBOR loans and 4.625% for revolving loans, an increase of 1.0% and 1.125%, respectively, as compared with December 31, 2017. At December 31, 2018, we had approximately $1.3 million of cash on hand, $7.0 million of LIBOR loans outstanding, $6.8 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 64% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date. As of the close of business January 31, 2019, we had total short term borrowings, net of cash, of approximately $13.8 million, representing approximately 73% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the nine months ended December 31, 2018, we were in compliance with all covenants under the Credit Agreement.

5.	Other Assets:

	December 31, 2018	March 31, 2018

Workers’ compensation insurance	$2,080,880	$3,321,345
Deferred tax asset	2,982,041	3,382,041
Security deposits	131,140	126,428
	5,197,061	6,829,814

Current portion	(2,080,880)	(3,321,345)

Total non-current portion	$3,116,181	$3,508,469

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

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Accrued Expenses and Other Liabilities:

	December 31, 2018	March 31, 2018

Payroll and related expenses	$5,835,488	$10,117,671
Taxes and fees payable	152,889	324,823
Accrued interest payable	47,135	63,401
Other	1,301,319	1,247,528
Total	$7,336,831	$11,753,423

7.	Insurance Reserves:

We have insurance policies covering workers’ compensation claims in states where we perform services. Estimated accrued liabilities are based on our historical loss experience and the ratio of claims paid to our historical pay-out profiles. Charges for estimated workers’ compensation related losses incurred and included in cost of sales were $86,425 and $403,002 for the three months ended December 31, 2018 and 2017, respectively, and $867,069 and $1,646,824 for the nine months ended December 31, 2018 and 2017, respectively. The decrease in workers’ compensation costs during the nine months ended December 31, 2018 was primarily due to favorable reserve adjustments on certain legacy claims including some claims that were settled at values less than previously estimated reserves.

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

COMMAND SECURITY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with SAB 118, the provisional estimates recorded represent reasonable estimates of the effects of the Tax Act as of December 31, 2018. We have not made any measurement period adjustments related to these items during the nine months ended December 31, 2018. The Company finalized its provisional estimates during the quarter ended December 31, 2018.

The following table sets forth the effective tax rates for the Company for the nine months ended December 31, 2018 and 2017.

	Nine months ended December 31,
	2018	2017
Statutory federal income tax rate	21.0%	30.8%
State and local income taxes	8.1%	7.1%
Permanent differences	13.3%	-6.0%
Minority investment in unconsolidated affiliate	-	2.8%
Remeasurement of deferred tax assets	-	84.2%
Other	0.8%	4.1%
Effective tax rate	43.2%	123.0%

The decrease in the effective tax rate for the nine months ended December 31, 2018 as compared with the nine months ended December 31, 2017 was primarily attributable to the absence of the $1.35 million charge related to the permanent U.S. federal corporate income tax rate change from 34% to 21% and the related impact on the Company’s deferred tax assets in December 2017, partly offset by the reversal of deferred tax credits related to previously issued stock options that have since expired in fiscal year 2019, the cost of which is no longer deductible.

9.	Earnings per Share:

Under the requirements of FASB ASC 260-10, Earnings Per Share, the dilutive effect of our common shares that have not been issued, but that may be issued upon the exercise or conversion, as the case may be, of rights or options to acquire such common shares, is excluded from the calculation for basic earnings per share. Diluted earnings per share reflects the additional dilution that would result from the issuance of our common shares if such rights or options were exercised or converted, as the case may be, and is presented for the three and nine months ended December 31, 2018.

For the three and nine months ended December 31, 2017, the Company reported a net loss and, accordingly, potential common shares that would cause dilution, such as employee stock options and restricted stock units (“RSUs”), have been excluded from the diluted share count because their inclusion would have been anti-dilutive. For the three and nine months ended December 31, 2017, the fully diluted shares would have been 10,540,256 and 10,476,975, respectively.

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

On November 5, 2018, a putative class action was filed in the Supreme Court of the State of New York for New York County captioned Franchi v. Command Security Corporation, et al., Index No. 655494/2018 (the “Merger Litigation”). The complaint, which was filed by a purported Company shareholder, alleged breaches of fiduciary duty by the Company’s Board of Directors, and aiding and abetting such breaches by the Company, in connection with the Merger. Among other things, the complaint asserts that (a) the preliminary proxy statement that the Company filed with the SEC on October 5, 2018 in connection with the Merger omitted certain purportedly material information, (b) the process leading to the Merger was flawed, (c) the agreed-upon deal protection measures are unduly restrictive, and (d) the merger price is inadequate.  The complaint contains demands for, among other things, declaratory and mandatory injunctive relief, attorneys’ fees and costs and “enjoinment of the Proposed Transaction” or rescission of the Merger if consummated.  The Company believes that the claims asserted in the Merger Litigation are without merit. On February 6, 2019, the parties in the Merger Litigation stipulated to voluntary discontinuance of the Merger Litigation with prejudice as to Plaintiff only, and without prejudice as to the putative class. The Company expects the stipulation to become effective subject to a court order approving the discontinuance.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Command Security Corporation and its consolidated subsidiaries. All intercompany balances and transactions are eliminated upon consolidation. The Company’s revenues and expenses transacted in foreign currencies are translated based on the monthly average exchange rate for the month in which each transaction occurred. Realized gains and losses on foreign currency transactions are recorded in general and administrative expenses on the Company’s consolidated statements of operations. Amounts recorded as foreign currency exchange gains and losses were not material for the nine months ended December 31, 2018. Assets and liabilities of the Company denominated in foreign currencies are translated at the exchange rate in effect as of the balance sheet date. Amounts recorded as a result of translation adjustments are not material as of December 31, 2018 and therefore we did not present the translation adjustments as a separate component of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. In the event that interest and/or penalties are assessed in connection with our tax filings, interest will be recorded as interest expense and penalties will be recorded as selling, general and administrative expense. We did not have any unrecognized tax benefits as of December 31, 2018 and 2017.

Stock Based Compensation

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of stock options and restricted stock units (“RSUs”) to be recognized in the financial statements based on their fair values at grant date and the recognition of the related expense over the period in which the share-based compensation vests. Non-cash charges for stock based compensation of $91,203 and $92,475 have been recorded in the three months ended December 31, 2018 and 2017, respectively, and $253,397 and $235,576 have been recorded in the nine months ended December 31, 2018 and 2017, respectively.

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

As previously disclosed, on September 18, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prosegur SIS (USA) Inc., a Florida corporation (“Parent”), and Crescent Merger Sub, Inc., a New York corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent.

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

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including receipt of the Committee on Foreign Investment in the United States (“CFIUS”) approval. CFIUS approval has been delayed as a result of the recent U.S. federal government shutdown and remains pending as of the date of this report. The transaction is not subject to any financing condition.

The Merger Agreement contains certain customary termination rights for Parent and the Company, including a right to terminate the Merger Agreement if the Merger is not completed by March 18, 2019 (which may be automatically extended until June 18, 2019 in the event that CFIUS approval has not been obtained by March 18, 2019 and all other closing conditions have been satisfied), unless otherwise extended by mutual consent pursuant to the terms of the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances relating to a breach of the Company’s agreement not to pursue an alternative transaction, the Company will be obligated to pay Parent a termination fee of approximately $1.2 million.

On November 2, 2018, the Company filed a definitive proxy statement with the U.S. Securities and Exchange Commission (the “SEC”) relating to a special meeting of the Company’s shareholders held on December 4, 2018 (the “Special Meeting”), the purpose of which was to consider and vote on several proposals related to the Merger Agreement and certain other related matters. At the Special Meeting, our shareholders voted on and approved all the proposals.

Results of Operations

Revenues

Our revenues decreased by $8.1 million, or 16.5%, to $41.1 million for the three months ended December 31, 2018, from $49.2 million in the corresponding period of the prior year. The decrease in revenues was due mainly to the cessation of services at fulfillment centers of a large on-line retailer. The decrease was partly offset by the commencement of work for LaGuardia Gateway Partners at LaGuardia Airport’s new central terminal building in June 2018, an increase in security services with the web services division of a large on-line retailer, the commencement of work under a new contract with the United States Department of State at the U.S. Mission Tegucigalpa, Honduras in February 2018 and an increase in services with various airlines.

Our revenues decreased by $17.4 million, or 12.1%, to $126.1 million for the nine months ended December 31, 2018, from $143.5 million in the corresponding period of the prior year. The decrease in revenues was due mainly to the cessation of services with the fulfillment centers division of a large on-line retailer and reductions in revenues from a major transportation company following the Company’s decision to terminate its relationship with this customer effective August 31, 2017. These decreases were partly offset by an increase in security services with the web services division of a large on-line retailer, the commencement of work under a new contract with LaGuardia Gateway Partners for LaGuardia airport’s new central terminal in June 2018, the commencement of work under a new contract with the United States Department of State at the U.S. Mission Tegucigalpa, Honduras in February 2018, an increase in services with various airlines and an increase in services with the U.S. Postal Service.

Gross Profit

Our gross profit decreased by $0.7 million, or 12.3%, to $4.9 million (11.8% of revenues) for the three months ended December 31, 2018, from $5.5 million (11.3% of revenues) in the corresponding period of the prior year. The decrease in gross profit was due mainly to the above-mentioned changes in revenue and certain start-up costs incurred in connection with new business and lower workers’ compensation expense.

Our gross profit decreased by $1.0 million, or 6.1%, to $15.1 million (12.0% of revenues) for the nine months ended December 31, 2018, from $16.1 million (11.2% of revenues) in the corresponding period of the prior year. The decrease in gross profit was due mainly to the above-mentioned changes in revenue, certain start-up costs incurred in connection with new business and lower workers’ compensation expense.

General and Administrative Expenses

Our general and administrative expenses increased by $0.2 million, or 4.3%, to $4.7 million (11.5% of revenues) for the three months ended December 31, 2018, from $4.5 million (9.2% of revenues) in the corresponding period of the prior year. The increase in general and administrative expenses was driven primarily by legal and other merger related costs of approximately $0.5 million, partly offset by lower employee compensation and benefits.

Our general and administrative expenses decreased by $0.4 million, or 3.1%, to $13.7 million (10.8% of revenues) for the nine months ended December 31, 2018, from $14.1 million (9.8% of revenues) in the corresponding period of the prior year. The decrease in general and administrative expenses was driven primarily by lower employee compensation and benefits as a result of the reductions in revenue noted above, partly offset by legal and other merger related costs of approximately $0.8 million.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended December 31, 2018, net of recoveries, increased by $22,949 to $8,665 as compared with net recoveries of $14,284 in the corresponding period of the prior year. The increase in the net provision for doubtful accounts was primarily due to a decrease in recoveries of specific accounts previously deemed uncollectible and an increase in reserves for specific accounts considered uncollectible.

The provision for doubtful accounts for the nine months ended December 31, 2018, net of recoveries, increased by $169,250 to $37,348 as compared with net recoveries of $131,902 in the corresponding period of the prior year. The increase in the net provision for doubtful accounts was primarily due to a decrease in recoveries of specific accounts previously deemed uncollectible and an increase in reserves for specific accounts considered uncollectible.

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

Interest Expense

Interest expense decreased by $18,717, or 12.7%, to $128,900 for the three months ended December 31, 2018, from $147,617 in the corresponding period of the prior year. The decrease in interest expense for the three months ended December 31, 2018 was due mainly to lower average outstanding borrowings partly offset by higher average interest rates under our credit agreement with Wells Fargo, described below.

Interest expense increased by $50,254, or 13.6%, to $420,279 for the nine months ended December 31, 2018, from $370,025 in the corresponding period of the prior year. The increase in interest expense for the nine months ended December 31, 2018 was due to higher average interest rates under our credit agreement with Wells Fargo, described below, partly offset by lower average outstanding borrowings.

Provision for income taxes

The provision for income taxes decreased by $1,602,000 to $11,000 for the three months ended December 31, 2018, compared with $1,613,000 in the corresponding period of the prior year. The Company’s effective tax rate decreased to 53.3% for the three months ended December 31, 2018 compared with 194.4% in the corresponding period of the prior year. The difference between the Company’s effective tax rate of 53.3% for the three months ended December 31, 2018 and the Company’s statutory tax rate of approximately 29% is primarily attributable to the reversal of deferred tax credits related to previously issued stock options that have since expired, the cost of which is no longer deductible.

The provision for income taxes decreased by $1,552,000 to $421,000 for the nine months ended December 31, 2018, compared with $1,973,000 in the corresponding period of the prior year. The Company’s effective tax rate decreased to 43.2% for the nine months ended December 31, 2018 compared with 123.0% in the corresponding period of the prior year. The difference between the Company’s effective tax rate of 43.2% for the nine months ended December 31, 2018 and the Company’s statutory tax rate of approximately 29% is primarily attributable to certain expenses related to the expiration of stock options that are not deductible for income tax purposes.

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

The Company is currently negotiating with Wells Fargo to amend the Credit Agreement which will, among other things, increase the interest rate and amend certain of the financial covenants. The Company expects the amendment to be finalized during the quarter ended March 31, 2019.

Under the Credit Agreement, as of December 31, 2018, the interest rate was 4.125% for LIBOR loans and 4.625% for revolving loans. At December 31, 2018 we had approximately $1.3 million of cash on hand, $7.0 million of LIBOR loans outstanding, $6.8 million of revolving loans outstanding and $0.5 million outstanding under our letters of credit sub-line under the Credit Agreement, representing approximately 64% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date. As of the close of business January 31, 2019, we had total short term borrowings, net of cash, of approximately $13.8 million, representing approximately 73% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date.

We rely on our revolving loan from Wells Fargo which contains a fixed charge covenant and various other financial and non-financial covenants. If we breach a covenant, Wells Fargo has the right to immediately request the repayment in full of all borrowings under the Credit Agreement, unless Wells Fargo waives the breach. For the nine months ended December 31, 2018, we were in compliance with all covenants under the Credit Agreement.

Investments and Capital Expenditures

We have no material commitments for capital expenditures at this time.

Working Capital

Our working capital increased by approximately $1.0 million, or 8.9%, to $11.7 million as of December 31, 2018, from $10.8 million as of March 31, 2018.

We had checks drawn in advance of future deposits of $0.4 million at December 31, 2018 and $1.2 million at March 31, 2018. Cash balances, book overdrafts and payroll and related expenses can fluctuate materially from day to day depending on such factors as collections and timing of payroll payments.

Outlook

Operating Initiatives

During the last few years the Company has pursued several initiatives to improve our competitive and strategic position. Significant progress has been made in rebuilding and strengthening our management team and improving the efficiency and functional effectiveness of our organization, systems and processes. The Company re-entered the U.S. federal government market with the commencement of work for the U.S. Postal Service (“USPS”) and in February 2018, we commenced work on an armed security contract for the U.S. Embassy in Honduras. More recently, on December 1, 2018, we commenced security services for the U.S. Embassy in Hong Kong. With the contract to provide physical security for data centers for the web services segment of the major on-line retailer, we have expanded our strategic focus to include the data center market space. Our Aviation division has also expanded to include the addition of cargo screening for a major domestic airline. Despite the recent loss of a significant scope of work with a major customer, we expect to continue to pursue similar large opportunities in multiple end markets. These large service agreements provide significant opportunities to leverage operating and administrative costs.

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

Our gross profit margin increased during the nine months ended December 31, 2018 to 12.0% of revenues, compared with 11.2% during the corresponding period in the prior year. We expect gross profit to remain under pressure due primarily to continued price competition, including competition from companies that have substantially greater financial and other resources than we have. However, we expect these effects will be moderated by continued operational efficiencies resulting from better management and leveraging of our cost structures, workflow process efficiencies associated with our integrated financial software system and higher contributions from our continuing new business development.

For the nine months ended December 31, 2018, our security services division generated approximately $76 million or 60% of our total revenues and our aviation services division generated approximately $50 million or 40% of our total revenues.

In the nine months ended December 31, 2018, the Company had five customers, who represented approximately 53% of the Company’s total revenues. These five customers included one domestic and one international airline, the USPS, an online retailer and web services provider and a northeast U.S. based healthcare facility. Two of these six customers represented 17% and 15% of total revenue, respectively, for the nine months ended December 31, 2018. The scope of work with the large online retailer representing 5% of total revenues was terminated effective May 31, 2018. Total revenues from the remaining four largest customers represent approximately 38% of the Company’s total revenues for the nine months ended December 31, 2018.

As noted earlier, on February 12, 2009, we entered into a Credit Agreement with Wells Fargo, which was most recently amended in March 2018, as described above. As of the close of business January 31, 2019, we had total short term borrowings, net of cash, of approximately $13.8 million, representing approximately 73% of the maximum borrowing capacity under the Credit Agreement based on our “eligible accounts receivable” (as defined in the Credit Agreement) as of such date, which we believe is sufficient to meet our needs for the foreseeable future barring any increase in reserves imposed by Wells Fargo. We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, planned capital expenditures and debt service requirements for the foreseeable future, barring any increase in reserves imposed by Wells Fargo. However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain and expand our existing operations through the sale of our securities, an increase in the amount of available borrowings under our Credit Agreement, obtaining additional financing from other financial institutions or otherwise. The financial markets generally, and the credit markets in particular, continue to be volatile, both in the United States and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require alternative or additional financing at this or any other time, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. If we fail to obtain additional financing when and if required by us, our business, financial condition and results of operations would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended December 31, 2018, we did not hold a portfolio of securities instruments for either trading or speculative purposes. Periodically, we hold securities instruments for other than trading purposes. Due to the short-term nature of our investments, we believe that we have no material exposure to changes in the fair value as a result of market fluctuations.

We are exposed to market risk in connection with changes in interest rates, primarily in connection with outstanding balances under our revolving line of credit with Wells Fargo, which was entered into for purposes other than trading purposes. Based on our average outstanding balances during the nine months ended December 31, 2018, a 1% change in the prime and/or LIBOR lending rates could impact our financial position and results of operations by approximately $32,000 over the remainder of our fiscal year ending March 31, 2019. For additional information on the revolving line of credit with Wells Fargo, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Short Term Borrowings.”

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

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including receipt of the Committee on Foreign Investment in the United States (CFIUS) approval. The Merger Agreement contains certain customary termination rights for Parent and the Company, including a right to terminate the Merger Agreement if the Merger is not completed by March 18, 2019, unless otherwise extended pursuant to the terms of the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be obligated to pay Parent a termination fee of approximately $1.2 million. There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed in a timely manner or at all. If the Merger is not completed, we will have incurred substantial expenses for which we will have received little or no benefit, which could negatively impact our financial condition, results of operations and stock price.

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

Exhibit 101* The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended December 31, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and December 31, 2017, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMAND SECURITY CORPORATION

Date: February 13, 2019	By:	/s/ Craig P. Coy
Craig P. Coy
Chief Executive Officer
(Principal Executive Officer)

/s/ N. Paul Brost
N. Paul Brost
Chief Financial Officer
(Principal Financial and Accounting Officer)

